Form 10-Q
period 1996-07-31
SIGMATRON INTERNATIONAL INC
filed 1996-09-09
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended July 31, 1996

                         Commission File Number 0-23248


                         SigmaTron International, Inc.
- --------------------------------------------------------------------------------
(Exact Name of Registrant, as Specified in its Charter)

     Delaware                                                   36-3918470
- --------------------------------------------------------------------------------
(State or other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


2201 Landmeier Road, Elk Grove Village, Illinois 60007
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (847) 956-8000

                                  No Change
- --------------------------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last Reports)

Indicate, by check mark, whether the Registrant

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

         Yes   XX     No
               --         --

     (2) has been subject to such filing requirements for the past 90 days.

         Yes   XX     No
               --         --

On August 30, 1996, there were 2,782,289 shares of the Registrant's Common Stock outstanding.

                         SigmaTron International, Inc.

                                     Index





PART 1.    FINANCIAL INFORMATION:                                       Page No.
                                                                        --------


    Item 1.    Financial Statements

                    Consolidated Balance Sheets--July 31, 1996
                         and April 30, 1996                                  3

                    Consolidated Statements of Income--Three Months
                         Ended July 31, 1996 and 1995                        4

                    Consolidated Statements of Cash Flows--Three Months
                         Ended July 31, 1996 and 1995                        5

                    Notes to Consolidated Financial Statements               6


    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8


PART II.   OTHER INFORMATION

    Item 6.    Exhibits                                                     10

                         SigmaTron International, Inc.
                          Consolidated Balance Sheets

                                                                                          JULY 31,          April 30,
                                                                                            1996               1996
                                                                                        (UNAUDITED)         (Audited)
                                                                                       --------------     --------------
 Assets
 Current assets:
   Cash                                                                                  $     2,500        $     2,500
   Accounts receivable, less allowance for doubtful
    accounts of $492,126 at July 31,
   1996 and  April 30, 1996                                                               12,674,087         11,080,485
   Inventories                                                                            13,325,276         14,854,050
   Equipment lease receivables from affiliate                                                761,394            655,913
   Note receivables from affiliate                                                           300,000            300,000
   Prepaid expenses                                                                          362,113            167,686
   Other assets                                                                            1,138,267            744,164
   Deferred incomes taxes                                                                    446,871            446,871
                                                                                         ------------       ------------
   Total current assets                                                                   29,010,508         28,251,669

   Machinery and equipment, net                                                            8,032,996          7,230,393
   Intangible assets, net of amortization of
    $160,318 and $154,341 at July 31, 1996 and April
   30, 1996, respectively                                                                     31,937             37,914
   Equipment lease receivables from affiliate, less
     current portion                                                                       1,858,480          1,920,876
   Investment and advances with affiliate                                                    199,241            202,524
   Other assets                                                                              451,983            671,418
                                                                                         -----------        -----------
   Total assets                                                                          $39,585,145        $38,314,794
                                                                                         ===========        ===========
 Liabilities and stockholders' equity
 Current liabilities:
   Notes payable - Banks                                                                     166,668            166,668
   Notes payable - Related parties                                                           133,806            151,860
   Trade accounts payable                                                                  4,895,885          6,062,695
   Trade accounts payable - Related parties                                                  235,071            794,310
   Accrued expenses                                                                        1,064,757          1,443,034
   Income tax payable                                                                        482,425             66,236
   Capital lease obligations                                                               1,012,449            913,566
                                                                                         -----------        -----------
   Total current liabilities                                                               7,991,061          9,598,369


   Notes payable - Banks, less current portion                                            14,638,611         12,533,171
   Notes payable - Related parties, less current portion                                      10,649             42,596
   Capital lease obligations, less current portion                                         2,825,991          2,720,484
   Deferred income taxes                                                                     651,635            651,635

 Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares
     authorized, none issued and outstanding                                                 -                  -
   Common stock, $.01 par value; 6,000,000 shares
     authorized, 2,782,289 and 2,737,500 shares issued and                                    27,823             27,375
     outstanding at July 31, 1996 and April 30, 1996, respectively
   Capital in excess of par value                                                          8,437,016          8,384,089
   Retained earnings                                                                       5,002,359          4,357,075
                                                                                         -----------        -----------
 Total stockholders' equity                                                               13,467,198         12,768,539

 Total liabilities and stockholders' equity                                              $39,585,145        $38,314,794
                                                                                         ===========        ===========

 See accompanying notes.

                         SigmaTron International, Inc.
                       Consolidated Statements Of Income
                                  ( Unaudited)

                                                                            THREE MONTHS         Three Months
                                                                               ENDED                Ended
                                                                           JULY 31, 1996        July 31, 1995
                                                                          ----------------     ----------------
Net sales                                                                     $18,480,335          $11,149,046
Cost of products sold                                                          15,624,911            9,463,662
                                                                              -----------          -----------
                                                                                2,855,424            1,685,384


Selling and administrative expenses                                             1,449,965              614,933

Operating income                                                                1,405,459            1,070,451

Equity in net loss of affiliate                                                     3,283              132,631

Interest expense:
    Banks and capital lease obligations                                           424,863              338,549
    Related parties                                                                 3,820               11,653
    Interest income                                                              (101,982)            (117,670)
                                                                              -----------          -----------
                                                                                  326,701              232,532
                                                                              -----------          -----------
Income before income taxes                                                      1,075,475              705,288


Income taxes                                                                      430,191              282,116
                                                                              -----------          -----------
Net income                                                                    $   645,284          $   423,172
                                                                              -----------          -----------



Net income per common and common equivalent share                                   $0.22                $0.15
                                                                              ===========          ===========

Weighted average number of common and common
  share equivalent shares outstanding                                           2,885,585            2,737,500
                                                                              ===========          ===========

Net income per common share -
assuming full dilution                                                              $0.22
                                                                              ===========

Weighted average number of common shares
outstanding - assuming full dilution                                            2,889,120
                                                                              ===========

See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                              THREE MONTHS ENDED JULY 31,

                                                              1996               1995
Operating activities:                                     -------------      -------------
Net income                                                $  645,284         $  423,172
Adjustments to reconcile net income
to net cash used in operating activities:
   Depreciation                                              226,530            170,327
   Equity in net loss of affiliate                             3,283            132,631
   Amortization                                                5,977              6,964
Changes in operating assets and liabilities:
   Accounts receivable                                    (1,593,602)           (80,977)
   Inventories                                             1,528,774         (1,823,347)
   Prepaid expenses                                         (194,427)            35,730
   Refundable income taxes                                         0            134,773
   Other assets                                             (174,668)          (153,854)
   Deferred income taxes                                           0                  0
   Trade accounts payable                                 (1,166,810)         1,850,552
   Trade accounts payable - related parties                 (559,239)          (380,639)
   Accrued expenses                                         (378,277)          (476,159)
   Income tax payable                                        416,189            147,343
                                                          ----------         ----------
  Net cash used in operating activities                   (1,240,986)           (13,484)
 Investing activities:
   Purchases of machinery and equipment                     (680,420)          (298,898)
   Proceeds from sale of machinery
    and equipment                                                  0             19,000
   Advances to affiliate                                           0            (50,000)
   Proceeds from affiliate subleases                          64,645              1,982
                                                          ----------         ----------
  Net cash used in investing activities                     (615,775)          (327,916)
 Financing activities:
   Repayment of term loan and other notes payable            (50,001)          (139,999)
   Net payments under capital lease obligations             (252,053)          (240,483)
   Issuance of common stock                                   53,375                  0
   Net proceeds under  line of credit                      2,105,440            721,882
                                                          ----------         ----------
   Net cash provided by financing activities               1,856,761            341,400
   Change in cash                                                  0                  0
   Cash at beginning of period                                 2,500              2,500
                                                          ----------         ----------
   Cash at end of period                                  $    2,500         $    2,500
                                                          ----------         ----------

   Supplementary disclosure of cash flow information:
   Acquisition of machinery and equipment
    financed under capital leases                         $  348,713         $        0
                                                          ----------         ----------

See accompanying notes.

                         SigmaTron International, Inc.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 1996



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1996.


NOTE B -- INVENTORIES

The components of inventory consist of the following:


                                     July 31,      April 30,
                                      1996           1996
                                   -----------    -----------
        Finished products          $ 1,022,045    $   556,157
        Work-in-process              1,010,164      1,407,996
        Raw materials               11,293,067     12,889,897
                                   -----------    -----------
                                   $13,325,276    $14,854,050
                                   ===========    ===========

NOTE C -- 401(k) PLAN

Effective May 1, 1996 the Company changed 401(k) providers. Under the new agreement eligible participants are allowed to contribute up to 15% of their annual compensation. For each eligible participant the Company will contribute a matching contribution of 50% of employee deferrals up to $600 of employee deferrals. The Company contributed $8,100 in the first quarter of fiscal 1997. The Company anticipates administration costs associated with the plan will be approximately $9,000 for fiscal 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Net sales increased 65.8% from $11,149,046 for the three month period ended July 31, 1995 to $18,480,335 for the three month period ended July 31, 1996. The increase in net sales was due to increased sales to existing and new customers. Nighthawk Systems Incorporated ("NSI") and the Company entered into an agreement whereby the Company is the exclusive manufacturer of carbon monoxide detectors for NSI. NSI accounted for approximately $3,650,000 of net sales for the quarter ended July 31, 1996 compared to $3,650 for the same period in the prior year. The Company began manufacturing for NSI in August 1995 and NSI's market is an emerging market which could lead to volatility in the forecast. The Company anticipates NSI will account for a significant percentage of the Company's net sales in fiscal 1997. Sales to NSI are expected to be seasonal due to the nature of the product and the Company anticipates strong sales to NSI in the fall and winter months. The volatility of NSI orders may cause the Company's revenues and earnings to fluctuate significantly.

Gross profit increased during the three month period ended July 31, 1996 to $2,855,424 or 15.5% of net sales from $1,685,384 or 15.1% of net sales for the same period of the prior fiscal year. The increase in gross profit of $1,170,040 in the first quarter of fiscal 1997 compared to the same period in the prior year is primarily due to a higher sales volume.

Selling and administrative expenses increased from $614,933 or 5.5% of net sales during the three month period ended July 31, 1995 to $1,449,965 or 7.8%
of net sales.   This increase is due to increased commission, insurance and material procurement expenses, which were incurred to support the additional revenue volume. Also contributing to the increase in selling and administrative expenses as a percent of net sales was an accrual reversal in July 1995, which eliminated a $300,000 accrual for payables to creditors of a predecessor company.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 1996 was $424,863 compared to $338,549 for the same period in the prior year. This increase was attributable to a higher outstanding balance on the line of credit and interest expense associated with capital lease obligations.

As a result of the foregoing, net income increased from $423,172 or 52.5% for the three month period ended July 31, 1995 to $645,284. Net earnings per share for the quarter ended July 31, 1996 were $.22 compared to $.15 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of fiscal 1997 the Company financed its growth through net income and borrowings from its secured lender. The Company's primary source of liquidity has been cash provided by borrowings from its secured lender. The Company had working capital of $21,019,447 at July 31, 1996 and $14,003,312 at July 31, 1995, representing a current ratio of 3.6 and
3.0 for these periods, respectively.

For the three month period ended July 31, 1996, the primary use of cash from operations was accounts receivable and accounts payable. The net cash used for investing activity, for the period ended July 31, 1996 and 1995 was $723,505 and $327,916, respectively, which was attributable primarily to machinery and equipment purchases.

To the extent that the Company provides the funds necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, equal approximately $1,192,445 for the quarter ended July 31, 1996. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.






NOTE: To the extent any statements in this Form 10-Q may be deemed to be forward-looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those risks and uncertainties set forth in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

                  SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION

                                 July 31, 1996



ITEM 6(A) EXHIBITS

Exhibit 10.35 Amended 401 (k) plan agreement between SigmaTron and Putnam Investments dated May 1, 1996.

Item 6 (a):     Exhibits 27 - Financial Data Schedule (EDGAR version only).

       (b): No report on Form 8-K was filed for the quarter ended July 31, 1996.



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


Gary R. Fairhead                                           9/9/96
- ------------------------------------------------  ------------------------------
Gary R. Fairhead                                  Date
President and CEO (Principal Executive Officer)


Linda K. Blake                                             9/9/96
- ------------------------------------------------  ------------------------------
Linda K. Blake                                    Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)