Form 10-Q
period 1996-10-31
SIGMATRON INTERNATIONAL INC
filed 1996-12-10
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 1996

                         Commission File Number 0-23248


                         SigmaTron International, Inc.
--------------------------------------------------------------------------------
(Exact Name of Registrant, as Specified in its Charter)


        Delaware                                           36-3918470
--------------------------------------------------------------------------------
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification
                                                         Number)


2201 Landmeier Road, Elk Grove Village, Illinois 60007
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:      (847) 956-8000

                                   No Change
--------------------------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last Reports)

Indicate, by check mark, whether the Registrant

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

         Yes  XX   No
              --     --
     (2) has been subject to such filing requirements for the past 90 days.

         Yes  XX   No
              --      --
On December 6, 1996, there were 2,782,289 shares of the Registrant's Common Stock outstanding.

                         SigmaTron International, Inc.

                                     Index





PART 1.          FINANCIAL INFORMATION:                                Page No.
                                                                       --------

    Item 1.   Financial Statements

                Consolidated Balance Sheets--October 31, 1996
                     and April 30, 1996                                     3

                Consolidated Statements of Income--Three and
                     Six Months Ended October 31, 1996 and 1995             4

                Consolidated Statements of Cash Flows--Six Months
                     Ended October 31, 1996 and 1995                        5

                Notes to Consolidated Financial Statements                  6


    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7


PART II.   OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Security Holders         9

    Item 6.     Exhibits

                         SIGMATRON INTERNATIONAL, INC.
                          Consolidated Balance Sheets



                                                                        OCTOBER 31,        April 30,
                                                                           1996               1996
                                                                        (UNAUDITED)        (Audited)
                                                                      ---------------     ------------
ASSETS
Current assets:
  Cash                                                                   $     2,500      $     2,500
  Accounts receivable, less allowance for doubtful
   accounts of $671,126 at October 31,
  1996 and $492,126 at  April 30, 1996                                    20,539,735       11,080,485
  Inventories                                                             19,501,846       14,854,050
  Equipment lease receivables from affiliate                                 764,015          655,913
  Notes receivable from affiliate                                            420,000          300,000
  Prepaid expenses                                                           311,646          167,686
  Other assets                                                             1,542,093          744,164
  Deferred incomes taxes                                                     446,871          446,871
                                                                         -----------      -----------
  Total current assets                                                    43,528,706       28,251,669

  Machinery and equipment, net                                             8,897,475        7,230,393
  Intangible assets, net of amortization of
   $166,276 and $154,341 at October 31, 1996 and April
  30, 1996, respectively                                                      25,979           37,914
  Equipment lease receivables from affiliate, less
    current portion                                                        1,696,547        1,920,876
  Investment and advances with affiliate                                     176,310          202,524
  Other assets                                                               451,983          671,418
                                                                         -----------      -----------
  Total assets                                                           $54,777,000      $38,314,794
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Banks                                                      166,668          166,668
  Notes payable - Related parties                                            106,490          151,860
  Trade accounts payable                                                  13,736,876        6,062,695
  Trade accounts payable - Related parties                                 1,178,597          794,310
  Accrued expenses                                                         1,485,623        1,443,034
  Income tax payable                                                         562,873           66,236
  Capital lease obligations                                                1,038,452          913,566
                                                                         -----------      -----------
  Total current liabilities                                               18,275,579        9,598,369


  Notes payable - Banks, less current portion                             18,443,260       12,533,171
  Notes payable - Related parties, less current portion                      -                 42,596
  Capital lease obligations, less current portion                          2,555,463        2,720,484
  Deferred income taxes                                                      651,635          651,635

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                  -                 -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,782,289 and 2,737,500 shares issued and
    outstanding at October 31, 1996 and April 30, 1996, respectively          27,823           27,375
  Capital in excess of par value                                           8,512,016        8,384,089
  Retained earnings                                                        6,311,224        4,357,075
                                                                         -----------      -----------
Total stockholders' equity                                                14,851,063       12,768,539
                                                                         -----------      -----------

Total liabilities and stockholders' equity                               $54,777,000      $38,314,794
                                                                         ===========      ===========


See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                       Consolidated Statements of Income
                                 (Unaudited)


                                                        THREE MONTHS        Three Months         SIX MONTHS          Six Months
                                                            ENDED               Ended               ENDED               Ended
                                                       OCTOBER 31, 1996    October 31, 1995    OCTOBER 31, 1996    October 31, 1995
                                                       ---------------     ---------------     ---------------     ---------------
Net sales                                                 $29,696,006         $16,957,907         $48,176,341         $28,106,953
Cost of products sold                                      25,185,242          14,374,176          40,810,153          23,837,838
                                                          -----------         -----------         -----------         -----------
                                                            4,510,764           2,583,731           7,366,188           4,269,115


Selling and administrative expenses                         1,910,613           1,216,960           3,360,578           1,831,893
                                                          -----------         -----------         -----------         -----------
Operating income                                            2,600,151           1,366,771           4,005,610           2,437,222

Equity in net loss of affiliate                                22,681              79,860              25,964             212,491


Interest expense - banks and capital lease obligations        490,267             362,362             915,130             682,623
Interest expense - related party                                2,873               8,340               6,694              19,993
Interest income - related party                               (97,110)           (103,621)           (199,092)           (203,003)
                                                          -----------         -----------         -----------         -----------


Income before income taxes                                  2,181,440           1,019,830           3,256,914           1,725,118


Income taxes                                                  872,576             407,931           1,302,765             690,047
                                                          -----------         -----------         -----------         -----------
Net income                                                $ 1,308,864            $611,899         $ 1,954,149         $ 1,035,071
                                                          ===========         ===========         ===========         ===========



Net income per common and common equivalent share               $0.45               $0.22               $0.68               $0.38
                                                          ===========         ===========         ===========         ===========
Weighted average number of common and common
equivalent shares outstanding                               2,892,689           2,737,500           2,889,137           2,737,688
                                                          ===========         ===========         ===========         ===========

Net income per common share -
assuming full dilution                                          $0.45                                   $0.67
                                                          ===========                             ===========

Weighted average number of common shares
outstanding - assuming full dilution                        2,903,391                               2,903,391
                                                          ===========                             ===========


See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                    SIX MONTHS ENDED OCTOBER 31,

                                                                       1996              1995
                                                                    -----------       -----------
     OPERATING ACTIVITIES
     Net income                                                     $ 1,954,149       $ 1,035,071
     Adjustments to reconcile net income
     to net cash used in operating activities:
          Depreciation                                                  471,810           355,561
          Equity in net loss of affiliate                                25,964           212,491
          Amortization                                                   11,935            13,607
          Compensation expense related to stock options                  75,000                 0
     Changes in operating assets and liabilities:
          Accounts receivable                                        (9,459,250)       (4,062,768)
          Notes receivable from affiliates                                    0          (150,000)
          Inventories                                                (4,647,796)       (6,124,421)
          Prepaid expenses                                             (143,960)         (158,605)
          Refundable income taxes                                             0           134,773
          Other assets                                                 (578,494)          (47,835)
          Trade accounts payable                                      7,674,181         6,156,184
          Trade accounts payable - related parties                      384,287          (165,457)
          Accrued expenses                                               42,589          (297,248)
          Income tax payable                                            496,637           288,274
                                                                    -----------       -----------
        Net cash used in operating activities                         1,098,808        (2,810,373)

     INVESTING ACTIVITIES:
          Purchases of machinery and equipment                       (1,790,179)         (719,714)
          Proceeds from sale of investment in affiliate                     250                 0
          Proceeds from sale of machinery
           and equipment                                                      0            37,513
          Advances to affiliate                                        (120,000)          (50,000)
          Proceeds from affiliate subleases                             223,958           123,761
                                                                    -----------       -----------
        Net cash used in investing activities                        (1,685,971)         (608,440)

     FINANCING ACTIVITIES:
        Repayment of term loan and other notes payable                  (87,966)         (263,011)
        Net payments under capital lease obligations                   (496,579)         (434,652)
        Issuance of common stock                                         53,375                 0
        Net proceeds under  line of credit                            5,910,089         4,116,476
                                                                    -----------       -----------
        Net cash provided by financing activities                     5,378,919         3,418,813

        Change in cash                                                        0                 0
        Cash at beginning of period                                       2,500             2,500
                                                                    -----------       -----------
        Cash at end of period                                            $2,500            $2,500
                                                                    ===========       ===========


        SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

        Acquisition of machinery and equipment
          financed under capital leases                                $348,713          $432,256
                                                                    ===========       ===========

        See accompanying notes.

                        SigmaTron International, Inc.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 1996



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1996.


NOTE B -- INVENTORIES

The components of inventory consist of the following:

                             October 31,     April 30,
                                1996           1996
                             -----------    -----------

         Finished products    $15,316,804   $   556,157
         Work-in-process        2,920,105     1,407,996
         Raw materials          1,264,937    12,889,897
                              -----------  ------------
                              $19,501,846   $14,854,050
                              ===========  ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this Form 10-Q may be deemed to be forward-looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those risks and uncertainties set forth in the Company's Annual Report and Form 10-K for the fiscal year ended April 30, 1996.

RESULTS OF OPERATIONS:

Net sales increased 75% from $16,957,907 for the three month period ended October 31, 1995 to $29,696,006 for the three month period ended October 31, 1996. During the first six months of fiscal 1997 net sales increased 71% to $48,176,341 from $28,106,953 for the comparable period of the prior year. The increase in net sales was due primarily to sales to Nighthawk Systems, Inc. ("NSI"), which contributed approximately $16,794,081 in net sales for the six months ended October 31, 1996. The Company began manufacturing for NSI in August 1995, and NSI's market is an emerging market which could lead to volatility in the forecast. The Company anticipates NSI will account for a significant percentage of the Company's net sales in fiscal 1997. Sales to NSI are expected to be seasonal due to the nature of the product. The volatility of NSI orders may cause the Company's revenues and earnings to fluctuate significantly. Also contributing to the increase were higher sales to existing customers in the gaming and telecommunication industries.

Gross profit increased during the three month period ended October 31, 1996 to $4,510,764 or 15.2% of net sales from $2,583,731 or 15.2% for the same period of the prior fiscal year. Gross profit increased for the six month period ended October 31, 1996 to $7,366,188 or 15.3% of net sales from $4,269,115 or 15.2% of net sales for the same period in the prior year. The increase in gross profit is primarily due to the higher sales volume.

Selling and administrative expenses increased from $1,216,960 or 7.2% of net sales during the three month period ending October 31, 1995 to $1,910,613 or 6.4% of net sales for the same period in the current year. The increase in selling and administrative expenses is due to an increase in commission expense related to the higher sales volume. Also contributing to the increase for the quarter was a bonus accrual for employees and management. For the six month period ended October 31, 1996 selling and administrative expense increased from $1,831,893 or 6.5% of net sales to $3,360,578 or 7.0% of net sales for the comparable period in the current fiscal year. The increase as a percentage of net sales in fiscal 1997 is primarily the result of reversing a $300,000 payables due to creditors of the predecessor Company in the second quarter of fiscal 1996. The accrual was reversed based on the expiration of the five-year statute of limitations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

- cont'd

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 1996 was $490,267 compared to $362,362 for the same period in the prior year. For the six months ended October 31, 1996 interest expense increased to $915,130 from $682,623 in the same period for the prior fiscal year. This increase was attributable to a higher outstanding balance on the line of credit and interest expense associated with increased capital lease obligations.

As a result of the foregoing, income before taxes increased 114% from $1,019,830 in the three month period ended October 31, 1995 to $2,181,440 for the same period in the prior fiscal year. Net income increased 114% from $611,899 for the three month period ended October 31, 1995 to $1,308,864 for the three month period ended October 31, 1996. Earnings per share increased 105% to $ .45 for the three month period ended October 31, 1996 compared to $
 .22 for the second quarter in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity has been cash provided by borrowings from its secured lender. The Company had working capital of $25,253,127 at October 31, 1996 and $18,031,939 at October 31, 1995 resulting in a current ratio of 2.38 and 4.35 for these periods, respectively.

For the six month period ended October 31, 1996, the primary use of cash from operations was for increases in accounts receivable and inventories, which was partially offset by the increase in accounts payable. The net cash used for operations equaled $3,692,948 compared to $2,810,373 for the six months ended October 31, 1995. The net cash used for investing activities for the same period was $1,685,971 and $608,440 respectively, which was attributable primarily to machinery and equipment purchases.

Net cash provided by financing activities totaled $5,378,919 for the six months ended October 31, 1996 compared to $3,418,813 in the prior year. Net proceeds under the line of credit increased to $5,910,089 for the six months ended October 31, 1996 from $4,116,476 for the six months ended October 31, 1995.

To the extent that the Company provides the funds necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, equal approximately $1,545,500 for the three month period ended October 31, 1996 and $2,738,000 for the six month period ended October 31, 1996.

                         SIGMATRON INTERNATIONAL, INC.

                          PART II - OTHER INFORMATION

                                October 31, 1996

ITEM 4: Submission of Matters to a Vote of Security Holders

On September 20, 1996, the Company held its 1996 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1999 Annual Meeting of Stockholders: Gary R. Fairhead, Franklin D. Sove and Dilip S. Vyas. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:



        Nominee              For     Against  Abstained
        -------           ---------  -------  ---------
        Gary R. Fairhead  2,636,301   7,445      --
        Franklin D. Sove  2,636,301   7,445      --
        Dilip S. Vyas     2,636,301   7,445      --

The stockholders also voted to approve the ratification of the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending April 30, 1997. 2,633,451 shares were cast for such selection, 6,745 shares were cast against such selection, and 3,550 shares abstained.

ITEM 6 (a) EXHIBITS

10.36 Lease Agreement between the Company and International Financial Services 96-049 dated April 18, 1996. The Company was granted a hardship exemption as provided in Rule 202 of Regulation S-T. The lease exhibit has been filed under the cover of Form SE.

10.37 Lease Agreement between the Company and International Financial Services 96-076 dated June 6, 1996. The Company was granted a hardship exemption as provided in Rule 202 of Regulation S-T. The lease exhibit has been filed under the cover of Form SE.


11.00        Statement RE:  Computation of Earnings Per Share.

Item 6 (a)   Exhibits 27 - Financial Data Schedule (EDGAR version only)

       (b) No report on Form 8-K was filed for the quarter ended October 31, 1996.

SIGNATURES:



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                                        12/10/96
--------------------------------------                    --------------
Gary R. Fairhead                                              Date
President and CEO (Principal Executive
Officer)

/s/ Linda K. Blake                                           12/10/96
--------------------------------------                    --------------
Linda K. Blake                                                Date

Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer
and Principal Accounting Officer)

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


                                                       12/10/96
--------------------------------------             ---------------
Gary R. Fairhead                                         Date
President and CEO (Principal Executive
Officer)

                                                       12/10/96
--------------------------------------             ---------------
Linda K. Blake                                           Date
Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer
and Principal Accounting Officer)