Form 10-Q
period 1997-01-31
SIGMATRON INTERNATIONAL INC
filed 1997-03-12
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 1997

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

Indicate, by check mark, whether the Registrant

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

          Yes   XX    No
                ---       ---
     (2)  has been subject to such filing requirements for the past 90 days.

          Yes   XX    No
                ---       ---
On March 10, 1997, there were 2,875,227 shares of the Registrant's Common Stock outstanding.

                         SigmaTron International, Inc.

                                     Index





PART I.  FINANCIAL INFORMATION:                                  Page No.
                                                                 --------

     Item 1.  Financial Statements

                Consolidated Balance Sheets--January 31, 1997
                and April 30, 1996                                   3

                Consolidated Statements of Income--Three and
                Nine Months Ended January 31, 1997 and 1996          4

                Consolidated Statements of Cash Flow--Nine Months
                Ended January 31, 1997 and 1996                      5

                Notes to Consolidated Financial Statements           6


     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8


PART II.  OTHER INFORMATION
                Item 6.  Exhibits                                   10

                        SIGMATRON INTERNATIONAL, INC.
                         Consolidated Balance Sheets



                                                              JANUARY 31,       April 30,
                                                                1997              1996
                                                             (UNAUDITED)       (Audited)
                                                            -------------     ----------

ASSETS
Current assets:
 Cash                                                       $     2,500       $     2,500
 Accounts receivable, less allowance for doubtful
  accounts of $164,126 at January 31,
  1997 and $492,126 at April 30, 1996                        10,105,157        11,080,485
 Inventories                                                 19,825,513        14,854,050
 Equipment lease receivables from affiliate                     816,293           655,913
 Notes receivable from affiliate                                      -           300,000
 Prepaid expenses                                               224,109           167,686
 Other assets                                                 1,997,971           744,164
 Deferred income taxes                                          446,871           446,871
                                                             ----------        ----------
 Total current assets                                        33,418,414        28,251,669

 Machinery and equipment, net                                 9,236,836         7,230,393
 Intangible assets, net of amortization of
  $172,197 and $154,341 at January 31, 1997 and
  April 30, 1996, respectively                                   20,058            37,914
 Equipment lease receivables from affiliate, less
  current portion                                             1,645,505         1,920,876
 Investment and advances with affiliate                         549,469           202,524
 Other assets                                                   446,984           671,418
                                                             ----------        ----------
 Total assets                                               $45,317,266       $38,314,794
                                                             ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable - Bank                                           166,668           166,668
 Notes payable - Related parties                                 74,543           151,860
 Trade accounts payable                                       8,634,393         6,062,695
 Trade accounts payable - Related parties                       428,605           794,310
 Accrued expenses                                             1,070,611         1,443,034
 Income taxes payable                                           708,039            66,236
 Capital lease obligations                                    1,088,497           913,566
                                                             ----------        ----------
 Total current liabilities                                   12,171,356         9,598,369

 Notes payable - Bank, less current portion                  14,078,507        12,533,171
 Notes payable - Related parties, less current portion                0            42,596
 Capital lease obligations, less current portion              2,388,541         2,720,484
 Deferred income taxes                                          651,635           651,635

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; 500,000 shares
  authorized, none issued and outstanding                             -                 -
 Common stock, $.01 par value; 6,000,000 shares
  authorized, 2,875,227 and 2,737,500 shares issued and          28,752            27,375
  outstanding at January 31, 1997 and April 30, 1996,
  respectively                                                8,930,212         8,384,089
 Capital in excess of par value                               7,068,263         4,357,075
                                                             ----------        ----------
 Retained earnings                                           16,027,227        12,768,539
                                                             ----------        ----------

Total stockholders' equity

Total liabilities and stockholders' equity                  $45,317,266       $38,314,794
                                                             ==========        ==========

See accompanying notes.

                        SigmaTron International, Inc.
                      Consolidated Statements of Income
                                 (Unaudited)



                                                         THREE MONTHS        Three Months         NINE MONTHS        Nine Months
                                                             ENDED               Ended               ENDED              Ended
                                                        JANUARY 31, 1997    January 31, 1996    JANUARY 31, 1997   January 31, 1996
                                                        ----------------    ----------------    ----------------   ----------------
Net sales
Cost of products sold                                     $21,910,286         $20,118,444          $70,086,628       $48,225,397
                                                           19,051,065          17,191,061           59,861,218        41,028,899
                                                          -----------         -----------          -----------       -----------
                                                            2,859,221           2,927,383           10,225,410         7,196,498


Selling and administrative expenses                         1,185,831           1,360,591            4,546,409         3,192,486
                                                          -----------         -----------          -----------       -----------
Operating income                                            1,673,390           1,566,792            5,679,001         4,004,012

Equity in net loss (income) of affiliate                       26,841             (10,113)              52,805           202,378


Interest expense - banks and capital lease obligations        483,980             487,358            1,399,110         1,169,979
Interest expense - related party                                2,006               6,717                8,699            26,710
Interest income - related party                              (101,167)            (99,467)            (300,259)         (302,470)
                                                          -----------         -----------          -----------       -----------
                                                              411,660             384,495            1,160,355         1,096,597

Income before income taxes                                  1,261,730           1,182,297            4,518,646         2,907,415


Income taxes                                                  504,692             472,919            1,807,458         1,162,966
                                                          -----------         -----------          -----------       -----------
Net income                                                $   757,038         $   709,378          $ 2,711,188       $ 1,744,449
                                                          ===========         ===========          ===========       ===========



Net income per common and common equivalent share         $      0.25         $      0.26          $      0.93       $      0.64
                                                          ===========         ===========          ===========       ===========

Weighted average number of common and common
equivalent shares outstanding                               2,982,201           2,738,072            2,920,158         2,737,818
                                                          ===========         ===========          ===========       ===========

Net income per common share -
assuming full dilution                                    $      0.25                              $      0.90
                                                          ===========                              ===========

Weighted average number of common shares
outstanding - assuming ful dilution                         3,026,570                                3,026,570
                                                          ===========                              ===========

See accompanying notes.

                        SIGMATRON INTERNATIONAL, INC.
                     Consoldiated Statements of Cash Flow
                                 (Unaudited)


                                                       NINE MONTHS ENDED JANUARY 31,

OPERATING ACTIVITIES                                      1997                1996
                                                      -----------         ---------
Net Income                                            $2,711,188          $1,744,449
Adjustments to reconcile net income
to net provided by (cash used) in
operating activities:
  Depreciation                                           739,836             551,024
  Equity in net loss of affiliate                         52,805             202,378
  Amortization                                            17,856              19,607
  Provision for doubtful accounts                              -             (21,112)
  Compensation expense related to stock options           75,000                   -
Changes in operating assets and liabilities:
  Accounts receivable                                    975,328          (4,217,913)
  Notes receivable from affiliates                             -            (200,000)
  Inventories                                         (4,971,463)         (5,142,574)
  Prepaid expenses                                       (56,423)            (23,424)
  Refundable income taxes                                      -             134,773
  Other assets                                        (1,029,373)           (845,981)
  Trade accounts payable                               2,571,698           2,972,355
  Trade accounts payable - related parties              (365,705)           (163,793)
  Accrued expenses                                      (372,423)            (50,075)
  Income taxes payable                                   641,803             331,693
                                                       ---------           ---------
 Net provided by (cash used) in operating activities     990,127          (4,708,593)

INVESTING ACTIVITIES:
  Purchases of machinery and equipment                (2,397,566)         (1,230,264)
  Proceeds from sale of investment in affiliate              250                   -
  Proceeds from sale of machinery
   and equipment                                               -              37,513
  Advances to affiliate                                 (100,000)            (50,000)
 Net proceeds from affiliate subleases                   370,620             206,966
                                                       ---------           ---------
 Net cash used in investing activities                (2,126,696)         (1,035,785)

FINANCING ACTIVITIES:

  Repayment of term loan and other notes payable        (119,913)           (313,012)
  Net payments under capital lease obligations          (761,354)           (644,508)
  Issuance of common stock                               472,500                   -
  Net proceeds under line of credit                    1,545,336           6,701,898
                                                       ---------           ---------
  Net cash provided by financing activities            1,136,569           5,744,378

  Change in cash                                               0                   0
  Cash at beginning of period                              2,500               2,500
                                                       ---------           ---------
  Cash at end of period                               $    2,500          $    2,500
                                                       =========          ==========

  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

  Acquisition of machinery and equipment
   financed under capital leases                      $  348,713          $  432,256
                                                       =========            ========

See accompanying notes.

                         SigmaTron International, Inc.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 1997



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1996.


NOTE B -- INVENTORIES

The components of inventory consist of the following:


                       January 31,            April 30,
                         1997                   1996
                      ------------          -----------

Finished products    $ 1,341,516           $   556,157
Work-in-process        1,960,720             1,407,996
Raw materials         16,523,277            12,889,897
                     -----------           -----------
                     $19,825,513           $14,854,050
                     ===========           ===========

NOTE C -- LINE OF CREDIT

On December 5, 1996 the Company amended its credit agreement to allow the maximum borrowing limit under the revolving line-of-credit agreement to be limited to the lesser of: (i) $21,500,000, or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base, as defined, and the lesser of $8,000,000 or the amount of the inventory borrowing base as defined.

NOTE D -- INVESTMENT IN AFFILIATE

During this quarter, the Company made advances to SMT Unlimited L.P. (SMTU) of $100,000 in exchange for subordinated debentures. These debentures bear interest at 12% and are to be repaid on December 31, 2001. The Company also converted $300,000 of promissory notes with SMTU into subordinated debentures. These debentures bear interest at 12% and are to be repaid on December 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NOTE: To the extent any statements in this Form 10-Q may be deemed to be forward-looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continuing dependence on certain major customers, the anticipated seasonality of its business, the timing of or rescheduling of customer orders and other risks and uncertainties set forth in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

Sales to the Company's largest customer are seasonal and may cause the Company's quarterly revenues and earnings to fluctuate significantly.

RESULTS OF OPERATIONS:

Net sales increased from $20,118,444 for the three month period ended January 31, 1996 to $21,910,286 for the three month period ended January 31, 1997. For the first nine months of fiscal 1997 net sales increased to $70,086,628 from $48,225,397 for the comparable period of the prior year. The increase in net sales was due primarily to sales to Nighthawk Systems, Inc. (NSI), which contributed $23,726,822 in net sales for the nine months ended January 31, 1997 and $11,763,300 for the comparable period in the prior year. The Company began manufacturing for NSI in August 1995, and NSI's market is an emerging market which could lead to volatility in the forecast. The Company anticipates NSI will account for a significant percentage of the Company's net sales in fiscal 1997. Sales to NSI are seasonal due to the nature of the product and generally are greater in the Company's second and third quarter.

Gross profit decreased during the three month period ended January 31, 1997 to $2,859,221 from $2,927,383 for the same period of the prior fiscal year. For the nine months ended January 31, 1997 gross profit increased to $10,225,410 as compared to $7,196,498 for the same period in 1996. The increase in absolute dollars is due to a higher sales volume. Gross profit decreased as a percent of net sales for the nine months ended January 31, 1997 to 14.6% from 14.9% for the same period in the prior year, which is primarily due to product mix.

Selling and administrative expenses decreased for the three month period ended 1/31/96 from $1,360,591 to $1,185,831 for the three months ended January 31, 1997. Selling and administrative expenses as a percentage of net sales for the nine months ended January 31, 1997 were 6.5% or $4,546,409 compared to 6.6% or $3,192,486 in the same period in the prior year. The increase in absolute dollars for the nine months ended January 31, 1997 was primarily due to an increase in commission expense related to the higher sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

- cont'd

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 1997 was $483,980 compared to $487,358 for the same period in the prior year. For the nine months ended January 31, 1997 interest expense increased to $1,399,110 from $1,169,979 in the same period for the prior fiscal year. This increase is primarily attributable to a higher outstanding balance on the line of credit and interest expense associated with increased capital lease obligations.

As a result of the foregoing, income before taxes increased from $1,182,297 in the three month period ended January 31, 1996 to $1,261,730 for the same period in fiscal year 1997. Net income increased from $709,378 for the three month period ended January 31, 1996 to $757,038 for the three month period ended January 31, 1997. Earnings per share were $ .26 and $ .25 for the three months ended January 31, 1996 and 1997, respectively. For the nine months ended January 31, 1997 primary earnings per share were $ .93 compared to $ .64 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity has been cash provided by net income and borrowings from its secured lender. The Company had working capital of $21,247,057 at January 31, 1997 and $20,622,238 at January 31, 1996. This
represents a current ratio of 2.75 and 3.34 for these periods, respectively.

For the nine month period ended January 31, 1997, the primary use of cash from operations was an increase in inventories. The net cash used for investing activities for the same period was $2,126,696, which was primarily attributable to machinery and equipment purchases.

To the extent that the Company provides the funds necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, equal approximately $1,649,500 for the three month period ended January 31, 1997 and $4,387,500 for the nine month period ended January 31, 1997.

Net cash provided by financing activities totaled $1,136,570 for the nine months ended January 31, 1997 compared to $5,744,378 in the prior year. Net proceeds under the line of credit decreased from $6,701,898 for the nine months ended January 31, 1996 to $1,545,336 for the nine months ended January 31, 1997.

                         SIGMATRON INTERNATIONAL, INC.

                          PART II - OTHER INFORMATION

                                January 31, 1997

ITEM 6 (A) EXHIBITS

10.38 Lease Agreement between the Company and International Financial Services 96-129 dated September 20, 1996.

10.39 Lease Agreement between the Company and International Financial Services 96-127 dated August 20, 1996.


10.40 Tenth Amendment to Amended and Restated Loan and Security Agreement between SigmaTron International, Inc. and HSBC Midland Business Loans Inc. dated December 5, 1996.


10.41 Amended and Restated Agreement between SigmaTron International, Inc. and Nighthawk Systems, Incorporated dated November 15, 1996.

10.42 Lease Agreement between SigmaTron International, Inc. and Industrias Irvin DeMexico S.A. DE C.V. dated January 15, 1997.

11.0       Statement RE:  Computation of Earnings Per Share.

Item 6(a)  Exhibits 27 - Financial Data Schedule (EDGAR version only)


     (b) No report on Form 8-K was filed for the quarter ended January 31, 1997.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                                      3/11/97
-----------------------------------------------          ---------
Gary R. Fairhead                                           Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Blake                                        3/11/97
----------------------------------------------           ---------
Linda K. Blake                                             Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)