Form 10-K405
period 1997-04-30
SIGMATRON INTERNATIONAL INC
filed 1997-07-16
CIK 915358

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K405



(Mark One)
     X      Annual Report pursuant to Section 13 or 15(d) of  the Securities
----------- Exchange Act of 1934.
            For the fiscal year ended April 30, 1997

                                      or

            Transition Report pursuant to Section 13 or 15(d) of the Securities ----------- Exchange Act of 1934.
            For the transition period from            to             .
                                           -----------   ------------

                        Commission file number 0-23248

                        SIGMATRON INTERNATIONAL, INC.
                        -----------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                           36-3918470
         ---------------------------------    -------------------------------
         (State or other jurisdiction         (I.R.S. Employer Identification
         of incorporation or organization)     Number)


          2201 Landmeier Rd., Elk Grove Vlge., IL              60007
     --------------------------------------------------     -----------
         (Address of  principal executive offices)            Zip Code

Registrant's telephone number, including area code:  847-956-8000
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock $0.01 par value per share
              --------------------------------------------------
                             Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ).

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 1997 (based on the closing sale price as reported by Nasdaq National Market as of such date) was 22,597,380.

The number of outstanding shares of the registrant's Common Stock, as of June 30, 1997, was 2,881,227.

                     DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders to be held September 19, 1997, which will be filed within 120 days of the fiscal year ended April 30, 1997, are incorporated by reference into
Part III of this Form 10-K.

                                    PART 1


ITEM 1.   BUSINESS

CAUTIONARY NOTE:

     In addition to historical financial information, this discussion of SigmaTron International, Inc. ("Company") business and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers, including Nighthawk Systems, Incorporated ("NSI"); the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; and the continued stability of the Mexican economic, labor and political conditions; and the ability of the Company to manage its growth. These and other factors which may affect the Company's future business and results of operations are identified throughout this Annual Report on Form 10-K and in the prospectus issued in connection with the Company's February 1994 initial public offering of securities (Registration No. 33-72100), and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

     The Company is an independent contract manufacturer of electronic components, printed circuit board assemblies and completely assembled (box-build) electronic products. Included among the wide range of services the Company offers its customers are (1) manual and automatic assembly and testing of products, (2) material sourcing, procurement, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

     The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various marketplaces, including automotive, fitness, consumer electronics, telecommunications, gaming, home appliances and industrial electronics.

     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Las Vegas, Nevada; and Acuna, Mexico. The Company maintains materials sourcing offices in Elk Grove Village, Illinois and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama. In addition, the Company's 42.5% affiliate, SMT Unlimited L.P.
(SMTU), provides contract manufacturing services in Fremont, California.

     The Company is a Delaware corporation which was organized on November 16, 1993 and commenced business when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994. On February 9, 1994, the Company and certain stockholders commenced an initial public offering for the sale of 1,265,000 shares of common stock.

PRODUCTS AND SERVICES

     The Company provides a broad range of manufacturing-related outsourcing solutions for its customers on both a turnkey (material purchased by the Company) and consignment basis (material provided by the customer). These solutions incorporate the Company's knowledge and expertise in the electronic manufacturing services industry to provide its customers with advanced manufacturing technologies and high quality, responsive and flexible manufacturing services. SigmaTron's outsourcing solutions provide services from product inception through the ultimate delivery of a finished good. Such technologies and services include the following:

     Manufacturing and Related Services. As its customers experience greater competition and shorter product life cycles in their respective industries, the Company has responded by expanding its prototype services. The Company also provides quick-turnaround, turnkey prototype services from dedicated resources located within the Company's Elk Grove Village facility and through SMTU, its affiliate, which it makes available to customers which it believes will lead to significant orders.

     Materials Procurement. Since the Company is primarily a turnkey manufacturer it directly sources all, or a substantial portion, of the components necessary for its product assemblies, rather than receiving the raw materials from its customers on consignment. Material procurement includes the purchasing, management, storage and delivery of raw components required for the manufacture or assembly of a customer's product based upon the customer's orders. The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness, or as directed by its customers. Raw material used in the assembly and manufacture of printed circuit boards and electronic assemblies are generally available from several suppliers, unless restricted by the customer.

     The Company believes that its ability to source and procure competitively priced, quality components is critical to its ability to effectively compete. In addition to obtaining materials in North America, the Company utilizes its Taiwanese procurement office and agents to source materials from the Far East. SigmaTron believes this office allows the Company to more effectively manage its relationships with key suppliers in the Far East by allowing the Company to respond more quickly to changes in market dynamics, including fluctuations in price, availability and quality.

     Assembly and Manufacturing. The Company's core business is the assembly of printed circuit boards through the automated and manual insertion of components onto raw printed circuit boards. The Company offers its assembly services using both pin-through-hole ("PTH") and surface mount ("SMT") interconnect technologies. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is a more recent advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows original equipment manufacturers ("OEMs") to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and thus, board and system performance.

     The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a newer and more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers because it believes that SMT will not entirely eliminate the need for PTH technology. SigmaTron also possesses BGA technology, which is used for more complex circuit boards required to perform at higher speeds. The Company believes that OEMs with products not limited by internal space constraints will continue to favor PTH over SMT. Together with PTH and SMT, the Company and its affiliate SMTU also provide more advanced interconnect technologies, such as BGA and fine pitch SMT.

     In addition to printed circuit board assemblies, the Company also manufactures DC-to-AC inverters, coils, transformers and cable and harness assemblies. These products are manufactured using both automated and semi-automated preparation and insertion equipment and manual assembly techniques.

     In response to the needs of its OEM customers, the Company also offers "box-build" services which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products.

     Product Testing. The Company has the ability to perform both in-circuit and functional testing of its assemblies and finished products. In-circuit testing verifies that the correct components have been properly inserted and that the electrical circuits are complete. Functional testing determines if a board or system assembly is performing to customer
specifications.   The Company provides X-ray laminography services through
its affiliate SMTU. Usually, the Company either designs or procures test fixtures. The Company seeks to provide customers with highly sophisticated testing services that are at the forefront of current test technology.

     Warehousing and Distribution. In response to the needs of select customers, the Company has the ability to provide in-house warehousing, shipping and receiving and customer brokerage services for goods manufactured or assembled in Mexico and for goods manufactured for a customer in Huntsville, Alabama. The Company also has the ability to provide custom-tailored delivery schedules to fulfill the just-in-time inventory needs of its customers.

MARKETS AND CUSTOMERS

     SigmaTron's customers are in the consumer electronics, gaming, industrial electronics, fitness, telecommunications, automotive and home appliance industries. As of April 30, 1997, the Company had approximately 115 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.


================================================================================
                                                       PERCENT OF NET SALES
--------------------------------------------------------------------------------
                                SELECTIVE            FISCAL    FISCAL   FISCAL
MARKETS                      OEM APPLICATION          1995      1996     1997
-------                 --------------------------  ---------  -------  -------
--------------------------------------------------------------------------------

Consumer Electronics    Carbon monoxide detectors
                        dart board games              13.8      37.3     38.0

--------------------------------------------------------------------------------

Gaming                  Slot machines,
                        lighting displays             35.9      21.6     21.8

--------------------------------------------------------------------------------

Industrial
Electronics             Blower motors, elevators      11.0      20.1     18.3

--------------------------------------------------------------------------------

Fitness                 Treadmills, exercise bikes    16.4      11.0     12.1


--------------------------------------------------------------------------------

Telecommunications      Pagers, microphones and
                        modems                        16.1       5.0      5.1

================================================================================

=====================================================================
-cont'd                                      PERCENT OF NET SALES
---------------------------------------------------------------------
                                           FISCAL    FISCAL   FISCAL
MARKETS           OEM APPLICATION           1995      1996     1997
-------     ----------------------------  ---------  -------  -------
---------------------------------------------------------------------

Automotive  Automobile interior lighting     2.6       1.4      2.6

---------------------------------------------------------------------

Appliances  Irons, toasters, ranges and
            dryers                           4.2       3.2      2.1

---------------------------------------------------------------------

Total                                        100%      100%     100%
                                          ---------  -------  -------
=====================================================================

     For the fiscal year ended April 30, 1997, Nighthawk, Bally Gaming, and Life Fitness accounted for 29.8%, 13.5% and 10.8%, respectively, of the Company's net sales as compared to 28.2%, 15.0% and 10.4%, respectively, of the Company's net sales for the fiscal year ended April 30, 1996. In addition, Bally Gaming, Life Fitness and Four Star Tool accounted for 33.7%, 16.4% and 12.5%, respectively, of the Company's net sales for the fiscal year ended April 30, 1995. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

     NSI is a leading U.S. manufacturer of residential carbon monoxide detection systems. The Company's current agreement with NSI calls for the Company to function as the exclusive contract manufacturer for all models of NSI's proprietary carbon monoxide detectors on a turnkey basis through June 1998. The Company has agreed that during the term of the agreement and for three months thereafter it will not produce carbon monoxide detectors for any other customer. The Company expects that sales to NSI will continue to account for a significant percentage of the Company's net sales. Sales to NSI are seasonal due to the nature of the product and the Company experiences stronger sales to NSI in the fall and winter months. The NSI market is an emerging market which could lead to volatility in its forecast. The volatility of NSI orders may cause the Company's revenues to fluctuate significantly on a seasonal basis.

SALES AND MARKETING

     The Company markets its services through seven independent manufacturers' representative organizations, that currently employ approximately thirty-five sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company. The members of the Company's senior management are actively involved in sales and marketing efforts. The Company has a media program in place. In addition, the Company attends trade shows related to its industry and its major customer industries.

     Sales volume and gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company. Specifically, variations in orders for turnkey services versus consignment services and variations in the number of orders for products with high raw material costs can lead to significant fluctuations in the Company's operating results. Further, customers' orders can be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. The ability to replace such delayed or lost sales in a short period of time is not assured.

MEXICAN OPERATIONS

     The Company's wholly-owned subsidiary, Standard Components de Mexico, S.A. ("Standard Components"), a Mexican corporation, is located in Acuna, Mexico, a border town along the Rio Grande River next to Del Rio, Texas, which is 155 miles west of San Antonio. Standard Components was incorporated and commenced operation in 1969.

     Standard Components is a maquiladora, which is the status afforded a corporation under a trade agreement between the United States of America and Mexico. Standard Components' operations have resulted in an immaterial profit each year, since the Company acquired it in 1994.

     In 1995 the Mexican Ministry of Finance and Public Credit (Hacienda) adopted rules which would require arms length pricing for transactions between maquiladoras and their U.S. affiliated companies. The Company is currently assessing the impact of these rules on its operations and would expect to report additional profit in Mexico in the future.

     The Company believes that one of the key benefits to having operations in Mexico is its access to cost effective labor resources.

     The Company believes economic events effecting the Mexican economy and the implementation of NAFTA have not had a material effect on the Company or its financial position.

     The Company provides the funds necessary to operate Standard Components. Since the Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed, the devaluation of the peso, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 1997 the Company funded approximately $5,970,000.

COMPETITION

     The electronic manufacturing services industry is highly competitive and subject to rapid change. Furthermore, both large and small companies compete in the industry, and many may have significantly greater financial resources, more extensive business experience and greater marketing and production capabilities than the Company. Also, foreign companies, especially companies with production operations in the Far East, may have substantially lower costs and thus may be able to offer their services at lower prices. The significant competitive factors in this industry include price, quality, service, timeliness, reliability, the ability to source raw components, and manufacturing and technological capabilities. The Company believes it can competitively provide all of these services.

     In addition, the Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. Current and prospective customers continually evaluate the merits of manufacturing products internally and will from time to time offer manufacturing services to third parties in order to utilize excess capacity. During downturns in the electronics industry, OEMs may become more price sensitive.

     There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's business, financial condition, or results of operations. The introduction of lower priced competitive products or significant price reductions by the Company's competitors could result in price reductions that would adversely affect the Company's business, financial condition, and results of operations, as would the introduction of new technologies which render the Company's manufacturing process technology less competitive or obsolete.

GOVERNMENTAL REGULATIONS

     The Company's operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management and health and safety matters. Management believes that the Company's business is operated in material compliance with all such regulations. The cost to the Company of such compliance to date has not materially affected the Company's business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. The Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the Company's business, financial condition and results of operations.

BACKLOG

     The Company's backlog as of April 30, 1997 was approximately $38,108,380. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 1997 backlog by the end of the 1998 fiscal year. Backlog as of April 30, 1996 totaled

$35,029,850. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

     The Company employed approximately 1,461 people as of April 30, 1997, including 31 engaged in engineering, 1,315 in manufacturing and 115 in administrative and marketing functions.

     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 1997. The Company's Mexican subsidiary has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 1998.

     Since the time the Company commenced operations, it has not experienced any work stoppages. The Company believes its relations with both unions and its other employees are good.


ITEM 2. PROPERTIES

     The Company, in combination with its wholly-owned subsidiary and affiliate, has manufacturing facilities located in Elk Grove Village, Illinois, Las Vegas, Nevada, Fremont, California and Acuna, Mexico. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Taipei, Taiwan office.

     Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

===========================================================
      LOCATION         SQUARE FEET  SERVICES OFFERED
-----------------------------------------------------------

Elk Grove Village, IL    61,000     Corporate Headquarters,
                                    assembly and testing of
                                    PTH and SMT, box-build,
                                    prototyping
-----------------------------------------------------------

Acuna, Mexico           156,000     High volume assembly,
                                    and testing of PTH
                                    box-build, transformers

-----------------------------------------------------------

Del Rio, TX              25,000     Warehouse, portion of
                                    which is bonded

-----------------------------------------------------------

Fremont, CA              24,030     High volume assembly
                                    and testing of both
                                    PTH and SMT and ball
                                    grid array ("BGA")

-----------------------------------------------------------

Taipei, Taiwan            2,900     Materials procurement,
                                    alternative sourcing
                                    assistance and quality
                                    control

-----------------------------------------------------------

Las Vegas, NV            15,000     Automatic insertion
                                    and cable assembly

-----------------------------------------------------------

Huntsville, AL             *        Just-in-time inventory
                                    management and delivery

===========================================================

*  There is no lease for this facility.   The Company has entered into a
service agreement whereby contracted warehouse personnel provide this service for the Company and its customer.

     The Company leases its executive offices and manufacturing facility in Elk Grove Village, Illinois from Circuit Systems, Inc. ("CSI"), a significant shareholder of the Company. The Company expects to enter into a lease to combine its Las Vegas facilities into one 33,000 square foot facility starting in fall 1997. The Company, through an agent, maintains the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities. In addition, the Company's affiliate, SMTU, leases the facility in Fremont, California. The Company has guaranteed lease payments of approximately $1.83 million for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guarantees.

ITEM 3.   LEGAL PROCEEDINGS

     To the Company's knowledge, there are no pending legal proceedings to which it is a party or to which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of fiscal 1997.

     4. (a)  Executive Officers of the Registrant

NAME                   AGE                POSITION
----                   ---                --------
Gary R. Fairhead        45  President and Chief Executive Officer
                            Gary R. Fairhead has been the President of the
                            Company since January 1990 and prior to January
                            1990 was the Executive Vice President of the
                            Company's predecessor.

Linda K. Blake          36  Chief Financial Officer, Vice President-
                            Finance, Treasurer and Secretary
                            Linda K. Blake is the Company's Vice
                            President of Finance, Treasurer,
                            Secretary and Chief Financial Officer
                            and was Controller of the Company from
                            June 1991 to February 1994.


Nunzio A. Truppa        59  Vice President -- Domestic Operations
                            Nunzio A. Truppa has been Vice President
                            -- Domestic Operations for the Company,
                            or held equivalent management positions
                            with the Company's predecessor, since
                            January 1987.

Gregory A. Fairhead     41  Vice President Mexican Operations and Assistant
                            Secretary Gregory A. Fairhead has been Vice
                            President -- Mexican Operations for the
                            Company since February 1990 and is
                            Assistant Secretary.


John P. Sheehan         36  Vice President -- Director of Materials
                            and Assistant Secretary John P. Sheehan has been
                            Vice President --Director of Materials of the
                            Company since April, 1990 and is Assistant
                            Secretary.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the National Association of Securities Dealers National Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 1996 and 1997.

                           Common Stock as Reported
                                  by NASDAQ



                Period            High     Low
                ------          ------  ------
                Fiscal 1997:
                Fourth Quarter  25-3/8      14
                Third Quarter   23-1/8  10-3/4
                Second Quarter  12-1/2   8-3/4
                First Quarter   17-1/2   7-1/2
                Fiscal 1996:
                Fourth Quarter   7-7/8   5-1/2
                Third Quarter    7-7/8   6-1/8
                Second Quarter  7-9/32       6
                First Quarter    7-1/2   6-3/8

     As of June 30, 1997, there were approximately 165 holders of record of the Company's common stock.

     The Company has not paid cash dividends on its Common Stock since completing its February 1994 initial public offering and does not intend to pay any dividends in the foreseeable future. So long as any indebtedness remains unpaid under the Company's revolving loan facility, the Company is prohibited from paying or declaring any cash or other dividends on any of its capital stock, except stock dividends, without the written consent of the lender under the facility.

ITEM 6



                                                                Years Ended April 30,
                                                                ---------------------
Selected Consolidated Financial Data                     (In thousands except per share data)


                                                   1993           1994       1995      1996      1997
                                                   ----           ----       ----      ----      ----
Net Sales                                       $29,800        $36,690    $45,345   $69,558   $87,216
Income before income tax expense                  1,383          2,389      3,032     3,752     5,160
Net Income                                        1,383          1,862      1,891     2,367     3,255
Total Assets                                     12,591    (1)  17,838     28,235    38,315    42,088
Long-term debt and capital lease
  obligations (including current maturities)      6,548          4,716     12,763    16,528    18,593
Pro Forma Net income per common
  equivalent share (unaudited)                        -    (2)   $0.59          -         -         -
Net income per common and common
  equivalent share for the period from
  February 9, 1994 to April 30, 1994                  -          $0.04          -         -         -
Net income per common and common
  equivalent share                                    -              -      $0.69     $0.86     $1.11
Net income per common and common
  equivalent share-assuming full dilution             -              -          -         -     $1.08





(1) Net income for the fiscal year 1994 reflects a charge of $527,000 for income tax expense. Income tax expense includes a charge of approximately $262,000 to recognize the initial effect of adopting Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (FAS No. 109) and has been calculated based on earnings of the Company since February 8, 1994, the date of its reorganization from a limited partnership to a C Corporation. Prior to the reorganization income was passed through to the partners of SigmaTron L.P., who were responsible for any federal and state income taxes due.

(2) Pro-forma net income per share was determined assuming the reorganization from a limited partnership to a C-Corporation had occurred on May 1, 1993, resulting in the Company being a C-Corporation for tax purposes as of that date and to reflect the use of proceeds of the public offering to retire debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE:

     The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements of the Company, and the Notes thereto, appearing in this Annual Report on Form 10-K, as well as in conjunction with the cautionary note concerning forward-looking information which appears at the beginning of Item 1.

OVERVIEW

     The Company is an independent contract manufacturer of electronic components, printed circuit board assemblies, and box-build (completely assembled) electronic products. Included among the wide range of services the Company offers its customers are (1) manual and automatic assembly and testing of customer products, (2) material sourcing, procurement and control, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

     During the three fiscal year period ended April 30, 1997 revenues, net income and earnings per share increased at compounded annual rates of 39%, 31%, and 27%, respectively. To date, the Company has accomplished this growth primarily by satisfying the growing demands of the Company's existing customers for its products and services, as well by targeting new customers in industries and markets that the Company believes will undergo substantial future growth.

     The Company believes that recent trends in the Electronic Manufacturing Services (EMS) industry have created additional opportunities for the Company to market its products and services. Such trends include new and emerging markets for electronic components, greater demand for complex electronic products, consolidation in the EMS industry, increasing market penetration by EMS providers, the sale of captive OEM plants, an increased emphasis on quality assurance and a reduction in the vendor base utilized by OEMs.

     Sales volume and gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company. Specifically, variations in orders for turnkey services versus consignment services and variations in the number of orders for products with high raw material costs can lead to significant fluctuations in the Company's operating results. Further, customers' orders can be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. In addition, the ability to replace such delayed or lost sales in a short period of time cannot be assured.

     As a manufacturing company, the Company includes all fixed manufacturing overhead in cost of goods sold. The inclusion of fixed manufacturing overhead in cost of goods sold magnifies the fluctuations in gross profit margin percentages caused by fluctuations in net sales and capital expenditures. Specifically, fluctuations in the mix of consignment and turnkey contracts could have an effect on the cost of goods sold and the resulting gross profit as a percentage of net sales. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.
However, turnkey contracts typically have lower gross margins due to this large
material content which are competitively priced.   Historically, more than 90%
of the Company's sales have been from turnkey orders.

     In June 1995, the Company signed a three-year exclusive manufacturing agreement with NSI relating to the production of carbon monoxide detection systems. Sales to NSI have accounted for a significant percentage of the Company's net sales in fiscal 1996 and 1997, and the Company expects sales to NSI will be significant in fiscal 1998.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 1997 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 1996

     Net sales for fiscal year 1997 were $87,216,343 compared to $69,558,384 for fiscal year 1996. The 25% increase in net sales was due to sales to new and existing customers primarily in the consumer electronics, gaming and fitness industries. NSI accounted for approximately $25,952,000 or 29.8% of the Company's fiscal 1997 net sales compared to $19,605,000 or 28.2% in fiscal 1996. The volatility of NSI orders may cause the Company's revenues and earnings to fluctuate significantly on a seasonal basis.

     Gross profit increased from $10,142,298 in fiscal year 1996 to $12,639,082 in fiscal year 1997. Gross profit as a percent of net sales was 14.5% and 14.6% for fiscal 1997 and 1996, respectively.

     Selling and administrative expenses increased from $4,943,478 in fiscal year 1996 to $5,961,184 in fiscal year 1997. The increase is due to the increase in sales commissions attributable to the increase in net sales. In addition, insurance expense increased for general insurance requirements and increased levels of product liability insurance. Additional customer service and material procurement personnel were added to support the growth of the Company. Selling and administrative expenses as a percent of net sales decreased for the fiscal year ended April 30, 1997 to 6.8% from 7.1% for the year ended 1996.

     Interest expense increased in fiscal 1997 to $1,846,928 from $1,630,238 in fiscal 1996. The overall increase was primarily due to the higher outstanding balance on the Company's line of credit. Interest expense as a percent of net sales decreased from 2.3% in fiscal 1996 to 2.1% in fiscal 1997.

     Income tax expense increased from $1,385,000 in fiscal year 1996 to $1,905,584 in fiscal year 1997. The effective tax rate for fiscal years 1997 and 1996 was 36.9%.

     As a result of the foregoing, net income increased 37.5% from $2,366,822 in fiscal 1996 to $3,255,058 in fiscal 1997. Primary earnings per share for the year ended April 30, 1997 was $1.11 compared to $ .86 in fiscal 1996. Fully diluted earnings per share for fiscal 1997 was $1.08.

QUARTERLY RESULTS AND SEASONALITY

     Historically, the Company's highest levels of sales are achieved in its second and third quarters. This is due to the seasonal nature of several of the Company's customers. In particular, NSI's sales of carbon monoxide detectors generally coincides with the heating season, and several other customers have sales tied to the holidays. This trend has caused the Company to experience revenue and earnings seasonality, resulting in generally stronger second and third quarters in each fiscal year. Regardless of seasonal fluctuations, there can be no assurance that the Company will be profitable in any particular quarter.

     The Company's results of operations have varied significantly and may continue to fluctuate from quarter to quarter. Operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, the volume of orders as related to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers and variations in the demand for products in the industries served by the Company's services. A significant portion of the Company's expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. The Company's customers generally require short delivery cycles. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of orders received during the quarter which can be difficult to forecast. In addition, variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellations of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future operating results.

FISCAL YEAR ENDED APRIL 30, 1996 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 1995

     Net sales for fiscal year 1996 were $69,558,384 compared to $45,344,903 for fiscal year 1995. The 53% increase in net sales was primarily due to sales to a new customer, NSI. NSI accounted for approximately $19,605,000 or 28.2% of the Company's fiscal 1996 net sales. The Company anticipates NSI will account for a significant percentage of the Company's net sales in fiscal 1997. Sales to NSI are expected to be seasonal due to the nature of the product and the Company anticipates strong sales to NSI in the fall and winter months. However, the Company did not start manufacturing for NSI until August 1995 and their market is an emerging market which could lead to volatility in its forecast. The volatility of NSI orders may cause the Company's revenues and earnings to fluctuate significantly on a seasonal basis. Also, contributing to the increase in net sales for fiscal 1996 were sales to existing customers in the fitness and telecommunications industries and several new customers.

     Gross profit increased from $8,411,771 in fiscal year 1995 to $10,142,298 in fiscal year 1996. Gross profit as a percent to net sales decreased from 18.6% in fiscal 1995 to 14.6% in fiscal 1996. The decrease , as a percent of net sales, is primarily due to lower gross margin on sales to NSI which were offered due to the high volume.

     Selling and administrative expenses increased from $4,379,987 in fiscal year 1995 to $4,943,478 in fiscal year 1996. The increase is due to the increase in sales commissions attributable to the increase in net sales. In addition, employees were hired in the customer service and material procurement departments to support the additional revenue volume. Also, additional insurance expense was incurred due to the NSI contact and approximately $48,000 was paid to the Hacienda for transfer pricing taxes in Mexico. Selling and administrative expenses as a percent of net sales for the fiscal year ended April 30, 1996 were 7.1% compared to 9.7% for the prior fiscal year. In addition to the increase in net sales, the decrease in selling and administrative as a percent to net sales was partially the result of reversing a $300,000 accrual for payables to creditors of a predecessor company.

     Interest expense increased in fiscal year 1996. Interest expense increased from $743,374 or 1.6% of net sales in 1995 to $1,204,321 or 1.7% of net sales in fiscal 1996. The overall increase is primarily due to the higher outstanding balance on the line of credit and higher interest rates.
     Income before income tax expense increased from $3,031,611 in fiscal year 1995 to $3,751,822 in fiscal year 1996. Net income increased from $1,890,611 in fiscal year 1995 to $2,366,822 in fiscal year 1996 which resulted in net earnings per share of $ 0.86 in fiscal year 1996 compared to $0.69 in fiscal 1995. Income tax expense in fiscal year 1996 was $1,385,000 compared to $1,141,000 in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:

     In fiscal 1997 the Company financed its growth and operations through cash flow generated by profitable operations and borrowings from its secured lender. The Company had working capital of $21,648,985 at April 30, 1997 and $18,284,525 at April 30, 1996. The increase in working capital generally parallels the Company's increase in inventory, which resulted from an increase in orders.

     In fiscal 1997 the primary sources of cash provided by operations were net income and borrowings from its secured lender. In fiscal year 1997 the net cash provided by operations of $1,457,663 included net income of $3,255,058 which was decreased by $2,731,550 for net cash used for inventories.

     The Company has a credit arrangement in place which is comprised of a revolving loan facility and a term loan. Under the revolving loan facility, the Company may borrow certain percentages of the Company's accounts receivable and inventory, up to a maximum of $25.0 million. At April 30, 1997, based upon those percentages, there was approximately $1,297,000 of unused credit available under the revolving loan facility. Outstanding borrowings under the revolving loan facility bear interest at the Company's option of either the London Interbank Offered Rate ("LIBOR") plus 2.0% or the bank's prime rate of interest. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets of the Company. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth and net income. The revolving loan facility matures on September 30, 1998, and automatically renews from year to year thereafter, unless otherwise terminated at the option of the Company or the lending bank. The maximum amount which could be borrowed under the term loan was $277,776 which was the outstanding balance at April 30, 1997. The amount outstanding under the term loan is collateralized by some of the Company's machinery and equipment located in the United States and is payable in 60 monthly installments of approximately $13,890 plus accrued interest. The outstanding principal under the term loan bears interest at the Company's option of either the LIBOR plus 2.0% or the bank's prime rate of interest. The interest rates were renegotiated in June of 1996. The interest rate for outstanding borrowings on the revolving loan facility and term loan facility decreased from prime plus .5% to the lower of LIBOR plus 2.0% or the bank's prime rate of interest.

     To the extent that the Company provides the funds necessary to run its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, equal approximately $5,970,000 for a typical 12 month period. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.

     The Company is a 42.5% limited partner in SMTU, a California limited partnership, based in Fremont, California. SMTU has a negative working capital of approximately $1,161,000 at April 30, 1997, and an accumulated deficit of approximately $1,187,000. From the formation of SMTU in September 1994 until January 1995, SMTU had no sales. Since fiscal 1995 sales have increased so that SMTU was approaching profitability during 1997. Management of SMTU expects sales to increase further in 1998 and also expects these sales will lead to overall profitability. At April 30, 1997, SMTU was in violation of various covenants under their revolving line of credit. SMTU's management expects to be able to renegotiate these covenants to prevent noncompliance and to obtain waivers for all covenants violated in fiscal 1997.

     On August 1, 1995 the Company entered into a limited partnership agreement forming Lighting Components L.P. ("LC"). The Company owns approximately 12% of LC , which distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. At April 30, 1997 the Company had invested $230,000 in the venture. This includes $60,000 in subordinated debentures and $170,000. LC and the Company have also executed a manufacturing agreement whereby the Company will perform manufacturing services for LC as long as the Company remains competitive in price and quality.

     In fiscal year 1996 the Company financed its growth and operations by borrowings from its secured lender. The Company had working capital of $18,859,747 at April 30, 1996 and $13,292,754 at April 30, 1995. The increase in working capital generally parallels the Company's increase in inventory and accounts receivable, which resulted from an increase in net sales.

     The impact of inflation for the past three fiscal years has been minimal.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

          The response to this item is included in Item 14(a) of this Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended April 30, 1997, 1996 and 1995.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1997.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 10-K

(a)(1) and (a)(2)

     The financial statements, including required supporting schedule, are listed in the index to Consolidated Financial Statements and Financial Schedule filed as part of the Form 10-K on Page F-1.

                               INDEX TO EXHIBITS
       (a)(3)

4.1 Certificate of Incorporation and By-laws of the Company, incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-1, File No. 33-72100 dated February 9, 1994.

10.1 Lease Agreement dated as of February 13, 1990 between the Company and CSI and amendments and addenda thereto - Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

10.2 Industrial Real Estate Lease dated September 17, 1992 between the Company and Howard Hughes Properties, Limited Partnership - Filed as
       Exhibit 10.2 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.
*
10.3   401(K) Retirement Savings Plan of the Company - Filed as Exhibit 10.3
       to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.
*
10.4 Form of 1993 Stock Option Plan - Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.
*
10.5 Form of Incentive Stock Option Agreement for the Company's 1993 Stock Option Plan - Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.
*
10.6 Form of Non-Statutory Stock Option Agreement for the Company's 1993 stock Option Plan - Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

10.7 Term Promissory Note and Security Agreement dated as of July 1, 1991 in the amount of $514,792 payable to Electro, assigned to NMLP - Filed as
       Exhibit 10.12 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.
*
10.10 1994 Outside Directors Stock Option Plan - Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

10.16 Organization Agreement between the Company and other Partners of SMT Unlimited L.P. dated September 15, 1994 - Filed as Exhibit 10.23 to the

       Company's Form 10-K for the fiscal year ended April 30, 1995 and hereby incorporated by reference.

10.24 Agreement between SigmaTron International, Inc. and Nighthawk Systems, Incorporated dated July 9, 1995 - Filed as Exhibit 10.33 to the Company's Form 10-Q for the quarter ended July 31, 1995 and hereby incorporated by reference.

10.25 Putnam Flexible 401(K) and Profit Sharing Plan Agreement #001 dated March 22, 1996 between SigmaTron International, Inc. and Putnam Defined Contribution Plans - Filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.

10.31 Amended and Restated Agreement between SigmaTron International, Inc. and Nighthawk Systems, Incorporated dated November 15, 1996 - filed as
       Exhibit 10.41 to the Company's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.32 Lease Agreement between SigmaTron International, Inc. and Industrias Irvin DeMexico S.A. dated January 15, 1997 and filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.33 Second Amended and Restated Loan and Security Agreement between SigmaTron International, Inc., as Agent, and HSBC Business Loans, Inc., in the amount of $25 million dated March 20, 1997.

11.1   Statement of per share earnings.

22.1 Subsidiaries of the Registrant - Filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

23.1   Consent of Ernst & Young LLP.

27.1   Financial Data Schedule (EDGAR only)

       * Indicates management contract or compensatory plan.

       (b)  No reports on Form 8-K were filed during the 1997 fiscal year.

       (c)  Exhibits

            The Company hereby files as exhibits to this Report the exhibits listed in Item 14 (a) (3) above, which are attached hereto.

(d)  Financial Statements Schedules

     The Company hereby files a schedule to this Report the financial schedule in Item 14, which are attached hereto.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SigmaTron International, Inc.


                                 By:    Gary R. Fairhead
                                     -----------------------------
                                     Gary R. Fairhead, President
                                     and Chief Executive Officer

                                 Dated: July 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.


     Signature                     Title                              Date
     ---------                     -----                              ----
Franklin D. Sove     Chairman of the Board of Directors          July 17, 1997
----------------
Franklin D. Sove

Gary R. Fairhead     President and Chief Executive Officer       July 17, 1997
----------------
Gary R. Fairhead

Linda K. Blake       Chief Financial Officer, Secretary and      July 17, 1997
--------------       Treasurer (Principal Financial Officer and
Linda K. Blake       Principal Accounting Officer)

D.S. Patel           Director                                    July 17, 1997
----------
D.S. Patel

John P. Chen         Director                                    July 17, 1997
------------
John P. Chen

Dilip S. Vyas        Director                                    July 17, 1997
-------------
Dilip S. Vyas

William C. Mitchell  Director                                    July 17, 1997
-------------------
William C. Mitchell

Thomas W. Rieck      Director                                    July 17, 1997
---------------
Thomas W. Rieck

Steven Rothstein     Director                                    July 17, 1997
----------------
Steven Rothstein

                                       Consolidated Financial Statements

                                         SigmaTron International, Inc.

                                   Years ended April 30, 1997, 1996, and 1995
                                      with Report of Independent Auditors

                         SigmaTron International, Inc.

                       Consolidated Financial Statements




                                    Contents


Report of Independent Auditors..........................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets at April 30, 1997 and 1996..................F-3
Consolidated Statements of Income for the Years Ended
 April 30, 1997, 1996, and 1995.........................................F-5
Consolidated Statements of Equity for the Years Ended
 April 30, 1997, 1996, and 1995.........................................F-6
Consolidated Statements of Cash Flows for the Years Ended
 April 30, 1997, 1996, and 1995.........................................F-7
Notes to Consolidated Financial Statements..............................F-9

Schedule II
Valuation and Qualifying Accounts......................................F-23







Financial statement schedules not listed above are omitted because they are not applicable or required.

                         Report of Independent Auditors

The Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc., as of April 30, 1997 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc., at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ Ernst & Young LLP

Chicago, Illinois
June 20, 1997,
except for Note 16, as to which the date is July 1, 1997

                         SigmaTron International, Inc.

                          Consolidated Balance Sheets



                                                        April 30
                                                  1997            1996
                                              ----------------------------
Assets
Current assets:
  Cash                                        $   323,223      $     2,500
  Accounts receivable, less allowance for
   doubtful accounts of $80,000 and $492,126
   at April 30, 1997 and 1996, respectively     8,770,457       11,080,485
  Inventories                                  17,665,600       14,854,050
  Equipment lease receivables from affiliate      892,435          655,913
  Notes receivable from affiliate                       -          300,000
  Prepaid expenses                                225,780          167,686
  Refundable income taxes                          98,666                -
  Deferred income taxes                           231,245          446,871
  Other assets                                    512,206          439,084
                                              ----------------------------
Total current assets                           28,719,612       27,946,589

Machinery and equipment, net                   10,343,060        7,599,168
Intangible assets, net of amortization of
  $178,119 and $154,341 at April 30, 1997
  and 1996, respectively                           14,136           37,914
Equipment lease receivables from
  affiliate, less current portion               1,467,336        1,920,876
Investment and advances with affiliate            527,238          202,524
Other assets                                    1,017,057          671,418




                                              ----------------------------
Total assets                                  $42,088,439      $38,378,489
                                              ============================


                                                                April 30
                                                           1997         1996
                                                       ------------------------
Liabilities and stockholders' equity
Current liabilities:
  Notes payable - Banks                                $   166,668  $   166,668
  Notes payable - Related parties                           42,596      151,860
  Trade accounts payable                                 3,244,537    6,126,390
  Trade accounts payable - Related parties                 736,893      794,310
  Accrued expenses                                       1,680,721    1,443,034
  Income tax payable                                             -       66,236
  Capital lease obligations                              1,199,212      913,566
                                                       ------------------------
Total current liabilities                                7,070,627    9,662,064

Notes payable - Banks,  less current portion            14,714,943   12,533,171
Notes payable - Related parties, less current portion            -       42,596
Capital lease obligations, less current portion          2,469,372    2,720,484
Deferred income taxes                                      818,853      651,635
                                                       ------------------------
Total liabilities                                       25,073,795   25,609,950

Stockholders' equity:
  Preferred stock, $.01 par value; 500,000 shares
   authorized, none issued and outstanding                       -            -
  Common stock, $.01 par value; 6,000,000 shares
   authorized, 2,875,227 and 2,737,500 shares issued
   and outstanding at April 30, 1997 and 1996,
   respectively                                             28,752       27,375
  Capital in excess of par value                         9,373,759    8,384,089
  Retained earnings                                      7,612,133    4,357,075
                                                       ------------------------
Total stockholders' equity                              17,014,644   12,768,539
                                                       ------------------------
Total liabilities and stockholders' equity             $42,088,439  $38,378,489
                                                       ========================

See accompanying notes.

                         SigmaTron International, Inc.

                       Consolidated Statements of Income



                                                        Year ended April 30
                                            1997              1996              1995
                                         -----------------------------------------------
Net sales                                $87,216,343       $69,558,384       $45,344,903
Cost of products sold                     74,577,261        59,416,086        36,933,132
                                         -----------------------------------------------
                                          12,639,082        10,142,298         8,411,771
Selling and administrative expenses        5,961,184         4,943,478         4,379,987
                                         -----------------------------------------------
Operating income                           6,677,898         5,198,820         4,031,784
Equity in net loss of affiliate              (75,036)         (242,677)         (256,799)
Interest expense - Banks and
  capital lease obligations               (1,836,967)       (1,598,705)         (759,973)
Interest expense - Related parties            (9,961)          (31,533)          (79,534)
Interest income - Related parties            404,708           425,917            96,133
                                         -----------------------------------------------
Income before income tax expense           5,160,642         3,751,822         3,031,611
Income tax expense                        (1,905,584)       (1,385,000)       (1,141,000)
                                         -----------------------------------------------
Net income                               $ 3,255,058       $ 2,366,822       $ 1,890,611
                                         ===============================================

Net income per common and common
  equivalent share                       $      1.11       $       .86       $       .69
Weighted-average number of common        ===============================================
  and common equivalent shares
  outstanding                              2,940,289         2,737,500         2,758,099
                                         ===============================================

Net income per common and common
  equivalent share - fully diluted       $      1.08
                                         ===========
Weighted average number of common
  and common equivalent shares -
  fully diluted                            3,000,680
                                         ===========

See  accompanying notes.

                         SigmaTron International, Inc.

                       Consolidated Statements of Equity



                                                                     Capital
                                                                    in Excess                     Total
                              Preferred Stock      Common Stock       of Par      Retained    Stockholders'
                              Shares    Amount   Shares    Amount     Value       Earnings       Equity
                              ----------------------------------------------------------------------------
Balance at April 30, 1994        -        $-   2,737,500  $27,375  $8,384,089    $   99,642    $ 8,511,106
Net income                       -         -           -        -           -     1,890,611      1,890,611
                              ----------------------------------------------------------------------------
Balance at April 30, 1995        -         -   2,737,500   27,375   8,384,089     1,990,253     10,401,717
Net income                       -         -           -        -           -     2,366,822      2,366,822
                              ----------------------------------------------------------------------------
Balance at April 30, 1996        -         -   2,737,500   27,375   8,384,089     4,357,075     12,768,539
Issuance of common stock
  for exercise of options
  and warrants                   -         -     137,727    1,377     471,123             -        472,500
Net income                       -         -           -        -           -     3,255,058      3,255,058
Tax benefit from options
  and warrants exercised         -         -           -        -     518,547             -        518,547
                              ----------------------------------------------------------------------------
Balance at April 30, 1997        -        $-   2,875,227  $28,752  $9,373,759    $7,612,133    $17,014,644
                              ============================================================================

See accompanying notes.

                         SigmaTron International, Inc.

                     Consolidated Statements of Cash Flows


                                                 Year ended April 30
                                           1997         1996         1995
                                        ------------------------------------
Operating activities
Net income                              $3,255,058   $2,366,822   $1,890,611
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation                         1,047,262      766,467      566,179
    Equity in net loss of affiliate         75,036      242,677      256,799
    Amortization                            23,778       25,618       52,332
    Provision for doubtful accounts              -      306,888       12,632
    Provision for obsolete inventory             -            -      235,000
    Gain on sale of machinery and
      equipment                                  -            -       (1,394)
    Deferred income taxes                  382,844      (57,509)         842
    Changes in operating assets and
      liabilities:
        Accounts receivable              2,310,028   (3,410,538)    (839,991)
        Inventories                     (2,811,550)  (5,567,159)  (3,594,229)
        Prepaid expenses                   (58,094)      40,823      (15,960)
        Refundable income taxes            419,881      134,773     (134,773)
        Other assets                      (418,761)    (252,497)    (356,196)
        Trade accounts payable          (2,881,853)   3,439,734      268,532
        Trade accounts payable -
          Related parties                  (57,417)      47,058      368,782
        Accrued expenses                   237,687      313,658      (64,129)
        Income tax payable                 (66,236)      66,236     (265,569)
                                        ------------------------------------
Net cash provided by (used in)
  operating activities                   1,457,663   (1,536,949)  (1,620,532)

Investing activities
Purchases of machinery and equipment    (2,950,725)  (2,293,961)  (1,567,656)
Proceeds from the sale of machinery
  and equipment                                  -       37,513       93,800
Proceeds from affiliate subleases          424,412      378,367      136,677
Advances to affiliate                     (100,000)     (50,000)    (600,000)
Proceeds from the sale of investment
  in affiliate                                 250            -            -
Investment in affiliate                          -            -      (52,000)
Notes receivable from affiliate                  -     (300,000)           -
Net cash used in investing activities   (2,626,063)  (2,228,081)  (1,989,179)

                         SigmaTron International, Inc.

                                                          Year ended April 30
                                                   1997          1996           1995
                                               -----------------------------------------
Financing activities
Repayment of term loan and other notes
  payable                                      $  (151,860)    $ (363,013)    $ (893,679)
Proceeds from exercise of stock options
  and warrants                                     472,500              -              -
Net proceeds under line of credit                2,181,772      4,555,271      4,956,003
Net payments under capital lease obligations    (1,013,289)      (427,228)      (452,613)
                                               -----------------------------------------
Net cash provided by financing activities        1,489,123      3,765,030      3,609,711
                                               -----------------------------------------
Change in cash                                     320,723              -              -
Cash at beginning of period                          2,500          2,500          2,500
                                               -----------------------------------------
Cash at end of period                          $   323,223     $    2,500     $    2,500
                                               =========================================

Supplementary disclosure of cash flow
  information
Cash paid for interest                         $ 1,834,946     $1,602,494     $  717,688
                                               =========================================

Cash paid for income taxes                     $ 1,169,854     $1,241,500     $1,540,500
                                               =========================================
Acquisition of machinery and equipment
  financed under capital leases                $   840,429     $  432,437     $1,345,750
                                               =========================================

See accompanying notes.

                         SigmaTron International, Inc.

                   Notes to Consolidated Financial Statements


1. Description of the Business

SigmaTron International, Inc. (the Company) was incorporated on November 16, 1993. The Company is an independent contract manufacturer of electronic components, printed circuit board assemblies, and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company, its wholly owned subsidiary, Standard Components de Mexico, S.A. and its affiliate, SMT Unlimited L.P. (SMTU), offer their customers are (1) manual and automatic assembly and testing of products; (2) material sourcing, procurement, and control; (3) design, manufacturing, and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these services through an international network of facilities located in North America and the Far East.

2. Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Standard Components de Mexico, S.A. Significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates which are at least 20% owned are carried at cost plus equity in undistributed earnings or losses since acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

Machinery and Equipment

Machinery and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the asset.

                         SigmaTron International, Inc.

Intangible Assets

Intangible assets consist primarily of deferred financing costs and organizational costs. These items are being amortized by the straight-line method over the estimated useful lives of the assets, which range from one to five years.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in a $.05 increase in primary earnings per share for the year ended April 30, 1997 and no effect on primary earnings per share for the years ended April 30, 1996 and 1995. The impact of Statement 128 on the calculation of fully diluted earnings per share for 1997 is not material.

Fair Value of Financial Instruments

The Company's financial instruments include trade accounts receivable, notes receivable, long-term receivables, accounts payable, notes payable, capital lease obligations, and accrued expenses. The fair values of all financial instruments were not materially different from their carrying values.

Revenue Recognition

The Company recognizes revenue at the time goods are shipped.

                         SigmaTron International, Inc.

2.  Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications were made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

3.  Inventories

Inventories consist of the following:


                                                   April 30
                                              1997          1996
                                          --------------------------
Finished products                         $ 2,966,415    $   556,157
Work in process                             1,079,985      1,407,996
Raw materials                              13,619,200     12,889,897
                                          --------------------------
                                          $17,665,600    $14,854,050
                                          ==========================

4.  Machinery and Equipment

Machinery and equipment consist of the following:


                                                   April 30
                                               1997         1996
                                          -------------------------
Machinery and equipment                   $ 8,130,150   $5,895,335
Office equipment                              896,408      646,391
Tools and dies                                123,251      121,649
Leasehold improvements                      1,815,210    1,350,472
Equipment under capital lease               2,751,733    1,911,751
                                          -------------------------
                                           13,716,752    9,925,598
Less:  Accumulated depreciation and
   amortization, including amortization
   of assets under capital leases of
   $441,418 and  $243,188 at April 30,
   1997 and 1996, respectively             (3,373,692)  (2,326,430)
                                          -------------------------
                                          $10,343,060   $7,599,168
                                          =========================

                         SigmaTron International, Inc.

5.  Investment and Advances With Affiliate

The Company's investment in affiliate consists of a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, in Fremont, California, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. During fiscal year 1995, the Company invested $49,500 in exchange for a 45% limited partnership interest in SMTU and $2,500 in SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU, in exchange for 50% of its capital stock. During fiscal year 1997, the Company sold 2.5% of its interest to a key employee of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company made advances to SMTU in exchange for subordinated debentures in the face amount of $100,000, $50,000, and $600,000 in 1997, 1996, and 1995, respectively. In 1996, the
Company also made advances to SMTU in exchange for promissory notes in the face amount of $300,000. These promissory notes were converted into subordinated debentures during 1997. Debentures totaling $650,000 outstanding at April 30, 1997 bear interest at 8%, and are to be repaid on December 31, 1999. The remaining $400,000 of these debentures bear interest at 12% and are to be repaid on December 31, 2001. The Company guarantees lease payments of approximately $1,831,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $915,500 for the guaranteed lease payments. SMTU pays the Company a $12,500 monthly administrative fee for administrative services.

SMTU has negative working capital of approximately $1,161,000 at April 30, 1997, and an accumulated deficit of approximately $1,187,000 at April 30, 1997. From the formation of SMTU in September 1994 until January 1995, SMTU had no sales. Since fiscal 1995, sales have increased so that SMTU was achieving near break-even profitability during 1997. Management of SMTU expects sales to increase further in 1998 and also expects these sales will lead to overall profitability. At April 30, 1997, SMTU was in violation of various covenants under their revolving line of credit. SMTU's management expects to be able to renegotiate these covenants to prevent future noncompliance and to obtain waivers for all covenants violated in 1997.

                         SigmaTron International, Inc.

6.  Notes Payable

Notes payable consist of the following:


                                                              April 30
                                                        1997            1996
                                                    ---------------------------
Banks:
 Revolving line of credit, interest payable
 monthly                                            $14,603,835     $12,255,395
 Term loan, interest payable monthly at prime
  and at 1.0% above prime at April 30, 1997
  and 1996 (8.50% and 9.25% at April 30, 1997
  and 1996, respectively), due December 1, 1998         277,776         444,444
                                                    ---------------------------
                                                     14,881,611      12,699,839
Less:  Current portion                                  166,668         166,668
                                                    ---------------------------
                                                    $14,714,943     $12,533,171
                                                    ===========================
Related Party:
 Subordinated, secured term loans, interest
   payable monthly at varying interest rates (9.25%
   to 9.77% at April 30, 1997 and 1996), due at
   varying intervals through August 1, 1997         $    42,596     $   194,456
                                                    ---------------------------
                                                         42,596         194,456
 Less:  Current portion                                  42,596         151,860
                                                    ---------------------------
                                                    $         -     $    42,596
                                                    ===========================

The Company's credit facility included a revolving line-of-credit facility and a term loan. The Company's amended and restated loan and security agreement allow the maximum borrowing limit under the revolving line-of-credit agreement to be limited to the lesser of: (i) $25,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $8,000,000 or the amount of the inventory borrowing base, as defined. Under the current terms, borrowings under the revolving line-of-credit bear interest at rates equal to the London Interbank Offered Rate (5.69% at April 30,

                         SigmaTron International, Inc.

6. Notes Payable (continued)

1997) plus 2% or at the prime rate (8.50% of April 30, 1997) at the option of the Company. At April 30, 1997, there was approximately $1,297,000 of unused credit available under the terms of the agreement. The revolving line-of-credit currently matures on September 30, 1998.

The revolving line-of-credit facility is collateralized by substantially all of the assets of the Company, except for the machinery and equipment acquired from a related party, machinery and equipment acquired through capital leases, and inventory and machinery and equipment located outside the United States. The agreement contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income.
The agreement restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by a stock split or dividends pro rata to its stockholders.

The term loan portion of the credit facility is payable in sixty (60) monthly installments of approximately $13,890 and is collateralized by the Company's domestically located machinery and equipment.

Aggregate annual maturities of notes payable as of April 30, 1997, are as follows:


                    1998                                     $   209,264
                    1999                                      14,714,943
                                                             -----------
                                                             $14,924,207
                                                             ===========

7.  Accrued Expenses

Accrued expenses consist of the following:

                                                        April 30
                                                   1997          1996
                                               -------------------------
                    Payroll                    $  403,902     $  528,879
                    Bonuses                       792,031        580,000
                    Interest payable              114,002        102,019
                    Commissions                   116,044        135,490
                    Professional fees             120,492         88,607
                    Other                         134,250          8,039
                                               --------------------------
                                               $1,680,721     $1,443,034
                                               ==========================

                         SigmaTron International, Inc.

7.  Accrued Expenses (continued)

Bonuses represent discretionary management and other employee bonuses, of which $280,000 and $580,000 was accrued during the fourth quarter of 1997 and 1996, respectively.

8.  Related Party Transactions and Commitments

During the years ended April 30, 1997, 1996, and 1995, the Company was involved in transactions with Circuit Systems, Inc. (CSI), a shareholder of the Company. These transactions primarily involved the purchase of raw materials and the leasing of operating space. Purchases of raw materials were approximately $6,895,000 and $4,754,800, and $3,252,000, for the years ended April 30, 1997,
1996, and 1995, respectively. The Company also leases space in a building in Elk Grove Village, Illinois, owned by CSI at a base rental of $30,000 per month, with an additional $7,000 per month for property taxes. The lease requires the Company to pay maintenance and utility expenses. The lease expires in February 2001 and contains an option to renew for an additional five-year period. Rent and property tax expense totaled approximately $423,000, $406,000, and $408,000 for the years ended April 30, 1997, 1996, and
1995, respectively.

At April 30, 1997 and 1996, the Company had non-interest bearing receivables of approximately $205,000 and $223,000, respectively, for advances to a company in which an officer of the Company is an investor. The balance has been recorded as an other long-term asset at April 30, 1997.

9.  Income Taxes

The income tax provision for the years ended April 30, 1997 and 1996, consists of the following:

                                          1997       1996
                                      -----------------------

        Current:
         Federal                      $1,231,639  $1,249,173
         State                           291,101     193,336
        Deferred:
         Federal                         333,761     (50,195)
         State                            49,083      (7,314)
                                      -----------------------
                                      $1,905,584  $1,385,000
                                      =======================

                         SigmaTron International, Inc.

9.  Income Taxes (continued)

The reasons for the differences between the income tax provision and the amounts computed by applying the statutory federal income tax rates to income before income taxes for the years ended April 30, 1997 and 1996, are as follows:


                                                          1997        1996
                                                       ----------------------
       Income tax at statutory federal rate            $1,754,618  $1,275,619
       Effect of:
         State income taxes, net of federal
         tax benefit                                      238,421     187,591
         Other,  net                                      (87,455)    (78,210)
                                                       ----------------------
                                                       $1,905,584  $1,385,000
                                                       ======================

Significant temporary differences which result in deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996, are as follows:


                                                         1997          1996
                                                      -----------------------
       Allowance for doubtful accounts                $  31,200     $ 191,929
       Inventory obsolescence reserve                   129,285       160,485
       Accruals not currently deductible                 68,128        92,030
       Inventory                                         55,213        48,075
       Other                                            (52,581)      (45,648)
                                                       ----------------------
       Net deferred tax asset                         $ 231,245     $ 446,871
                                                      =======================

       Machinery and equipment                        $ 694,261     $ 619,490
       Other                                            124,592        32,145
                                                      -----------------------
       Net deferred tax liability                     $ 818,853     $ 651,635
                                                      =======================


10.  401(k) Retirement Savings Plan

The Company sponsors a 401(k) retirement savings plan which is available to all nonunion employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to the greater of 6% of the participant's compensation or $300. The Company contributed $34,554 to the plan during the fiscal year ended April 30, 1997. The Company made no contributions to the plan for the fiscal years ended April 30, 1996, and 1995; however, the Company paid total expenses

                         SigmaTron International, Inc.

of $8,000 for the fiscal years ended April 30, 1997 and 1996, and none in fiscal year ended April 30, 1995, relating to costs associated with the Plan's administration.

                         SigmaTron International, Inc.

11.  Major Customers and Concentration of Credit Risks

Financial entitlements, which potentially subject the Company to concentration of credit risk, consist principally of uncollateralized accounts receivable.

For the year ended April 30, 1997, three customers accounted for 30%, 14%, and 11% of net sales of the Company, and 20%, 10%, and 4% of accounts receivable at April 30, 1997. For the year ended April 30, 1996, three customers accounted for 28%, 15%, and 10% of net sales of the Company, and 18%, 21%, and 3% of accounts receivable at April 30, 1996. For the year ended April 30, 1995, three customers accounted for 34%, 16%, and 13% of net sales of the Company, and 39%, 12%, and 1% of accounts receivable at April 30, 1995.

12.  Leases

The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 1997:

                                       Capital      Operating
                                        Leases       Leases
                                    ---------------------------

        1998                          $1,519,080   $  844,884
        1999                           1,519,080      793,737
        2000                           1,099,070      760,632
        2001                             299,415      686,660
        2002                              94,841      214,800
        Thereafter                             -       93,600
                                     --------------------------
                                       4,531,486   $3,394,313
                                                   ============
        Less:  Amounts representing
               interest                  862,902
                                     ------------
                                       3,668,584
        Less:  Current portion         1,199,212
                                     ------------
                                      $2,469,372
                                     ============

The Company subleased the machinery and equipment relating to six of the above capital lease agreements to its affiliate, SMTU. These sublease agreements contain the same maturity dates as the original underlying lease agreements. The effective interest rates on these leases are approximately 2% higher than the effective interest rates (ranging from 8.25% to 10.12%) implicit in the original lease to cover various administrative expenses of the Company. The equipment lease receivables are collateralized by the underlying machinery and equipment. Management believes the machinery and equipment would be able to be readily used in the Company's manufacturing operations if necessary.

                         SigmaTron International, Inc.

Future minimum rentals to be received under subleases with SMTU with terms of one year or more are as follows:


                     1998                                   $  900,660
                     1999                                      900,660
                     2000                                      666,200
                     2001                                       67,080
                     2002                                       14,942
                                                            ----------
                                                             2,549,542
                     Less:  Amounts representing
                            interest                           189,771
                                                            ----------
                                                             2,359,771
                     Less:  Current portion                    892,435
                                                            ----------
                                                            $1,467,336
                                                            ==========


Rent expense incurred under operating leases was $557,456, $560,756, and $513,688 for the years ended April 30, 1997, 1996, and 1995, respectively.

13.  Capital Stock

At April 30, 1997, authorized but unissued shares have been reserved for future issuance as follows:


                      Stock Option Plans                     599,500
                      Warrants                                35,000
                                                            --------
                                                             634,500
                                                            ========

14.  Warrants and Stock Options

On February 9, 1994, the Company sold warrants, for nominal consideration, to purchase up to an aggregate of 55,000, 25,000, and 70,000 shares of Common Stock to certain underwriters, consultants, and directors, respectively. All warrants are exercisable during the five-year period commencing: (i) in the case of the underwriters' warrants on February 9, 1994; (ii) in the case of the consultant's warrant on February 16, 1994, and (iii) in the case of the directors' warrants on August 9, 1994. All warrants will terminate on February 9, 1999, and have an exercise price of $8.40 per share. As of April 30, 1997, 115,000 warrants have been exercised.

                         SigmaTron International, Inc.

14.  Warrants and Stock Options (continued)

On February 8, 1994, the stockholders of the Company approved the formation of two stock option plans (Option Plans) under which certain members of management and outside nonmanagement directors may acquire up to 698,500 shares of Common Stock of the Company. The Option Plans are interpreted and administered by the Compensation Committee (the Committee). The maximum term of options granted under the Option Plans generally are 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance.

The Committee approved grants to certain members of the Company's management effective February 9, 1994, of options to purchase all of the 625,000 shares of Common Stock available under the Plan at an exercise price equal to $7.00. Of the options granted to management, options to purchase up to 200,000 shares of Common Stock will vest at a rate of 20% each year following the date of grant, provided the optionee remains an employee of the Company. As of April 30, 1997 and 1996, management vested in options to purchase 120,000 and 80,000 shares, respectively. The remaining options to purchase up to 425,000 shares of Common Stock will vest only on the Company's attainment of certain earnings per share levels over the five fiscal years beginning with fiscal year 1995. None of these options became exercisable during fiscal year 1997, 1996, or 1995 as the earnings per share level goal was not met, and options to purchase 100,000, 75,000, and 50,000 shares were forfeited in 1997, 1996, and 1995, respectively. On June 11, 1997, options to purchase up to 425,000 shares of common stock were canceled and return to the pool of ungranted options to be granted as service based options at a date to be determined by the committee.

The Company also has a stock option plan for the benefit of directors who are not salaried employees of the Company or full-time consultants to the Company. Seventy-three thousand-five-hundred shares of Common Stock were reserved for issuance upon exercise of such options. Each eligible director in office at the adjournment of the first three annual meetings of stockholders held after February 9, 1994, was granted an option to purchase 3,500 shares of the Company's Common Stock at an exercise price per share equal to the fair market value of a share of the Company's Common Stock on the date of grant. As of April 30, 1997, all options reserved for issuance under this plan have been granted. An option may be exercised at any time within 10 years from the date of grant. On June 11, 1997, a new outside nonmanagement director option plan was adopted subject to shareholder approval, to grant options to purchase up to 105,000 shares of common stock in a manner similar to the old plan.

                        SigmaTron International, Inc.

14.  Warrants and Stock Options (continued)

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB statement No. 123, Accounting for Stock-Based Compensation, requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

The Company's pro forma information follows:

Caption>
                                            1997        1996
                                         ----------------------
Net income                               $3,255,058  $2,366,822
Pro forma net income                      3,167,740   2,308,772
Earnings per share                            $1.11        $.86
Pro forma earnings per share                  $1.08        $.84

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:


                                            1997     1996
                                        ----------------------
Expected dividend yield                         0%       0%
Expected stock price volatility              0.529    0.529
Risk-free interest rate                      6.54%    6.54%
Weighted-average expected life of options  5 years  5 years

Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing method does not

                        SigmaTron International, Inc.

necessarily provide a reliable single measure of the fair value of its employee stock options.

                        SigmaTron International, Inc.

14.  Warrants and Stock Options (continued)

A summary of the Company's stock option activity and related information for the years ended April 30 follows:


                                            1997                         1996                        1995
                                 -----------------------------------------------------------------------------------
                                            Weighted-Average            Weighted-Average            Weighted-Average
                                  Options    Exercise Price   Options    Exercise Price   Options    Exercise Price
                                 -----------------------------------------------------------------------------------
Outstanding - Beginning of year    549,000       $7.06         599,500       $7.06         625,000       $7.00
Granted                             24,500       10.25          24,500        6.81          24,500        8.44
Exercised                          (99,000)       7.64               -           -               -           -
Forfeited                         (100,000)       7.00         (75,000)       7.00         (50,000)       7.00
                                 -----------------------------------------------------------------------------------
Outstanding - End of year          374,500       $7.13         549,000       $7.06         599,500       $7.06
                                   =======                     =======                     =======
Exercisable at end of year          94,500       $7.50         129,000       $7.24          64,500       $7.55
Weighted-average fair value of
options granted during the
year                                             $5.40                       $3.59

Exercise prices for options outstanding as of April 30, 1997 ranged from $6.81 to $10.25 (343,000 of the options outstanding at April 30, 1997 have an exercise price of $7.00). The weighted-average remaining contractual life of those options is 6.9 years.

                        SigmaTron International, Inc.

15.  Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is computed based upon the weighted-average number of shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The 425,000 shares reserved for issuance under the management stock option plan are not considered common stock equivalents in 1997, 1996, and 1995 as the earnings per share goals were not reached. Fully diluted net income per common and common equivalent share is not materially different from primary net income per common and common equivalent share in 1996 and 1995.

16.  Subsequent Event

On July 1, 1997, the Committee approved grants of options to certain employees and members of the Company's management to purchase 352,000 shares of common stock at an exercise price equal to $12.25. These options will vest at a rate of 20% each year following the date of grant, provided the optionee remains an employee of the Company.

                        SigmaTron International, Inc.

               Schedule II - Valuation and Qualifying Accounts


                                 Balance at  Charges to  Charges to                Balance at
                                 Beginning   Costs and     Other                     End of
          Description            of Period    Expenses    Accounts    Deductions     Period
---------------------------------------------------------------------------------------------
Year ended April 30, 1997:
 Reserves and allowance
 deducted from asset accounts:
  Allowance for doubtful accounts  $492,126     $80,000          $-  (1) $492,126     $80,000
  Reserve for obsolete inventory    411,500     (80,000)          -             -     331,500
Year ended April 30, 1996:
 Reserves and allowance
 deducted from asset accounts:
  Allowance for doubtful accounts   185,238     328,000           -        21,112     492,126
  Reserve for obsolete inventory    411,500           -           -             -     411,500
Year ended April 30, 1995:
 Reserves and allowance
 deducted from asset accounts:
  Allowance for doubtful accounts   172,606      12,632           -             -     185,238
  Reserve for obsolete inventory    176,500     235,000           -             -     411,500

(1) Uncollectible accounts written off.