Form 10-Q
period 1997-07-31
SIGMATRON INTERNATIONAL INC
filed 1997-09-11
CIK 915358

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended July 31, 1997

                        Commission File Number 0-23248


                        SigmaTron International, Inc.
--------------------------------------------------------------------------------
(Exact Name of Registrant, as Specified in its Charter)

           Delaware                                          36-3918470
--------------------------------------------------------------------------------
(State or other Jurisdiction of                           (I.R.S. Employer)
Incorporation or Organization)                            Identification Number)

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

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

On September 5, 1997, there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                        SigmaTron International, Inc.

                                    Index


PART I.        FINANCIAL INFORMATION:                                   Page No.
                                                                        --------

     Item 1.   Financial Statements

                   Consolidated Balance Sheets--July 31, 1997
                     and April 30, 1997                                        3

                   Consolidated Statements of Income--Three Months
                     Ended July 31, 1997 and 1996                              4

                   Consolidated Statements of Cash Flows--Three Months
                     Ended July 31, 1997 and 1996                              5

                   Notes to Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   8

     Item 3.   Quantitative and Qualitative Disclosures About                  9
               Market Risks

PART II.       OTHER INFORMATION

     Item 6.   Exhibits                                                       10

                        SIGMATRON INTERNATIONAL, INC.
                    Condensed  Consolidated Balance Sheets

                                                                   JULY 31,                   April 30,
                                                                     1997                       1997
                                                                  (UNAUDITED)                 (Audited)
                                                                  -----------                 ---------
ASSETS
Current assets:
 Cash                                                                $97,171                   $323,223
 Accounts receivable, less allowance for doubtful
 accounts of $ 125,000 at July 31,
 1997 and $80,000 at April 30, 1997                               10,888,096                  8,770,457
 Inventories                                                      19,035,354                 17,665,600
 Equipment lease receivables from affiliate                        1,109,988                    892,435
 Prepaid expenses                                                    246,126                    225,780
 Refundable income taxes                                             -                           98,666
 Deferred incomes  taxes                                             231,245                    231,245
 Other assets                                                        786,473                    512,206
                                                                 -----------                -----------
 Total current assets                                             32,394,453                 28,719,612

 Machinery and equipment, net                                     10,257,659                 10,343,060
 Intangible assets, net of amortization of
 $183,140 and $178,119 at July 31, 1997 and April
 30, 1997, respectively                                                9,115                     14,136
 Equipment lease receivables from affiliate, less
  current portion                                                  2,007,722                  1,467,336
 Investment and advances with affiliate                              531,720                    527,238
 Other assets                                                      1,425,967                  1,017,057
                                                                 -----------                -----------
 Total assets                                                    $46,626,636                $42,088,439
                                                                 ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable - Bank                                                166,668                    166,668
 Notes payable - Related parties                                      10,649                     42,596
 Trade accounts payable                                            7,569,617                  3,244,537
 Trade accounts payable - Related parties                            677,815                    736,893
 Accrued expenses                                                  1,251,199                  1,680,721
 Income taxes payable                                                 25,603                    -
 Capital lease obligations                                         1,677,103                  1,199,212
                                                                 -----------                -----------
 Total current liabilities                                        11,378,654                  7,070,627

 Notes payable - Banks, less current portion                      13,244,918                 14,714,943
 Capital lease obligations, less current portion                   3,936,225                  2,469,372
 Deferred income taxes                                               818,853                    818,853

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 500,000 shares
  authorized, none issued and outstanding                            -                          -
 Common stock, $.01 par value; 6,000,000 shares
  authorized, 2,881,227 and 2,875,227 shares issued and
  outstanding at July 31, 1997 and April 30, 1997, respectively       28,812                     28,752
 Capital in excess of par value                                    9,415,699                  9,373,759
 Retained earnings                                                 7,803,475                  7,612,133
                                                                 -----------                -----------
 Total stockholders' equity                                       17,247,986                 17,014,644
                                                                 -----------                -----------
 Total liabilities and stockholders' equity                      $46,626,636                $42,088,439
                                                                 ===========                ===========
 See accompanying notes.

                        SigmaTron International, Inc.
                 Condensed Consolidated Statements of Income
                                 ( Unaudited)

                                                                   THREE MONTHS                         Three Months
                                                                     ENDED                                  Ended
                                                                  JULY 31, 1997                         July 31, 1996
                                                                  -------------                         -------------
Net sales                                                         $17,155,318                            $18,480,335
Cost of products sold                                              15,271,015                             15,624,911
                                                                  -----------                            -----------
                                                                    1,884,303                              2,855,424
Selling and administrative expenses                                 1,255,187                              1,449,965
                                                                  -----------                            -----------
Operating income                                                      629,116                              1,405,459

Equity in net (income) loss of affiliate                               (4,482)                                 3,283

Interest expense - banks and capital lease obligations                408,791                                424,863
Interest expense - related party                                          523                                  3,820
Interest income - related party                                       (96,328)                              (101,982)
                                                                  -----------                            -----------
                                                                      312,986                                326,701
                                                                  -----------                            -----------
Income before income taxes                                            320,612                              1,075,475


Income taxes                                                          129,270                                430,191
                                                                  -----------                            -----------
Net income                                                           $191,342                               $645,284
                                                                  ===========                            ===========

Net income per common and common equivalent share                       $0.06                                  $0.22
                                                                  ===========                            ===========
Weighted average number of common and common
equivalent shares outstanding                                       2,984,601                              2,885,585
                                                                  ===========                            ===========

Net income per common share -
assuming full dilution                                                  $0.06                                  $0.22
                                                                  ===========                            ===========

Weighted average number of common shares
outstanding - assuming full dilution                                2,984,601                              2,889,120
                                                                  ===========                            ===========
See accompanying notes.

                        SIGMATRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Cash Flow
                                 (Unaudited)

                                                                       THREE MONTHS ENDED JULY 31,

                                                                       1997                 1996
                                                                   ----------             ----------
OPERATING ACTIVITIES:
Net income                                                           $191,342               $645,284
Adjustments to reconcile net income
to net cash provided by (used in)operating activities:
     Depreciation                                                     286,323                226,530
     Equity in net loss of affiliate                                   (4,482)                 3,283
     Amortization                                                       5,021                  5,977
Changes in operating assets and liabilities:
     Provision for doubtful accounts                                   45,000                      0
     Accounts receivable                                           (2,162,639)            (1,593,602)
     Inventories                                                   (1,369,754)             1,528,774
     Prepaid expenses                                                 (20,345)              (194,427)
     Other assets                                                    (584,512)              (174,668)
     Deferred income taxes                                                  0                      0
     Trade accounts payable                                         4,325,080             (1,166,810)
     Trade accounts payable - related parties                         (59,078)              (559,239)
     Accrued expenses                                                (429,522)              (378,277)
     Income tax payable                                                25,603                416,189
                                                                   ----------             ----------
     Net cash provided by (used in) operating activities              248,037             (1,240,986)

INVESTING ACTIVITIES:
     Purchases of machinery and equipment                            (200,922)              (680,420)
     Proceeds from sale and leaseback of machinery                  1,429,899
      and equipment                                                         0                      0
     Advances to affiliate                                                  0                      0
     Proceeds from affiliate subleases                                104,049                 64,645
                                                                   ----------             ----------
     Net cash provided by (used in) investing activities            1,333,026               (615,775)


FINANCING ACTIVITIES:
     Repayment of term loan and other notes payable                   (31,947)               (50,001)
     Net payments under capital lease obligations                    (347,142)              (252,053)
     Issuance of common stock                                          42,000                 53,375
     Net (payments) proceeds under line of credit                  (1,470,025)             2,105,440
                                                                   ----------             ----------
     Net cash provided by (used in) financing activities           (1,807,114)             1,856,761

     Change in cash                                                  (226,051)                     0
     Cash at beginning of period                                        2,500                  2,500
                                                                   ----------             ----------
     Cash at end of period                                             $2,500                 $2,500
                                                                   ==========             ==========
     See accompanying notes.

                        SigmaTron International, Inc.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 1997



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1997.


NOTE B -- INVENTORIES

The components of inventory consist of the following:


                                                 July 31,     April 30,
                                                   1997         1997
                                                -----------  -----------
Finished products                               $ 2,259,241  $ 2,966,415
Work-in-process                                   1,797,713    1,079,985
Raw materials                                    14,978,400   13,619,200
                                                -----------  -----------
                                                $19,035,354  $17,665,600
                                                ===========  ===========

NOTE C -- SALE/LEASEBACK

In July 1997, the Company refinanced some machinery and equipment under a sale/leaseback arrangement. The equipment was sold for approximately $1.4 million in cash which was equal to the net book value of the equipment. The transaction has been accounted for as a financing, wherein the property remains on the books and will continue to be depreciated. A financing obligation representing the proceeds has been recorded, to be reduced based on payments under the lease. The lease has a term of 4 years and requires monthly payments of $35,324 through July 2001. The Company has the option to purchase the property at the end of the lease for $1.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this Form 10-Q may be deemed to be forward-looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continuing dependence on certain major customers, the anticipated seasonality of its business, the timing of or rescheduling of customer orders and other risks and uncertainties set forth in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

RESULTS OF OPERATIONS:

Net sales decreased from $18,480,335 for the three month period ended
July 31, 1996 to $17,155,318 for the three month period ended July 31, 1997. The decrease in net sales was a function of softer demand from SigmaTron's customer base. This is the result of timing of orders from SigmaTron's customers. The Company has not lost any significant customers. Historically, the Company's highest levels of revenues are achieved in its second and third quarter. This seasonality trend has caused the Company to experience quarterly fluctuations in its revenues and earnings.

Gross profit decreased during the three month period ended July 31, 1997 to $1,884,303 from $2,855,424 for the same period of the prior fiscal year. The decrease in gross profit in the first quarter of fiscal 1998 compared to the same period in the prior year is primarily due to a lower sales volume. In addition, overhead increased as a result of the Company's plan to increase capacity, which will allow growth with new and existing customers.
The expansion has caused the Company to incur higher levels of expenses, which will continue for the next several quarters.

Selling and administrative expenses decreased from $1,449,965 or 7.8% of net sales during the three month period ended July 31, 1996 to $1,255,187 or 7.3% of net sales. This decrease is due to a decrease in commission expense related to the lower revenue volume and a reduction in bonus accruals.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 1997 was $408,791 compared to $424,863 for the same period in the prior year. This decrease was attributable to a lower interest rate on the line of credit obligation.

As a result of the foregoing, net income decreased from $645,284 for the three month period ended July 31, 1996 to $191,342. Net earnings per share for the quarter ended July 31, 1997 were $ .06 compared to $ .22 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of fiscal 1998 the Company financed its growth through net income and a sale leaseback agreement. The Company's primary source of liquidity has been cash provided by borrowings from its secured lender. The Company had working capital of $21,015,799 at July 31, 1997 and $21,019,447 at July 31, 1996, representing a current ratio of 2.8 and 3.6 for these periods, respectively.

For the three month period ended July 31, 1997, the cash provided from operations was due to an increase in accounts payable. The net cash provided from investing activities for the period ended July 31, 1997 was attributable primarily to proceeds received in connection with a machinery and equipment sale/leaseback.

To the extent that the Company provides the funds necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. For the quarter ended July 31, 1997 the funds used for the Company's Mexican operation were $1,175,000, which were derived from borrowing under its revolving credit facility. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.


ITEM 3. Not applicable

                 SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY

                         PART II - OTHER INFORMATION

                                July 31, 1997


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 10.34   Lease agreement between SigmaTron International, Inc.
                        and GE Capital dated July 14, 1997.

        Exhibit 27      Financial Data Schedule (EDGAR version only)

(b)     No report on Form 8-K was filed during the quarter ended July 31, 1997.


SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

Gary R. Fairhead                                          9/11/97
--------------------------------------------              ---------------------
Gary R. Fairhead                                          Date
President and CEO (Principal Executive Officer)


Linda K. Blake                                            9/11/97
--------------------------------------------              ---------------------
Linda K. Blake                                            Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)