Form 10-Q
period 1997-10-31
SIGMATRON INTERNATIONAL INC
filed 1997-12-11
CIK 915358

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended October 31, 1997

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

On December 8, 1997, there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                        SigmaTron International, Inc.

                                    Index



PART 1.   FINANCIAL INFORMATION:                                        Page No.
                                                                        --------

  Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets--October 31, 1997
                   and April 30, 1997                                         3

              Condensed Consolidated Statements of Income--Three and          4
                   Six Months Ended October 31, 1997 and 1996

              Condensed Consolidated Statements of Cash Flows--Six Months
                   Ended October 31, 1997 and 1996                            5

              Notes to Condensed Consolidated Financial Statements            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      7

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risks                                                       8


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                9

  Item 6.  Exhibits                                                           9

                        SIGMATRON INTERNATIONAL, INC.
                    Condensed  Consolidated Balance Sheets

                                                                                        OCTOBER 31,        April 30,
                                                                                           1997              1997
                                                                                        (UNAUDITED)        (Audited)
                                                                                       -------------     -------------
ASSETS
Current assets:
  Cash                                                                                  $   192,663       $   323,223
  Accounts receivable, less allowance for doubtful
   accounts of $ 170,000 at October 31,
  1997 and $80,000 at April 30, 1997                                                     16,084,953         8,770,457
  Inventories                                                                            17,655,671        17,665,600
  Equipment lease receivables from affiliate                                              1,175,867           892,435
  Prepaid expenses                                                                          434,942           225,780
  Refundable income taxes                                                                         0            98,666
  Deferred incomes taxes                                                                    231,245           231,245
  Other assets                                                                              955,862           512,206
                                                                                       ------------      ------------
  Total current assets                                                                   36,731,203        28,719,612

  Machinery and equipment, net                                                           10,386,744        10,343,060
  Intangible assets, net of amortization of
   $189,061 and $178,119 at October 31, 1997 and April
  30, 1997, respectively                                                                      3,194            14,136
  Equipment lease receivables from affiliate, less
    current portion                                                                       1,781,893         1,467,336
  Investment and advances with affiliate                                                    515,816           527,238
  Other assets                                                                            1,981,482         1,017,057
                                                                                       ------------      ------------
  Total assets                                                                          $51,400,332       $42,088,439
                                                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Bank                                                                      166,668           166,668
  Notes payable - Related parties                                                                 0            42,596
  Trade accounts payable                                                                  7,478,122         3,244,537
  Trade accounts payable - Related parties                                                  439,149           736,893
  Accrued expenses                                                                        1,726,839         1,680,721
  Income taxes payable                                                                       33,086                 0
  Capital lease obligations                                                               1,748,579         1,199,212
                                                                                       ------------      ------------
  Total current liabilities                                                              11,592,443         7,070,627


  Notes payable - Banks, less current portion                                            17,851,449        14,714,943
  Capital lease obligations, less current portion                                         3,619,251         2,469,372
  Deferred income taxes                                                                     818,853           818,853

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                                       0                 0
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 and 2,875,227 shares issued and
    outstanding at October 31, 1997 and April 30, 1997, respectively                         28,812            28,752
  Capital in excess of par value                                                          9,415,699         9,373,759
  Retained earnings                                                                       8,073,825         7,612,133
                                                                                       ------------      ------------
Total stockholders' equity                                                               17,518,336        17,014,644
                                                                                       ------------      ------------

Total liabilities and stockholders' equity                                              $51,400,332       $42,088,439
                                                                                       ============      ============

See accompanying notes.

                        SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Income
                                ( Unaudited)

                                                           THREE MONTHS      Three Months         SIX MONTHS         Six Months
                                                              ENDED             Ended               ENDED              Ended
                                                        OCTOBER 31, 1997   October 31, 1996    OCTOBER 31, 1997   October 31, 1996
                                                        ----------------   ----------------    ----------------   -----------------
Net sales                                                  $25,746,874         $29,696,006        $42,902,192          $48,176,341
Cost of products sold                                       23,376,367          25,185,242         38,647,382           40,810,153
                                                        ---------------    ----------------    ---------------    -----------------
                                                             2,370,507           4,510,764          4,254,810            7,366,188


Selling and administrative expenses                          1,516,859           1,910,613          2,772,046            3,360,578
                                                        ---------------    ----------------    ---------------    -----------------
Operating income                                               853,648           2,600,151          1,482,764            4,005,610

Equity in net (income) loss of affiliate                        15,904              22,681             11,422               25,964


Interest expense - banks and capital lease obligations         504,612             490,267            913,403              915,130
Interest expense - related party                                     0               2,873                523                6,694
Interest income - related party                               (117,452)            (97,110)          (213,780)            (199,092)
                                                        ---------------    ----------------    ---------------    -----------------
                                                               387,160             396,030            700,146              722,732
                                                        ---------------    ----------------    ---------------    -----------------

Income before income taxes                                     450,584           2,181,440            771,196            3,256,914


Income taxes                                                   180,234             872,576            309,504            1,302,765
                                                        ---------------    ----------------    ---------------    -----------------
Net income                                                    $270,350          $1,308,864           $461,692           $1,954,149
                                                        ===============    ================    ===============    =================



Net income per common and common equivalent share                $0.09               $0.45              $0.15                $0.68
                                                        ===============    ================    ===============    =================

Weighted average number of common and common
equivalent shares outstanding                                3,036,347           2,892,889          3,020,752            2,889,137
                                                        ===============    ================    ===============    =================

Net income per common share -
assuming full dilution                                           $0.09               $0.45              $0.15                $0.67
                                                        ===============    ================    ===============    =================

Weighted average number of common shares
outstanding - assuming full dilution                         3,036,347           2,903,391          3,020,752            2,903,391
                                                        ===============    ================    ===============    =================

See accompanying notes.

                        SIGMATRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Cash Flow
                                 (Unaudited)

                                                                SIX MONTHS ENDED OCTOBER 31,

                                                                   1997               1996
                                                               -------------      -------------
OPERATING ACTIVITIES:
Net income                                                         $461,692         $1,954,149
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation                                                   604,709            471,810
     Equity in net loss of affiliate                                 11,422             25,964
     Amortization                                                    10,942             11,935
     Compensation expense related to stock options                        0             75,000
Changes in operating assets and liabilities:
     Provision for doubtful accounts                                 90,000                  0
     Accounts receivable                                         (7,404,496)        (9,459,250)
     Inventories                                                      9,929         (4,647,796)
     Prepaid expenses                                              (209,162)          (143,960)
     Other assets                                                (1,309,415)          (578,494)
     Trade accounts payable                                       4,233,585          7,674,181
     Trade accounts payable - related parties                      (297,744)           384,287
     Accrued expenses                                                46,118             42,589
     Income tax payable                                              33,086            496,637
                                                               -------------      -------------
   Net cash used in operating activities                         (3,719,334)        (3,692,948)

INVESTING ACTIVITIES:
     Purchases of machinery and equipment                          (528,046)        (1,790,179)
      Proceeds from sale of investment in affiliate                       0                250
     Proceeds from sale and leaseback of machinery
      and equipment                                               1,429,899                  0
     Advances to affiliate                                                0           (120,000)
     Proceeds from affiliate subleases                              263,999            223,958
                                                               -------------      -------------
   Net cash provided by (used in) investing activities            1,165,852         (1,685,971)

FINANCING ACTIVITIES:
   Repayment of term loan and other notes payable                   (42,596)           (87,966)
   Net payments under capital lease obligations                    (712,988)          (496,579)
   Issuance of common stock                                          42,000             53,375
   Net proceeds under  line of credit                             3,136,506          5,910,089
                                                               -------------      -------------
   Net cash provided by financing activities                      2,422,922          5,378,919

   Change in cash                                                  (130,560)                 0
   Cash at beginning of period                                      323,223              2,500
                                                               -------------      -------------
   Cash at end of period                                           $192,663             $2,500
                                                               =============      =============

   See accompanying notes.

                        SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1997.


NOTE B -- INVENTORIES

The components of inventory consist of the following:


                                                  October 31,         April 30,
                                                     1997               1997
                                                  -----------        -----------
                        Finished products         $ 2,420,809        $ 2,966,415
                        Work-in-process             1,658,261          1,079,985
                        Raw materials              13,576,601         13,619,200
                                                  -----------        -----------
                                                  $17,655,671        $17,665,600
                                                  ===========        ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this Form 10-Q may be deemed to be forward-looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continuing dependence on certain major customers, the anticipated seasonality of its business, the timing of or rescheduling of customer orders and other risks and uncertainties set forth in the Company's periodic reports filed with the Securities and Exchange Commission including, but not limited to, its Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

RESULTS OF OPERATIONS:

Net sales decreased from $29,696,006 for the three month period ended October 31, 1996 to $25,746,874 for the three month period ended October 31, 1997. During the first six months of fiscal 1998 net sales decreased 11% to $42,902,192 from $48,176,341 compared to the same period in the prior year. The decrease in net sales was a function of continued softer demand from our customer base. Several of our customers anticipated stronger sales in the second quarter that did not materialize. The Company has not lost any significant customers. Historically, the Company's highest levels of revenues are achieved in its second and third quarters due to seasonal trends. Timing and rescheduling of customer orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. However, based on current customer schedules revenues for the third fiscal quarter of 1998 are expected to be soft.

Gross profit decreased during the three month period ended October 31, 1997 to $2,370,507 from $4,510,764 for the same period of the prior fiscal year. For the six month period ended October 31, 1997 gross profit decreased 42% from
$7,366,188 in fiscal 1997 to $4,254,810.   The decrease in gross profit is due
to lower sales volume and increased overhead cost. The Company has increased capacity to attract new customers and to support existing customers. The expansion has caused the Company to incur a higher level of expenses, which will continue for the next few quarters.

Selling and administrative expenses decreased from $1,910,613 or 6.4% of net sales during the three month period ended October 31, 1996 to $1,516,859 or
5.9% of net sales.   Selling and administrative expenses for the six month
period ended October 31, 1997 decreased as a percent of net sales to 6.5% from 7.0% as compared to the same period in the prior year. This decrease is due to a reduction in bonus accruals and a decrease in commission expense related to the lower revenue volume.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 1997 was $504,612 compared to $490,267 for the same period in the prior year. This increase was attributable to a higher outstanding balance on the line of credit and interest expense for increased capital lease obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

As a result of the foregoing, net income decreased from $1,308,864 for the three month period ended October 31, 1996 to $270,350. Net earnings per share for the quarter ended October 31, 1997 were $ .09 compared to $ .45 for the same period in the prior year. For the first six months of fiscal 1998, net income decreased to $461,692 compared to $1,954,149 for the same period in the prior year. Net earnings per share were $.15 for the six months ended October 31, 1997 compared to $.68 for the comparable period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity has been cash provided by borrowings from its secured lender. The Company had working capital of $25,138,760 at October 31, 1997 and $25,253,127 at October 31, 1996, resulting in a current ratio of 3.17 and 2.38 for these periods, respectively.

For the six months ended October 31, 1997 the primary use of cash from operations was for increases in accounts receivable, which was partially offset by the increase in accounts payable. The net cash used for operations equaled $3,719,334 compared to $3,692,948 for the six months ended October 31, 1996. The net cash provided by investing activities for the period was attributable primarily to proceeds received in connection with a machinery and equipment sale/leaseback.

Net cash provided by financing activities totaled $2,422,922 in the six months ended October 31, 1997 compared to $5,378,919 in the prior year. Net proceeds under the line of credit decreased to $3,136,506 for the six months ended October 31, 1997 from $5,910,089 for the six months ended October 31, 1996.

To the extent the Company provides the funds necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, equal approximately $1,175,000 for the three month period ended October 31, 1997 and $3,435,679 for the six month period ended October 31, 1997.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks -

Not applicable

                        SIGMATRON INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION

                               October 31, 1997



ITEM 4.  Submission of Matters to a Vote of  Security Holders

On September 19, 1997, the Company held its 1997 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2000 Annual Meeting of Stockholders: William C. Mitchell, Thomas W. Rieck and Steven A. Rothstein. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:


                   Nominee             For      Against  Abstained
                   -------             ---      -------  ---------
             William C. Mitchell     1,814,581  19,610      --
             Thomas W. Rieck         1,814,581  19,610      --
             Steven A. Rothstein     1,814,581  19,610      --


The stockholders also voted to approve the ratification of the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year April 30, 1998. 2,778,917 shares were cast for such selection, 8,625 shares were cast against such selection, and 7,475 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.35 Lease agreement 97-054, between SigmaTron International, Inc. and International Financial Services dated June 6, 1997.

         Exhibit 10.36 Lease agreement 97-087, between SigmaTron International, Inc. and International Financial Services dated June 26, 1997.

         Exhibit 10.37 Lease agreement 97-097, between SigmaTron International, Inc. and International Financial Services dated August 11, 1997.

         Exhibit 11 Statement RE:  Computation of Earnings Per Share.

         Exhibit 27 Financial Data Schedule (EDGAR version only)

(b)      No report on Form 8-K was filed during the quarter ended
         October 31, 1997.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


Gary R. Fairhead                                             12/10/97
----------------------------------------------          ------------------
Gary R. Fairhead                                        Date
President and CEO (Principal Executive Officer)


Linda K. Blake                                               12/10/97
----------------------------------------------          ------------------
Linda K. Blake                                          Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)