Form 10-Q
period 1998-01-31
SIGMATRON INTERNATIONAL INC
filed 1998-03-04
CIK 915358

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended January 31, 1998

                        Commission File Number 0-23248


                        SigmaTron International, Inc.
--------------------------------------------------------------------------------
(Exact Name of Registrant, as Specified in its Charter)

          Delaware                                              36-3918470
--------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation             (I.R.S. Employer
or Organization)                                          Identification Number)

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---
On March 4, 1998, there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                        SIGMATRON INTERNATIONAL, INC.

                                    Index


                                                                       Page No.
PART 1.   FINANCIAL INFORMATION:                                       --------

  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets--January 31, 1998
                    and April 30, 1997                                       3

           Condensed Consolidated Statements of Income--Three and
                    Nine Months Ended January 31, 1998 and 1997              4

           Condensed Consolidated Statements of Cash Flows--Nine Months
                    Ended January 31, 1998 and 1997                          5

           Notes to Condensed Consolidated Financial Statements              6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     8

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risks                                                      9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits                                                         10

                        SIGMATRON INTERNATIONAL, INC.
                    Condensed Consolidated Balance Sheets

                                                           January 31,      April 30,
                                                              1998            1997
                                                           (UNAUDITED)      (Audited)
                                                           -----------     ------------
ASSETS
Current assets:
  Cash                                                        $222,381         $323,223
  Accounts receivable, less allowance for doubtful
   accounts of $15,000 at January 31,
  1998 and $80,000 at April 30,1997                         14,668,320        8,770,457
  Inventories                                               17,336,791       17,665,600
  Equipment lease receivables from affiliate                 1,408,323          892,435
  Prepaid expenses                                             390,268          225,780
  Refundable income taxes                                            -           98,666
  Deferred income taxes                                        231,245          231,245
  Other assets                                               1,015,486          512,206
                                                           -----------      -----------
  Total current assets                                      35,272,814       28,719,612

  Machinery and equipment, net                              11,363,573       10,343,060
  Intangible assets, net of amortization of
    $178,119 at April 30,1997                                        -           14,136
  Equipment lease receivables from affiliate, less
    current portion                                          1,549,438        1,467,336
  Investment and advances with affiliate                       384,813          527,238
  Other assets                                               1,151,249        1,017,057
                                                           -----------      -----------
  Total assets                                             $49,721,887      $42,088,439
                                                           ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Bank                                         152,779          166,668
  Notes payable - Related parties                                    -           42,596
  Trade accounts payable                                     7,587,841        3,244,537
  Trade accounts payable - Related parties                     295,263          736,893
  Accrued expenses                                           1,338,118        1,680,721
  Income taxes payable                                          40,159                -
  Capital lease obligations                                  1,991,712        1,199,212
                                                           -----------      -----------
  Total current liabilities                                 11,405,872        7,070,627


  Notes payable - Banks, less current portion               16,017,720       14,714,943
  Capital lease obligations, less current portion            3,950,498        2,469,372
  Deferred income taxes                                        818,853          818,853

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                          -                -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 and 2,875,227 shares issued and
    outstanding at January 31, 1998 and April 30, 1997,
    respectively                                                28,812           28,752
  Capital in excess of par value                             9,415,699        9,373,759
  Retained earnings                                          8,084,433        7,612,133
                                                           -----------      -----------
Total stockholders' equity                                  17,528,944       17,014,644
                                                           -----------      -----------

Total liabilities and stockholders' equity                 $49,721,887      $42,088,439
                                                           ===========      ===========

See accompanying notes.

                        SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Income
                                ( Unaudited)

                                             THREE MONTHS        Three Months         NINE MONTHS         Nine Months
                                                 ENDED               Ended               ENDED               Ended
                                            JANUARY 31, 1998    January 31, 1997    JANUARY 31, 1998    January 31, 1997
                                            ----------------    ----------------    ----------------    ----------------
Net sales                                      $22,632,041         $21,910,286         $65,534,233         $70,086,628
Cost of products sold                           20,740,001          19,051,065          59,387,383          59,861,218
                                            ---------------     ---------------     ---------------     ---------------
                                                 1,892,040           2,859,221           6,146,850          10,225,410


Selling and administrative expenses              1,367,459           1,185,831           4,139,505           4,546,409
                                            ---------------     ---------------     ---------------     ---------------
Operating income                                   524,581           1,673,390           2,007,345           5,679,001

Equity in net (income) loss of affiliate           131,004              26,841             142,426              52,805


Interest expense - banks and capital lease         514,788             483,980           1,428,191           1,399,110
  obligations
Interest expense - related party                         0               2,006                 523               8,699
Interest income - related party                   (138,891)           (101,167)           (352,671)           (300,259)
                                            ---------------     ---------------     ---------------     ---------------
                                                   375,897             384,819           1,076,043           1,107,550
                                            ---------------     ---------------     ---------------     ---------------

Income before income taxes                          17,680           1,261,730             788,876           4,518,646


Income taxes                                         7,072             504,692             316,576           1,807,458
                                            ---------------     ---------------     ---------------     ---------------
Net income                                         $10,608            $757,038            $472,300          $2,711,188
                                            ===============     ===============     ===============     ===============

Net income per common share - basic                  $0.00               $0.27               $0.16               $0.97
                                            ===============     ===============     ===============     ===============

Weighted average number of common
shares outstanding - basic                       2,881,227           2,807,534           2,881,097           2,787,459
                                            ===============     ===============     ===============     ===============


Net income per common share - diluted                $0.00               $0.25               $0.16               $0.93
                                            ===============     ===============     ===============     ===============

Weighted average number of common and common
equivalent shares outstanding - diluted          2,951,210           2,982,201           2,987,930           2,920,158
                                            ===============     ===============     ===============     ===============

See accompanying notes.

                        SIGMATRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Cash Flow
                                 (Unaudited)

                                                   NINE MONTHS ENDED JANUARY 31,

                                                       1998             1997
OPERATING ACTIVITIES:                               -----------      ----------
Net income                                             $472,300      $2,711,188
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
     Depreciation                                       917,194         739,836
     Equity in net loss of affiliate                    142,426          52,805
     Amortization                                        14,136          17,856
     Compensation expense related to stock options         -             75,000
Changes in operating assets and liabilities:
     Provision for doubtful accounts                    130,502             -
     Write-off of uncollectible accounts               (195,502)            -
     Accounts receivable                             (5,832,863)        975,328
     Inventories                                        328,809      (4,971,463)
     Prepaid expenses                                  (164,456)        (56,423)
     Other assets                                      (538,806)     (1,029,373)
     Trade accounts payable                           4,343,304       2,571,698
     Trade accounts payable - related parties          (441,630)       (365,705)
     Accrued expenses                                  (342,603)       (372,423)
     Income tax payable                                  40,159         641,803
                                                    -----------      ----------
   Net cash provided by (used in) operating
     activities                                      (1,127,030)        990,127

INVESTING ACTIVITIES:
     Purchases of machinery and equipment              (797,246)     (2,397,566)
      Proceeds from sale of investment in affiliate        -                250
     Proceeds from sale and leaseback of machinery
      and equipment                                   1,429,899            -
     Advances to affiliate                                 -           (100,000)
     Proceeds from affiliate subleases                  263,999         370,620
                                                    -----------      ----------
   Net cash provided by (used in) investing
     activities                                         896,652      (2,126,696)

FINANCING ACTIVITIES:
   Repayment of term loan and other notes payable       (42,596)       (119,913)
   Net payments under capital lease obligations      (1,158,756)       (761,354)
   Issuance of common stock                              42,000         472,500
   Net proceeds under line of credit                  1,288,888       1,545,336
                                                    -----------      ----------
   Net cash provided by financing activities            129,536       1,136,569

   Change in cash                                      (100,842)              0
   Cash at beginning of period                          323,223           2,500
                                                    -----------      ----------
   Cash at end of period                               $222,381          $2,500
                                                    ===========      ==========

   Supplementary disclosure of cash flow information:

   Acquisition of machinery and equipment             2,637,040         348,713
                                                    ===========      ==========

   See accompanying notes.

                        SIGMATRON INTERNATIONAL, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1997.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                            January 31,       April 30,
                                               1998              1997
                                            ------------    ------------
               Finished products             $ 1,560,551     $ 2,966,415
               Work-in-process                 2,157,869       1,079,985
               Raw materials                  13,618,371      13,619,200
                                             -----------     -----------
                                             $17,336,791     $17,665,600
                                             ===========     ===========

NOTE C -- GUARANTY AND SURETY AGREEMENT

On January 31, 1998 the Company entered into a Guaranty and Surety Agreement with Marine Midland Business Loans, Inc. ("MMBLI") to guaranty a portion of its affiliate's debt. The Company owns approximately 42.5% of SMT Unlimited L.P. ("SMTU"), which provides service mount and ball grid array assembly services in the electronic manufacturing services industry. The Company has agreed to guaranty up to $500,000 of SMTU's debt with MMBLI. The Company has been indemnified by one of the other SMTU limited partners in the amount of $250,000. The Company will be released from the guaranty provided SMTU attains specified financial covenants at April 30, 1998.

NOTE D -- ADOPTION OF ACCOUNTING PRINCIPLE

During the quarter ended January 31, 1998, the Company adopted FASB Statement 128 "Earnings Per Share" which was issued in 1997. FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FASB 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:


                         Three Months Ended                          Nine Months Ended
                  January 31, 1998   January 31, 1997     January 31, 1998    January 31, 1997
                  ----------------   ----------------     ----------------    ----------------
Numerator:
Net Income               $  10,608          $ 757,038           $  472,300          $2,711,188
                         =========          =========           ==========          ==========
Denominator:

Denominator for
basic earnings per
share-
weight average
shares outstanding       2,881,227          2,807,534            2,881,097           2,787,459

Dilutive potential
common shares               69,983            174,667              106,833             132,699

Denominator for
diluted earnings
per share-
adjusted weighted
average
shares and
assumed conversions      2,951,210          2,982,201            2,987,930           2,920,158
                         =========          =========           ==========          ==========
Basic earnings per
share                    $     0.0       $       0.27         $       0.16    $           0.97
                         =========          =========           ==========          ==========
Diluted earnings
per share                $     0.0       $       0.25         $       0.16    $           0.93
                         =========          =========           ==========          ==========

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

RESULTS OF OPERATIONS:

Net sales increased from $21,910,286 for the three month period ended January 31, 1997 to $22,632,041 for the three month period ended January 31, 1998. For the first nine months of fiscal 1998 net sales decreased to $65,534,233 from $70,086,628 for the comparable period of the prior year. The decrease in sales for the nine months ended January 31, 1998 was due to softer demand from some of the Company's key customers. Historically the Company 's highest level of revenues are achieved in its second and third quarters due to seasonal trends. Timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. However, based on the current customer schedules the fourth quarter of 1998 is expected to be soft.

Gross profit decreased during the three month period ended January 31, 1998 to $1,892,040 from $2,859,221 for the same period of the prior fiscal year. For the nine months ended January 31, 1998 gross profit decreased to $6,146,850 as compared to $10,225,410 for the same period in 1997. The decrease in gross profit for the nine months ended January 31, 1998 is due to lower sales volume, product mix and an increase in manufacturing overhead cost. In fiscal 1998 the Company increased its capacity and surface mount technology capabilities in the U.S. and Mexico. The expansion has caused the Company to continue to incur higher expenses.

Selling and administrative expenses increased from $1,185,831 or 5.4% of net sales for the three month period ended January 31, 1997 to $1,367,459 or 6.0% of net sales in fiscal 1998. Selling and administrative expenses for the nine month period ended January 31, 1998 decreased as a percent of net sales to 6.3% from 6.5% as compared to the same period in the prior year. The decrease is due to a reduction in bonus accruals and a decrease in commission expense related to the lower revenue volume.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 1998 was $514,788 compared to $483,980 for the same period in the prior year. For the nine months ended January 31, 1998 interest expense increased to $1,428,191 from $1,399,110 in the same period for the prior fiscal year. This increase is primarily attributable to a higher outstanding balance on the line of credit and interest expense associated with increased capital lease obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

As a result of the foregoing, net income decreased from $757,038 for the three month period ended January 31, 1997 to $10,608. Diluted net earnings per share for the third fiscal quarter ended January, 1998 were $.00 compared to $.25 for the same period in the prior year. For the first nine months of fiscal 1998, net income decreased to $472,300 compared to $2,711,188 for the same period in the prior year. Diluted net earnings per share were $.16 for the nine months ended January 31, 1998 compared to $.93 for the comparable period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity has been borrowings from its secured lender and cash provided by net income. The Company had working capital of $23,866,942 at January 31, 1998 and $21,247,057 at January 31, 1997. This
represents a current ratio of 3.09 and 2.75 for these periods, respectively.

For the nine month period ended January 31, 1998, the primary use of cash from operations was an increase in accounts receivable. The net cash provided by investing activities for the same period was $896,652, which was primarily attributable to proceeds received under a machinery and equipment leaseback agreement.

To the extent that the Company provides the funds necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be reduced. The funds, for Mexican operations which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, equal approximately $1,978,000 for the three month period ended January 31, 1998 and $6,365,500 for the nine month period ended January 31, 1998.

Net cash provided by financing activities totaled $129,536 for the nine months ended January 31, 1998 compared to $1,136,569 for the same period in the prior year. The decrease was caused primarily by increased payments under capital lease obligations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks - Not applicable

                        SIGMATRON INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION

                               January 31, 1998



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.38 Lease Agreement between the Company and International Financial Services lease number 97-185 dated December 22, 1997.

          Exhibit 10.39 Lease Agreement between the Company and General Electric Capital Corporation lease number E002 dated
          December 31, 1997.

          Exhibit 10.40 Guaranty and Surety Agreement between SigmaTron International, Inc. and Midland Business Loans Inc. dated January 31, 1998.

          Exhibit 27 - Financial Data Schedule (EDGAR version only)

(b)       No report on Form 8-K was filed during the quarter ended
          January 31, 1998.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                                            3/4/98
--------------------------------------------              -------------------
Gary R. Fairhead                                          Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                              3/4/98
--------------------------------------------              -------------------
Linda K. Blake                                            Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)