Form 10-K
period 1998-04-30
SIGMATRON INTERNATIONAL INC
filed 1998-07-22
CIK 915358

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)


[X]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.  For the fiscal year ended April 30, 1998

                                     or

[X]  Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.  For the transition period from __________to_______.


                        Commission file number 0-23248

                        SIGMATRON INTERNATIONAL, INC.
                        -----------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                              36-3918470
          --------                                              ----------
(State or other Jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

2201 Landmeier Rd., Elk Grove Vlge., IL                             60007
---------------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  847-956-8000
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock $0.01 par value per share
                    --------------------------------------
                             Title of each class

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

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 1998 (based on the closing sale price as reported by Nasdaq National Market as of such date) was $14,467,478.

The number of outstanding shares of the registrant's Common Stock, as of June 30, 1998, was 2,881,227.

                     DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders to be held September 18, 1998, which will be filed within 120 days of the fiscal year ended April 30, 1998, are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                    PART I

-----------------------------------------------------------------------------

ITEM 1.   BUSINESS

CAUTIONARY NOTE:

     In addition to historical financial information, this discussion of SigmaTron International, Inc.'s ("Company") business and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers, including Nighthawk Systems, Incorporated ("NSI"); the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions; and the ability of the Company to manage its growth. These and other factors which may affect the Company's future business and results of operations are identified throughout this Annual Report on Form 10-K and in the prospectus issued in connection with the Company's February 1994 initial public offering of securities (Registration No. 33-72100), and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

     The Company is an independent contract manufacturer of electronic components, printed circuit board assemblies and completely assembled (box-build) electronic products. Included among the wide range of services the Company offers its customers are (1) automatic and manual assembly and testing of products, (2) material sourcing and procurement, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

     The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various marketplaces, particularly consumer electronics, gaming, fitness, industrial electronics, telecommunications, home appliances and automotive.

     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Las Vegas, Nevada; and Acuna, Mexico. The Company maintains materials sourcing offices in Elk Grove Village, Illinois and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama. In addition, the Company's 42.5% owned affiliate, SMT Unlimited L.P.
(SMTU), provides contract manufacturing services in Fremont, California.

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

     Manufacturing and Related Services. As its customers experience greater competition and shorter product life cycles in their respective industries, the Company has responded by expanding its prototype services. The Company also provides quick-turnaround, turnkey prototype services from dedicated resources located within the Company's Elk Grove Village facility and through SMTU, its affiliate that it makes available to customers which it believes will lead to significant orders.

     Materials Procurement. The Company is primarily a turnkey manufacturer and directly sources all, or a substantial portion, of the components necessary for its product assemblies, rather than receiving the raw materials from its customers on consignment. Material procurement includes the purchasing, management, storage and delivery of raw components required for the manufacture or assembly of a customer's product based upon the customer's orders. The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness, or as directed by its customers. Raw material used in the assembly and manufacture of printed circuit boards and electronic assemblies are generally available from several suppliers, unless restricted by the customer.

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

     The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a newer and more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers because it believes that SMT will not entirely eliminate the need for PTH technology. The Company believes that OEMs with products not limited by internal space constraints will continue to favor PTH over SMT. Through SMTU SigmaTron possesses ball grid array ("BGA") technology and fine pitch SMT, which is used for more complex circuit boards required to perform at higher speeds.

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

     Product Testing. The Company has the ability to perform both in-circuit and functional testing of its assemblies and finished products. In-circuit testing verifies that the correct components have been properly inserted and that the electrical circuits are complete. Functional testing determines if a
board or system assembly is performing to customer specifications.   The
Company provides X-ray laminography services through its affiliate SMTU. Generally, the Company either designs or procures test fixtures. The Company seeks to provide customers with highly sophisticated testing services that are at the forefront of current test technology.

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

MARKETS AND CUSTOMERS

     SigmaTron's customers are in the consumer electronics, gaming, industrial electronics, fitness, telecommunications, automotive and home appliance industries. As of April 30, 1998, the Company had approximately 125 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.


=================================================================================
                                                         PERCENT OF NET SALES
---------------------------------------------------------------------------------
                                  TYPICAL              FISCAL    FISCAL   FISCAL
MARKETS                       OEM APPLICATION           1996      1997     1998
---------------------------------------------------------------------------------
Consumer Electronics    Carbon monoxide detectors       37.7%     38.0%    37.9%
                        dart board games
---------------------------------------------------------------------------------
Gaming                  Slot machines,                  21.6      21.8     22.0
                        lighting displays
---------------------------------------------------------------------------------
Industrial Electronics  Blower motors, elevators        20.1      18.3     14.2
---------------------------------------------------------------------------------
Fitness                 Treadmills, exercise bikes      11.0      12.1     13.3
---------------------------------------------------------------------------------
Telecommunications      Pagers, microphones and          5.0       5.1      5.1
                        modems
---------------------------------------------------------------------------------
Appliances              Irons, toasters, ranges and
                        dryers                           3.2       2.1      5.1
---------------------------------------------------------------------------------
Automotive              Automobile interior lighting     1.4       2.6      2.4
---------------------------------------------------------------------------------
Total                                                   100%      100%     100%
=================================================================================

     For the fiscal year ended April 30, 1998, NSI and Life Fitness accounted for 29.4% and 13.3% respectively, of the Company's net sales. In fiscal 1997 NSI, Bally Gaming and Life Fitness accounted for 29.8%, 13.5% and 10.8%, respectively, of net sales. In addition, NSI, Bally Gaming and Life Fitness accounted for 28.2%, 15.0% and 10.4%, respectively, of the Company's net sales for the fiscal year ended April 30, 1996. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

     NSI is a leading U.S. manufacturer of residential carbon monoxide detection systems. The Company's agreement with NSI calls for the Company to function as the exclusive contract manufacturer for all models of NSI's proprietary carbon monoxide detectors on a turnkey basis through June 1998.
The Company has agreed that during the term of the agreement and for three months thereafter it will not produce carbon monoxide detectors for any other
customer.   Although there has been no written extension of the agreement, the parties continue to operate under its terms. The amount of sales to NSI beyond fiscal 1999 remains unclear and if the relationship is not continued it could significantly impact the Company's revenues and earnings. However, the Company expects that sales to NSI will continue to account for a significant percentage of the

Company's net sales in fiscal 1999. Sales to NSI are seasonal due to the nature of the product and the Company experiences stronger sales to NSI in the second and third fiscal quarters. The NSI market is an emerging market which could lead to volatility in NSI's forecast having the effect of causing the Company's revenues to fluctuate significantly on a seasonal basis.

SALES AND MARKETING

     The Company markets its services through 24 independent manufacturers' representative organizations, that currently employ approximately 75 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company. The members of the Company's senior management are actively involved in sales and marketing efforts. In addition, the Company attends trade shows related to its industry and its major customer industries.

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

     Standard Components is a maquiladora, which is the status afforded a corporation under a trade agreement between the United States of America and Mexico. The Company believes economic events affecting the Mexican economy and the implementation of NAFTA have not had a material effect on the Company or its financial position.

     In 1995 the Mexican Ministry of Finance and Public Credit (Hacienda) adopted rules which require arms length pricing for transactions between maquiladoras and their U.S. affiliated companies. The impact of these regulations requires Standard Components to allocate costs and profits on an arms length basis. Its operating results continue to be consolidated with the Company's financial results. The effect of the rules had an immaterial impact on the Company's consolidated results.

     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. Since the Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed, the devaluation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 1998 the Company funded approximately $8,160,000.

COMPETITION

     The electronic manufacturing services industry is highly competitive and subject to rapid change. Furthermore, both large and small companies compete in the industry, and many have significantly greater financial resources, more extensive business experience and greater marketing and production capabilities than the Company. Also, foreign companies, especially companies with production operations in the Far East, have substantially lower costs and thus are able to offer their services at lower prices. The significant competitive factors in this industry include price, quality, service, timeliness, reliability, the ability to source raw components, and manufacturing and technological capabilities. The Company believes it can competitively provide all of these services.

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

BACKLOG

     The Company's backlog as of April 30, 1998 was approximately $46,184,000. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 1998 backlog by the end of the 1999 fiscal year. Backlog as of April 30, 1997 totaled $38,108,380. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

     The Company employed approximately 1,700 people as of April 30, 1998, including 31 engaged in engineering, 1,554 in manufacturing and 115 in administrative and marketing functions.

     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2000. The Company's Mexican subsidiary has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2000.

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

     Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

===========================================================
      LOCATION         SQUARE FEET     SERVICES OFFERED
-----------------------------------------------------------
Elk Grove Village, IL    61,000     Corporate
                                    Headquarters, assembly
                                    and testing of PTH and
                                    SMT, box-build,
                                    prototyping
-----------------------------------------------------------
Acuna, Mexico            156,000    High volume assembly,
                                    and testing of PTH and
                                    SMT, box-build,
                                    transformers
-----------------------------------------------------------
Las Vegas, NV            33,360     Automatic insertion
                                    and cable assembly
-----------------------------------------------------------
Del Rio, TX              25,000     Warehouse, portion of
                                    which is bonded
-----------------------------------------------------------
Fremont, CA              24,030     High volume assembly
                                    and testing of both
                                    PTH and SMT and ball
                                    grid array ("BGA")
-----------------------------------------------------------
Taipei, Taiwan            2,900     Materials procurement,
                                    alternative sourcing
                                    assistance and quality
                                    control
-----------------------------------------------------------
Huntsville, AL              *       Just-in-time inventory
                                    management and delivery
===========================================================

*  There is no lease for this facility.   The Company has entered into a
service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

     The Company leases its executive offices and manufacturing facility in Elk Grove Village, Illinois from Circuit Systems, Inc. ("CSI"), a significant shareholder of the Company. The Company, through an agent, maintains the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities. In addition, the Company's affiliate, SMTU, leases the facility in Fremont, California. The Company has guaranteed lease payments of approximately $1.63 million for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guaranty.

ITEM 3.   LEGAL PROCEEDINGS

     To the Company's knowledge, there are no pending legal proceedings to which it is a party or to which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted to a vote of security holders in the fourth quarter of fiscal 1998.

ITEM 4.(A) EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                        AGE                       POSITION
----                        ---                       ---------
Gary R. Fairhead            46          President and Chief Executive Officer
                                        Gary R. Fairhead has been the President
                                        of the Company since January 1990.

Linda K. Blake              37          Chief Financial Officer, Vice President-
                                        Finance, Treasurer and Secretary
                                        Linda K. Blake is the Company's Vice
                                        President of Finance, Treasurer,
                                        Secretary and Chief Financial Officer
                                        and was Controller of the Company from
                                        June 1991 to February 1994.

Nunzio A. Truppa            60          Vice President -- Domestic Operations
                                        Nunzio A. Truppa has been Vice President
                                        -- Domestic Operations for the Company,
                                        or held equivalent management positions
                                        with the Company's predecessor, since
                                        January 1987.

Gregory A. Fairhead         42          Vice President Mexican Operations and
                                        Assistant Secretary
                                        Gregory A. Fairhead has been Vice
                                        President -- Mexican Operations for the
                                        Company since February 1990 and is
                                        Assistant Secretary.

John P. Sheehan             37          Vice President -- Director of Materials
                                        and Assistant Secretary
                                        John P. Sheehan has been Vice President
                                        --Director of Materials of the Company
                                        since April, 1990 and is Assistant
                                        Secretary.

--------------------------------------------------------------------------------

                                   PART II

--------------------------------------------------------------------------------


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 1997 and 1998.

                           Common Stock as Reported
                                  by Nasdaq


               Period            High       Low
               ------          ------  --------
               Fiscal 1998:
               Fourth Quarter  10-7/8     7-3/4
               Third Quarter   13-7/8     9-1/4
               Second Quarter  17-1/2    11-5/8
               First Quarter   17-1/8  11-57/64

               Fiscal 1997:
               Fourth Quarter  25-3/8        14
               Third Quarter   23-1/8    10-3/4
               Second Quarter  12-1/2     8-3/4
               First Quarter   17-1/2     7-1/2

     As of June 30, 1998, there were approximately 145 holders of record of the Company's common stock, which does not include shareholders whose stock is held through securities position listings.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                                             Years Ended April 30
                                     ---------------------------------------------------------------------
                                     1994             1995           1996           1997           1998
                                     ----             ----           ----           ----           ----
                                                     (In thousands except per share data)
Net Sales                             $36,690        $45,345        $69,558        $87,216        $85,651

Income before income tax
 expense                                2,389          3,032          3,752          5,161            837

Net Income                          (1) 1,862          1,891          2,367          3,255            526

Total Assets                           17,838         28,235         38,378         42,088         48,641

Long-term debt and capital
 lease obligations (including
 current maturities)                    4,716         12,763         16,528         18,593         20,975

Pro Forma Net income per
 common equivalent share
 (unaudited) - basic
 and assuming dilution              (2)  0.59              -              -              -              -

Net income per common and
 common equivalent share for
 the period from February 9,
 1994 to April 30, 1994 - basic
 and assuming dilution                  $0.04              -              -              -              -

Net income per common share-
 basic                                      -          $0.69          $0.86          $1.16          $0.18

Net income per common share-
 assuming dilution                          -          $0.69          $0.86          $1.11          $0.18

(1) Net income for the fiscal year 1994 reflects a charge of $527,000 for income tax expense. Income tax expense includes a charge of approximately $262,000 to recognize the initial effect of adopting Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (FAS No.
     109) and has been calculated based on earnings of the Company since February 8, 1994, the date of its reorganization from a limited partnership to a C-Corporation. Prior to the reorganization, income was passed through to the partners of SigmaTron L.P., who were responsible for any federal and state income taxes due.

(2) Pro-forma net income per share was determined assuming the reorganization from a limited partnership to a C-Corporation had occurred on May 1, 1993, resulting in the Company being a C- Corporation for tax purposes as of that date and to reflect the use of proceeds of the public offering to retire debt.

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

OVERVIEW

     The Company is an independent contract manufacturer of electronic components, printed circuit board assemblies, and box-build (completely assembled) electronic products. Included among the wide range of services the Company offers its customers are (1) automatic and manual assembly and testing of customer products, (2) material sourcing, procurement and control, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

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

     As a manufacturing company, the Company includes all fixed manufacturing overhead in cost of goods sold. The inclusion of fixed manufacturing overhead in cost of goods sold magnifies the fluctuations in gross profit margin percentages caused by fluctuations in net sales and capital expenditures. Specifically, fluctuations in the mix of consignment and turnkey contracts could have an effect on the cost of goods sold and the resulting gross profit as a percentage of net sales. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.
However, turnkey contracts typically have lower gross margins due to the large material content. Historically, more than 90% of the Company's sales have been from turnkey orders.

     In June 1995, the Company signed a three-year exclusive manufacturing agreement with NSI relating to the production of carbon monoxide detection systems. Sales to NSI have accounted for a significant percentage of the Company's net sales in fiscal 1996 through 1998. Although there has been no written extension of the agreement, the parties continue to operate under its terms, however, the Company expects sales to NSI will be significant in fiscal 1999. The amount of sales to NSI beyond fiscal 1999 remains unclear and if the relationship is not continued it could significantly impact the Company's revenues and earnings.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 1998 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 1997

     Net sales for fiscal 1998 were $85,650,598 compared to $87,216,343 for fiscal 1997. The 2% decrease in net sales was due to softer sales to some of the Company's key customers. NSI accounted for approximately $25,191,000 or 29.4% of the Company's fiscal 1998 net sales compared to $25,952,000 or 29.8% in fiscal 1997. Timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings and
the Company expects such fluctuations to continue.   In addition, the Company's
fourth and first quarters have historically been the weakest periods and the Company expects the first quarter of fiscal 1999 to be soft.

     Gross profit decreased to $8,456,834 in fiscal 1998 from $12,639,082 in fiscal 1997. Gross profit as a percent of net sales was 9.9% and 14.5% for fiscal 1998 and 1997, respectively. The decrease is partly due to the increase in the Company's overhead structure over the past 18 months and partly due to the lower sale volume. This expansion included increased manufacturing space, manufacturing personnel and equipment which was necessary in order to competitively position the Company for the future. The Company's short term objective is to increase sales to take advantage of the structure put in place, which may lead to a stronger fiscal 1999.

     Selling and administrative expenses decreased from $5,624,346 in fiscal 1998 to $5,961,184 in fiscal 1998. The decrease is due to a reduction in bonus accruals and a decrease in commission expense related to the lower sales volume. Selling and administrative expenses as a percent of net sales decreased for fiscal 1998 to 6.6% from 6.8% for fiscal 1997.

     Interest expense increased in fiscal 1998 to $1,898,488 from $1,836,967 in fiscal 1997. The overall increase was primarily due to the higher outstanding balance on the Company's line of credit due to the Companys increased working
capital requirements.   Interest expense as a percent of net sales increased
from 2.1% in fiscal 1997 to 2.2% in fiscal 1998.

     The Company recorded a $360,000 loss in investment and receivables for LC in fiscal 1998. LC distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. The Company owns approximately 12% of LC.

     Income tax expense decreased to $310,962 in fiscal 1998 from $1,905,584 in fiscal 1997. The effective tax rate for fiscal 1998 and 1997 was 37.2% and 36.9%, respectively.

     As a result of the foregoing, net income decreased to $525,892 in fiscal
1998 from $3,255,058 in fiscal 1997.   Basic earnings per share for the year
ended April 30, 1998 was $.18 compared to $1.16 in fiscal 1997. Diluted earnings per share for fiscal 1998 was $.18.

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

     As a result of the foregoing, net income increased 37.5% from $2,366,822 in fiscal 1996 to $3,255,058 in fiscal 1997. Basic earnings per share for the year ended April 30, 1997 was $1.16 compared to $ .86 in fiscal 1996. Diluted earnings per share for fiscal 1997 was $1.11 compared to $.86 in fiscal 1996.


QUARTERLY RESULTS AND SEASONALITY

     Historically, the Company's highest levels of sales are achieved in its second and third quarters. This is due to the seasonal nature of the business for several of the Company's customers. In particular, NSI's sales of carbon monoxide detectors generally coincide with the heating season, and several other customers have sales tied to the holidays. This trend has caused the Company to experience generally stronger second and third quarters in each fiscal year. However, regardless of seasonal fluctuations, there can be no assurance that the Company will be profitable in any particular quarter.

     The Company's results of operations have varied significantly and may continue to fluctuate from quarter to quarter. Operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, the volume of orders as related to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers and variations in the demand for products in the industries served by the Company. A significant portion of the Company's expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. The Company's customers generally require short delivery cycles. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of orders received during the quarter which can be difficult to forecast. In addition, variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellations of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future operating results.


LIQUIDITY AND CAPITAL RESOURCES:

     In fiscal 1998 the Company financed its growth and operations through cash flow generated from borrowings from its secured lender and cash provided by operations and a sale/leaseback transaction. The Company had working capital of $20,708,686 April 30, 1998 and $21,648,985 at April 30, 1997. This
represents a current ratio of 2.8 and 4.1 for the years ended April 30, 1998 and 1997, respectively.

     The Company has a credit arrangement in place which is comprised of a revolving loan facility and a term loan. Under the revolving loan facility, the Company may borrow certain percentages of the Company's accounts receivable and inventory, up to a maximum of $25.0 million. At April 30, 1998, based upon those percentages, there was approximately $2,334,000 of unused credit available under the revolving loan facility. Outstanding borrowings under the revolving loan facility bear interest at the Company's option of either the London Interbank Offered Rate ("LIBOR") plus 2.0% or the bank's prime rate of interest. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets of the Company. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth and net income. The revolving loan facility matures on September 30, 2000. The maximum amount which could be borrowed under the term loan was $111,108 which was the outstanding balance at April 30, 1998. The amount outstanding under the term loan is collateralized by some of the Company's machinery and equipment located in the United States and is payable in 60 monthly installments of approximately $13,890 plus accrued interest due December 1998. The outstanding principal under the term loan bears interest at the bank's prime rate of interest.

     To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, is approximately $8,160,000 for a typical 12 month period. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.

     The Company is a 42.5% limited partner in SMTU, a California limited partnership, based in Fremont, California. SMTU has negative working capital of approximately $2,557,000 at April 30, 1998, and an accumulated deficit of approximately $1,795,000. From the formation of SMTU in September 1994 until January 1995, SMTU had no sales. Since fiscal 1995, sales have increased so that SMTU was achieving operating income for the year ended April 30, 1998 . While the management of SMTU expects sales to increase further in 1999 and also expects these sales will lead to overall profitability, it is possible that management's efforts in this regard will not be successful. In January 1998, the Company entered into a guaranty agreement with SMTU's leader to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $500,000 plus interest and related costs associated with the enforcement of the guaranty. The Company has been indemnified by one of the limited partners for 50% of the obligation under this guaranty. The Company's investment and advances to and receivables from SMTU totaled approximately $4,169,000 at April 30, 1998, and has been classified as long -term assets in the Company's April 30, 1998 balance sheet. SMTU was eleven months delinquent in their equipment lease payments to the Company and therefore, due to the uncertainty surrounding the timing of collection of these future minimum rental, the Company has classified these equipment lease receivables as long-term at April 30, 1998. At April 30, 1998, SMTU was in violation of various covenants under its revolving line of credit. SMTU's management expects to be able to renegotiate these covenants to prevent noncompliance and to obtain waivers for all covenants violated in fiscal 1998.

     On August 1, 1995 the Company entered into a limited partnership agreement forming Lighting Components L.P. ("LC"). The Company owns approximately 12% of LC , which distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. At April 30, 1998 the Company had invested $280,000 in the venture. The initial investment, subordinated debentures, promissory notes, and accrued interest totaling approximately $335,000 are included in other long-term assets in the consolidated balance sheet as of April 30, 1998. In addition, the Company also has miscellaneous and trade receivables recorded in the consolidated balance sheet at April 30, 1998 from LC totaling approximately $491,000.

The Company's receivables from LC's are secured by a security interest in substantially all of LC's assets. At April 30, 1998, the assets recorded in the Company's balance sheet were written down by approximately $360,000 to net realizable value leaving approximately $466,000 of assets in the consolidated balance sheet at April 30, 1998.

     The Company has formed a committee of Executive Officers and others to examine Year 2000 compliance issues relating to the Company, and to plan for implementation of changes appropriate to insure compliance in a timely manner. The Company believes that its compliance with Year 2000 issues will not have material impact on its business, operations or financial condition.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended April 30, 1998 and 1997.

--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1998.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)(1) and (a)(2)

     The financial statements, including required supporting schedule, are listed in the index to Consolidated Financial Statements and Financial Schedule filed as part of the Form 10-K on Page F-1.

                              INDEX TO EXHIBITS

     (a)(3)

3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100 dated February 9, 1994.

3.2   By-laws of the Company, incorporated herein by reference to Exhibit
      3.2 to Registration Statement on Form S-1, File No. 33-72100 dated February 9, 1994.

10.1 Lease Agreement dated as of February 13, 1990 between the Company and CSI and amendments and addenda thereto - Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

*
10.2 401(K) Retirement Savings Plan of the Company - Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

*
10.3 Form of 1993 Stock Option Plan - Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

*
10.4  Form of Incentive Stock Option Agreement for the Company's 1993
      Stock Option Plan - Filed as Exhibit 10.5 to the Company's Registration Statement on Form S- 1 Reg. 33-72100 and hereby incorporated by reference.

*
10.5 Form of Non-Statutory Stock Option Agreement for the Company's 1993 stock Option Plan - Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

*
10.6 1994 Outside Directors Stock Option Plan - Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

10.7  The Company's 1997 Directors' Stock Option Plan - filed as Exhibit
      A to the Company's 1997 Proxy Statement filed on August 18, 1997 and hereby incorporated by reference.

10.8 Form of Director's Stock Option Agreement for the Company's 1997 Directors' Stock Option Plan and hereby incorporated by reference.

10.9 Organization Agreement between the Company and other Partners of SMT Unlimited L.P. dated September 15, 1994 - Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended April 30, 1995 and hereby incorporated by reference.

10.10 Agreement between SigmaTron International, Inc. and Nighthawk Systems, Incorporated dated July 9, 1995 - Filed as Exhibit 10.33 to the Company's Form

       10-Q for the quarter ended July 31, 1995 and hereby incorporated by reference.

10.11  Putnam Flexible 401(K) and Profit Sharing Plan Agreement #001 dated
       March 22, 1996 between SigmaTron International, Inc. and Putnam Defined Contribution Plans - Filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.

10.12  Amended and Restated Agreement between SigmaTron International, Inc.
       and Nighthawk Systems, Incorporated dated November 15, 1996 - filed as Exhibit 10.41 to the Company's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.13 Lease Agreement between SigmaTron International, Inc. and Industrias Irvin DeMexico S.A. dated January 15, 1997 and filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.14 Lease Agreement between SigmaTron International, Inc. and G E Capital dated July 14, 1997 and hereby incorporated by reference.

10.15 Lease Agreement # 97-054 between SigmaTron International, Inc. and International Financial Services dated June 6, 1997 and hereby incorporated by reference.

10.16 Lease Agreement # 97-087 between SigmaTron International, Inc. and International Financial Services dated June 26, 1997 and hereby incorporated by reference.

10.17 Lease Agreement # 97-097 between SigmaTron International, Inc. and International Financial Services dated August 11, 1997 and hereby incorporated by reference.

10.18 Lease Agreement # 97-185 between SigmaTron International, Inc. and International Financial Services dated December 22, 1997 and hereby incorporated by reference.

10.19 Lease Agreement # E002 between SigmaTron International, Inc. and G E Capital dated December 31, 1997 and hereby incorporated by reference.

10.20  Guaranty and Surety Agreement between SigmaTron International,
       Inc. and HSBC Business Loans Inc. dated January 31, 1998 and hereby incorporated by reference.

10.21 Lease Agreement # 98-10 between SigmaTron International, Inc. and International Financial Services dated February 2, 1998.

22.1 Subsidiaries of the Registrant - Filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1 Reg. 33-72100 and hereby incorporated by reference.

23.1   Consent of Ernst & Young LLP.

27.1   Financial Data Schedule (EDGAR only)


       *  Indicates management contract or compensatory plan.

       (b) No reports on Form 8-K were filed during the 1998 fiscal year.

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

                                    SigmaTron International, Inc.


                                 By: /s/ Gary R. Fairhead
                                    ---------------------------
                                    Gary R. Fairhead, President
                                    and Chief Executive Officer

                                 Dated:  July 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.



       Signature                           Title                         Date
       ---------                           -----                         ----
/s/ Franklin D. Sove     Chairman of the Board of Directors          July 22, 1998
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead     President and Chief Executive Officer       July 22, 1998
--------------------
Gary R. Fairhead

/s/ Linda K. Blake       Chief Financial Officer, Secretary and      July 22, 1998
------------------       Treasurer (Principal Financial Officer and
Linda K. Blake           Principal Accounting Officer)

/s/ D.S. Patel           Director                                    July 22, 1998
--------------
D.S. Patel

/s/ John P. Chen         Director                                    July 22, 1998
----------------
John P. Chen

/s/ Dilip S. Vyas        Director                                    July 22, 1998
-----------------
Dilip S. Vyas

/s/ William C. Mitchell  Director                                    July 22, 1998
-----------------------
William C. Mitchell

/s/ Thomas W. Rieck      Director                                    July 22, 1998
-------------------
Thomas W. Rieck

/s/ Steven Rothstein     Director                                    July 22, 1998
--------------------
Steven Rothstein