Form 10-K/A
SIGMATRON INTERNATIONAL INC
filed 1998-07-27
CIK 915358

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)

  X   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934.  For the fiscal year ended April 30, 1998

                                     or

  X   Transition Report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934.  For the transition period from __________to_______.


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ).
                ---

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

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          Not applicable

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA



                         SigmaTron International, Inc.

                       Consolidated Financial Statements




                                    Contents


Report of Independent Auditors............................. F-2

Consolidated Financial Statements

Consolidated Balance Sheets at April 30, 1998 and 1997..... F-3
Consolidated Statements of Income for the Years Ended
 April 30, 1998, 1997, and 1996............................ F-5
Consolidated Statements of Equity for the Years Ended
 April 30, 1998, 1997, and 1996............................ F-6
Consolidated Statements of Cash Flows for the Years Ended
 April 30, 1998, 1997, and 1996............................ F-7
Notes to Consolidated Financial Statements................. F-9

Schedule II
Valuation and Qualifying Accounts.........................  F-25







Financial statement schedules not listed above are omitted because they are not applicable or required.

The response to this item is included in Item 14(a) of this Report.

                         Report of Independent Auditors

The Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 1998 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc., at April 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             Ernst & Young LLP

Chicago, Illinois
June 19, 1998,
except for Note 16, as to which the date is July 1, 1998,
and Note 6, as to which the date is
July 14, 1998

                         SigmaTron International, Inc.

                          Consolidated Balance Sheets






                                                                 April 30
                                                            1998           1997
                                                     ---------------------------
Assets
Current assets:
   Cash                                              $   284,679     $  323,223
   Accounts receivable, less allowance for doubtful
   accounts of $80,000 at April 30, 1997              11,977,973      8,770,457
   Inventories                                        18,972,587     17,665,600
   Equipment lease receivables from SMTU                       -        892,435
   Prepaid expenses                                      418,464        225,780
   Refundable income taxes                                     -         98,666
   Deferred income taxes                                 218,788        231,245
   Other assets                                          331,461        512,206
                                                     ---------------------------
Total current assets                                  32,203,952     28,719,612

Machinery and equipment, net                          11,249,550     10,343,060

Due from SMTU:
   Investment and advances                               311,107        527,238
   Equipment lease receivables, less current portion   3,207,691      1,467,336
   Other receivables                                     650,695              -
                                                     ---------------------------
                                                       4,169,493      1,994,574

Other assets                                           1,018,211      1,031,193
                                                     ---------------------------
Total assets                                         $48,641,206    $42,088,439
                                                     ===========================

                                                              April 30
                                                         1998           1997
                                                    ---------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable - Banks                                $111,108       $166,668
   Notes payable - Related parties                             -         42,596
   Trade accounts payable                              6,751,886      3,244,537
   Trade accounts payable - Related parties              915,475        736,893
   Accrued expenses                                    1,575,434      1,680,721
   Income tax payable                                     60,025              -
   Capital lease obligations                           2,081,338      1,199,212
                                                     --------------------------
Total current liabilities                             11,495,266      7,070,627

Notes payable - Banks,  less current portion          15,177,695     14,714,943
Capital lease obligations, less current portion        3,604,793      2,469,372
Deferred income taxes                                    760,061        818,853
                                                     --------------------------
Total liabilities                                     31,037,815     25,073,795

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares
     authorized, none issued and outstanding                   -              -
   Common stock, $.01 par value; 6,000,000 shares
     authorized, 2,881,227 and 2,875,227 shares
     issued and outstanding at April 30, 1998 and
     1997, respectively                                   28,812         28,752
   Capital in excess of par value                      9,436,554      9,373,759
   Retained earnings                                   8,138,025      7,612,133
                                                    ---------------------------
Total stockholders' equity                            17,603,391     17,014,644
                                                    ---------------------------
Total liabilities and stockholders' equity           $48,641,206    $42,088,439
                                                    ===========================

See accompanying notes.

                         SigmaTron International, Inc.

                       Consolidated Statements of Income



                                                     Year ended April 30
                                           1998             1997              1996
                                        ------------------------------------------------
Net sales                                 $85,650,598      $87,216,343       $69,558,384
Cost of products sold                      77,193,764       74,577,261        59,416,086
                                        ------------------------------------------------
                                            8,456,834       12,639,082        10,142,298
Selling and administrative expenses         5,624,346        5,961,184         4,943,478
                                        ------------------------------------------------
Operating income                            2,832,488        6,677,898         5,198,820
Equity in net loss of SMTU                   (216,131)         (75,036)         (242,677)
Interest expense - Banks and
  capital lease obligations                (1,898,488)      (1,836,967)       (1,598,705)
Interest expense - Related parties               (523)          (9,961)          (31,533)
Interest income - SMTU and LC                 479,508          404,708           425,917
Loss on investment and receivables
  with LC                                    (360,000)               -                 -
                                        ------------------------------------------------

Income before income tax expense              836,854        5,160,642         3,751,822
Income tax expense                           (310,962)      (1,905,584)       (1,385,000)
                                        ------------------------------------------------
Net income                                $   525,892      $ 3,255,058       $ 2,366,822
                                        ================================================
Net income per common share - Basic       $       .18      $      1.11       $       .86
                                        ================================================
Net income per common share
   -Assuming dilution                     $       .18      $      1.11       $       .86
                                        =================================================

See accompanying notes.

                         SigmaTron International, Inc.

                       Consolidated Statements of Equity



                                                                    Capital
                                                                   in Excess                   Total
                            Preferred Stock       Common Stock       of Par     Retained   Stockholders'
                            Shares    Amount    Shares    Amount     Value      Earnings      Equity
                           -------------------------------------------------------------------------------
Balance at April 30, 1995         -        $-  2,737,500  $27,375  $8,384,089  $1,990,253    $10,401,717
 Net income                       -         -          -        -           -   2,366,822      2,366,822
                           -------------------------------------------------------------------------------
Balance at April 30, 1996         -         -  2,737,500   27,375   8,384,089   4,357,075     12,768,539
Issuance of common stock
   for exercise of options
   and warrants                   -         -    137,727    1,377     471,123           -        472,500
Net income                        -         -          -        -           -   3,255,058      3,255,058
Tax benefit from options
   and warrants exercised         -         -          -        -     518,547           -        518,547
                           -------------------------------------------------------------------------------
Balance at April 30, 1997         -         -  2,875,227   28,752   9,373,759   7,612,133     17,014,644
Issuance of common stock
   for exercise of options        -         -      6,000       60      41,940           -         42,000
Net income                        -         -          -        -           -     525,892        525,892
Tax benefit from options
   exercised                      -         -          -        -      20,855           -         20,855
                           -------------------------------------------------------------------------------
Balance at April 30, 1998         -        $-  2,881,227  $28,812  $9,436,554  $8,138,025    $17,603,391
                           ===============================================================================

See accompanying notes.

                        SigmaTron International, Inc.

                     Consolidated Statements of Cash Flows



                                                       Year ended April 30
                                                 1998         1997         1996
                                             ----------------------------------------
Operating activities
Net income                                    $     525,892  $ 3,255,058  $ 2,366,822
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
  Depreciation                                    1,262,297    1,047,262      766,467
  Equity in net loss of SMTU                        216,131       75,036      242,677
  Amortization                                       14,136       23,778       25,618
  Provision for doubtful accounts                   113,454            -      306,888
  Loss on investment and receivables with LC        360,000            -            -
  Deferred income taxes                             (46,335)     382,844      (57,509)
  Changes in operating assets and liabilities:
   Accounts receivable                           (3,400,970)   2,310,028   (3,410,538)
   Inventories                                   (1,306,987)  (2,811,550)  (5,567,159)
   Prepaid expenses                                (192,684)     (58,094)      40,823
   Other assets                                    (751,104)    (418,761)    (252,497)
   Trade accounts payable                         3,507,349   (2,881,853)   3,439,734
   Trade accounts payable
   Related parties                                  178,582      (57,417)      47,058
   Accrued expenses                                (105,287)     237,687      313,658
   Income taxes                                     179,546      353,645      201,009
                                             ----------------------------------------
Net cash provided by (used in) operating
 activities                                         554,020    1,457,663   (1,536,949)
Investing activities
Purchases of machinery and equipment               (934,692)  (2,950,725   (2,293,961)
Proceeds from the sale and leaseback of
 machinery                                        1,429,898            -            -
Proceeds from the sale of machinery and
 equipment                                                -            -       37,513
Proceeds from SMTU subleases                        196,895      424,412      378,367
Advances to SMTU                                          -     (100,000)     (50,000)
Proceeds from the sale of investment in SMTU              -          250            -
Notes receivable from SMTU                                -            -     (300,000)
                                             ----------------------------------------
Net cash provided by (used in) investing
 activities                                         692,101   (2,626,063)  (2,228,081)

                         SigmaTron International, Inc.

                                              Year ended April 30
                                       1998           1997          1996
                                   ------------------------------------------
Financing activities
Repayment of term loan and other
 notes payable                      $    (42,596)  $  (151,860)   $  (363,013)
Proceeds from exercise of stock
 options and warrants                     42,000       472,500              -
Net proceeds under line of credit        407,192     2,181,772      4,555,271
Net payments under capital lease
 obligations                          (1,691,261)   (1,013,289)      (427,228)
                                   -------------------------------------------
Net cash (used in) provided by
financing activities                  (1,284,665)    1,489,123      3,765,030
                                   -------------------------------------------
Change in cash                           (38,544)      320,723               -
Cash at beginning of period              323,223         2,500          2,500
                                   -------------------------------------------
Cash at end of period               $    284,679   $   323,223    $     2,500
                                   ===========================================
Supplementary disclosure of cash
 flow information:
 Cash paid for interest             $  1,900,073   $ 1,834,946    $ 1,602,494
                                   ===========================================
Cash paid for income taxes          $    177,750   $ 1,169,854    $ 1,241,500
                                   ===========================================
Acquisition of machinery and
 equipment financed under capital
 leases                             $  1,234,095   $  $840,429    $   432,437
                                   ===========================================

See accompanying notes.

                         SigmaTron International, Inc.

                   Notes to Consolidated Financial Statements


1.  Description of the Business

SigmaTron International, Inc. (the Company) was incorporated on November 16, 1993. The Company is an independent contract manufacturer of electronic components, printed circuit board assemblies, and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company, its wholly owned subsidiary, Standard Components de Mexico, S.A., and its affiliate, SMT Unlimited L.P. (SMTU), offer their customers are: (1) manual and automatic assembly and testing of products; (2) material sourcing, procurement, and control; (3) design, manufacturing, and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these services through an international network of facilities located in North America and the Far East.

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

                         SigmaTron International, Inc.

2.  Summary of Significant Accounting Policies (continued)

Machinery and Equipment

Machinery and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets which range from 3 to 15 years.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Fair Value of Financial Instruments

The Company's financial instruments include trade accounts receivable, long-term receivables, accounts payable, notes payable, capital lease obligations, and accrued expenses. The fair values of all financial instruments were not materially different from their carrying values.

Revenue Recognition

The Company recognizes revenue at the time goods are shipped.

Reclassifications

Certain reclassifications were made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

                         SigmaTron International, Inc.

3.  Inventories

Inventories consist of the following:



                            April 30
                       1998          1997
                   ---------------------------
Finished products    $3,292,442    $2,966,415
Work in process       1,887,517     1,079,985
Raw materials        13,792,628    13,619,200
                   --------------------------
                    $18,972,587   $17,665,600
                   ==========================

4.  Machinery and Equipment

Machinery and equipment consist of the following:


                                        April 30
                                   1998          1997
                              ----------------------------
Machinery and equipment          $7,225,671    $8,130,150
Office equipment                  1,090,763       896,408
Tools and dies                      123,251       123,251
Leasehold improvements            2,030,129     1,815,210
Equipment under capital lease     5,415,725     2,751,733
                              ----------------------------
                                 15,885,539    13,716,752
Less:  Accumulated
depreciation and
amortization, including
amortization of assets under
capital leases of $852,836
and $441,418 at April 30,
1998 and 1997, respectively       4,635,989     3,373,692
                              ----------------------------
                                $11,249,550   $10,343,060
                              ============================

                         SigmaTron International, Inc.

5.  Investment and Advances With SMTU

The Company's investment in SMTU consists of a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, in Fremont, California, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. During fiscal year 1995, the Company invested $49,500 in exchange for a 45% limited partnership interest in SMTU and $2,500 in SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU, in exchange for 50% of its capital stock. During fiscal year 1997, the Company sold 2.5% of its interest to a key employee of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company made advances to SMTU in exchange for subordinated debentures in the face amount of $100,000 and $50,000 in 1997 and 1996, respectively (none in 1998). In 1996, the Company also made advances to SMTU in exchange for promissory notes in the face amount of $300,000. These promissory notes were converted into subordinated debentures during 1997. Debentures totaling $650,000 outstanding at April 30, 1998, bear interest at 8%, and are to be repaid on December 31, 1999. The remaining $400,000 of these debentures bears interest at 12% and is to be repaid on December 31, 2001. The Company guarantees lease payments of approximately $1,633,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $816,500 for the guaranteed lease payments. SMTU pays the Company a $12,500 monthly administrative fee for administrative services. See also Note 12.

The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the losses in SMTU first as a reduction of the investment in SMTU and then as a reduction in the carrying value of the subordinated debentures.

In January 1998, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $500,000 plus interest and related costs associated with the enforcement of the guaranty. The Company may be released from its guaranty within 120 days of any fiscal year-end if SMTU attains $500,000 of net profit after partnership distributions and specific cash flow levels as defined in the agreement. The Company has been indemnified by one of the limited partners for 50% of the obligation under this guaranty.

The Company's investment and advances to and receivables from SMTU totalled approximately $4,169,000 at April 30, 1998, and no amount was recorded by the Company related to its guaranty of SMTU's revolving line of credit. SMTU has negative working capital of approximately $2,557,000 at April 30, 1998, and an accumulated

                         SigmaTron International, Inc.

5.  Investment and Advances With SMTU (continued)

deficit of approximately $1,795,000 at April 30, 1998. From the formation of SMTU in September 1994 until January 1995, SMTU had no sales. Since fiscal 1995, sales have increased so that SMTU was achieving operating income for the year ended April 30, 1998. While the management of SMTU expects sales to increase further in 1999 and also expects these sales will lead to overall profitability, it is possible that management's efforts in this regard will not be successful. At April 30, 1998, SMTU was in violation of various covenants under its revolving line of credit. SMTU's management expects to be able to renegotiate these covenants to prevent future noncompliance and to obtain waivers for all covenants violated in 1998.

6.  Notes Payable

Notes payable consist of the following:


                                                                   April 30
                                                           1998                1997
                                                       -----------------------------------
Banks:
 Revolving line of credit, interest payable monthly        $15,177,695         $14,603,835
 Term loan, interest payable monthly at prime
   (8.50% at April 30, 1998 and 1997), due December
   1, 1998                                                      11,108             277,776
                                                       -----------------------------------
                                                            15,288,803          14,881,611
Less:  Current portion                                         111,108             166,668
                                                       -----------------------------------
                                                           $15,177,695         $14,714,943
                                                       ===================================
Related Party:
 Subordinated, secured term loans, interest
  payable monthly at varying interest rates (9.25%
  to 9.77% at April 30, 1997), due at varying
  intervals through August 1, 1997                                  $-             $42,596
                                                       -----------------------------------
                                                                     -              42,596
Less:  Current portion                                               -              42,596
                                                       -----------------------------------
                                                                    $-             $     -
                                                       ===================================

The Company's credit facility included a revolving line-of-credit facility and a term loan. The Company's amended and restated loan and security agreement allow the maximum borrowing limit under the revolving line-of-credit agreement to be limited to the lesser of: (i) $25,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $8,000,000 or the amount of the inventory borrowing

                         SigmaTron International, Inc.

6.  Notes Payable
(continued)

base, as defined. Under the current terms, borrowings under the revolving line-of-credit bear interest at rates equal to the London Interbank Offered Rate (5.78% to 5.97% at April 30, 1998) plus 2% or at the prime rate (8.50% of April 30, 1998) at the option of the Company. At April 30, 1998, there was approximately $2,334,000 of unused credit available under the terms of the agreement. On July 14, 1998, the Company entered into an amendment to their loan and security agreement whereby the maturity date of the revolving line of credit was extended to September 30, 2000, and automatically renews from year to year thereafter, unless otherwise terminated at the option of the Company or the lender in writing with at least 90 days' notice.

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

Aggregate annual maturities of notes payable as of April 30, 1998, are as follows:


1999                                              $111,108
2000                                                     -
2001                                            15,117,695
                                              -------------
                                               $15,228,803
                                              =============

                         SigmanTron International, Inc.

7.  Accrued Expenses

Accrued expenses consist of the following:

                         April 30
                      1998        1997
                   ------------------------
Payroll            $1,174,290   $  403,902
Bonuses                50,000      792,031
Interest payable      112,939      114,002
Commissions           142,791      116,044
Professional fees      95,414      120,492
Other                       -      134,250
                   ------------------------
                   $1,575,434   $1,680,721
                   ========================

Bonuses represent discretionary management and other employee bonuses, of which $50,000 and $280,000 was accrued during the fourth quarter of 1998 and 1997, respectively.

8.  Related Party Transactions and Commitments

During the years ended April 30, 1998, 1997, and 1996, the Company was involved in transactions with Circuit Systems, Inc. (CSI), a shareholder of the Company. These transactions primarily involved the purchase of raw materials and the leasing of operating space. Purchases of raw materials were approximately $6,380,000, $6,895,000, and $4,755,000, for the years ended April 30, 1998,
1997, and 1996, respectively. The Company leases space in Elk Grove Village, Illinois, owned by CSI at a base rental of $33,500 per month, with an additional $7,000 per month for property taxes. The lease requires the Company to pay maintenance and utility expenses. The lease expires in February 2001 and contains an option to renew for an additional five-year period. Rent and property tax expense totaled approximately $486,000, $423,000, and $406,000 for the years ended April 30, 1998, 1997, and 1996, respectively.

At April 30, 1998 and 1997, the Company had non-interest-bearing receivables of approximately $190,000 and $205,000, respectively, for advances to a company in which an officer of the Company is an investor. The balance has been recorded as an other long-term asset at April 30, 1998.

                         SigmaTron International, Inc.

8.  Related Party Transactions and Commitments (continued)

During 1996, the Company invested $1,200 in exchange for a 12% limited partnership interest in Lighting Components, L.P. (LC) and invested $1,300 in Lighting Components, Inc., which is the general partner of LC, in exchange for 13% of its capital stock. At April 30, 1998, the Company had also made advances to LC in exchange for subordinated debentures and promissory notes totaling $280,000. Approximately $60,000 in subordinated debentures are due at various dates beginning on October 15, 2000, and approximately $220,000 of promissory notes are due on August 1, 2000. Both the subordinated debentures and promissory notes bear interest at 12% with interest payments beginning on August 1, 2000. The initial investment, subordinated debentures, promissory notes, and accrued interest totaling approximately $335,000 are included in other long-term assets in the accompanying balance sheet. In addition, the Company also has miscellaneous and trade receivables recorded in the accompanying balance sheet from LC at April 30, 1998, totaling approximately $491,000.

The Company's miscellaneous and trade receivables are secured by a security interest in substantially all of LC's assets. At April 30, 1998, the assets recorded in the Company's balance sheet were written down by approximately $360,000 to net realizable value leaving approximately $466,000 of assets in the accompanying balance sheet at April 30, 1998.

9.  Income Taxes

The income tax provision for the years ended April 30, 1998, 1997, and 1996, consists of the following:


                                                   1998       1997        1996
                                                -------------------------------------
Current:
  Federal                                         $292,536     $1,231,639  $1,249,173
  State                                             64,761        291,101     193,336
Deferred:
  Federal                                          (40,395)       333,761     (50,195)
  State                                             (5,940)        49,083      (7,314)
                                                -------------------------------------
                                                  $310,962     $1,905,584  $1,385,000
                                               ======================================

                         SigmaTron International, Inc.

9.  Income Taxes (continued)

The reasons for the differences between the income tax provision and the amounts computed by applying the statutory federal income tax rates to income before income taxes for the years ended April 30, 1998, 1997, and 1996, are as follows:


                                                  1998       1997        1996
                                                ---------------------------------
Income tax at statutory federal rate            $ 284,530  $1,754,618  $1,275,619
Effect of:
 State income taxes, net of federal tax
  benefit                                          38,663     238,421     187,591
 Other, net                                       (12,231)    (87,455)    (78,210)
                                                ---------------------------------
                                                $310,962  $1,905,584  $1,385,000
                                                =================================

Significant temporary differences which result in deferred tax assets and deferred tax liabilities at April 30, 1998 and 1997, are as follows:


                                       1998           1997
                                     --------------------------
Allowance for doubtful accounts         $      -      $ 31,200
Inventory obsolescence reserve           129,285       129,285
Accruals not currently deductible         75,856        68,128
Inventory                                 58,891        55,213
Other                                    (45,244)      (52,581)
                                     --------------------------
Net deferred tax asset                  $218,788      $231,245
                                     ==========================
Machinery and equipment                 $835,556      $694,261
Other                                   (75,495)       124,592
                                     --------------------------
Net deferred tax liability              $760,061      $818,853
                                     ==========================

10.  401(k) Retirement Savings Plan

The Company sponsors a 401(k) retirement savings plan which is available to all nonunion employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to the greater of 6% of the participant's compensation or $300. The Company contributed $32,904 and $34,554 to the plan during the fiscal years ended April 30, 1998 and 1997, respectively. The Company made no contributions to the plan for the fiscal year ended April 30, 1996; however, the Company paid total expenses of $13,500, $8,000 and $8,000 for the fiscal years ended April 30, 1998, 1997, and 1996, respectively, relating to costs associated with the Plan's administration.

                         SigmaTron International, Inc.

11.  Major Customers and Concentration of Credit Risks

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of uncollateralized accounts receivable.

For the year ended April 30, 1998, four customers accounted for 9%, 13%, 29%, and 9% of net sales of the Company, and 21%, 4%, 24%, and 11% of accounts receivable at April 30, 1998. For the year ended April 30, 1997, three customers accounted for 30%, 14%, and 11% of net sales of the Company, and 20%, 10%, and 4% of accounts receivable at April 30, 1997. For the year ended April 30, 1996, three customers accounted for 28%, 15%, and 10% of net sales of the Company, and 18%, 21%, and 3% of accounts receivable at April 30, 1996.

12.  Leases

The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 1998:


                                      Capital     Operating
                                      Leases      Leases
                                   ---------------------------
1999                                  $2,543,640     $970,328
2000                                   1,939,122      966,828
2001                                   1,290,794      892,854
2002                                     718,853      420,984
2003                                     119,250      216,984
Thereafter                                     -      392,076
                                   ---------------------------
                                       6,611,659   $3,860,054
                                                  ============
Less:  Amounts representing interest     925,528
                                   --------------
                                       5,686,131
Less:  Current portion                 2,081,338
                                   --------------
                                      $3,604,793
                                   ==============

The Company subleased the machinery and equipment relating to 11 of the above capital lease agreements to its affiliate, SMTU. These sublease agreements contain the same maturity dates as the original underlying lease agreements. The effective interest rates on these leases are approximately 2% higher than the effective interest rates (ranging from 7.850% to 10.57%) implicit in the original lease to cover various administrative expenses

                          SigmaTron International, Inc.

12.  Leases (continued)

of the Company. The equipment lease receivables are collateralized by the underlying machinery and equipment. Management believes the machinery and equipment would be readily usable in the Company's manufacturing operations if necessary.

Future minimum rentals to be received under subleases with SMTU with terms of one year or more are as follows:


                               1999                                  $1,899,124
                               2000                                     813,430
                               2001                                     350,901
                               2002                                     299,184
                               2003                                      47,628
                                                                   --------------
                                                                      3,410,267
                               Less:  Amounts representing interest     202,576
                                                                   --------------
                                                                     $3,207,691
                                                                   ==============

As a result of the uncertainty surrounding the timing of collection of these future minimum rentals, the Company has classified these equipment lease receivables as long-term at April 30, 1998.

Rent expense incurred under operating leases was $714,027, $557,456, and $560,756 for the years ended April 30, 1998, 1997, and 1996, respectively.

In July 1997, the Company refinanced some machinery and equipment under a sale/leaseback arrangement. The equipment was sold for approximately $1.4 million in cash. The Company has the option to purchase the equipment at the end of the lease term for $1. The transaction has been accounted for as a financing lease, wherein the property remains on the balance sheet and will continue to be depreciated, and a financing obligation equal to the proceeds has been recorded.

13.  Capital Stock

At April 30, 1998, authorized but unissued shares have been reserved for future issuance as follows:


                   Stock Option Plans                             698,500
                   Warrants                                        35,000
                                                               ------------
                                                                  733,500
                                                               ============

                         SigmaTron International, Inc.

14.  Warrants and Stock Options

On February 9, 1994, the Company sold warrants, for nominal consideration, to purchase up to an aggregate of 55,000, 25,000, and 70,000 shares of common stock to certain underwriters, consultants, and directors, respectively. All warrants are exercisable during the five-year period commencing: (i) in the case of the underwriters' warrants on February 9, 1994; (ii) in the case of the consultant's warrant on February 16, 1994, and (iii) in the case of the directors' warrants on August 9, 1994. All warrants will terminate on February 9, 1999, and have an exercise price of $8.40 per share which was equal to the fair market value of a share of the Company's common stock on the date of grant. As of April 30, 1998, 115,000 warrants have been exercised.

On February 8, 1994, the stockholders of the Company approved the formation of two stock option plans (Option Plans) under which certain members of management and outside nonmanagement directors may acquire up to 698,500 shares of common stock of the Company. The Option Plans are interpreted and administered by the Compensation Committee (the Committee). The maximum term of options granted under the Option Plans generally is ten years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant.

The Committee approved grants to certain members of the Company's management effective February 9, 1994, of options to purchase all of the 625,000 shares of common stock available under the management option plan at an exercise price equal to $7.00. Of the options granted to management, options to purchase up to 200,000 shares of common stock will vest at a rate of 20% each year following the date of grant, provided the optionee remains an employee of the Company. As of April 30, 1998 and 1997, management vested in options to purchase 160,000 and 120,000 shares, respectively. The remaining options to purchase up to 425,000 shares of common stock will vest only on the Company's attainment of certain earnings per share levels over the five fiscal years beginning with fiscal year 1995. None of these options became exercisable during fiscal year 1997 or 1996 as the earnings per share level goal was not met, and options to purchase 100,000 and 75,000 shares were forfeited in 1997 and 1996, respectively. On June 11, 1997, options to purchase up to 425,000 shares of common stock were canceled (225,000 of these options had been forfeited prior to April 30, 1998) and returned to the pool of ungranted options to be granted as service-based options at a date to be determined by the Committee. On July 1, 1997, 352,000 service-based options were granted at an exercise price equal to $12.25.

                         SigmaTron International, Inc.

14.  Warrants and Stock Options (continued)

The Company also has a stock option plan for the benefit of directors who are not salaried employees of the Company or full-time consultants to the Company. Seventy-three thousand five hundred shares of common stock were reserved for issuance upon exercise of such options. As of April 30, 1998, all options reserved for issuance under this plan have been granted. An option may be exercised at any time within ten years from the date of grant. On June 11, 1997, a new outside nonmanagement director option plan was adopted and later obtained shareholder approval to grant options to purchase up to 105,000 shares of common stock in a manner similar to the old plan. In September 1997, 35,000 options were granted under this new plan at an exercise price equal to $14.50.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

The Company's pro forma information follows:


                                          1998       1997        1996
                                        ----------------------------------
Net income                               $525,892  $3,255,058  $2,366,822
Pro forma net income                      302,389   3,167,740   2,308,772
Basic earnings per share                     $.18       $1.16        $.86
Pro forma basic earnings per share           $.10       $1.13        $.84

                         SigmaTron International, Inc.

14.  Warrants and Stock Options (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:


                                            1998     1997     1996
                                          ----------------------------
Expected dividend yield                         .0%      .0%      .0%
Expected stock price volatility              0.512    0.529    0.529
Risk-free interest rate                       6.31%    6.54%    6.54%
Weighted-average expected life of options  5 years  5 years  5  years

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

                         SigmaTron International, Inc.

14.  Warrants and Stock Options (continued)

A summary of the Company's stock option activity and related information for the years ended April 30 follows:



                                            1998                         1997                       1996
                               ---------------------------------------------------------------------------------------
                                            Weighted-Average             Weighted-Average            Weighted-Average
                                  Options    Exercise Price    Options    Exercise Price   Options    Exercise Price
                               ---------------------------------------------------------------------------------------
Outstanding - Beginning of year    374,500           $  7.13    549,000           $  7.06   599,500             $7.06
Granted                            387,000             12.45     24,500             10.25    24,500              6.81
Exercised                           (6,000)             7.00    (99,000)             7.64         -                 -
Forfeited                                -                 -   (100,000)             7.00   (75,000)             7.00
Canceled                          (200,000)             7.00          -                 -         -                 -
                               -------------                  -----------                  -----------
Outstanding - End of year          555,500             10.88    374,500              7.13   549,000              7.06
                               =============                  ===========                  ===========
Exercisable at end of year         163,500              8.89     94,500              7.50   129,000              7.24

Weighted-average fair value of
options granted during the
year                                                    6.47                         5.40                        3.59

Exercise prices for options outstanding as of April 30, 1998, ranged from $6.81 to $14.50 (352,000 of the options outstanding at April 30, 1998, have an exercise price of $12.25 with a remaining contractual life of 9.2 years, and 35,000 of the options outstanding at April 30, 1998, have an exercise price of $14.50 with a remaining contractual life of 9.4 years). The weighted-average remaining contractual life of all options outstanding at April 30, 1998, is 8.2 years.

                         SigmaTron International, Inc.

15.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                 1998            1997            1996
                              ----------------------------------------------
Net income available to
  common stockholders           $  525,892      $3,255,058       $2,366,822
                              ==============================================
Weighted average shares:
  Basic                          2,881,128       2,808,848        2,737,500
  Effect of dilutive
  warrants and stock
  options                           91,264         131,441                -
                              ----------------------------------------------
Diluted                          2,972,392       2,940,289        2,737,500
                              ==============================================
Basic earnings per share        $      .18      $     1.16       $      .86
                              ==============================================
Diluted earnings per share      $      .18      $     1.11       $      .86
                              ==============================================

Options to purchase 397,500 shares of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share for all or part of the year because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options and warrants to purchase 399,000 shares of common stock were outstanding during 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The 425,000 shares reserved for issuance under the management stock option plan in 1997 and 1996 were not considered common stock equivalents as the earnings per share goals were not reached.

16.  Subsequent Event

On July 1, 1998, the Committee approved grants of options to certain employees and members of the Company's management to purchase 52,000 shares of common stock at an exercise price equal to $7.375. These options will vest at a rate of 20% each year following the date of grant, provided the optionee remains an employee of the Company.

                         SigmaTron International, Inc.

                Schedule II - Valuation and Qualifying Accounts





                                 Balance at  Charges to   Charges to                Balance at
                                 Beginning    Costs and     Other                     End of
          Description            of Period    Expenses     Accounts   Deductions      Period
--------------------------------------------------------------------------------------------------
Year ended April 30, 1998:
 Reserves and allowance
  deducted from asset accounts:
    Allowance for doubtful accounts $ 80,000    $       -    $      -  $ 80,000 (1)      $      -
    Reserve for obsolete inventory   331,500            -           -            -        331,500

Year ended April 30, 1997:
 Reserves and allowance
  deducted from asset accounts:
    Allowance for doubtful accounts  492,126       80,000           -   492,126 (1)        80,000
    Reserve for obsolete inventory   411,500      (80,000)          -            -        331,500

Year ended April 30, 1996:
 Reserves and allowance
  deducted from asset accounts:
    Allowance for doubtful accounts  185,238      328,000           -       21,112        492,126
    Reserve for obsolete inventory   411,500            -           -            -        411,500

     (1) Uncollectible accounts written off.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SigmaTron International, Inc.


                                 By:    /s/ Gary R. Fairhead
                                        --------------------

                                    Gary R. Fairhead, President
                                    and Chief Executive Officer

                                 Dated:  July 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.



       Signature                           Title                         Date
       ---------                           -----                         ----
/s/ Franklin D. Sove     Chairman of the Board of Directors          July 27, 1998
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead     President and Chief Executive Officer       July 27, 1998
--------------------
Gary R. Fairhead

/s/ Linda K. Blake       Chief Financial Officer, Secretary and      July 27, 1998
------------------       Treasurer (Principal Financial Officer and
Linda K. Blake           Principal Accounting Officer)

/s/ D.S. Patel           Director                                    July 27, 1998
--------------
D.S. Patel

/s/ John P. Chen         Director                                    July 27, 1998
----------------
John P. Chen

/s/ Dilip S. Vyas        Director                                    July 27, 1998
-----------------
Dilip S. Vyas

/s/ William C. Mitchell  Director                                    July 27, 1998
-----------------------
William C. Mitchell

/s/ Thomas W. Rieck      Director                                    July 27, 1998
-------------------
Thomas W. Rieck

/s/ Steven Rothstein     Director                                    July 27, 1998
--------------------
Steven Rothstein