Form 10-Q
period 1998-07-31
SIGMATRON INTERNATIONAL INC
filed 1998-09-09
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 1998

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

On September 7, 1998, there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART 1.  FINANCIAL INFORMATION:                                               Page No.
                                                                              --------

  Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets--July 31, 1998
                    and April 30, 1998                                           3

               Condensed Consolidated Statements of Income--
                    Three Months Ended July 31, 1998 and 1997                    4

               Condensed Consolidated Statements of Cash Flows--Three Months
                    Ended July 31, 1998 and 1997                                 5

               Notes to Condensed Consolidated Financial Statements              6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                              7

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks           9


PART II. OTHER INFORMATION

  Item 5.  Other Information                                                    10

  Item 6.  Exhibits                                                             10

                        SigmaTron International, Inc.

                         Consolidated Balance Sheets


                                                                           July 31,        April 30,
                                                                             1998             1998
                                                                         -----------      -----------
                                                                         (Unaudited)
 ASSETS
Current assets:
  Cash                                                                   $    31,844      $   284,679
  Accounts receivable                                                     10,686,755       11,977,973
  Inventories                                                             19,376,486       18,972,587
  Prepaid expenses                                                           363,176          418,464
  Deferred incomes taxes                                                     218,788          218,788
  Other assets                                                               252,387          331,461
                                                                         -----------      -----------
  Total current assets                                                    30,929,436       32,203,952

  Machinery and equipment, net                                            11,363,129       11,249,550

Due from SMTU:
  Investment and advances                                                    280,116          311,107
  Equipment lease receivabes                                               3,368,011        3,207,691
  Other receivables                                                          917,658          650,695
                                                                         -----------      -----------
                                                                           4,565,785        4,169,493

  Other assets                                                             1,331,131        1,018,211
                                                                         -----------      -----------
  Total assets                                                           $48,189,481      $48,641,206
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Banks                                                       69,441          111,108
  Trade accounts payable                                                   7,379,792        6,751,886
  Trade accounts payable - Related parties                                   752,919          915,475
  Accrued expenses                                                         1,273,204        1,575,434
  Income tax payable                                                         121,242           60,025
  Capital lease obligations                                                2,215,517        2,081,338
                                                                         -----------      -----------
  Total current liabilities                                               11,812,115       11,495,266


  Notes payable - Banks, less current portion                             14,573,412       15,177,695
  Capital lease obligations, less current portion                          3,417,875        3,604,793
  Deferred income taxes                                                      760,061          760,061

Stockholders' equity:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                       --               --
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding                       28,812           28,812
    at July 31, 1998 and April 30,1998
  Capital in excess of par value                                           9,436,554        9,436,554
  Retained earnings                                                        8,160,652        8,138,025
                                                                         -----------      -----------
Total stockholders' equity                                                17,626,018       17,603,391

Total liabilities and stockholders' equity                               $48,189,481      $48,641,206
                                                                         ===========      ===========


See accompanying notes.

                         SigmaTron International, Inc.
                  Condensed Consolidated Statements of Income
                                  ( Unaudited)


                                                            THREE MONTHS        Three Months
                                                                ENDED               Ended
                                                            JULY 31, 1998       July 31, 1997
                                                            -------------       -------------
Net sales                                                     $18,527,432         $17,155,318
Cost of products sold                                          16,868,870          15,271,015
                                                            -------------       -------------
                                                                1,658,562           1,884,303

Selling and administrative expenses                             1,254,254           1,255,187
                                                            -------------       -------------
Operating income                                                  404,308             629,116

Equity in net (income) loss of affiliate                           30,989              (4,482)


Interest expense - banks and capital lease obligations            473,520             408,791
Interest expense - related party                                       --                 523
Interest income - related party                                  (137,954)            (96,328)
                                                            -------------       -------------
                                                                  335,566             312,986

Income before income taxes                                         37,753             320,612

Income taxes                                                       15,126             129,270
                                                            -------------       -------------
Net income                                                        $22,627            $191,342


Net income per common share - basic                                 $0.01               $0.07
                                                            =============       =============

Weighted average number of common
shares outstanding - basic                                      2,881,128           2,880,836
                                                            =============       =============

Net income per common share - diluted                               $0.01               $0.06
                                                            =============       =============
Weighted average number of common shares and
common equivalent shares outstanding - diluted                  2,895,527           2,984,601
                                                            =============       =============


See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                             THREE MONTHS ENDED JULY 31
                                                               1998              1997
                                                           ----------         ----------
OPERATING ACTIVITIES:
Net income                                                 $   22,627         $  191,342
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation                                             364,591            286,323
     Equity in net loss of affiliate                           30,989             (4,482)
     Amortization                                                   -              5,021
Changes in operating assets and liabilities:
     Provision for doubtful accounts                                -             45,000
     Accounts receivable                                    1,291,218         (2,162,639)
     Inventories                                             (403,899)        (1,369,754)
     Prepaid expenses                                          55,288            (20,345)
     Other assets                                            (500,807)          (584,512)
     Trade accounts payable                                   627,906          4,325,080
     Trade accounts payable - related parties                (162,556)           (59,078)
     Accrued expenses                                        (302,230)          (429,522)
     Income tax payable                                        61,217             25,603
                                                           ----------         ----------
   Net cash provided by operating activities                1,084,344            248,037

INVESTING ACTIVITIES:
     Purchases of machinery and equipment                    (168,697)          (200,922)
     Proceeds from sale and leaseback of machinery
      and equipment                                                 -          1,429,899
     Proceeds from affiliate subleases                              -            104,049
                                                           ----------         ----------
   Net cash used in investing activities                     (168,697)         1,333,026

FINANCING ACTIVITIES:
   Repayment of term loan and other notes payable                   -            (31,947)
   Net payments under capital lease obligations              (522,532)          (347,142)
   Issuance of common stock                                         -             42,000
   Net proceeds under  line of credit                        (645,950)        (1,470,025)
                                                           ----------         ----------
   Net cash provided by financing activities               (1,168,482)        (1,807,114)

   Change in cash                                            (252,835)          (226,051)
   Cash at beginning of period                                284,679            323,223
                                                           ----------         ----------
   Cash at end of period                                   $   31,844         $   97,172
                                                           ==========         ==========



   See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1998.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                              July 31,         April 30,
                                                1998             1998
                                            ------------     ------------
                       Finished products    $  2,687,282     $  3,292,442
                       Work-in-process         2,443,136        1,887,517
                       Raw materials          14,246,068       13,792,628
                                            ------------     ------------
                                            $ 19,376,486     $ 18,972,587
                                            ============     ============

NOTE C - FLOOD DAMAGE IN DEL RIO TEXAS AND ACUNA MEXICO

Del Rio Texas and Acuna Mexico were hit by a flash flood on Sunday August 23, 1998. Both towns experienced significant damage, including the Company's manufacturing and warehousing operations. Members of the Company's executive management team arrived in Del Rio on the morning of Tuesday August 25, 1998 to assist in the logistics of the recovery effort.

The Company's warehouse in Del Rio, Texas suffered significant damage to its raw material and finished goods inventory. Machinery and equipment and inventory at one of its three manufacturing locations in Acuna Mexico sustained severe damage and its manufacturing operations were entirely shut down on Monday August 24, 1998. The Company's management believes these losses relating to the damage are substantially covered by its general insurance, including its business interruption coverage. The Company intends to take the necessary short term steps to support its customers' requirements without suffering a significant financial impact in the long term.

On Tuesday August 25, 1998 the Company started manufacturing at approximately 50% of its prior production levels in Mexico. Management is evaluating its production alternatives, including utilizing its operations at other SigmaTron locations. The Company will utilize all of its available resources to ensure the rebuilding process is completed as soon as possible.

NOTE 5 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly report may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the extent of the damage to the facilities, the timing and cost of repairs to the damaged facilities, the receipt of adequate insurance coverage, and the availability and utilization of sufficient production alternatives, occasioned by the flood at the Company's Acuna, Mexico location; the Company's continuing dependence on certain major customers; the availability and cost of components; the anticipated seasonality of its business; the timing and rescheduling of customer orders for SigmaTron International, Inc. and SMT Unlimited and other risks and uncertainties set forth in the Company's periodic reports filed with the Security and Exchange Commission.

RESULTS OF OPERATIONS:

Net sales increased from $17,155,318 for the three month period ended July 31, 1997 to $18,527,432 for the three month period ended July 31, 1998. The Company's emphasis remains on attracting new customers and servicing new markets. While several of the markets the Company serves have remained slow it has seen signs of other markets starting to grow again. The timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings and the Company expects such fluctuations to continue. Historically, the Company's first and fourth quarters have been the weakest periods. The Company is expediting equipment and inventory to its operations which

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-con't

were hit by a flood in late August. The Company intends to support its customers and to use all resources available to complete the recovery process as soon as possible.

Gross profit decreased during the three month period ended July 31, 1998 to $1,658,562 from $1,884,303 for the same period of the prior fiscal year. The decrease in gross profit for the three months ended July 31, 1998 is due to a product mix which was largely composed of higher volume, lower margin products, and an increase in the Company's manufacturing structure. During the last several months the Company increased its manufacturing capacity, personnel and equipment capabilities. The expansion was completed in the fourth quarter of fiscal 1998.

Selling and administrative expenses remained constant at $1,254,254 or 6.8% of net sales for the three month period ended July 31, 1998 compared to $1,255,187 or 7.3% of net sales in the first quarter of fiscal 1998.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 1998 was $473,520 compared to $408,791 for the same period in the prior year. The increase is primarily attributable to a higher outstanding balance on the line of credit and interest expense associated with increased capital lease obligations.

As a result of the factors above net income decreased from $191,342 for the three month period ended July 31, 1997 to $22,627. Basic and diluted net earnings per share for the first fiscal quarter ended July, 1998 were $.01 compared to $.07 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of fiscal 1999 the Company financed its operations through cash provided by operations. The Company had working capital of $19,117,321 at July 31, 1998 and $21,015,799 at July 31, 1997, representing a current ratio of 2.6 and 2.8 for these periods, respectively.

To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, total approximately $1,378,000 for a typical 3 month period. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.

YEAR 2000:

The Year 2000 Y2K issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has formed a committee of Executive Officers and others to examine Year 2000 compliance issues relating to the Company, and to plan for the implementation of changes appropriate to insure compliance in a timely manner. As part of the plan, the Company has begun to contact third parties with which it has a material relationship to inquire into their compliance with Y2K. As a result of its internal review to date, and based upon the responses it has received from such third parties, while the Company has yet to determine precisely what costs will be incurred in connection with its Y2K compliance, the Company believes that its compliance with Year 2000 issues will not have a material impact on its business, operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS -

Not applicable

                          SIGMATRON INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                                  July 31, 1998


ITEM 5.    OTHER INFORMATION

The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Shareholder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. Section 2.6 of the Company's Bylaws provides that for business to be properly brought before a meeting by a stockholder, the stockholder must deliver written notice to, or mail such written notice so that it is received by, the secretary of the Company, at the principal executive offices of the Company, not less than one hundred and twenty (120) or more than one hundred and fifty (150) days prior to the first anniversary of the date of the Company's consent solicitation or proxy statement released to stockholders in connection with the previous year's election of directors or meeting of stockholders, except that if no annual meeting of stockholders or election by consent was held in the previous year or if the date of the annual meeting has been changed from the previous year's meeting, a proposal shall be received by the Company within ten
(10) days after the Company has "publicly disclosed" the date of the meeting in the manner specified in Article II, Section 2.3 of the Company's Bylaws. Given that the date of the 1999 Annual Meeting of Stockholders of the Company is expected to remain the third Friday in September, a stockholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act will be considered untimely unless appropriate notice is provided between March 17, 1999 and April 16, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.41 Lease Agreement between the Company and International Financial Services lease number 98-106 dated June 30, 1998.

           Exhibit 27 - Financial Data Schedule (EDGAR version only)

(b) No reports on Form 8-K were filed during the quarter ended July 31, 1998.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                            9/9/98
-----------------------------------------------           -----------------
Gary R. Fairhead                                          Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                              9/9/98
-----------------------------------------------           -----------------
Linda K. Blake                                            Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)