Form 10-K/A
period 1998-04-30
SIGMATRON INTERNATIONAL INC
filed 1998-10-19
CIK 915358

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2
(Mark One)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K (   ).
                ---

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

RISK FACTORS

Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Business," and elsewhere in this Report on Form 10-K, constitute forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following specific risk factors.

COMPANY EXPERIENCES VARIABLE OPERATING RESULTS

     The Company's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Consequently, results of operations in any period should not be considered indicative of the results for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

COMPANY'S CUSTOMER BASE IS CONCENTRATED

     The Company's customer base is concentrated. For the fiscal year ended April 30, 1998, two customers accounted for 29.4% and 13.3% of the Company's net sales, respectively. The loss of any such customer or a reduction in business levels could adversely affect the Company's results of operations.

VARIABILITY OF CUSTOMER REQUIREMENTS

     The timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customers' products, regulatory changes affecting customer industries, customer attempts to manage inventory, changes in the customers' manufacturing strategies and customers' technical problems or issues. Many of these factors are outside the control of the Company.

COMPANY MUST KEEP CURRENT WITH THE INDUSTRY'S TECHNOLOGICAL CHANGES

     The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company's business will depend in large part upon its customers' ability to maintain and enhance their technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

COMPANY HAS STEEP INDUSTRY COMPETITION

     The electronics manufacturing services industry is highly fragmented and characterized by intense competition. Many of the Company's competitors have substantially greater experience, as well as greater manufacturing, purchasing, marketing and financial resources than the Company.

FOREIGN OPERATION RISKS

     A substantial part of the Company's manufacturing operations is based in Mexico. Therefore, the Company's business and results of operations are dependent upon numerous factors, including the stability of the Mexican economy, the political climate in Mexico, prevailing worker wages, the legal authority of the Company to own and operate its business in Mexico and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico. The Company obtains many of its materials and components in Taipei and therefore, the Company's access to these materials and components is dependent on the continued success of these Asian suppliers. It is uncertain whether these suppliers will continue to be able to serve as a supplier to the Company.

RISK OF FLUCTUATION OF VARIOUS CURRENCIES INTEGRAL TO THE COMPANY'S OPERATIONS

     The Company purchases many of its materials and components in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company's operations and performance. These fluctuations are expected to continue.

SEASONALITY OF RESULTS

     The Company currently experiences seasonality in quarterly results, with stronger net sales and demand for its products and services historically in its second and third fiscal quarters.

AVAILABILITY OF RAW COMPONENTS MAY AFFECT OPERATIONS

     The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could adversely affect the Company's results of operations.

COMPANY IS DEPENDENT ON KEY PERSONNEL

     The Company depends significantly on its President and Chief Executive Officer, Gary R. Fairhead, and on other executive officers. The loss of the services of these key employees could have material adverse effect on the Company's business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company's contract manufacturing business will require that it attract, motivate, and retain additional skilled and experienced personnel.

FAVORABLE LABOR RELATIONS IS IMPORTANT

     The Company currently has labor contracts with certain of its employees. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company's business, substantially increase the Company's costs or otherwise adversely affect the Company's results of operations.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD SUBJECT COMPANY TO LIABILITY

     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production which could have a material adverse effect on the Company's results of operations.

VOLATILITY OF STOCK PRICE

     The price of the Company's Common Stock historically has experienced significant volatility due to fluctuations in the Company's revenue and earnings, other factors relating to the Company's operations, the market's changing expectations for the Company's growth, overall equity market conditions and other factors unrelated to the Company's operations. In addition, the limited float of the Company's Common Stock and the limited number of market makers also affect the volatility of the Company's Common Stock. Such fluctuations are expected to continue.

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

--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year or ended April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1998.

                             EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation paid by the Company for its fiscal years ended April 30, 1998, 1997 and 1996 to the Company's Chief Executive Officer and each executive officer of the Company whose total annual salary, bonus and other compensation for such year exceeded $100,000:

                                                   ANNUAL COMPENSATION
                                                 ------------------------    COMPENSATION     ALL OTHER
                                                 SALARY         BONUS          OPTIONS       COMPENSATION
     NAME AND PRINCIPAL POSITION                   ($)           ($)           (#) (5)         ($) (6)
     ---------------------------                 ------         -----        ------------    ------------
Gary R. Fairhead......................   1998    145,600      2,800(1)         90,000               300
President and Chief Executive Officer    1997    145,600    225,600(2)(4)       --                  300
                                         1996    145,600    205,600(3)(4)       --                   --

Gregory A. Fairhead...................   1998    127,017      2,350(1)         80,000               300
  Vice President and General             1997    119,950    124,700(2)(6)       --                  300
  Manager-Mexican Operations             1996    109,250     94,000(3)(4)       --                   --
  and Assistant Secretary

John P. Sheehan.......................   1998     93,548      1,731(1)         65,000               300
  Vice President-Director of Materials   1997     88,692     93,462(2)(4)       --                  300
  and Assistant Secretary                1996     81,700     77,900(3)(4)       --                   --

Linda K. Blake........................   1998     81,075      1,500(1)         60,000               300
  Chief Financial Officer, Vice          1997     76,500     63,000(2)(4)       --                  300
  President-Finance, Treasurer           1996     68,700     47,400(3)(4)       --                   --
  and Secretary

Nunzio A. Truppa......................   1998    105,398      1,950(1)         10,000           185,141
  Vice President-Domestic Operations     1997    101,400     23,900(2)(4)       --              208,578
                                         1996    101,400       --  (3)(4)       --              185,764

---------------
(1) Represents one week bonus paid to all SigmaTron employees (U.S.).

(2) Represents bonus earned in fiscal 1997 and paid in fiscal 1998.

(3) Represents bonus earned in fiscal 1996 and paid in fiscal 1996.

(4) Includes one week bonus paid twice a year to all SigmaTron employees (U.S.).

(5) These options were granted on July 1, 1997 and are exercisable in equal installments over a five year period commencing on July 1, 1998 and expire on June 30, 2007. These grants were issued in the last fiscal year in partial consideration for cancelled options held by the Named Executive Officers, which were originally issued in February 1994. See Option Repricing Table below. See chart below for exercisable and unexercisable options in last fiscal year.

(6) In fiscal year 1997, the Company began to match and contribute up to $300.00 per employee in the Company's 401-K Plan. In both fiscal years 1997 and 1998, the Company contributed $300.00 to the Company's 401-K Plan for each of the Named Executive Officers. In addition, Nunzio A. Truppa received commissions for sales made in each of the fiscal years 1996, 1997 and 1998.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth certain information with respect to each named executive officer of the Company concerning the exercise of options during the fiscal year ended April 30, 1998, as well as any unexercised options held as of the end of such fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                     NUMBER OF SHARES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTION
                                  SHARES                          OPTIONS AT FY-END(#)(1)         AT FY-END($)(1)
                               ACQUIRED ON          VALUE              EXERCISABLE/                EXERCISABLE/
           NAME                EXERCISE(#)       REALIZED($)           UNEXERCISABLE               UNEXERCISABLE
           ----                -----------       -----------      -----------------------      --------------------
Gary R. Fairhead...........       --                --                 46,500/86,250               51,671/25,835
Gregory A. Fairhead........       --                --                 44,500/78,250               51,671/25,835
John P. Sheehan............       --                --                 51,000/61,500               68,894/17,224
Linda K. Blake.............       6,000            52,140              14,000/50,000                3,626/3,626
Nunzio A. Truppa...........       --                --                  2,000/8,000                     0/0

---------------
(1) These options are service-based options. A portion of these options vest over a five-year period beginning in February 1995 and the remaining options vest over a five-year period beginning in July 1998.

     On June 11, 1997 the Company cancelled earnings based options which had not yet vested and which were held by the Named Executive Officers since February 9, 1994, the date of the Company's initial public offering of securities. On July 1, 1997 the Company issued to the named Executive Officers service based options. The following table includes information concerning the repriced options. This table should be read in conjunction with the Executive Compensation Table.

                             OPTION REPRICING TABLE

                                           SECURITIES
                                           UNDERLYING                                                             LENGTH OF ORIGINAL
                                           NUMBER OF      MARKET PRICE OF      EXERCISE PRICE                        OPTION TERM
                                            OPTIONS       STOCK AT TIME OF       AT TIME OF                       REMAINING AT DATE
                                          REPRICED OR       REPRICING OR        REPRICING OR      NEW EXERCISE     OF REPRICING OR
NAME                        DATE          AMENDED (#)      AMENDMENT ($)        AMENDMENT (S)       PRICE (S)         AMENDMENT
----                        ----          -----------     ----------------     --------------     ------------    ------------------
Gary R. Fairhead(1)     July 1, 1997        80,000           $12.25               $7.00               $12.25          7 yrs.

Gregory A. Fairhead(2)  July 1, 1997        45,000           $12.25               $7.00               $12.25          7 yrs.

John P. Sheehan(3)      July 1, 1997        45,000           $12.25               $7.00               $12.25          7 yrs.

Linda K. Blake(4)       July 1, 1997        30,000           $12.25               $7.00               $12.25          7 yrs.

(1) In connection with the Company's initial public offering of securities in 1994, Gary R. Fairhead received options to acquire up to 170,000 shares, which exercise was contingent upon the Company achieving certain earnings thresholds. As of April 30, 1997, none of the requisite earnings levels had been achieved. In June 1997, the 80,000 shares which had not yet been forfeited were cancelled, and were reissued as 90,000 service based options in July 1997.

(2) In connection with the Company's initial public offering of securities in 1994, Gregory A. Fairhead received options to acquire up to 95,625 shares, which exercise was contingent upon the Company achieving certain earnings thresholds. As of April 30, 1997, none of the requisite earnings levels had been achieved. In June 1997, the 45,000 shares which had not yet been forfeited were cancelled, and were reissued as 80,000 service based options in July 1997.

(3) In connection with the Company's initial public offering of securities in 1994, John P. Sheehan received options to acquire up to 96,625 shares, which exercise was contingent upon the Company achieving certain earnings thresholds. As of April 30, 1997, none of the requisite earnings levels had been achieved. In June 1997, the 45,000 shares which had not yet been forfeited were cancelled, and were reissued as 65,000 service based options in July 1997.

(4) In connection with the Company's initial public offering of securities in 1994, Linda K. Blake received options to acquire up to 63,750 shares, which exercise was contingent upon the Company achieving certain earnings thresholds. As of April 30, 1997, none of the requisite earnings levels had been achieved. In June 1997, the 30,000 shares which had not yet been forfeited were cancelled, and were reissued as 60,000 service based options in July 1997.

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

23.1   Consent of Ernst & Young LLP. (Previously Filed)

27.1   Financial Data Schedule (EDGAR only)

27.2   Financial Data Schedule (EDGAR only)

27.3   Financial Data Schedule (EDGAR only)

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