Form 10-Q
period 1998-10-31
SIGMATRON INTERNATIONAL INC
filed 1998-12-15
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 1998

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

On December 14, 1998, there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART 1.  FINANCIAL INFORMATION:

                                                                                              Page No.
                                                                                              --------
         Item 1.    Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets--October 31, 1998
                                    and April 30, 1998                                            3

                           Condensed Consolidated Statements of Income--
                                    Six Months Ended October 31, 1998 and 1997                    4

                            Condensed Consolidated Statements of Cash Flows--Six Months
                                    Ended October 31, 1998 and 1997                               5

                           Notes to Condensed Consolidated Financial Statements                   6

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         8

         Item 3.     Quantitative and Qualitative Disclosures About Market Risks                 10


PART II. OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders                         11


         Item 6.     Exhibits and Reports on Form 8-K                                            11


                          SIGMATRON INTERNATIONAL, INC.

                           Consolidated Balance Sheets


                                                               October 31,                 April 30,
                                                                  1998                       1998
                                                               ------------              -----------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash                                                         $     78,512             $    284,679
  Accounts receivable                                            15,790,427               11,977,973
  Inventories                                                    20,722,076               18,972,587
  Prepaid expenses                                                1,189,471                  418,464
  Deferred income taxes                                             218,788                  218,788
  Other assets                                                      393,046                  331,461
                                                               ------------              -----------
  Total current assets                                           38,392,320               32,203,952

  Machinery and equipment, net                                   11,424,186               11,249,550

Due from SMTU:
  Investment and advances                                           216,761                  311,107
  Equipment lease receivables                                     3,368,011                3,207,691
  Other receivables                                               1,074,781                  650,695
                                                               ------------              -----------
                                                                  4,659,553                4,169,493

  Other assets                                                    1,452,055                1,018,211
                                                               ------------              -----------

  Total assets                                                 $ 55,928,114              $48,641,206
                                                               ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - Banks                                             27,774                  111,108
   Trade accounts payable                                        11,767,940                6,751,886
   Trade accounts payable - Related Parties                         499,410                  915,475
   Accrued expenses                                               1,429,561                1,575,434
   Income tax payable                                               400,644                   60,025
   Capital lease obligations                                      2,200,484                2,081,338
                                                               ------------              -----------
   Total current liabilities                                     16,325,813               11,495,266

Notes payable - Banks , less current portion                     17,783,242               15,177,695
Capital lease obligations, less current portion                   3,014,447                3,604,793
Deferred income taxes                                               760,061                  760,061

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares
     authorized, none issued and outstanding                             --                       --
Common stock, $.01 par value; 6,000,000 shares
     authorized, 2,881,227 shares issued and out                     28,812                   28,812
     at October 31, 1998 and April 30, 1998
Capital in excess of par value                                    9,436,554                9,436,554
Retained earnings                                                 8,579,185                8,138,025
                                                               ------------              -----------

Total stockholders' equity                                       18,044,551               17,603,391

Total liabilities and stockholders' equity                     $ 55,928,114              $48,641,206
                                                               ============              ===========




See accompanying notes

                         SigmaTron International, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)





                                                         Three Months         Three Months       Six Months        Six Months
                                                             Ended               Ended              Ended             Ended
                                                       October 31, 1998     October 31, 1997    October 31 1998   October 31, 1997
                                                       ----------------     ----------------    ---------------   ----------------
Net sales                                                $23,036,784           $26,746,874        $41,564,216       $42,902,192
Cost of products sold                                     20,821,519            23,376,367         37,490,389        38,647,382
                                                         -----------           -----------        -----------       -----------
                                                           2,415,265             2,370,507          4,073,827         4,254,810

Selling and administrative expenses                        1,339,574             1,516,859         25,893,828         2,772,046
                                                         -----------           -----------        -----------       -----------

Operating income                                           1,075,691               853,648          1,479,999         1,482,764

Equity in net loss of affiliate                               69,957                15,904             94,346            11,422

Interest expense - banks and capital lease obligations       477,588               504,612            551,108           913,403
Interest expense - related party                                --                    --                 --                 523
Interest income - related party                             (162,819)             (117,452)          (300,773)         (213,780)
                                                         -----------           -----------        -----------       -----------
                                                             314,769               387,160            650,335           700,146

Income before income taxes                                   697,666               450,584            735,318           771,196

Income taxes                                                 279,032               180,234            294,158           309,504
                                                         -----------           -----------        -----------       -----------

Net income                                               $   418,533               270,350            441,160       $   461,692
                                                         ===========           ===========        ===========       ===========

Net income per common share - basic                      $      0.15           $      0.09        $      0.15       $      0.16
                                                         ===========           ===========        ===========       ===========

Weighted average number of common
shares outstanding - basic                                 2,881,227             2,881,227          2,881,227         2,881,227
                                                         ===========           ===========        ===========       ===========

Net income per common share - diluted                    $      0.15           $      0.09        $      0.15       $      0.15
                                                         ===========           ===========        ===========       ===========

Weighted average number of common shares and
common equivalent shares outstanding - diluted             2,881,227             3,028,099          2,881,227         3,029,980
                                                         ===========           ===========        ===========       ===========



See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                                             SIX MONTHS ENDED OCTOBER 31,
                                                                                1998            1997
                                                                             -----------    -----------
OPERATING ACTIVITIES:
Net income                                                                   $   441,160    $   461,692
Adjustments to reconcile net income
to net cash (used in) operating activities:
   Depreciation                                                                  696,218        604,709
   Equity in net loss of affiliate                                                94,346         11,422
   Amortization                                                                     --           10,942
  Provision for doubtful accounts                                                   --           90,000

Changes in operating assets and liabilities:
   Accounts receivable                                                        (3,812,454)    (7,404,496)
   Inventories                                                                (1,749,489          9,929
   Prepaid expenses                                                             (771,007)      (209,162)
   Other assets                                                                 (919,515)    (1,309,415)
   Trade accounts payable                                                      5,016,054      4,233,585
   Trade accounts payable - related parties                                     (416,065)      (297,744)
   Accrued expenses                                                             (145,873)        46,118
   Income tax payable                                                            340,619         33,086
                                                                             -----------    -----------

 Net cash(used in) operating activities                                       (1,226,006)    (3,719,334)

INVESTING ACTIVITIES:
   Purchases of machinery and equipment                                         (430,381)      (528,046)
   Proceeds from sale and leaseback of machinery
    and equipment                                                                  --        (1,429,899)
   Proceeds from affiliate subleases                                               --           263,999

 Net cash used in investing activities                                          (430,381)     1,165,852


FINANCING ACTIVITIES:
   Repayment of term loan and other notes payable                                  --           (42,596)
   Net payments under capital lease obligations                               (1,071,993)      (712,988)
   Issuance of common stock                                                        --            42,000
   Net proceeds under line of credit                                           2,522,213      3,136,506
                                                                             -----------    -----------

   Net cash provided by financing activities                                   1,450,220      2,422,922

   Change in cash                                                               (206,167)      (130,560)
   Cash at beginning of period                                                   284,679        323,223
                                                                             -----------    -----------

   Cash at end of period                                                     $    78,512    $   192,663
                                                                             ===========    ===========



See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1998.

NOTE B -- INVENTORIES

The components of inventory consist of the following:



                        October 31,       April 30,
                           1998              1998
                        -----------       -----------
 Finished products      $ 2,721,300       $ 3,292,442

 Work-in-process          1,284,743         1,887,517
 Raw materials           16,716,033        13,792,628
                        -----------       -----------
                        $20,722,076       $18,972,587
                        ===========       ===========


NOTE C -- FLOOD DAMAGE IN DEL RIO, TEXAS AND ACUNA, MEXICO

In late August the Company's warehousing operation in Del Rio, Texas and one of its manufacturing operations in Acuna, Mexico were significantly damaged by a flash flood. The Company has expedited replacement machinery and equipment and inventory to its damaged facilities. The Company has made significant progress in its recovery from the flash flood. Most of the damaged equipment used in the manufacturing process was replaced with new or upgraded equipment. The manufacturing operation in Acuna is running at pre-flood levels and all raw material issues have been resolved.

The Company's management believes the losses related to the flood damage are substantially covered by its general insurance, including business interruption coverage. The results for the quarter ended October 31, 1998 include expenses and a reduction in revenues that management believes will be covered by insurance. However, in the interest of being conservative, nothing will be recorded until the loss is settled with the insurance companies. The Company believes the final settlement will not have a negative impact on the income statement or balance sheet. The Company will continue to work closely with its insurance adjusters and insurance companies.

NOTE D -- EQUIPMENT LEASE - SUBSEQUENT EVENT

In November 1998, the Company entered into a financing agreement to lease approximately $1,091,000 of machinery and equipment. The lease has a term of three years and requires monthly payments of $34,024. The Company has the option to purchase the machinery and equipment at the end of the lease for $1.

NOTE E -- SMT UNLIMITED AND LIGHTING COMPONENTS

The Company has amounts due from SMT Unlimited and Lighting Components of $4,442,792 and $676,288 respectively, at October 31, 1998. The Company has an equity interest of 42.5% and 12% in SMT Unlimited and Lighting Components, respectively.

At April 30, 1998 the Company recorded a write down of $360,000 related to the investment in Lighting Components. To date the Company has not recorded any additional losses on the past due amounts owed by Lighting Components. Management does not believe any additional losses should be recorded at October 31, 1998. However, if Lighting Components fails to make progress and management believes the past due amounts are not recoverable at the end of fiscal year 1999 the Company may recognize additional losses.

While management of SMT Unlimited expects sales to increase in fiscal 1999 and also expects these sales will lead to overall profitability, it is possible management's efforts will not be successful. At fiscal year end, April 30, 1999 the Company will review SMT Unlimited's progress and determine if the amounts past due are recoverable.

NOTE 5 -- EARNINGS PER SHARE

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE: To the extent any statements in this quarterly report may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the extent of the damage to the Company's facilities in Texas and Mexico, the timing and cost of repairs to the damaged facilities, the receipt of adequate insurance coverage, and the availability and utilization of sufficient production alternatives, occasioned by the flood at the Company's Acuna, Mexico location; the Company's continuing dependence on certain major customers; the availability and cost of components; the anticipated seasonality of its business; the timing and rescheduling of customer orders for SigmaTron International, Inc. and SMT Unlimited and other risks and uncertainties set forth in the Company's periodic reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:

Net sales decreased for the three month period ended October 31, 1998 to $23,036,784 from $25,746,874 for the three month period ended October 31, 1997. The Company has continued to expedite equipment and inventory to its Texas and Mexico facilities which were hit by a flood in late August. The Company's damaged operations were primarily operating at pre-flood levels by the end of the second fiscal quarter of 1999. However, the results for the quarter ended October 31, 1998 include expenses and a reduction in revenues related to the flood that management believes will be covered by insurance. During the first six months of fiscal 1999 net sales decreased to $41,564,216 from $42,902,192 compared to the same period in the prior year. Historically, the Company's first and fourth quarters have been the weakest periods. The timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings and the Company expects such fluctuations to continue.

Gross profit increased during the three month period ended October 31, 1998 to $2,415,265, or 10.5% of net sales, compared to $2,370,507 for the same period of the prior fiscal year. For the six month period ended October 31, 1998, gross profit decreased from $4,254,810, or 9.9% of net sales, to $4,073,827 or 9.8% of net sales. The variation in gross profit for the six months ended October 31, 1998 is primarily related to product mix.

Selling and administrative expenses decreased to $1,339,574 or 5.8% of net sales for the three month period ended October 31, 1998 compared to $1,516,859 or 5.9% of net sales in the second quarter of fiscal 1998. Selling and administrative expense for the six month period ended October 31, 1998 decreased as a percent of net sales to 6.2% from 6.5% for the same

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

period in the prior fiscal year. This decrease is due to a reduction in other professional fees and commission expense.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 1998 was $477,588 compared to $504,612 for the same period in the prior year. The decrease is primarily attributable to a lower outstanding balance on the line of credit. For the six month period ended October 31, 1998 interest expense for bank and capital lease obligations increased to $951,108 compared to $913,403 for the same period in fiscal 1998. This increase was attributable to a higher outstanding balance on the line of credit and interest expense for increased capital lease obligations.

As a result of the factors above, net income increased to $418,533 for the three month period ended October 31, 1998 from $270,350 for the same period in the prior year. Basic earnings per share for the second fiscal quarter of 1999 were $0.15 compared to $0.09 for the same period in the prior year. For the first six months of fiscal 1999 net income decreased to $441,160 compared to $461,692 for the same period in the prior year. Basic earnings per share for the six month period ended October 31, 1998 were $0.15 compared to $0.16 for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended October 31, 1998 the primary source of liquidity was cash provided by borrowings from the Company's secured lender and net income from operations. The net cash used in operations was $1,226,006 for the six months ended October 31, 1998 compared to net cash used for operations of $3,719,334 for the same period in the prior year.

Net cash provided by financing activities was $1,450,220 for the six month period ended October 31, 1998 compared to $2,422,922 in the prior year. Net proceeds under the line of credit decreased to $2,522,233 for the six months ended October 31, 1998 from $3,136,506 for the six months ended October 31, 1997.

To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, total approximately $3,300,000 for a typical six month period. The Company provides funding in U.S. dollars, which are exchanged to pesos as needed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

YEAR 2000 COMPLIANCE:

The Company has formed a committee of executive officers and others to examine Year 2000 compliance issues. The scope of the program is focused on the Company's primary business applications. The Company is in the process of executing a strategy to evaluate and enhance its information technology systems. In addition, the Company is reviewing other systems including production equipment, to determine possible risk. Based on assurances received to date provided by vendors, the Company does not believe significant modifications to production equipment or information systems will be required. However, the Company cannot verify assurances it has been provided by third parties.

The Company has implemented a review process to ensure that the delivery of raw material and services will not be disrupted due to non-compliance by a key third party supplier. Initial communication with these suppliers have been favorable. However, non-compliance by any key supplier could have an adverse effect on the Company and its results of operations or financial condition.

In addition, the Company cannot anticipate if a significant portion of its key customers will be Year 2000 compliant. The Company's customers inability to process timely payments could have an adverse effect on the Company's cash flow and liquidity.

Based on its internal review the Company does not anticipate that current or future costs related to the Year 2000 issue will have a material impact on its financial condition. The Company intends to develop a contingency plan which will be implemented in the event of any problems.

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS -

Not applicable

                           PART II - OTHER INFORMATION

                                October 31, 1998


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 1998, the Company held its 1998 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2001 Annual Meeting of Stockholders: John P. Chen and D.S. Patel. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

         Nominee               For         Against      Abstained
         -------               ---         -------      ---------

        John P. Chen        2,762,868       52,020        --
        D.S. Patel          2,762,868       52,020        --

The stockholders also voted to approve the ratification of the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year April 30, 1999. 2,783,423 shares were cast for such selection, 16,300 shares were cast against such selection, and 15,165 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule (EDGAR version only)

(b)      No reports on Form 8-K were filed during the quarter ended October 31,
         1998

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                              12/15/98
-------------------------------------------------           --------------------
Gary R. Fairhead                                            Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                                12/15/98
-------------------------------------------------           --------------------
Linda K. Blake                                              Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)