Form 10-Q
period 1999-01-31
SIGMATRON INTERNATIONAL INC
filed 1999-03-12
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 1999

                         Commission File Number 0-23248


                          SigmaTron International, Inc.
-------------------------------------------------------------------------------
            (Exact Name of Registrant, as Specified in its Charter)

                      Delaware                                 36-3918470
-------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation               (I.R.S. Employer
or Organization)                                         Identification Number)

2201 Landmeier Road, Elk Grove Village, Illinois 60007
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (847) 956-8000

                                    No Change
-------------------------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last Reports)



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

On March 12, 1999 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART 1.  FINANCIAL INFORMATION:                                       Page No.
                                                                      --------
  Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets--January 31, 1999
                 and April 30, 1998                                       3

             Condensed Consolidated Statements of Income--
                 Nine Months Ended January 31, 1999 and 1998              4

             Condensed Consolidated Statements of Cash Flows--
                 Nine Months Ended January 31, 1999 and 1998              5

             Notes to Condensed Consolidated Financial Statements         6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

  Item 3. Quantitative and Qualitative Disclosures About Market Risks    11


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               12

                         SIGMATRON INTERNATIONAL, INC.

                          Consolidated Balance Sheets

                                                JANUARY 31       April 30,
                                                   1999            1998
                                                -----------     -----------
                                                (Unaudited)
ASSETS
Current assets:
  Cash                                          $    46,426     $   284,679
  Accounts receivable                            21,447,645      11,977,973
  Inventories                                    19,513,315      18,972,587
  Prepaid expenses                                1,170,279         418,464
  Deferred incomes taxes                            218,788         218,788
  Other assets                                    2,391,107         331,461
                                                -----------     -----------
  Total current assets                           44,787,560      32,203,952

  Machinery and equipment, net                   13,270,880      11,249,550


Due from SMTU:
  Investment and advances                           221,172         311,107
  Equipment lease receivable                      3,368,011       3,207,691
  Other receivable                                1,322,478         650,695
                                                -----------     -----------
                                                  4,911,661       4,169,493

  Other assets                                    1,133,489       1,018,211
                                                -----------     -----------

  Total assets                                  $64,103,590     $48,641,206
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                     690,865         111,108
  Trade accounts payable                         14,518,291       6,751,886
  Trade accounts payable - Related parties          267,079         915,475
  Accrued expenses                                1,399,755       1,575,434
  Income tax payable                                563,125          60,025
  Capital lease obligations                       2,354,033       2,081,338
                                                -----------     -----------
  Total current liabilities                      19,793,148      11,495,266


  Notes payable - Banks, less current portion    21,955,062      15,177,695
  Capital lease obligations, less
    current portion                               3,307,091       3,604,793
  Deferred income taxes                             760,061         760,061

Stockholders' equity:
  Preferred stock, $.01 par value;
    500,000 shares authorized, none issued
    and outstanding                                       -               -
  Common stock, $.01 par value; 6,000,000
    shares authorized, 2,881,227 shares
    issued and outstanding                           28,812          28,812
    at January 31, 1999 and April 30, 1998
  Capital in excess of par value                  9,436,554       9,436,554
  Retained earnings                               8,822,862       8,138,025
                                                -----------     -----------
Total stockholders' equity                       18,288,228      17,603,391

Total liabilities and stockholders' equity      $64,103,590     $48,641,206
                                                ===========     ===========


See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                        THREE MONTHS        Three Months        NINE MONTHS       Nine Months
                                                             ENDED              Ended              ENDED             Ended
                                                       JANUARY 31, 1999   January 31, 1998   JANUARY 31, 1999   January 31, 1998
                                                       ----------------   ----------------   ----------------   ----------------
Net sales                                                $  23,019,878      $  22,632,041      $  64,584,094      $  65,534,233
Cost of products sold                                       21,171,334         20,740,001         58,661,723         59,387,383
                                                         -------------      -------------      -------------      -------------
                                                             1,848,544          1,892,040          5,922,371          6,146,850

Selling and administrative expenses                          1,484,456          1,367,459          4,078,296          4,139,505
                                                         -------------      -------------      -------------      -------------

Operating income                                               364,088            524,581          1,844,075          2,007,345

Equity in net loss (income) of affiliate                        (4,404)           131,004             89,935            142,426


Interest expense - banks and capital lease obligations         547,401            514,788          1,498,509          1,428,191
Interest expense - related party                                     -                  -                  -                523
Interest income - related party                               (148,094)          (138,891)          (448,836)          (352,671)
Gain on flood proceeds                                        (436,948)                 -           (436,948)                 -
                                                         -------------      -------------      -------------      -------------
                                                               (37,641)           375,897            612,725          1,076,043

Income before income taxes                                     406,133             17,680          1,141,415            788,876

Income taxes                                                   162,456              7,072            456,578            316,576
                                                         -------------      -------------      -------------      -------------
Net income                                               $     243,677      $      10,608      $     684,837      $     472,300
                                                         =============      =============      =============      =============

Net income per common share - basic                      $        0.08      $        0.00      $        0.24      $        0.16
                                                         =============      =============      =============      =============

Weighted average number of common
shares outstanding - basic                                   2,881,227          2,881,227          2,881,227          2,881,097
                                                         =============      =============      =============      =============

Net income per common share - diluted                    $        0.08      $        0.00      $        0.24      $        0.16
                                                         =============      =============      =============      =============

Weighted average number of common shares and
common equivalent shares outstanding - diluted               2,881,227          2,951,210          2,881,227          2,987,930
                                                         =============      =============      =============      =============



See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

                                               NINE MONTHS ENDED JANUARY 31,

                                                    1999            1998
                                               ------------     ------------
OPERATING ACTIVITIES:
Net income                                     $    684,837     $    472,300
Adjustments to reconcile net income
to net cash (used in) operating activities:
   Depreciation                                   1,116,472          917,194
   Equity in net loss of affiliate                   89,935          142,426
   Amortization                                           -           14,136
   Provision for doubtful accounts                  250,000          130,502
   Write-off or uncollectable accounts                    -         (195,502)
Changes in operating assets and liabilities:
   Accounts receivable                           (9,719,674)      (5,832,863)
   Inventories                                     (688,793)         328,809
   Prepaid expenses                                (751,815)        (164,456)
   Other assets                                  (2,846,705)        (538,806)
   Trade accounts payable                         7,766,405        4,343,304
   Trade accounts payable - related parties        (648,396)        (441,630)
   Accrued expenses                                (175,679)        (342,603)
   Income tax payable                               503,100           40,159
                                               ------------     ------------
 Net cash (used in) operating activities         (4,420,313)      (1,127,030)

INVESTING ACTIVITIES:
   Purchase of machinery and equipment           (2,021,098)        (797,246)
   Proceeds from sale and leaseback of
     machinery and equipment                              -        1,429,899
   Proceeds from affiliate subleases                      -          263,999
   Proceeds from insurance advances               5,500,000                -
   Proceeds from gain on insurance                  563,318                -
                                               ------------     ------------
 Net cash provided by investing activities        4,042,220          896,652

FINANCING ACTIVITIES:
   Repayment of term loan and other
     notes payable                                        -           42,596
   Net payments under capital
     lease obligations                           (1,717,284)      (1,158,756)
   Issuance of common stock                               -           42,000
   Net proceeds under line of credit              1,857,124        1,288,888
                                               ------------     ------------
   Net cash provided by financing activities        139,840          129,536

   Change in cash                                  (238,253)        (100,842)
   Cash at beginning of period                      284,679          323,223
                                               ------------     ------------
   Cash at end of period                       $     46,426     $    222,381
                                               ============     ============

See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1998.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                              January 31,        April 30,
                                                 1999              1998
                                             ------------       ------------
                Finished products            $  1,134,981       $  3,292,442
                Work-in-process                 1,672,263          1,887,517
                Raw materials                  16,706,071         13,792,628
                                             ------------       ------------
                                             $ 19,513,315       $ 18,972,587
                                             ============       ============

NOTE C -- FLOOD DAMAGE IN DEL RIO, TEXAS AND ACUNA, MEXICO

In late August, 1998 the Company's warehousing operation in Del Rio, Texas and one of its manufacturing operations in Acuna, Mexico were significantly damaged by a flash flood. The Company expedited replacement machinery and equipment and inventory to its damaged facilities. The damaged equipment used in the manufacturing process was replaced with new or upgraded equipment. The manufacturing operation in Acuna has run pre-flood levels and all raw material issues created by the flood have been resolved.

In January, 1999 the Company settled the U.S. insurance claim, for its warehousing operation in Del Rio Texas which resulted in a nominal net book gain. The Company has continued to negotiate the claim for damage at its Mexican facility. In January, 1999 the Company recorded a net gain of approximately $563,000. The gain included approximately $415,000 and $148,000 for machinery and equipment and inventory, respectively for Mexico. The gain on the inventory segment has been recorded as a reduction to cost of products sold. The gain on machinery and equipment has been recorded as a gain on flood proceeds. As of January 31, 1999, the extra expense and business interruption segments of the claim have not been finalized. The results for the nine months ended January 31, 1999 include expenses and a reduction in revenues that management believes will be covered by its extra expense and business interruption insurance. Since there has been no agreement with the insurance company as to these issues, the Company has recorded nothing for the extra expense or business interruption claims. The Company believes the final settlement will not have a negative impact on the financial statements. The Company will continue to work diligently with its insurance adjusters and insurance companies to finalize a settlement.

NOTE D - SMT UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P., ("SMTU") an affiliate located in Fremont California. At January 31, 1999 the Company has amounts due from SMTU of approximately $4,911,000. SMTU recorded a nominal profit for the quarter ended January 31, 1999. SMTU's management believes sales will increase in the fourth fiscal quarter of 1999 and result in overall profitability for fiscal 1999. At April 30, 1999 the Company will review SMTU's progress and determine if the amounts past due are recoverable.

NOTE E -- LINE OF CREDIT

The Company and SMTU currently utilize the same lender for their respective lines of credit. In recent months SMTU'S growth has required additional working capital, which is not available through the current line of credit. The Company and SMTU's management believe it is in the best interest of both companies to reassess their current banking relationships.

In March, 1999 both companies selected a replacement lender. Due diligence audits by the prospective lender began in early March, 1999 and the Company believes it will finalize the transaction for both companies by early April, 1999.

NOTE F -- LIGHTING COMPONENTS

The Company has an equity interest of 12% in Lighting Components. At April 30, 1998 the Company recorded a write off of $360,000 related to the investment. The Company has amounts due from Lighting Components of approximately $795,000 at January 31, 1999. In January, 1999 the Company recorded a $250,000 allowance for doubtful accounts for possible uncollectable receivables owed to the Company by Lighting Components. If Lighting Components fails to make progress and management believes that some or all of the remaining Lighting Component receivables are not recoverable at April 30, 1999, the Company may recognize additional losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly report may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the receipt of insurance proceeds; the Company's continuing dependence on certain major customers; the Companys ability to obtain financing; the availability and cost of components; the anticipated seasonality of its business; the timing and rescheduling of customer orders for SigmaTron International, Inc. and SMT Unlimited and other risks and uncertainties set forth in the Company's periodic reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended January 31, 1999 to $23,019,878 from $22,632,041 for the three month period ended January 31,1998. During the first nine months of fiscal 1999 net sales decreased to $64,584,094 from $65,534,233 compared to the same period in the prior year. The Company's operations in Texas and Mexico were hit by a flash flood in late August, 1998. The Company's damaged operations were operating at pre-flood levels by the end of the second fiscal quarter of 1999. However, the results for the nine months ended January 31, 1999 include expenses and a reduction in revenues related to the flood. Management believes they will be covered by insurance but has not accrued any revenue to date. Historically the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings and the Company expects such fluctuations to continue.

Gross profit decreased during the three month period ended January 31, 1999 to $1,848,544 or 8.0% of net sales, compared to $1,892,040 or 8.4% of net sales for the same period in the prior fiscal year. For the nine month period ended January 31, 1999 gross profit decreased from $6,146,850 or 9.4% of net sales to $5,922,371 or 9.1% of net sales. The variation in gross profit for the nine months ended January 31, 1999 compared to the same period in the prior year is primarily related to expenses and a reduction in revenues related to the flood. Management believes the expenses and reduction in revenues will be covered by its extra expense and business interruption insurance. The Company believes the insurance settlement will not have a material negative impact on the financial statements.

Selling and administrative expenses increased to $1,484,456 or 6.4% of net sales for the three month period ended January 31, 1999 compared to $1,367,459 or 6.0% of net sales in the third quarter of fiscal 1998. The increase is primarily due to a $250,000 reserve for allowance for doubtful accounts due from Lighting Components. Selling and administrative expense for the nine month period ended January 31, 1999 decreased to $4,078,296 compared to $4,139,505 in the same period in the prior fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 1999 was $547,401 compared to $514,788 for the same period in the prior year. For the nine month period ended January 31, 1999 interest expense for bank and capital lease obligations increased to $1,498,509 compared to $1,428,191 for the same period in fiscal 1998. This increase was attributable to a higher outstanding balance on the line of credit and interest expense for increased capital lease obligations.

In January, 1999 the Company settled the U.S. insurance claim which resulted in a nominal gain. The Company also recorded a net book gain of approximately $545,000, which included the inventory and machinery and equipment segments of its claim for damage at its Mexican facilities.

As of this date the extra expense and business interruption segments of the claim have not been settled with the insurance company. The results for the nine months ended January 31, 1999 includes expenses and a reduction in revenues, which the Company believes will be covered by its insurance. The Company believes the insurance settlement will not have a material negative impact on its financial condition. Management continues to work closely with its insurance adjusters and insurance companies to settle the claim.

As a result of the factors described above, net income increased to $243,677 for the three month period ended January 31, 1999 from $10,608 for the same period in the prior year. Basic earnings per share for the third fiscal quarter of 1999 were $0.08 compared to $0.00 for the same period in the prior year. For the first nine months of fiscal 1999 net income increased to $684,837 compared to $472,300 for the same period in the prior year. Basic earnings per share for the nine month period ended January 31, 1999 were $0.24 compared to $0.16 for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended January 31, 1999 the primary source of liquidity was cash provided by borrowings from the Company's secured lender, advances from the insurance company and net income from operations. The net cash used in operations was $4,420,313 for the nine months ended January 31, 1999 compared to net cash used for operations of $1,127,030 for the same period in the prior year.

Net cash provided by investing activities was $4,042,220, which was due to the cash advances for the insurance claim and proceeds from the gain on insurance. For the same period in the prior year net cash provided by investing activities was $896,652.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

Net cash provided by financing activities was $139,840 for the nine month period ended January 31, 1999 compared to $129,536 in the prior year. Net proceeds under the line of credit increased to $1,857,124 for the nine months ended January 31, 1999 from $1,288,888 for the nine months ended January 31, 1998.

To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, total approximately $5,885,000 for the first nine months of fiscal 1999. The Company provides funding in U.S. dollars, which are exchanged to pesos as needed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not applicable

                          SIGMATRON INTERNATIONAL, INC.
                           PART II - OTHER INFORMATION

                                January 31, 1999



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.42 - Lease Agreement between the Company and General Electric Capital Corporation dated November 10, 1998.

         Exhibit 27 - Financial Data schedule (EDGAR version only)

(b)      No report on Form 8-K was filed during the quarter ended
         January 31, 1999.

SIGNATURES:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                        3/12/99
-------------------------------------------------      -------------------
Gary R. Fairhead                                       Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                          3/12/99
-------------------------------------------------      -------------------
Linda K. Blake                                         Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)