Form 10-K405
period 1999-04-30
SIGMATRON INTERNATIONAL INC
filed 1999-07-28
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  X         Annual Report pursuant to Section 13 or 15(d) of the Securities
 ---        Exchange Act of 1934. For the fiscal year ended April 30, 1999
                                       or
 ---        Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934. For the transition period from ___________to___________.

                         Commission file number 0-23248

                          SIGMATRON INTERNATIONAL, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).
          ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 19, 1999 (based on the closing sale price as reported by Nasdaq National Market as of such date) was approximately $12,555,000.

The number of outstanding shares of the registrant's Common Stock, as of July 19, 1999, was 2,881,227.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 1999, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I
         ITEM 1.  BUSINESS................................................   3
         ITEM 2.  PROPERTIES..............................................  11
         ITEM 3.  LEGAL PROCEEDINGS.......................................  12
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  13
         ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT....................  13

PART II

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS...........................  14
         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA....................  15
         ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS..................  15
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISKS....................................  21
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............  21
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE...................  21

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......  21
         ITEM 11. EXECUTIVE COMPENSATION..................................  21
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT........................................  21
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........  21

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K...........................................  22

SIGNATURES    ............................................................  26

--------------------------------------------------------------------------------
                                     PART 1
--------------------------------------------------------------------------------


ITEM 1.  BUSINESS

CAUTIONARY NOTE:

     In addition to historical financial information, this discussion of SigmaTron International, Inc.'s ("Company") business and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers, including Nighthawk Systems, Incorporated/Kidde Safety ("NSI"); the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions and the ability of the Company to manage its growth and secure financing. These and other factors which may affect the Company's future business and results of operations are identified throughout this Annual Report on Form 10-K and in the prospectus issued in connection with the Company's February 1994 initial public offering of securities (Registration No. 33-72100), and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW

     The Company is an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company offers its customers are (1) automatic and manual assembly and testing of products, (2) material sourcing and procurement, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

     The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of boxbuild electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various marketplaces, particularly consumer electronics, gaming, fitness, industrial electronics, telecommunications, home appliances and automotive.

     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Las Vegas, Nevada; and Acuna, Mexico. The Company maintains materials sourcing offices in Elk Grove Village, Illinois, Las Vegas, Nevada and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama. In addition, the Company's 42.5% owned affiliate, SMT Unlimited L.P. (SMTU), provides electronic manufacturing services in Fremont, California.

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

     Manufacturing and Related Services. As its customers experience greater competition and shorter product life cycles in their respective industries, the Company has responded by expanding its prototype services. The Company also provides quick-turnaround, turnkey prototype services from dedicated resources located within the Company's Elk Grove Village facility and through SMTU, its affiliate.

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

     The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a newer and more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers because it believes that SMT will not entirely eliminate the need for PTH technology. The Company believes that OEMs with products not limited by internal space constraints will continue to favor PTH over SMT. Through SMTU, SigmaTron possesses ball grid array ("BGA") technology and fine pitch SMT, which is used for more complex circuit boards required to perform at higher speeds.

     In addition to printed circuit board assemblies, the Company also manufactures DC-to-AC inverters, coils, transformers and cable and harness assemblies. These products are manufactured using both automated and semi-automated preparation and insertion equipment and manual assembly techniques.

     In response to the needs of its OEM customers, the Company also offers "boxbuild" services which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products.

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

MARKETS AND CUSTOMERS

     SigmaTron's customers are in the consumer electronics, gaming, industrial electronics, fitness, telecommunications, automotive and home appliance industries. As of April 30, 1999, the Company had approximately 125 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

--------------------------------------------------------------------------------------------------------------------
                                                                                     PERCENT OF NET SALES
--------------------------------------------------------------------------------------------------------------------
                                               TYPICAL                       FISCAL         FISCAL          FISCAL
MARKETS                                    OEM APPLICATION                    1997           1998            1999
-------                                    ---------------                    ----           ----            ----
--------------------------------------------------------------------------------------------------------------------
Consumer Electronics           Carbon monoxide detectors,                    38.0%           37.9%          39.0%
                               dart board games
--------------------------------------------------------------------------------------------------------------------

Gaming                         Slot machines, lighting displays               21.8           22.0            18.9
--------------------------------------------------------------------------------------------------------------------

Industrial Electronics         Blower motors, elevators                       18.3           14.2            16.8
--------------------------------------------------------------------------------------------------------------------

Fitness                        Treadmills, exercise bikes                     12.1           13.3            13.7
--------------------------------------------------------------------------------------------------------------------

Telecommunications             Pagers, microphones and modems                 5.1             5.1            3.9
--------------------------------------------------------------------------------------------------------------------

Appliances                     Irons, toasters, ranges and dryers             2.1             5.1            5.0
--------------------------------------------------------------------------------------------------------------------

Automotive                     Automobile interior lighting                   2.6             2.4            2.7
--------------------------------------------------------------------------------------------------------------------

Total                                                                         100%           100%            100%
                                                                              ----           ----            ----
-------------------------------------------------------------------------------------------------------------------

     For the fiscal year ended April 30, 1999, NSI and Life Fitness accounted for 36.2% and 13.7% respectively, of the Company's net sales. In fiscal 1998 NSI and Life Fitness accounted for 29.4% and 13.3% respectively, of net sales. In addition, NSI, Bally Gaming and Life Fitness accounted for 29.8%, 13.5% and 10.8%, respectively, of the Company's net sales for the fiscal year ended April 30, 1997. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

     NSI is a leading U.S. manufacturer of residential carbon monoxide detection systems. The Company's original agreement with NSI called for the Company to function as a contract manufacturer for all models of NSI's proprietary carbon monoxide detectors on a turnkey basis through June 1998. The Company agreed that during the term of the agreement and for three months thereafter it would not produce carbon monoxide detectors for any other customer. Although there has been no written extension of the agreement, the parties continue to operate under its terms. The amount of sales to NSI beyond fiscal 2000 remains unclear and if the relationship is not continued it could significantly impact the Company's revenues and earnings. However, the Company expects that sales to NSI will continue to account for a significant percentage of the Company's net sales in fiscal 2000. Sales to NSI are seasonal due to the nature of the product and the Company experiences stronger sales to NSI in the second and third fiscal quarters. The NSI market continues to be an emerging market which could lead to volatility in NSI's forecast, having the effect of causing the Company's revenues to fluctuate significantly on a seasonal basis.

SALES AND MARKETING

     The Company markets its services through 28 independent manufacturers' representative organizations, that together currently employ approximately 88 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company. The members of the Company's senior management are actively involved in sales and marketing efforts. In addition, the Company attends trade shows related to the Company's industry and its major customer industries.

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

     In 1995 the Mexican Ministry of Finance and Public Credit (Hacienda) adopted rules which require arms length pricing for transactions between maquiladoras and their U.S. affiliated companies. The impact of these regulations requires Standard Components to allocate costs and profits on an arms length basis. Its operating results continue to be consolidated with the Company's financial results. The effect of the rules did not have an impact on the Company's consolidated results.

     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. Since the Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed, the devaluation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 1999 the Company provided funding of approximately $8,175,000 to Standard Components.

     In late August 1998, the Company's warehousing operation in Del Rio, Texas, and one of its manufacturing operations in Acuna, Mexico, were significantly damaged by a flash flood. The Company expedited replacement machinery and equipment and inventory to its damaged facilities. The majority of the damaged equipment used in the manufacturing process was replaced with new equipment. The manufacturing operation in Acuna was running at preflood levels and all raw material issues created by the flood were resolved by December 1998.

COMPETITION

     The EMS industry is highly competitive and subject to rapid change. Furthermore, both large and small companies compete in the industry, and many have significantly greater financial resources, more extensive business experience and greater marketing and production capabilities than the Company. Also, foreign companies, especially companies with production operations in the Far East, have substantially lower costs and thus are able to offer their services at lower prices. The significant competitive factors in this industry include price, quality, service, timeliness, reliability, the ability to source raw components, and manufacturing and technological capabilities. The Company believes it can competitively provide all of these services.

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

BACKLOG

The Company's backlog as of April 30, 1999 was approximately $38,999,000. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 1999 backlog by the end of the

2000 fiscal year. Backlog as of April 30, 1998 totaled $46,184,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

         The Company employed approximately 1,970 people as of April 30, 1999, including 27 engaged in engineering, 1,770 in manufacturing and 173 in administrative and marketing functions.

         The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2000. The Company's Mexican subsidiary has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on February 15, 2000.

         Since the time the Company commenced operations, it has not experienced any work stoppages. The Company believes its relations with both unions and its other employees are good.

RISK FACTORS

         In addition to the other risks identified herein, the Company's business is subject to the following risks:

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

COMPANY'S CUSTOMER BASE IS CONCENTRATED

         The Company's customer base is concentrated, for the fiscal year ended April 30, 1999, two customers accounted for 36.2% and 13.7% of the Company's net sales, respectively. The loss of any such customer or a reduction in business levels could adversely affect the Company's results of operations.

VARIABILITY OF CUSTOMER REQUIREMENTS

         The timing of purchase orders placed by the Company's customers is affected by a number of factors, including variation in demand for the customers' products, regulatory changes affecting customer industries, customer attempts to manage inventory, changes in the customers' manufacturing strategies and customers' technical problems or issues. Many of these factors are outside the control of the Company.

COMPANY MUST KEEP CURRENT WITH THE INDUSTRY'S TECHNOLOGICAL CHANGES

         The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company's business will depend in large part upon its customers ability to maintain and enhance their technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

VOLATILITY OF STOCK PRICE

         The price of the Company's Common Stock historically has experienced significant volatility due to fluctuations in the Company's revenue and earnings, other factors relating to the Company's operations, the market's changing expectations for the Company's growth, overall equity market conditions and other factors unrelated to the Company's operations. In addition , the limited float of the Company's Common Stock and the limited number of market markers also affect the volatility of the Company's Common Stock. Such fluctuations are expected to continue.

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

         Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

-------------------------------------------------------------------------------------------------------------
              LOCATION                           SQUARE FEET                       SERVICES OFFERED
-------------------------------------------------------------------------------------------------------------
Elk Grove Village, IL                               79,300                Corporate Headquarters, assembly
                                                                          and testing of PTH and SMT,
                                                                          box-build, prototyping,
                                                                          warehousing
-------------------------------------------------------------------------------------------------------------
Acuna, Mexico                                      156,000                High volume assembly,  and
                                                                          testing of PTH and SMT,
                                                                          box-build, transformers
-------------------------------------------------------------------------------------------------------------
Las Vegas, NV                                       33,360                Automatic insertion and cable
                                                                          assembly
-------------------------------------------------------------------------------------------------------------
Del Rio, TX                                         25,000                Warehouse, portion of which is
                                                                          bonded
-------------------------------------------------------------------------------------------------------------
Fremont, CA                                         24,030                High volume assembly and testing
                                                                          of both PTH and SMT and ball grid
                                                                          array ("BGA")
-------------------------------------------------------------------------------------------------------------
Taipei, Taiwan                                      2,900                 Materials procurement,
                                                                          alternative sourcing assistance
                                                                          and quality control

-------------------------------------------------------------------------------------------------------------
Huntsville, AL                                        *                   Just-in-time inventory
                                                                          management and delivery
-------------------------------------------------------------------------------------------------------------


* There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

All of the above properties are occupied pursuant to leases of the premises except for the Huntsville facility. The Company leases its executive offices and manufacturing facility in Elk Grove Village, Illinois from Circuit Systems, Inc. ("CSI"), a significant shareholder of the Company. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities. In addition, the Company's affiliate, SMTU, leases the facility in Fremont, California. The Company has guaranteed lease payments of approximately $1.41 million for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guaranty.


ITEM 3.  LEGAL PROCEEDINGS

         To the Company's knowledge, there are no pending legal proceedings to which it is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders in the fourth quarter of fiscal 1999.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     AGE                      POSITION
----                                     ---                      --------
Gary R. Fairhead                           47        President and Chief Executive Officer.
                                                     Gary R. Fairhead has been the President
                                                     of the Company since January 1990.

Linda K. Blake                             38        Chief Financial Officer, Vice President-
                                                     Finance, Treasurer and Secretary.
                                                     Linda K. Blake is the Company's Vice
                                                     President of Finance, Treasurer,
                                                     Secretary and Chief Financial Officer
                                                     and was Controller of the Company from
                                                     June 1991 to February 1994.

Nunzio A. Truppa                           61        Vice President -- Las Vegas Operations.
                                                     Nunzio A. Truppa has been Vice President
                                                     -- Las Vegas Operations for the Company,
                                                     or held equivalent management positions
                                                     with the Company's predecessor, since
                                                     January 1987.

Gregory A. Fairhead                        43        Vice President Mexican Operations and
                                                     Assistant Secretary.
                                                     Gregory A. Fairhead has
                                                     been Vice President --
                                                     Mexican Operations for the
                                                     Company since February 1990
                                                     and is Assistant Secretary.

John P. Sheehan                            38        Vice President -- Director of Materials
                                                     and Assistant Secretary.
                                                     John P. Sheehan has been Vice President
                                                     --Director of Materials of the Company
                                                     since April 1990 and is Assistant
                                                     Secretary.

Andrew J. Saarnio                          51        Vice President -- Elk Grove Operations.
                                                     Andrew J. Saarnio has been Vice President --
                                                     Elk Grove Operations since November 1998.


--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 1998 and 1999.

                            Common Stock as Reported
                                    by Nasdaq

            Period                          High            Low
            ------                          ----            ---
            Fiscal 1999:
            Fourth Quarter                 5.875          2.125
            Third Quarter                  3.750          2.500
            Second Quarter                 8.625          0.938
            First Quarter                  9.000          5.500

            Fiscal 1998:
            Fourth Quarter                10.875         10.750
            Third Quarter                 13.875          9.250
            Second Quarter                17.500         11.625
            First Quarter                 17.125         11.891


         As of July 19, 1999, there were approximately 128 holders of record of the Company's Common Stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 3,000 beneficial owners of the Company's Common Stock.

         The Company has not paid cash dividends on its Common Stock since completing its February 1994 initial public offering and does not intend to pay any dividends in the foreseeable future. So long as any indebtedness remains unpaid under the Company `s revolving loan facility, the Company is prohibited from paying or declaring any cash or other dividends on any of its capital stock, except stock dividends, without the written consent of the lender under the facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                              Years Ended April 30
                                                              --------------------
                                                     (In thousands except per share data)

                                                   1995          1996         1997          1998        1999
                                                   ----          ----         ----          ----        ----

Net Sales                                       $45,345       $69,558      $87,216       $85,651     $88,160

Income before income tax                          3,032         3,752        5,161           837       2,750
 Expense

Net Income                                        1,891         2,367        3,255           526       1,697

Total Assets                                     28,235        38,378       42,088        48,641      55,276

Long-term debt and capital                       12,763        16,528       18,593        20,975      23,194
  lease obligations (including
  current maturities)

Net income per common share-                      $0.69         $0.86        $1.16         $0.18       $0.59
 Basic

Net income per common share-                      $0.69         $0.86        $1.11         $0.18       $0.59
 assuming dilution



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

OVERVIEW

         The Company is an independent provider of EMS, which includes, printed circuit board assemblies, and boxbuild (completely assembled) electronic products. Included among the wide range of services the Company offers its customers are (1) automatic and manual assembly and testing of customer products, (2) material sourcing, procurement and control, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

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

         In June 1995, the Company signed a three-year manufacturing agreement with NSI relating to the production of carbon monoxide detection systems. Sales to NSI accounted for a significant percentage of the Company's net sales from fiscal 1996 through 1999. Although there has been no written extension of the agreement, the parties continue to operate under its terms, and the Company expects sales to NSI will be significant in fiscal 2000. The amount of sales to NSI beyond fiscal 2000 remains unclear and if the relationship is not continued it could significantly impact the Company's revenues and earnings.

         In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings and the Company expects such fluctuations to continue. In addition, the Company's fourth and first quarters have historically been the weakest periods.

RESULTS OF OPERATIONS:

Fiscal Year Ended April 30, 1999 Compared to Fiscal Year Ended April 30, 1998

         Net sales for fiscal 1999 were $88,159,189 compared to $85,650,598 for fiscal 1998. The 3% increase in net sales was due to additional sales to some of the Company's key customers. NSI accounted for approximately $31,894,500 or 36.2% of the Company's fiscal 1999 net sales compared to $25,191,000 or 29.4% in fiscal 1998.

         Gross profit increased to $8,921,091 in fiscal 1999 from $8,456,834 in fiscal 1998. Gross profit as a percent of net sales was 10.1% and 9.9% for fiscal 1999 and 1998, respectively. The increase in gross profit for the fiscal year ended April 30, 1999 compared to the same period in the prior year is primarily due to product mix.

         Selling and administrative expenses increased from $5,704,346 in fiscal 1998 to $5,890,752 in fiscal 1999. The increase is generally consistant with the increase in net sales, but is also due to a write down of $462,000 for Lighting Components, L.P. ("LC") receivables in fiscal 1999. LC distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. The Company owns approximately 12% of LC. Selling and administrative expenses as a percent of net sales remained at 6.7% for fiscal 1999 and fiscal 1998.

         Interest expense increased in fiscal 1999 to $2,049,396 from $1,898,488 in fiscal 1998. The overall increase was primarily due to the higher outstanding balance on the Company's line of credit due to the Company's increased working capital requirements. Interest expense as a percent of net sales increased from 2.2% in fiscal 1998 to 2.3% in fiscal 1999.

         A gain of approximately $1,391,000 was recognized on settlement of the insurance reimbursement related to the flood at the Del Rio, Texas and Acuna, Mexico locations. This gain is reported as a reduction of cost of products sold of $259,000 and gain on insurance reimbursement of $1,132,000 in the accompanying 1999 statements of income. The inventory, machinery, and equipment and building contents segments of the loss have been settled in full. In June 1999, the Company collected the total flood insurance receivable of $2,453,000 which was included on the April 30, 1999 balance sheet. The business interruption and extra expense segments of the claim have not been finalized. The results for the year ended April 30, 1999, include expenses and a reduction in revenue that management believes is covered by its business interruption insurance. Since there is no agreement with the insurance company on the business interruption and extra expense segments of the loss, the Company has not recognized any net proceeds related to these items. The settlement of the business interruption and extra expense claim is expected to result in additional income for fiscal 2000.

         Income tax expense increased to $1,052,784 in fiscal 1999 from $310,962 in fiscal 1998. The effective tax rate for fiscal 1999 and 1998 was 38.3% and 37.2%, respectively.

         As a result of the foregoing, net income increased to $1,697,101 in fiscal 1999 from $525,892 in fiscal 1998. Basic earnings per share for the year ended April 30, 1999 was $0.59 compared to $.18 in fiscal 1998.
Diluted earnings per share for fiscal 1999 was $0.59.

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

         Selling and administrative expenses decreased from $5,704,346 in fiscal 1998 to $5,961,184 in fiscal 1997. The decrease is due to a reduction in bonus accruals and a decrease in commission expense related to the lower sales volume. Selling and administrative expenses as a percent of net sales decreased for fiscal 1998 to 6.6% from 6.8% for fiscal 1997.

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

         As a result of the foregoing, net income decreased to $525,892 in fiscal 1998 from $3,255,058 in fiscal 1997. Basic earnings per share for the year ended April 30, 1998 was $0.18 compared to $1.16 in fiscal 1997. Diluted earnings per share for fiscal 1998 was $0.18

QUARTERLY RESULTS AND SEASONALITY

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

         The Company's results of operations have varied significantly and may continue to fluctuate from quarter to quarter. Operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, the volume of orders as related to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers and variations in the demand for products in the industries served by the Company. A significant portion of the Company's expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. The Company's customers generally require short delivery cycles. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of orders received during the quarter, which can be difficult to forecast. In addition, variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellations of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future operating results.

LIQUIDITY AND CAPITAL RESOURCES:

         In fiscal 1999 the Company financed its growth and operations through cash flow generated from borrowings from its secured lender and cash provided by operating activities. The Company had working capital of $20,666,932 as of April 30, 1999 and $20,708,686 at April 30, 1998. This represents a current ratio of
2.5 and 2.8 for the years ended April 30, 1999 and 1998, respectively.

         The Company has a credit arrangement in place which is comprised of a revolving loan facility and a term loan. Under the revolving loan facility, the Company may borrow certain percentages of the Company's accounts receivable and inventory, up to a maximum of $25.0 million. At April 30, 1999, based upon those percentages, there was approximately $1,406,000 of unused credit available under the revolving loan facility. Outstanding borrowings under the revolving loan facility bear interest at the Company's option of either the London Interbank Offered Rate ("LIBOR") plus 2.0% or the bank's prime rate of interest. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets of the Company. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth and net income. The revolving loan facility matures on September 30, 2000 and automatically renews from year to year thereafter, unless otherwise terminated at the option of the Company or the lender in writing with at least 90 days notice.

         To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, is approximately $8,175,000 for a typical 12 month period. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.

         The Company is a 42.5% limited partner in SMTU, a California limited partnership, based in Fremont, California. SMTU has negative working capital of approximately $3,324,000 as of April 30, 1999, and an accumulated deficit of approximately $1,472,000. From the formation of SMTU in September 1994 until January 1995, SMTU had no sales. Since fiscal 1995, sales have increased so that SMTU was profitable for the year ended April 30, 1999 . In January 1998, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $500,000 plus interest and related costs associated with the enforcement of the guaranty. The Company has been indemnified by one of the limited partners for 50% of the obligation under this guaranty. The Company's investment and advances to and receivables from SMTU totaled approximately $6,162,000 at April 30, 1999, which has been classified as long-term assets in the Company's April 30, 1999 balance sheet. At April 30, 1999, SMTU was in violation of various covenants under its revolving line of credit, which were waived by its lender. The SMTU credit facility expires July 31, 1999.

         During 1996, the Company invested $1,200 in exchange for a 12% limited partnership interest in LC and invested $1,300 in LC, which is the general partner of LC, in exchange for 13% of its capital stock. At April 30, 1998, the Company had also made advances to LC in exchange for subordinated debentures and promissory notes totaling $280,000. Approximately $60,000 in subordinated debentures are due at various dates beginning on October 15, 2000, and approximately $220,000 of promissory notes are due on August 1, 2000. Both the subordinated debentures and promissory notes bear interest at 12% with interest payments beginning on August 1, 2000. The subordinated debentures and promissory notes totaling $280,000 had been written down at April 30, 1998. The accrued interest on these subordinated debentures and promissory notes totaling approximately $88,000 is included in other long-term assets in the accompanying balance sheet. In addition, the Company also has miscellaneous and trade receivables recorded in the accompanying balance sheet from LC at April 30, 1999, totaling approximately $889,000.

         The Company's miscellaneous and trade receivables are secured by a security interest in substantially all of LC assets. At April 30, 1999, the Company adjusted the carrying value of assets recorded in the Company's balance sheet by approximately $550,000 leaving approximately $339,000 of assets in the accompanying balance sheet at April 30, 1999.

         The impact of inflation for the past three fiscal years has been minimal.

YEAR 2000 COMPLIANCE:

         In early 1998 the Company formed a committee of executive officers and others to examine Year 2000 compliance issues. The scope of the program is focused on the Company's primary business applications, including both IT and non-IT applications. This stage has been completed and management believes that these systems are currently Year 2000 compliant. In addition, the Company has reviewed other systems including production equipment, to determine possible risk. Based on assurances received to date provided by vendors, the Company does not believe significant modifications to production equipment or information systems is required. However, the Company cannot verify assurances it has been provided by third parties.

         The Company has implemented a review process to ensure that the delivery of raw material and services will not be disrupted due to non-compliance by a key third party supplier. Communications with these suppliers have been favorable. The Company is receiving assurances that no interruptions of delivery for product or services will occur; however, the Company cannot ensure third parties will be compliant. Non-compliance by any supplier of products or services for a prolonged period could have an adverse effect on the Company and its results of operations or financial condition.

         The Company has developed a limited contingency plan as third party suppliers for components are customer mandated. There can be no assurance that such plans will fully mitigate any problems. Furthermore, there may be certain suppliers, such as utilities, telecommunication companies, or material vendors where alternative resources are limited or unavailable.

         In addition, the Company cannot anticipate if a significant portion of its key customers will be Year 2000 compliant. The Company's customers inability to process timely payments could have an adverse effect on the Company's cash flow and liquidity.

         Based on its internal review the Company does not anticipate that current or future costs related to the Year 2000 issue will have a material impact on its financial condition. To date the Company has incurred approximately $20,000 in Year 2000 compliance costs.

         The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                  Not applicable


ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         The response to this item is included in Item 14(a) of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended April 30, 1999 and 1998.


--------------------------------------------------------------------------------
                           PART III
--------------------------------------------------------------------------------



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1999.


ITEM 11. EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated herein by reference to the

Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 1999.


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

10.1 Lease Agreement dated as of February 13, 1990 between the Company and CSI and amendments and addenda thereto - Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

*
10.2 401(K) Retirement Savings Plan of the Company - Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.
*
10.3 Form of 1993 Stock Option Plan - Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

*
10.4 Form of Incentive Stock Option Agreement for the Company's 1993 Stock Option Plan - Filed as Exhibit 10.5 to the Company's Registration Statement on Form S- 1, File No. 33-72100 and hereby incorporated by reference.

*
10.5 Form of Non-Statutory Stock Option Agreement for the Company's 1993 stock Option Plan - Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

*
10.6 1994 Outside Directors Stock Option Plan - Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

10.7 The Company's 1997 Directors' Stock Option Plan - filed as Exhibit A to the Company's 1997 Proxy Statement filed on August 18, 1997 and hereby incorporated by reference.

10.8 Organization Agreement between the Company and other Partners of SMT Unlimited L.P. dated September 15, 1994 - Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended April 30, 1995 and hereby incorporated by reference.

10.9 Agreement between SigmaTron International, Inc. and Nighthawk Systems, Incorporated dated July 9, 1995 - Filed as Exhibit 10.33 to the Company's Form 10-Q for the quarter ended July 31, 1995 and hereby incorporated by reference.

10.10 Putnam Flexible 401(K) and Profit Sharing Plan Agreement #001 dated March 22, 1996 between SigmaTron International, Inc. and Putnam Defined

      Contribution Plans - Filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.

10.11 Amended 401(k) plan agreement between the Company and Putnam Investments dated May 1, 1996 filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.

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

10.14 Lease Agreement between SigmaTron International, Inc. and G. E. Capital dated July 14, 1997 filed as Exhibit 10.34 to the Company's Form 10-Q for the quarter ended July 31, 1997 and hereby incorporated by reference.

10.15 Lease Agreement # 97-054 between SigmaTron International, Inc. and International Financial Services dated June 6, 1997 filed as Exhibit 10.37 to the Company's Form 10-Q for the quarter ended October 31, 1996 and hereby incorporated by reference.

10.16 Lease Agreement # 97-087 between SigmaTron International, Inc. and International Financial Services dated June 26, 1997 filed as Exhibit
      10.36 to the Company's Form 10-Q for the quarter ended October 31, 1997 and hereby incorporated by reference.

10.17 Lease Agreement # 97-097 between SigmaTron International, Inc. and International Financial Services dated August 11, 1997 filed as Exhibit
      10.37 to the Company's Form 10-Q for the quarter ended October 31, 1997 and hereby incorporated by reference.

10.18 Lease Agreement # 97-185 between SigmaTron International, Inc. and International Financial Services dated December 22, 1997 filed as Exhibit
      10.38 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.19 Lease Agreement # E002 between SigmaTron International, Inc. and G. E. Capital dated December 31, 1997 filed as Exhibit 10.39 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.20 Guaranty and Surety Agreement between SigmaTron International, Inc. and HSBC Business Loans Inc. dated January 31, 1998 filed as Exhibit 10.40 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.21 Lease Agreement # 98-10 between SigmaTron International, Inc. and International Financial Services dated February 2, 1998 filed as Exhibit
      10.21 to the Company's Form 10-K for fiscal year ended April 30, 1998 and hereby incorporated by reference.

10.22 Lease Agreement # 98-106 between SigmaTron International, Inc. and International Financial Services dated June 30, 1998 and hereby incorporated by reference filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended July 31, 1998.

10.23 Lease Agreement # E003 between SigmaTron International, Inc. and G.E. Capital dated November 10, 1998 filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended January 31, 1999 and hereby incorporated by reference.

10.24 Lease Agreement # 99-048 between SigmaTron International, Inc. and International Financial Services dated April 30, 1999.

10.25 Lease Agreement between the Company and International Financial Services # 96-049 dated April 18, 1996 filed as Exhibit 10.36 to the Company's Form 10-Q for the quarter ended October 31, 1996 and hereby incorporated by reference.

22.1 Subsidiaries of the Registrant - Filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

23.1  Consent of Ernst & Young LLP.

27.1  Financial Data Schedule (EDGAR only)

      *  Indicates management contract or compensatory plan.

     (b) No reports on Form 8-K were filed during the 1999 fiscal year.

     (c) Exhibits

         The Company hereby files as exhibits to this Report the exhibits listed in Item 14 (a)(3) above, which are attached hereto.

     (d) Financial Statements Schedules

         The Company hereby files a schedule to this Report the financial schedule in Item 14, which are attached hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SIGMATRON INTERNATIONAL, INC.

                                    By:      /s/ Gary R. Fairhead
                                       -----------------------------------------

                                       Gary R. Fairhead, President
                                       and Chief Executive Officer

                              Dated: July 28, 1999

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



      Signature                                        Title                                   Date
      ---------                                        -----                                   ----

/s/ Franklin D. Sove                Chairman of the Board of Directors                        July 28, 1999
--------------------------
Franklin D. Sove


/s/ Gary R. Fairhead                President and Chief Executive Officer                     July 28, 1999
--------------------------          (Principal Executive Officer)
Gary R. Fairhead


/s/ Linda K. Blake                  Chief Financial Officer, Secretary and                    July 28, 1999
--------------------------          Treasurer (Principal Financial Officer and
Linda K. Blake                      Principal Accounting Officer)



/s/ D.S. Patel                      Director                                                  July 28, 1999
--------------------------
D.S. Patel


/s/ John P. Chen                    Director                                                  July 28, 1999
--------------------------
John P. Chen


/s/ Dilip S. Vyas                   Director                                                  July 28, 1999
--------------------------
Dilip S. Vyas


/s/ William C. Mitchell             Director                                                  July 28, 1999
--------------------------
William C. Mitchell


/s/ Thomas W. Rieck                 Director                                                  July 28, 1999
--------------------------
Thomas W. Rieck


/s/ Steven Rothstein                Director                                                  July 28, 1999
--------------------------
Steven Rothstein


                          SigmaTron International, Inc.

                        Consolidated Financial Statements




                                    Contents

Report of Independent Auditors..............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets at April 30, 1999 and 1998......................F-3
Consolidated Statements of Income for the Years Ended
   April 30, 1999, 1998, and 1997...........................................F-5
Consolidated Statements of Equity for the Years Ended
   April 30, 1999, 1998, and 1997...........................................F-6
Consolidated Statements of Cash Flows for the Years Ended
   April 30, 1999, 1998, and 1997...........................................F-7
Notes to Consolidated Financial Statements..................................F-9

Schedule II
Valuation and Qualifying Accounts..........................................F-25






Financial statement schedules not listed above are omitted because they are not applicable or required.

                         Report of Independent Auditors

The Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 1999 and 1998, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended April 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc., at April 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Chicago, Illinois
June 25, 1999

                          SigmaTron International, Inc.

                           Consolidated Balance Sheets


                                                                                 April 30
                                                                           1999             1998
                                                                       -----------------------------
Assets
Current assets:
   Cash                                                                $   280,071      $   284,679
   Accounts receivable, less allowance for doubtful accounts
     of $575,000 at April 30, 1999                                      13,563,836       11,977,973
   Inventories                                                          16,240,502       18,972,587
   Prepaid and other assets                                                864,895          706,771
   Deferred income taxes                                                   147,514          218,788
   Receivable from insurance reimbursement                               2,453,235                -
   Other receivables                                                     1,013,982           43,154
                                                                       -----------------------------
Total current assets                                                    34,564,035       32,203,952

Machinery and equipment, net                                            13,434,789       11,249,550

Due from SMTU:
   Investment and advances                                                 448,545          311,107
   Equipment lease receivables                                           4,201,823        3,207,691
   Other receivables                                                     1,511,372          650,695
                                                                       -----------------------------
                                                                         6,161,740        4,169,493



Other assets                                                             1,115,893        1,018,211
                                                                       -----------------------------
Total assets                                                           $55,276,457      $48,641,206
                                                                       =============================

                                                                                 April 30
                                                                           1999             1998
                                                                       -----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable - Banks                                               $         -      $   111,108
   Trade accounts payable                                                8,003,377        6,751,886
   Trade accounts payable - Related parties                              1,256,000          915,475
   Accrued expenses                                                      1,721,932        1,575,434
   Income tax payable                                                      644,101           60,025
   Capital lease obligations                                             2,271,693        2,081,338
                                                                       -----------------------------
Total current liabilities                                               13,897,103       11,495,266

Notes payable - Banks,  less current portion                            17,382,681       15,177,695
Capital lease obligations, less current portion                          3,538,721        3,604,793
Deferred income taxes                                                    1,157,460          760,061
                                                                       -----------------------------
Total liabilities                                                       35,975,965       31,037,815

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares
     authorized, none issued and outstanding                                     -                -
   Common stock, $.01 par value; 6,000,000 shares
     authorized, 2,881,227 shares issued and outstanding                    28,812           28,812
   Capital in excess of par value                                        9,436,554        9,436,554
   Retained earnings                                                     9,835,126        8,138,025
                                                                       -----------------------------
Total stockholders' equity                                              19,300,492       17,603,391
                                                                       -----------------------------
Total liabilities and stockholders' equity                             $55,276,457      $48,641,206
                                                                       =============================

See accompanying notes.

                          SigmaTron International, Inc.

                        Consolidated Statements of Income


                                                                    Year ended April 30
                                                         1999              1998             1997
                                                     -----------------------------------------------
Net sales                                            $88,159,189       $85,650,598      $87,216,343
Cost of sales                                         79,238,098        77,193,764       74,577,261
                                                     -----------------------------------------------
                                                       8,921,091         8,456,834       12,639,082
Selling and administrative expenses                    5,890,752         5,704,346        5,961,184
                                                     -----------------------------------------------
Operating income                                       3,030,339         2,752,488        6,677,898
Equity in net income (loss) of SMTU                      137,439          (216,131)         (75,036)
Interest expense - Banks and capital lease
   obligations                                        (2,049,396)       (1,898,488)      (1,836,967)
Interest expense - Related parties                             -              (523)          (9,961)
Interest income - SMTU and LC                            587,304           479,508          404,708
Loss on investment and receivables with LC
                                                         (88,000)         (280,000)               -
Gain on insurance reimbursement                        1,132,199                 -                -
                                                     -----------------------------------------------
Income before income tax expense                       2,749,885           836,854        5,160,642
Income tax expense                                    (1,052,784)         (310,962)      (1,905,584)
                                                     -----------------------------------------------
Net income                                           $ 1,697,101       $   525,892      $ 3,255,058
                                                     ===============================================

Net income per common share - Basic                  $       .59       $       .18      $      1.16
                                                     ===============================================

Net income per common share - Assuming
   dilution                                          $       .59       $       .18      $      1.11
                                                     ===============================================

See accompanying notes.

                          SigmaTron International, Inc.

                        Consolidated Statements of Equity


                                                                                     Capital
                                                                                    in Excess                     Total
                                  Preferred Stock             Common Stock            of Par      Retained    Stockholders'
                                Shares       Amount       Shares       Amount         Value       Earnings        Equity
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 1996          -          $ -        2,737,500     $27,375      $8,384,089   $4,357,075    $12,768,539
Issuance of common stock
  for exercise of options
  and warrants                     -            -          137,727       1,377         471,123            -        472,500
Net income                         -            -                -           -               -    3,255,058      3,255,058
Tax benefit from options and
  warrants exercised               -            -                -           -         518,547            -        518,547
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 1997          -            -        2,875,227      28,752       9,373,759    7,612,133     17,014,644
Issuance of common stock for
  exercise of options              -            -            6,000          60          41,940            -         42,000
Net income                         -            -                -           -               -      525,892        525,892
Tax benefit from options
  exercised                        -            -                -           -          20,855            -         20,855
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 1998          -            -        2,881,227      28,812       9,436,554    8,138,025     17,603,391
Net income                         -            -                -           -               -    1,697,101      1,697,101
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 1999          -          $ -        2,881,227     $28,812      $9,436,554   $9,835,126    $19,300,492
                             ==============================================================================================

See accompanying notes.

                          SigmaTron International, Inc.

                      Consolidated Statements of Cash Flows


                                                                              Year ended April 30
                                                                   1999              1998              1997
                                                          ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $1,697,101       $   525,892        $3,255,058
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                1,481,336         1,262,297         1,047,262
     Equity in net (income) loss of SMTU                          (137,439)          216,131            75,036
     Amortization                                                        -            14,136            23,778
     Gain on insurance reimbursement                            (1,391,124)                -                 -
     Provision for doubtful accounts                                     -           113,454                 -
     Loss on investment and receivables with LC                    550,000           360,000                 -
     Deferred income taxes                                         468,673           (46,335)          382,844
     Changes in operating assets and liabilities:
       Accounts receivable                                      (2,135,863)       (3,400,970)        2,310,028
       Inventories                                               2,732,085        (1,306,987)       (2,811,550)
       Prepaid expenses and other assets                        (2,087,347)         (943,788)         (476,855)
       Trade accounts payable                                    1,251,491         3,507,349        (2,881,853)
       Trade accounts payable - Related parties                    340,525           178,582           (57,417)
       Accrued expenses                                            146,498          (105,287)          237,687
       Income taxes                                                584,113           179,546           353,645
                                                          ------------------------------------------------------
Net cash provided by operating activities                        3,500,049           554,020         1,457,663

INVESTING ACTIVITIES
Insurance reimbursement - Net                                      485,011                 -                 -
Purchases of machinery and equipment                            (3,765,490)         (934,692)       (2,950,725)
Proceeds from the sale and leaseback of machinery                        -         1,429,898                 -
Proceeds from SMTU subleases                                             -           196,895           424,412
Advances to SMTU                                                         -                 -          (100,000)
Proceeds from the sale of investment in SMTU                             -                 -               250
                                                          ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                   (3,280,479)          692,101        (2,626,063)

                          SigmaTron International, Inc.

                                                                         Year ended April 30
                                                              1999              1998             1997
                                                     ------------------------------------------------------
FINANCING ACTIVITIES
Repayment of term loan and other notes
   payable                                                $         -       $   (42,596)     $  (151,860)
Proceeds from exercise of stock options and
   warrants                                                         -            42,000          472,500
Net proceeds under line of credit                           2,093,878           407,192        2,181,772
Net payments under capital lease obligations               (2,318,056)       (1,691,261)      (1,013,289)
                                                     ------------------------------------------------------
Net cash (used in) provided by financing
   activities                                                (224,178)       (1,284,665)       1,489,123
                                                     ------------------------------------------------------
Change in cash                                                 (4,608)          (38,544)         320,723
Cash at beginning of period                                   284,679           323,223            2,500
                                                     ------------------------------------------------------
Cash at end of period                                     $   280,071       $   284,679      $   323,223
                                                     ======================================================

Supplementary disclosure of cash flow information:
     Cash paid for interest                               $ 2,038,638       $ 1,900,073      $ 1,834,946
                                                     ======================================================

     Cash paid for income taxes                           $         -       $   177,750      $ 1,169,854
                                                     ======================================================

     Acquisition of machinery and equipment financed
       under capital leases                               $ 2,526,088       $ 1,234,095      $   840,429
                                                     ======================================================

See accompanying notes.

                          SigmaTron International, Inc.

                   Notes to Consolidated Financial Statements


1.  Description of the Business

SigmaTron International, Inc. (the Company), is an independent electronic manufacturing services provider, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company, its wholly owned subsidiary, Standard Components de Mexico, S.A., and its affiliate, SMT Unlimited L.P. (SMTU), offer their customers are: (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing, and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these services through an international network of facilities located in North America and the Far East.

2.  Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Standard Components de Mexico, S.A. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition

The Company's net sales are comprised of product sales and service revenue. Revenue from product sales is recognized upon shipment of goods. Service revenue is recognized as the services are performed.

Reclassifications

Certain reclassifications were made to the 1998 consolidated financial statements to conform with the 1999 presentation.

                          SigmaTron International, Inc.

3.  Inventories

Inventories consist of the following:

                                                                                   April 30
                                                                             1999             1998
                                                                       --------------------------------

Finished products                                                        $ 1,359,207      $ 3,292,442
Work in process                                                            1,709,482        1,887,517
Raw materials                                                             13,171,813       13,792,628
                                                                       --------------------------------
                                                                         $16,240,502      $18,972,587
                                                                       ================================

4.  Machinery and Equipment

Machinery and equipment consist of the following:

                                                                                   April 30
                                                                             1999             1998
                                                                       --------------------------------

Machinery and equipment                                                  $11,475,094      $ 7,225,671
Office equipment                                                           1,266,844        1,090,763
Tools and dies                                                               115,362          123,251
Leasehold improvements                                                     1,643,626        2,030,129
Equipment under capital leases                                             5,051,188        5,415,725
                                                                       --------------------------------
                                                                          19,552,114       15,885,539
Less:  Accumulated depreciation and amortization, including
   amortization of assets under capital leases of $1,038,187 and
   $852,836 at April 30, 1999 and 1998, respectively
                                                                           6,117,325        4,635,989
                                                                       --------------------------------
                                                                         $13,434,789      $11,249,550
                                                                       ================================

                          SigmaTron International, Inc.

5.  Investment and Advances With SMTU

The Company's investment in SMTU consists of a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, in Fremont, California, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. During fiscal year 1995, the Company invested $49,500 in exchange for a 45% limited partnership interest in SMTU and $2,500 in SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU, in exchange for 50% of its capital stock. During fiscal year 1997, the Company sold 2.5% of its interest to a key employee of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company made advances to SMTU in exchange for subordinated debentures in the face amount of $100,000 and $50,000 in 1997 and 1996, respectively (none in 1999 or 1998). In 1996, the Company also made advances to SMTU in exchange for promissory notes in the face amount of $300,000. These promissory notes were converted into subordinated debentures during 1997. Debentures totaling $650,000 outstanding at April 30, 1999, bear interest at 8%, and are to be repaid on December 31, 1999. The remaining $400,000 of these debentures bears interest at 12% and is to be repaid on December 31, 2001. The Company guarantees lease payments of approximately $1,410,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $705,000 for the guaranteed lease payments. SMTU incurs a $12,500 monthly administrative fee for administrative services provided by the Company. See also
Note 13.

The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the losses in SMTU first as a reduction of the investment in SMTU and then as a reduction in the carrying value of the subordinated debentures.

In January 1998, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $500,000 plus interest and related costs associated with the enforcement of the guaranty. The Company may be released from its guaranty within 120 days of any fiscal year-end if SMTU attains $500,000 of net profit after partnership distributions and specific cash flow levels as defined in the agreement. The Company has been indemnified by one of the limited partners for 50% of the obligation under this guaranty. The SMTU credit facility expires July 31, 1999.

The Company's investment and advances to and receivables from SMTU totaled approximately $6,162,000 at April 30, 1999, and no amount was recorded by the Company related to its guaranty of SMTU's revolving line of credit. SMTU has negative

                          SigmaTron International, Inc.

5.  Investment and Advances With SMTU (continued)

working capital of approximately $3,324,000 at April 30, 1999, and an accumulated deficit of approximately $1,472,000 at April 30, 1999. From the formation of SMTU in September 1994 until January 1995, SMTU had no sales. Since fiscal 1995, sales have increased so that SMTU was profitable for the year ended April 30, 1999.

6.  Flood Damage in Del Rio, Texas, and Acuna, Mexico

In late August 1998, the Company's warehousing operation in Del Rio, Texas, and one of its manufacturing operations in Acuna, Mexico, were significantly damaged by a flash flood. The Company expedited replacement machinery and equipment and inventory to its damaged facilities. The majority of the damaged equipment used in the manufacturing process was replaced with new equipment. The manufacturing operation in Acuna was running at preflood levels, and all raw material issues created by the flood were resolved by December 1998.

A gain of approximately $1,391,000 was recognized on settlement of a portion of the insurance reimbursement and is reported as a reduction of cost of sales of $259,000 and gain on insurance reimbursement of $1,132,000 in the accompanying 1999 statements of income. The inventory, machinery, and equipment and building contents segments of the loss have been settled in full. In June 1999, the Company collected the total flood insurance receivable of $2,453,000 recorded as of April 30, 1999. The business interruption and extra expense segments of the claim have not been finalized. The results for the year ended April 30, 1999, include expenses and a reduction in revenue that management believes is covered by its business interruption insurance. Since there is no agreement with the insurance company on the business interruption and extra expense segments of the loss, the Company has not recognized any future net proceeds related to these items. The business interruption and extra expense claim, if any, may result in additional income for fiscal 2000.

7.  Notes Payable

Notes payable consist of the following:

                                                                     April 30
                                                                1999          1998
                                                            -------------------------
Banks:
   Revolving line of credit, interest payable monthly       $17,382,681   $15,177,695
   Term loan, paid December 1, 1998                                   -       111,108
                                                            -------------------------
                                                             17,382,681    15,288,803
Less:  Current portion                                                -       111,108
                                                            -------------------------
                                                            $17,382,681   $15,177,695
                                                            =========================

                          SigmaTron International, Inc.

7.  Notes Payable (continued)

The Company's amended and restated loan and security agreement allow the maximum borrowing limit under the revolving line-of-credit agreement to be limited to the lesser of: (i) $25,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000 or the amount of the inventory borrowing base, as defined.

Under the current terms, borrowings under the revolving line of credit bear interest at rates equal to the London Interbank Offered Rate (4.97% to 5.81% at April 30, 1999) plus 2% or at the prime rate (7.75% of April 30, 1999) at the option of the Company. At April 30, 1999, there was approximately $1,406,000 of unused credit available under the terms of the agreement. On July 14, 1998, the Company entered into an amendment to their loan and security agreement whereby the maturity date of the revolving line of credit was extended to September 30, 2000, and automatically renews from year to year thereafter, unless otherwise terminated at the option of the Company or the lender in writing with at least 90 days' notice.

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

8.  Accrued Expenses

Accrued expenses consist of the following:
                                                      April 30
                                               1999              1998
                                            ----------------------------

          Payroll                           $1,028,804        $1,174,290
          Bonuses                              352,000            50,000
          Interest payable                     126,993           112,939
          Commissions                           94,119           142,791
          Professional fees                    120,016            95,414
                                            ----------------------------
                                            $1,721,932        $1,575,434
                                            ============================

                          SigmaTron International, Inc.

8.  Accrued Expenses (continued)

Bonuses represent discretionary management and other employee bonuses, of which $250,000 and $50,000 was accrued during the fourth quarter of 1999 and 1998, respectively.

9.  Related Party Transactions and Commitments

During the years ended April 30, 1999, 1998, and 1997, the Company was involved in transactions with Circuit Systems, Inc. (CSI), a shareholder of the Company. These transactions primarily involved the purchase of raw materials and the leasing of operating space. Purchases of raw materials were approximately $6,325,000, $6,380,000, and $6,895,000, for the years ended April 30, 1999,
1998, and 1997, respectively. The Company leases space in Elk Grove Village, Illinois, owned by CSI at a base rental of $30,000 per month, with an additional $7,000 per month for property taxes. The lease requires the Company to pay maintenance and utility expenses. The lease expires in February 2001 and contains an option to renew for an additional five-year period. Rent and property tax expense totaled approximately $466,000, $486,000, and $423,000 for the years ended April 30, 1999, 1998, and 1997, respectively.

At April 30, 1999 and 1998, the Company had non-interest-bearing receivables of approximately $190,000 for advances to a company in which an officer of the Company is an investor. The balance has been recorded as an other long-term asset at April 30, 1999 and 1998. This outstanding receivable has been guaranteed by an officer of the Company.

During 1996, the Company invested $1,200 in exchange for a 12% limited partnership interest in Lighting Components, L.P. (LC) and invested $1,300 in Lighting Components, Inc., which is the general partner of LC, in exchange for 13% of its capital stock. At April 30, 1998, the Company had also made advances to LC in exchange for subordinated debentures and promissory notes totaling $280,000. Approximately $60,000 in subordinated debentures are due at various dates beginning on October 15, 2000, and approximately $220,000 of promissory notes are due on August 1, 2000. Both the subordinated debentures and promissory notes bear interest at 12% with interest payments beginning on August 1, 2000. The subordinated debentures and promissory notes totaling $280,000 were reserved to a net realizable value of $0 at April 30, 1998. The accrued interest on these subordinated debentures and promissory notes totaling approximately $88,000 is included in other long-term assets in the accompanying balance sheet. In addition, the Company also has miscellaneous and trade receivables recorded in

                          SigmaTron International, Inc.

the accompanying balance sheet from LC at April 30, 1999, totaling approximately $889,000.

9.  Related Party Transactions and Commitments (continued)

The Company's miscellaneous and trade receivables are secured by a security interest in substantially all of LC's assets. At April 30, 1999, the Company reduced the carrying value of assets recorded in the Company's balance sheet by approximately $550,000 to net realizable value. Accordingly, net assets in the accompanying balance sheet at April 30, 1999 and April 30, 1998, were:

                                                               Subordinated           Miscellaneous
                                                              Debentures and      and Trade Receivables
                                                             Promissory Notes
                                                            --------------------------------------------
April 30, 1998:
   Gross                                                         $ 280,000              $ 546,000
   Reserve                                                        (280,000)               (80,000)
                                                            --------------------------------------------
   Net                                                           $       -              $ 466,000
                                                            ============================================

April 30, 1999:
   Gross                                                         $ 280,000              $ 889,000
   Reserve                                                        (280,000)              (550,000)
                                                            --------------------------------------------
   Net                                                           $       -              $ 339,000
                                                            ============================================

10. Income Taxes

The income tax provision for the years ended April 30, 1999, 1998, and 1997 consists of the following:

                                                          1999               1998             1997
                                                     ---------------------------------------------------
Current:
   Federal                                             $  463,766          $292,536        $1,231,639
   State                                                   71,790            64,761           291,101
Deferred:
   Federal                                                450,917           (40,395)          333,761
   State                                                   66,311            (5,940)           49,083
                                                     ---------------------------------------------------
                                                       $1,052,784          $310,962        $1,905,584
                                                     ===================================================

                          SigmaTron International, Inc.

10. Income Taxes (continued)

The reasons for the differences between the income tax provision and the amounts computed by applying the statutory federal income tax rates to income before income tax expense for the years ended April 30, 1999, 1998, and 1997 are as follows:

                                                           1999            1998              1997
                                                     --------------------------------------------------
Income tax at statutory federal rate                    $  934,960       $284,530         $1,754,618
Effect of:
   State income taxes, net of federal tax benefit          127,046         38,663            238,421
   Other, net                                               (9,222)       (12,231)           (87,455)
                                                     --------------------------------------------------
                                                        $1,052,784       $310,962         $1,905,584
                                                     ==================================================

Significant temporary differences which result in deferred tax assets and deferred tax liabilities at April 30, 1999 and 1998 are as follows:

                                                                             1999             1998
                                                                       -------------------------------

Allowance for doubtful accounts                                          $   (21,450)       $      -
Inventory obsolescence reserve                                               129,285         129,285
Accruals not currently deductible                                             58,824          75,856
Inventory                                                                     64,914          58,891
Other                                                                        (84,059)        (45,244)
                                                                       -------------------------------
Net deferred tax asset                                                   $   147,514        $218,788
                                                                       ===============================

Gain on involuntary conversion                                           $  (441,480)       $      -
Machinery and equipment                                                   (1,002,926)        835,556
Other                                                                        286,946         (75,495)
                                                                       -------------------------------
Net deferred tax liability                                               $(1,157,460)       $760,061
                                                                       ===============================

11.  401(k) Retirement Savings Plan

The Company sponsors a 401(k) retirement savings plan which is available to all nonunion employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to the greater of 6% of the participant's compensation or $300. The Company contributed $46,954, $32,904, and $34,554 to the plan during the fiscal years ended April 30, 1999, 1998, and 1997, respectively. The Company paid total expenses of $10,960, $13,500, and $8,000 for the fiscal years ended

                          SigmaTron International, Inc.

April 30, 1999, 1998, and 1997, respectively, relating to costs associated with the Plan's administration.

12. Major Customers and Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.

For the year ended April 30, 1999, two customers accounted for 36% and 14% of net sales of the Company, and 32% and 4% of accounts receivable at April 30, 1999. For the year ended April 30, 1998, four customers accounted for 9%, 13%, 29%, and 9% of net sales of the Company, and 21%, 4%, 24%, and 11% of accounts receivable at April 30, 1998. For the year ended April 30, 1997, three customers accounted for 30%, 14%, and 11% of net sales of the Company, and 20%, 10%, and 4% of accounts receivable at April 30, 1997.

13. Leases

The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 1999:

                                                         Capital          Operating
                                                         Leases            Leases
                                                     --------------------------------

            2000                                       $2,690,004        $1,036,884
            2001                                        2,073,782           895,662
            2002                                        1,202,863           423,792
            2003                                          429,306           219,792
            2004                                          144,607           219,792
            Thereafter                                          -           176,496
                                                     --------------------------------
                                                        6,540,562        $2,972,418
                                                                   ==================
            Less:  Amounts representing interest          730,148
                                                     ---------------
                                                        5,810,414
            Less:  Current portion                      2,271,693
                                                     ---------------
                                                       $3,538,721
                                                     ===============

                          SigmaTron International, Inc.

13. Leases (continued)

The Company subleased the machinery and equipment relating to 13 of the above capital lease agreements to its affiliate, SMTU. These sublease agreements contain the same maturity dates as the original underlying lease agreements. The effective interest rates on these leases are approximately 2% higher than the effective interest rates (ranging from 9.85% to 12.35%) implicit in the original lease to cover various administrative expenses of the Company. The equipment lease receivables are collateralized by the underlying machinery and equipment. Management believes the machinery and equipment would be readily usable in the Company's manufacturing operations, if necessary.

Future minimum rentals to be received under subleases with SMTU with terms of one year or more are as follows:

                2000                                             $  1,230,768
                2001                                                  630,775
                2002                                                  526,908
                2003                                                  308,845
                2004                                                  213,308
                                                                 ------------
                                                                    2,910,604
                Less:  Amounts representing interest                  447,639
                                                                 ------------
                                                                 $  2,462,965
                                                                 ============

As a result of the uncertainty surrounding the timing of collection of these future minimum rentals, the Company has classified these equipment lease receivables as long-term at April 30, 1999.

Rent expense incurred under operating leases was $1,118,901, $714,027, and $557,456 for the years ended April 30, 1999, 1998, and 1997, respectively.

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

                          SigmaTron International, Inc.

14. Capital Stock

At April 30, 1999, authorized but unissued shares have been reserved for future issuance as follows:

                Stock Option Plans                                  698,500
                                                                 =============

15. Warrants and Stock Options

On February 9, 1994, the Company sold warrants, for nominal consideration, to purchase up to an aggregate of 55,000, 25,000, and 70,000 shares of common stock to certain underwriters, consultants, and directors, respectively. All warrants are exercisable during the five-year period commencing February 9, 1994. As of April 30, 1999, 35,000 warrants have expired and 115,000 warrants have been exercised.

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

The Committee approved grants to certain members of the Company's management effective February 9, 1994, of options to purchase all of the 625,000 shares of common stock available under the management option plan at an exercise price equal to $7.00. Of the options granted to management, options to purchase up to 200,000 shares of common stock will vest at a rate of 20% each year following the date of grant provided the optionee remains an employee of the Company. As of April 30, 1999 and 1998, management vested in options to purchase 200,000 and 160,000 shares, respectively. The remaining options to purchase up to 425,000 shares of common stock will vest only on the Company's attainment of certain earnings per share levels over the five fiscal years beginning with fiscal year 1995. None of these options became exercisable during fiscal year 1997 or 1996 as the earnings per share level goal was not met, and options to purchase 100,000 and 75,000 shares were forfeited in 1997 and 1996, respectively. On

                          SigmaTron International, Inc.

15. Warrants and Stock Options (continued)

June 11, 1997, options to purchase up to 425,000 shares of common stock were canceled (225,000 of these options had been forfeited prior to April 30, 1998) and returned to the pool of ungranted options to be granted as service-based options at a date to be determined by the Committee. On December 18, 1998, July 1, 1998, and July 1, 1997, 7,500, 50,500, and 352,000 service-based options, respectively, were granted at an exercise price of $7.38, $7.38, and $12.25, respectively.

The Company also has a stock option plan for the benefit of directors who are not salaried employees of the Company or full-time consultants to the Company. 73,500 shares of common stock were reserved for issuance upon exercise of such options. As of April 30, 1998, all options reserved for issuance under this plan have been granted. An option may be exercised at any time within ten years from the date of grant. On June 11, 1997, a new outside nonmanagement director option plan was adopted and later obtained shareholder approval to grant options to purchase up to 105,000 shares of common stock in a manner similar to the old plan. In September 1998 and 1997, 35,000 options were granted under this new plan at an exercise price equal to $4.25 and $14.50, respectively.

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

The Company's pro forma information follows:

                                                          1999               1998            1997
                                                     ------------------------------------------------
Net income                                             $1,697,101          $525,892       $3,255,058
Pro forma net income                                    1,558,152           302,389        3,167,740
Basic earnings per share                               $      .59          $    .18       $     1.16
Pro forma basic earnings per share                     $      .51          $    .10       $     1.13

                          SigmaTron International, Inc.

15. Warrants and Stock Options (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:

                                                        1999              1998             1997
                                                     ----------------------------------------------

Expected dividend yield                                 .0%               .0%              .0%
Expected stock price volatility                        0.608             0.512            0.529
Risk-free interest rate                                5.43%             6.31%            6.54%
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

                          SigmaTron International, Inc.

15. Warrants and Stock Options (continued)

A summary of the Company's stock option activity and related information for the years ended April 30 follows:

                                             1999                             1998                           1997
                                  -----------------------------------------------------------------------------------------------
                                                Weighted-Average                 Weighted-Average               Weighted-Average
                                    Options      Exercise Price      Options      Exercise Price      Options    Exercise Price
                                  -----------------------------------------------------------------------------------------------
Outstanding - Beginning of year     555,500         $10.88           374,500         $  7.13          549,000       $  7.06
Granted                              93,000           6.20           387,000           12.45           24,500         10.25
Exercised                                 -                           (6,000)           7.00          (99,000)         7.64
Forfeited                                 -                                -               -         (100,000)         7.00
Canceled                                  -                         (200,000)           7.00                -             -
                                  -----------                     -------------                    ------------
Outstanding - End of year           648,500          10.20           555,500           10.88          374,500          7.13
                                  ===========                     =============                    ============

Exercisable at end of year          207,100           8.77           163,500            8.89           94,500          7.50

Weighted-average  fair value of
options granted during the year                       3.50                              6.47                           5.40

Exercise prices for options outstanding as of April 30, 1999, ranged from $4.25 to $14.50 (50,500 and 7,500 of the options outstanding at April 30, 1999, have an exercise price of $7.38 with a remaining contractual life of 9.2 and 9.6 years, respectively, and 35,000 of the options outstanding at April 30, 1999, have an exercise price of $4.25 with a remaining contractual life of 9.4 years). The weighted-average remaining contractual life of all options outstanding at April 30, 1999, is 7.5 years.

                          SigmaTron International, Inc.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           1999              1998             1997
                                                     ---------------------------------------------------
Net income available to common stockholders             $1,697,101        $  525,892       $3,255,058
                                                     ===================================================

Weighted-average shares:
   Basic                                                 2,881,128         2,881,128        2,808,848
   Effect of dilutive warrants and stock options             3,600            91,264          131,441
                                                     ---------------------------------------------------
   Diluted                                               2,884,728         2,972,392        2,940,289
                                                     ===================================================

Basic earnings per share                                $      .59        $      .18       $     1.16
                                                     ===================================================

Diluted earnings per share                              $      .59        $      .18       $     1.11
                                                     ===================================================

Options to purchase 648,500 and 397,500 shares of common stock were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share for all or part of the year because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The 425,000 shares reserved for issuance under the management stock option plan in 1997 were not considered common stock equivalents as the earnings per share goals were not reached.

                          SigmaTron International, Inc.

                 Schedule II - Valuation and Qualifying Accounts



                                                    Balance at       Charges to       Charges to                      Balance at
                                                    Beginning         Costs and         Other                           End of
                Description                         of Period         Expenses         Accounts       Deductions        Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 1999:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts              $      -          $575,000           $ -          $      -         $575,000
       Reserve for obsolete inventory                331,500                 -             -                 -          331,500
       Reserve against note receivable               280,000                 -             -                 -          280,000

Year ended April 30, 1998:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                80,000                 -             -            80,000 (1)            -
       Reserve for obsolete inventory                331,500                 -             -                 -          331,500
       Reserve against note receivable                     -           280,000             -                 -          280,000

Year ended April 30, 1997:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts               492,126            80,000             -           492,126 (1)       80,000
       Reserve for obsolete inventory                411,500           (80,000)            -                 -          331,500


(1) Uncollectible accounts written off.