Form 10-Q
period 1999-07-31
SIGMATRON INTERNATIONAL INC
filed 1999-09-07
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 1999

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

On September 3, 1999 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART 1.      FINANCIAL INFORMATION:                                             Page No.
                                                                                --------
  Item 1.    Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets--July 31, 1999
                     and April 30, 1999                                             3

                 Condensed Consolidated Statements of Income--Three
                     Months Ended July 31, 1999 and 1998                            4

                 Condensed Consolidated Statements of Cash Flows--Three
                     Months Ended July 31, 1999 and 1998                            5

                 Notes to Condensed Consolidated Financial Statements               6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  8

  Item 3.    Quantitative and Qualitative Disclosures About
             Market Risks                                                           11


PART II.     OTHER INFORMATION

  Item 5.    Other Information                                                      12

  Item 6.    Exhibits and Reports on Form 8-K                                       12

                         SIGMATRON INTERNATIONAL, INC.
                          Consolidated Balance Sheets


                                                                     JULY 31,        April 30,
                                                                       1999             1999
                                                                   -----------      -----------
ASSETS                                                             (UNAUDITED)
Current assets:
  Cash                                                             $   149,855      $   280,071
  Accounts receivable, less allowance for doubtful
  accounts of $590,000 and $575,000 at July 31, 1999 and
  April 30, 1999, respectively                                      16,730,426       13,563,836
  Inventories                                                       16,899,079       16,240,502
  Prepaid                                                              637,354          498,675
  Deferred income taxes                                                147,514          147,514
  Receivable from insurance reimbursement                                             2,453,235
  Other receivables                                                    412,068        1,013,982
  Other assets                                                         496,494          366,220
                                                                   -----------      -----------

  Total current assets                                              35,472,790       34,564,035

  Machinery and equipment, net                                      13,292,520       13,434,789

Due from SMTU:
  Investment and advances                                              475,176          448,545
  Equipment receivable                                               4,204,038        4,201,823
  Other receivable                                                   1,189,569        1,511,372

  Other assets                                                       1,164,755        1,115,893
                                                                   -----------      -----------

  Total assets                                                     $55,798,848      $55,276,457
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                             7,716,066        8,003,377
  Trade accounts payable - Related parties                             735,012        1,256,000
  Accrued expenses                                                   1,602,683        1,721,932
  Income tax payable                                                   769,096          644,101
  Capital lease obligations                                          2,048,020        2,271,693
                                                                   -----------      -----------

  Total current liabilities                                         12,870,877       13,897,103


  Notes payable - Bank, less current portion                        19,149,373       17,382,681
  Capital lease obligations, less current portion                    3,075,396        3,538,721
  Deferred income taxes                                              1,157,460        1,157,460
                                                                   -----------      -----------

Total liabilities                                                   36,253,106       35,975,965

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                            -                -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding                 28,812           28,812
    at July 31, 1999 and April 30, 1999
  Capital in excess of par value                                     9,436,554        9,436,554
  Retained earnings                                                 10,080,376        9,835,126
                                                                   -----------      -----------

Total stockholders' equity                                          19,545,742       19,300,492

Total liabilities and stockholders' equity                         $55,798,848      $55,276,457
                                                                   ===========      ===========

See accompanying notes.

                         SigmaTron International, Inc.
                       Consolidated Statements Of Income
                                   Unaudited

                                                          THREE MONTHS      Three Months
                                                              ENDED             Ended
                                                          JULY 31, 1999     July 31, 1998
                                                          -------------     -------------
Net sales                                                   $20,185,936       $18,527,432
Cost of products sold                                        18,120,002        16,868,870
                                                          -------------     -------------

                                                              2,065,934         1,658,562


Selling and administrative expenses                           1,358,442         1,254,254

Operating income                                                707,492           404,308

Equity in net (income) loss of SMTU                             (26,632)           30,989
Interest expense - Banks and capital lease obligations          486,378           473,520
Interest income - SMTU and LC                                  (161,004)         (137,954)

                                                          -------------     -------------
Income before income tax expense                                408,750            37,753

Income tax expense                                              163,500            15,126
                                                          -------------     -------------

Net income                                                  $   245,250       $    22,627
                                                          =============     =============




Net income per common share - Basic                         $      0.09       $      0.01
                                                          =============     =============


Net income per common share - Assuming dilution             $      0.09       $      0.01
                                                          =============     =============

See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                       THREE MONTHS ENDED JULY 31,

                                                         1999               1998
                                                      -----------       -----------
OPERATING ACTIVITIES:
Net income                                            $   245,250       $    22,627
Adjustments to reconcile net income
to net cash used in operating activities:
     Depreciation                                         445,012           364,591
     Equity in net (income) loss of affiliate             (26,632)           30,989
     Provision for doubtful accounts                       15,000           -
Changes in operating assets and liabilities:
     Accounts receivable                               (3,181,590)        1,291,218
     Inventories                                         (658,577)         (403,899)
     Prepaid expenses                                    (138,679)           55,288
     Other assets                                         742,403          (500,807)
     Trade accounts payable                              (287,311)          627,906
     Trade accounts payable - related parties            (520,988)         (162,556)
     Accrued expenses                                    (119,245)         (302,230)
     Receivable from flood insurance proceeds           2,453,235           -
     Income tax payable                                   124,958            61,217
                                                      -----------       -----------

   Net cash used in operating activities                 (907,164)        1,084,344

INVESTING ACTIVITIES:
     Purchases of machinery and equipment                (302,746)         (168,697)
                                                      -----------       -----------

   Net cash used in investing activities                 (302,746)         (168,697)

FINANCING ACTIVITIES:
   Net payments under capital lease obligations          (686,998)         (522,532)
   Net proceeds under line of credit                    1,766,692          (645,950)
                                                      -----------       -----------

   Net cash provided by financing activities            1,079,694        (1,168,482)

   Change in cash                                        (130,216)         (252,835)
   Cash at beginning of period                            280,071           284,679
                                                      -----------       -----------

   Cash at end of period                              $   149,855       $    31,844
                                                      ===========       ===========


   See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1999.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                             July 31,          April 30,
                                               1999              1999
                                           -----------       -----------
                  Finished products        $ 1,169,868       $ 1,359,207
                  Work-in-process            1,440,481         1,709,482
                  Raw materials             14,288,730        13,171,813
                                           -----------       -----------
                                           $16,899,079       $16,240,502
                                           ===========       ===========

NOTE C - FLOOD DAMAGE IN DEL RIO, TEXAS AND ACUNA, MEXICO

In late August 1998, the Company's warehousing operations in Del Rio, Texas, and one of its manufacturing operations in Acuna, Mexico, were significantly damaged by a flash flood. The Company expedited replacement machinery and equipment inventory to its damaged facilities. The majority of the damaged equipment used in the manufacturing process was replaced with new equipment. The manufacturing operation in Acuna was running at preflood levels and all raw material issues created by the flood were resolved by December 1998.

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

NOTE D - SMT, UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate located in Fremont, California. At July 31, 1999 the Company has amounts due from SMTU of approximately $5,866,000. SMTU was profitable for the year ended April 30, 1999 and the quarter ended July 31, 1999. On August 26, 1999 SMTU entered into a new credit arrangement to support its working capital requirements. The revolving loan facility expires on August 26, 2001. The Company provided SMTU's lender with a guaranty of the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. The other outside limited partner of SMTU has agreed with the Company to be responsible for $1,000,000 of that liability.

NOTE E - LINE OF CREDIT - SUBSEQUENT EVENT

On August 26, 1999 the Company entered into a new credit arrangement which is comprised of a revolving loan facility and a term loan. Under the revolving loan facility, the Company may borrow certain percentages of the Company's accounts receivable and inventory, up to a maximum of $25.0 million. Outstanding borrowings under the revolving loan facility bear interest at the Company's option of either the London Interbank Offered Rate ("LIBOR") plus 2.25% or the bank's prime rate of interest. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth, net income and financial covenants. The revolving loan facility matures on August 26, 2001. The Company at its discretion can initiate an equipment term loan up to the maximum of $800,000 based on 80% of the orderly liquidation value of the Company's domestically located equipment. The term note is amortized over five years and if initiated matures on August 26, 2001 at prime plus 1/2 percent or the bank's cost of funds plus 2.25%.

NOTE F - LIGHTING COMPONENTS

The Company has an equity interest of 12% in Lighting Components. The Company has amounts due from Lighting Components of approximately $1,040,000 at July 31, 1999. In prior periods the Company had adjusted the carrying value of the Lighting Components assets on its books leaving approximately $491,000 of assets in the accompanying balance sheet at July 31, 1999. The Company has a security interest in substantially all of Lighting Component's assets.

Lighting Components distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. Field trials for Lighting Component's new product have been positive and the level of orders is increasing, which is critical to a turnaround in their financial performance.

NOTE G - PATENTS AND TRADEMARKS

The Company generally does not offer its own proprietary products but assembles custom products to the specifications of its customers. The Company relies primarily upon the patents, confidential designs and proprietary know-how of its customers and its own proprietary know-how in order to establish and maintain its competitive advantage. The Company owns no patents or registered trademarks. The Company relies on confidentiality agreements with its customers and its employees as well as other incentives to its employees to maintain its proprietary information. There can be no assurance that the steps taken by the Company will be adequate to protect its proprietary rights or that a competitor will not independently develop know-how or processes similar or superior to those of the Company.

The Company has recently received a Notice of Patent Infringement from Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Partnership") alleging that the Company is infringing certain patents claimed by the Lemelson Partnership.

The Company has retained patent counseling and is evaluating the Lemelson Partnership claims from the information received to date and plans to meet with them to better understand their claims. The Company will then evaluate the merits of their claims and, if appropriate, seek a license from the Lemelson Partnership to permit the Company to continue to operate as it has in the past. The Company believes that similar claims have been or will be made to a large number of companies in our industry, because the claims referred to in the notice involve processes standard to the Electronic Manufacturing Services industry.

Should the Company be required to seek a license from Lemelson there can be no assurance that a license could be obtained on acceptable terms, that litigation would not occur or that damages for the past infringement by the Company, if any, would not be material. In addition litigation, could result in substantial cost and diversion of resources of the Company. The failure to obtain necessary licenses from Lemelson or the advent of litigation with Lemelson could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continuing dependence on certain major customers; the Company's ability to obtain financing; the availability and cost of components; the anticipated seasonality of its business; the possibility of patent infringement; the timing and re-scheduling of customer orders for SigmaTron International, Inc. and SMT Unlimited and other risks and uncertainties set forth in the Company's periodic reports filed with the Securities and Exchange Commission including but not limited to, its Annual Report on Form 10-K and cautionary note contained therein for the fiscal year ended April 30, 1999. Any forward looking statements speak as of the date of this report and the Company makes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended July 31, 1999 to $20,185,936 from $18,527,432 for the three month period ended July 31, 1998. The increase in net sales is primarily due to additional sales to some of the Company's existing customers. The timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings and the Company expects such fluctuations to continue. Historically, the Company's highest level of sales are achieved in its second and third quarters. In the Electronic Manufacturing Services industry the sales level can be misleading as to whether or not a company is profitable and to what extent. Sales levels can fluctuate due to labor only orders compared to turnkey orders. Turnkey orders require the Company to procure the necessary components for assembly, which increases the selling price compared to labor only services. A turnkey order may have a higher selling price but may not be as profitable as a labor only order.

Gross profit increased during the three month period ended July 31, 1999 to $2,065,934 or 10.2% of net sales, compared to $1,658,562 or 9.0% of net sales for the same period in the prior fiscal year. The increase in gross product as a percent to net sales is primarily due to product mix.

Selling and administrative expenses increased to $1,358,442 or 6.7% of net sales for the three month period ended July 31, 1999 compared to $1,254,254 or 6.8% of net sales in the first quarter of fiscal 1999. The increase is primarily due to additional support personnel in purchasing, engineering, accounting and administrative departments.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 1999 was $486,378 compared to $473,520 for the same period in the prior year. This increase was attributable to a higher outstanding balance on the line of credit and interest expense for increased capital lease obligations.

As a result of the factors described above, net income increased to $245,250 for the three month period ended July 31, 1999 from $22,627 for the same period in the prior year. Basic and dilutive earnings per share for the first fiscal quarter of 2000 were $0.09 compared to $0.01 for the same period in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

LIQUIDITY AND CAPITAL RESOURCES:

For the three months ended July 31, 1999 the primary source of liquidity was cash provided by borrowings from the Company's secured lender. The net cash used in operations was $907,167 for the three months ended July 31, 1999 compared to net cash provided by operations of $1,084,344 for the same period in the prior year.

Net cash used in investing activities for the three months ended July 31, 1999 was $302,746 compared to $168,697 for the quarter ended July 31, 1998.

Net cash provided by financing activities was $1,079,694 for the three month period ended July 31, 1999 compared to net cash used in financing activities of $1,168,482 in the same period as last year.

To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, total approximately $2,436,000 for the first three months of fiscal 2000. The Company provides funding in U.S. dollars, which are exchanged to pesos as needed.

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

The Company has implemented a review process to ensure that the delivery of raw material and services will not be disrupted due to non-compliance by a key third party supplier. Communications with these suppliers have been favorable. The Company is receiving assurances that no interruptions of delivery for product or services will occur; however, the Company cannot ensure third parties will be compliant. Non-compliance by any supplier of products or services for a prolonged period could have an adverse effect on the Company and its results of operations and financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

The Company has developed a limited contingency plan as third party suppliers for components are customer-mandated. There can be no assurance the plan will fully mitigate any problems. Furthermore, there may be certain suppliers, such as utilities, telecommunication companies, or material vendors where alternative resources are limited or unavailable.

In addition, the Company cannot anticipate if a significant portion of its key customers or its banks will be Year 2000 compliant. The Company's customers' inability to process timely payments or the inability of the Company's bank to provide working capital could have an adverse effect on the Company's cash flow and liquidity. The Company cannot verify assurances provided by its customers or banks that they will be year 2000 compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not applicable

                          SIGMATRON INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                                  July 31, 1999


ITEM 5.  OTHER INFORMATION

The Company has received Notice of Patent Infringement from the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson"). Lemelson is alleging that the Company is infringing on certain patents and pending patent applications owned by Lemelson which cover machine vision, automatic identification operations and flexible manufacturing systems which are widely used in the manufacture of electronic assemblies and integrated circuits and in general in modern manufacturing enterprises. Over the years Lemelson has made similar claims against a large number of companies in SigmaTron's and other industries, many of which have been resolved to Lemelson's advantage. The Notice offers the Company a license which calls for certain royalty payments to be made to Lemelson for the continued use of the patents that the Company is allegedly infringing upon. Should the Company seek a license from Lemelson there can be no assurance that a license could be obtained on acceptable terms. If the Company does not seek a license litigation would occur. In addition litigation could result in substantial cost and diversion of resources of the Company. The failure to obtain necessary licenses from Lemelson or the advent of litigation with Lemelson could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has retained patent counsel, which is currently investigating Lemelson's claims and the appropriate course of action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data schedule (EDGAR version only)

(b)      No report on Form 8-K was filed during the quarter ended July 31, 1999.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                               9/7/99
-----------------------------------------------               ---------------
Gary R. Fairhead                                              Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                                 9/7/99
-----------------------------------------------               ---------------
Linda K. Blake                                                Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)