Form 10-Q
period 1999-10-31
SIGMATRON INTERNATIONAL INC
filed 1999-12-14
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 1999

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

On December 10, 1999 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

PART 1.      FINANCIAL INFORMATION:                                                  Page No.
                                                                                     --------
   Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets--October 31, 1999
                           and April 30, 1999                                            3

                    Consolidated Statements of Income--Six
                           Months Ended October 31, 1999 and 1998                        4

                    Consolidated Statements of Cash Flows--Six
                           Months Ended October 31, 1999 and 1998                        5

                    Notes to Consolidated Financial Statements                           6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       8

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risks                                                               11


PART II.     OTHER INFORMATION

   Item 5.   Other Information                                                          12

   Item 6.   Exhibits and Reports on Form 8-K                                           12

                         SIGMATRON INTERNATIONAL, INC.
                          Consolidated Balance Sheets


                                                                             OCTOBER 31,          April 30,
                                                                                 1999                1999
                                                                             (UNAUDITED)
                                                                             -----------         -----------
ASSETS
Current assets:
  Cash                                                                          $151,457            $280,071
  Accounts receivable, less allowance for doubtful
  accounts of $650,000 and $575,000 at October 31, 1999 and
  April 30, 1999, respectively                                                20,776,079          13,563,836
  Inventories                                                                 18,665,666          16,240,502
  Prepaid                                                                        431,013             498,675
  Deferred income taxes                                                          147,514             147,514
  Receivable from insurance reimbursement                                              -           2,453,235
  Other receivables                                                              374,036           1,013,982
  Other assets                                                                    83,288             366,220
                                                                             -----------         -----------
  Total current assets                                                        40,629,053          34,564,035
                                                                             ===========         ===========

  Machinery and equipment, net                                                13,457,071          13,434,789

Due from SMTU:
  Investment and advances                                                        523,532             448,545
  Equipment receivable                                                         4,204,038           4,201,823
  Other receivable                                                             1,140,376           1,511,372

  Other assets                                                                 1,535,541           1,115,893
                                                                             -----------         -----------
  Total assets                                                               $61,489,611         $55,276,457
                                                                             ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                       9,943,437           8,003,377
  Trade accounts payable - Related parties                                     2,163,203           1,256,000
  Accrued expenses                                                             1,594,861           1,721,932
  Income tax payable                                                           1,177,531             644,101
  Capital lease obligations                                                    1,846,226           2,271,693
                                                                             -----------         -----------
  Total current liabilities                                                   16,725,258          13,897,103


  Notes payable - Bank, less current portion                                  20,706,258          17,382,681
  Capital lease obligations, less current portion                              2,621,789           3,538,721
  Deferred income taxes                                                        1,157,460           1,157,460
                                                                             -----------         -----------
Total liabilities                                                             41,210,765          35,975,965

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                            -                   -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding                           28,812              28,812
    at October 31, 1999 and April 30, 1999
  Capital in excess of par value                                               9,436,554           9,436,554
  Retained earnings                                                           10,813,480           9,835,126
                                                                             -----------         -----------
Total stockholders' equity                                                    20,278,846          19,300,492

Total liabilities and stockholders' equity                                   $61,489,611         $55,276,457
                                                                             ===========         ===========


See accompanying notes.

                         SigmaTron International, Inc.
                       Consolidated Statements Of Income
                                   Unaudited

                                                          Three Months        Three Months         Six Months         Six Months
                                                              Ended               Ended              Ended              Ended
                                                        October 31, 1999    October 31, 1998    October 31, 1999   October 31, 1998
                                                        ----------------    ----------------    ----------------   ----------------
Net sales                                                    $27,185,252         $23,036,784         $47,371,188        $41,564,216
Cost of products sold                                         23,788,357          20,621,519          41,908,359         37,490,389
                                                             -----------         -----------         -----------        -----------
                                                               3,396,895           2,415,265           5,462,829          4,073,827


Selling and administrative expenses                            1,664,853           1,339,574           3,023,295          2,593,828
                                                             -----------         -----------         -----------        -----------
Operating income                                               1,732,042           1,075,691           2,439,534          1,479,999

Equity in net (income) loss of affiliate                         (48,356)             63,357             (74,987)            94,346
Interest expense - Banks and capital lease obligations           559,510             477,588           1,045,887            951,108
Interest income - Related parties                               (146,784)           (162,819)           (307,788)          (300,773)
                                                             -----------         -----------         -----------        -----------
Income before income tax expense and extraordinary item        1,367,672             697,565           1,776,422            735,318

Income tax expense                                               547,068             279,032             710,568            294,158
                                                             -----------         -----------         -----------        -----------
Income before extraordinary item                                 820,604             418,533           1,065,854            441,160

Extraordinary item - extinguishment of debt, net of
taxes $58,333                                                     87,500                   -              87,500                  -
                                                             -----------        ------------        ------------       ------------
Net income                                                       733,104             418,533             978,354            441,160
                                                             ===========        ============        =============      ============

Net income per common share - Basic                                $0.25               $0.15               $0.34              $0.15
                                                             ===========        ============        ============       ============

Net income per common share - diluted                              $0.25               $0.15               $0.34              $0.15
                                                             ===========        ============        ============       ============

Weighted average number of common shares
outstanding - basic and diluted                                2,881,227           2,881,227           2,881,227          2,881,227
                                                             ===========        ============        ============       ============


See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                              SIX MONTHS ENDED OCTOBER 31,

                                                               1999                1998
                                                            -----------         -----------
OPERATING ACTIVITIES:
Net income                                                  $   978,354         $   441,160
Adjustments to reconcile net income
to net cash used in operating activities:
     Depreciation                                               867,551             696,218
     Equity in net (income) loss of affiliate                   (74,987)             94,346
     Provision for doubtful accounts                             75,000             -
     Provision for inventory obsolescence                        50,000             -
Changes in operating assets and liabilities:
     Accounts receivable                                     (7,287,243)         (3,812,454)
     Inventories                                             (2,475,164)         (1,749,489)
     Prepaid expenses                                            67,662            (771,007)
     Other assets                                               872,011            (919,515)
     Trade accounts payable                                   1,940,060           5,016,054
     Trade accounts payable - related parties                   907,203            (416,065)
     Accrued expenses                                          (127,071)           (145,873)
     Receivable from flood insurance proceeds                 2,453,235             -
     Income tax payable                                         533,430             340,619
                                                            -----------         -----------
   Net cash used in operating activities                     (1,219,959)         (1,226,006)

INVESTING ACTIVITIES:
     Purchases of machinery and equipment                      (889,833)           (430,381)
                                                            -----------         -----------
   Net cash used in investing activities                       (889,833)           (430,381)

FINANCING ACTIVITIES:
   Net payments under capital lease obligations              (1,342,399)         (1,071,993)
   Net proceeds under line of credit                          3,323,577           2,522,213
                                                            -----------         -----------
   Net cash provided by financing activities                  1,981,178           1,450,220

   Change in cash                                              (128,614)           (206,167)
   Cash at beginning of period                                  280,071             284,679
                                                            -----------         -----------
   Cash at end of period                                    $   151,457         $    78,512
                                                            ===========         ===========

   See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1999.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                          October 31,      April 30,
                                              1999           1999
                                          -----------     -----------
                    Finished products     $ 1,569,326     $ 1,359,207
                    Work-in-process         1,158,695       1,709,482
                    Raw materials          15,937,645      13,171,813
                                          -----------     -----------
                                          $18,665,666     $16,240,502
                                          ===========     ===========


NOTE C - SMT UNLIMITED L.P.

The Company owns approximately 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate located in Fremont, California. At October 31, 1999 the Company has amounts due from SMTU of approximately $5,865,000. SMTU was profitable for the year ended April 30, 1999 and for the six months ended October 31, 1999.

NOTE D - LIGHTING COMPONENTS

The Company has an equity interest of 12% in Lighting Components L.P. The Company has amounts due from Lighting Components of approximately $1,349,923 at October 31, 1999. In prior periods the Company had reduced the carrying value of the Lighting Components assets on its books leaving approximately $800,000 of assets in the accompanying balance sheet at October 31, 1999. The Company has a security interest in substantially all of Lighting Component's assets.

Lighting Components distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. Field trials for Lighting Component's new product have been positive and the level of orders is increasing, which is critical to a turnaround in its financial performance.

NOTE E - PATENTS AND TRADEMARKS

The Company generally does not produce its own proprietary products but assembles custom products to the specifications of its customers. The Company relies primarily upon the patents, confidential designs and proprietary know-how of its customers and its own proprietary know-how in order to establish and maintain its competitive advantage. The Company owns no patents or registered trademarks. The Company relies on confidentiality agreements with its customers and its employees as well as other incentives to its employees to maintain its proprietary information. There can be no assurance that the steps taken by the Company will be adequate to protect its proprietary rights or that a competitor will not independently develop know-how or processes similar or superior to those of the Company.

The Company has received a Notice of Patent Infringement from Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Partnership") alleging that the Company is infringing certain patents claimed by the Lemelson Partnership.

The Company has retained patent counsel and is evaluating the merits of the Lemelson Partnership claims. If appropriate, the Company will seek a license from the Lemelson Partnership to permit the Company to continue to operate as it has in the past. The Company believes that similar claims have been made to a large number of companies in its industry, because the claims referred to in the Notice involve processes standard to the Electronic Manufacturing Services industry.

Should the Company be required to seek a license from the Lemelson Partnership there can be no assurance that a license could be obtained on acceptable terms, that litigation would not occur or that damages for the past infringement by the Company, if any, would not be material. In addition litigation, could result in substantial cost and diversion of resources of the Company. The failure to obtain necessary licenses from the Lemelson Partnership or the advent of litigation with the Lemelson Partnership could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE F - LOAN AND SECURITY AGREEMENT

On August 25, 1999 the Company entered into a new credit arrangement, which is comprised of a revolving loan facility and term loan. Under the terms of the agreement with the prior bank a prepayment penalty was due for early extinguishment of the debt. The prepayment penalty in the amount of $87,500, net of taxes of $58,333 was recognized as an extraordinary expense in the second quarter of fiscal 2000.

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

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended October 31, 1999 to $27,185,252 from $23,036,784 for the three month period ended October 31, 1998. The increase in net sales is primarily due to additional sales to some of the Company's existing customers. The timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings and the Company expects such fluctuations to continue. Historically, the Company's highest level of sales are achieved in its second and third quarters. During the first six months of fiscal 2000 net sales increased to $47,371,188 from $41,564,216 compared to the same period in the prior year. In the Electronic Manufacturing Services industry the sales level can be misleading as to whether or not a company is profitable and to the extent of profitability. Sales levels can fluctuate due to labor only orders compared to turnkey orders. Turnkey orders require the Company to procure the necessary components for assembly, which increases the selling price compared to labor only services. A turnkey order may have a higher selling price but may not be as profitable as a labor only order.

Gross profit increased during the three month period ended October 31, 1999 to $3,396,895, or 12.5% of net sales, compared to $2,415,265 or 10.5% of net sales for the same period in the prior fiscal year. For the six month period ended October 31, 1999, gross profits increased from $4,073,827 or 9.8% of net sales, to $5,462,829 or 11.5% of net sales. The variation in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

gross profit for the six months ended October 31, 1999 is primarily related to the increase in net sales and product mix.

Selling and administrative expenses increased to $1,664,853 or 6.1% of net sales for the three month period ended October 31, 1999 compared to $1,339,574 or 5.8% of net sales in the second quarter of fiscal 1999. The increase is due to legal fees in connection with securing a new credit facility, as well as an increase in the allowance for doubtful account reserve and a bonus accrual. Selling and administrative expense for the six month period ended October 31, 1999 increased as a percent of net sales to 6.4% from 6.2% for the same period in the prior fiscal year as result of the same factors.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 1999 was $559,510 compared to $477,588 for the same period in the prior year. This increase is attributable to a higher outstanding balance on the line of credit. For the six month period ended October 31, 1999 interest expense for bank and capital lease obligations increased to $1,045,887 compared to $951,108 for the same period in fiscal 1999. This increase was attributable to a higher outstanding balance on the line of credit and interest expense for increased capital lease obligations.

During the three month period ended October 31, 1999 an extraordinary item for the early extinguishment of debt was recorded in the amount of $87,500, net of taxes of $58,333.

As a result of the factors described above, net income increased to $733,104 for the three month period ended October 31, 1999 from $418,533 for the same period in the prior year. Basic and diluted earnings per share for the second fiscal quarter of 2000 were $0.25 compared to $0.15 for the same period in the prior year. For the first six months of fiscal 2000 net income increased $978,354 compared to $441,160 for the same period in the prior year. Basic and diluted earnings per share for the six month period ended October 31, 1999 were $0.34 compared to $0.15 for the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended October 31, 1999 the primary source of liquidity was cash provided by borrowings from the Company's secured lender and net income from operations. The net cash used in operations was $1,219,959 for the six months ended October 31, 1999 compared $1,226,006 for the same period in the prior year.

Net cash used in financing activities was $889,833 for the six month period ended October 31, 1999 compared to $430,381 in the prior year. Net proceeds under the line of credit increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

to $3,323,577 for the six months ended October 31, 1999 from $2,522,213 for the six months ended October 31, 1998.

To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations are depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, total approximately $4,815,000 for the six month period. The Company provides funding in U.S. dollars, which are exchanged to pesos as needed.

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

The Company has developed a limited contingency plan. However, third party suppliers for components are customer-mandated. There can be no assurance the plan will fully mitigate any problems. Furthermore, there may be certain suppliers, such as utilities, telecommunication companies, or material vendors where alternative sources are limited or unavailable.

In addition, the Company cannot be certain whether or to what extent its key customers or its banks will be Year 2000 compliant. The Company's customers' inability to process timely payments or the inability of the Company's bank to provide working capital could have an adverse effect on the Company's cash flow and liquidity. The Company cannot verify assurances provided by its customers or banks that they will be year 2000 compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not applicable

                          SIGMATRON INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                                October 31, 1999


ITEM 5.  OTHER INFORMATION

The Company has received Notice of Patent Infringement from the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson"). Lemelson is alleging that the Company is infringing on certain patents and pending patent applications owned by Lemelson which cover machine vision, automatic identification operations and flexible manufacturing systems which are widely used in the manufacture of electronic assemblies and integrated circuits and in general in modern manufacturing enterprises. Over the years Lemelson has made similar claims against a large number of companies in SigmaTron's and other industries, many of which have been resolved to Lemelson's advantage. The Notice offers the Company a license which calls for certain royalty payments to be made to Lemelson for the continued use of the patents that the Company is allegedly infringing upon. Should the Company seek a license from Lemelson there can be no assurance that a license could be obtained on acceptable terms. If the Company does not seek a license Lemelson may file suit against the Company to enforce the rights it asserts to those patents. Any litigation could result in substantial cost and diversion of resources of the Company. The failure to obtain necessary licenses from Lemelson or the advent of litigation with Lemelson could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has retained patent counsel, which is currently investigating Lemelson's claims and the appropriate course of action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data schedule (EDGAR version only)

(b) Exhibit 10.26 - Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank dated August 25, 1999 filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999.

(c) No report on Form 8-K was filed during the quarter ended October 31, 1999.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                         12/14/99
------------------------------------------------      ---------------------
Gary R. Fairhead                                      Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                           12/14/99
------------------------------------------------      ---------------------
Linda K. Blake                                        Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)