Form 10-Q
period 2000-01-31
SIGMATRON INTERNATIONAL INC
filed 2000-03-14
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2000

                         Commission File Number 0-23248


                          SigmaTron International, Inc.
--------------------------------------------------------------------------------

(Exact Name of Registrant, as Specified in its Charter)
      Delaware                                                          36-3918470
------------------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer
                                                                    Identification Number)


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

On March 14, 2000 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART 1.         FINANCIAL INFORMATION:                                                           Page No.
                                                                                                 --------
     Item 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets-January 31, 2000
                             and April 30, 1999                                                       3

                      Consolidated Statements of Income-Nine
                           Months Ended January 31, 2000 and 1999                                     4
                      Consolidated Statements of Cash Flows-Nine
                             Months Ended January 31, 2000 and 1999                                   5

                      Notes to Consolidated Financial Statements                                      6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                 7

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risks                                                                         10


PART II.        OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders                                  10

     Item 5.    Other Information                                                                    11

     Item 6.    Exhibits and Reports on Form 8-K                                                     11

                         SIGMATRON INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                  JANUARY 31,           APRIL 30,
                                                                    2000                  1999
                                                                 (UNAUDITED)
                                                                 -----------           -----------
ASSETS
Current assets:                                                  $     2,500           $   280,071
  Cash
  Accounts receivable, less allowance for doubtful
  accounts of $671,980 and $575,000 at January 31, 2000
  and April 30, 1999, respectively                                18,818,509            13,563,836
  Inventories                                                     17,786,982            16,240,502
  Prepaid                                                            702,716               498,675
  Deferred income taxes                                              147,514               147,514
  Receivable from insurance reimbursement                                  -             2,453,235
  Other receivables                                                  268,765             1,013,982
  Other assets                                                       204,347               366,220
                                                                 -----------           -----------
  Total current assets                                            37,931,333            34,564,035
                                                                 ===========           ===========

  Machinery and equipment, net                                    13,301,735            13,434,789

Due from SMTU:
  Investment and advances                                            701,732               448,545
  Equipment receivable                                             4,204,038             4,201,823
  Other receivable                                                 1,316,298             1,511,372

  Other assets                                                       897,834             1,115,893
                                                                 -----------           -----------
  Total assets                                                   $58,352,970           $55,276,457
                                                                 ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                           8,769,525             8,003,377
  Trade accounts payable - Related parties                         1,276,327             1,256,000
  Accrued expenses                                                 1,617,500             1,721,932
  Income tax payable                                                  15,524               644,101
  Capital lease obligations                                        1,822,890             2,271,693
                                                                 -----------           -----------
  Total current liabilities                                       13,501,766            13,897,103

  Notes payable - Bank, less current portion                      20,713,405            17,382,681
  Capital lease obligations, less current portion                  2,158,549             3,538,721
  Deferred Income taxes                                            1,157,460             1,157,460
                                                                 -----------           -----------
Total liabilities                                                 37,531,180            35,975,965

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 per value; 500,000 shares
    authorized, none issued and outstanding                                -                     -
  Common stock, $.01 par value; 8,000,000 shares
    authorized, 2,881,227 shares issued and outstanding
    at January 31, 2000 and April 30, 1999                            28,812                28,812
  Capital in excess of par value                                   9,436,554             9,436,554
  Retained earnings                                               11,356,424             9,835,126
                                                                 -----------           -----------
Total stockholders' equity                                        20,821,790            19,300,492

Total liabilities and stockholders' equity                       $58,352,970           $55,276,457
                                                                 ===========           ===========

See accompanying notes.

                          SigmaTron International, Inc.
                        Consolidated Statements Of Income
                                    Unaudited

                                                         Three Months       Three Months      Nine Months       Nine Months
                                                             Ended             Ended            Ended              Ended
                                                       January 31, 2000   January 31, 1999  January 31, 2000  January 31, 1999
                                                       ----------------   ----------------  ----------------  ----------------
Net sales                                                 $ 24,972,991      $ 23,019,878      $ 72,344,179      $ 64,584,094
Cost of products sold                                       23,146,272        21,171,334        65,054,631        58,661,723
                                                          ------------      ------------      ------------      ------------
                                                             1,826,719         1,848,544         7,289,548         5,922,371


Selling and administrative expenses                          1,411,479         1,484,456         4,493,107         4,078,296
                                                          ------------      ------------      ------------      ------------
Operating income                                               415,240           364,088         2,796,441         1,844,075

Equity in net (income) loss of affiliate                      (178,200)           (4,404)         (253,187)           89,935
Interest expense -  Banks and capital lease obligations        572,779           547,401         1,618,666         1,498,509
Interest income -  Related parties                            (158,564)         (148,094)         (466,352)         (448,836)
Gain on flood proceeds                                            --            (436,948)                -          (436,948)
                                                          ------------      ------------      ------------      ------------
Income before income tax expense and extraordinary item        179,225           406,133         1,897,314         1,141,415

Income tax expense                                            (363,751)          162,456           288,484           456,578
                                                          ------------      ------------      ------------      ------------
Income before extraordinary item                               542,976           243,677         1,608,830           684,837

Extraordinary item - extinguishment of debt, net of
taxes of $58,333                                                     -                 -            87,500                 -
                                                          ------------      ------------      ------------      ------------
Net income                                                     542,976           243,677         1,521,330           684,837
                                                          ============      ============      ============      ============

Net income per common share - basic                       $       0.19      $       0.08      $       0.53      $       0.24
                                                          ============      ============      ============      ============

Net income per common share - diluted                     $       0.19      $       0.08      $       0.53      $       0.24
                                                          ============      ============      ============      ============

Weighted average number of common shares
outstanding - basic                                          2,881,227         2,881,227         2,881,227         2,881,227
                                                          ============      ============      ============      ============

Weighted average number of common shares
outstanding - diluted                                        2,883,921         2,881,227         2,881,227         2,881,227
                                                          ============      ============      ============      ============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                          NINE MONTHS ENDED JANUARY 31,

                                                                2000          1999
                                                           -----------    -----------
OPERATING ACTIVITIES:
Net income                                                 $ 1,521,330    $   684,837
Adjustments to reconcile net income
to net cash used in operating activities:
     Depreciation                                            1,341,703      1,116,472
     Equity in net (income) loss of affiliate                 (253,187)        89,935
     Provision for doubtful accounts                            96,960              -
     Provision for inventory obsolescence                       50,000        250,000
Changes in operating assets and liabilities:
     Accounts receivable                                    (5,351,633)    (9,719,674)
     Inventories                                            (1,596,480)      (688,793)
     Prepaid expenses                                         (204,041)      (751,815)
     Other assets                                            1,318,012     (2,846,705)
     Trade accounts payable                                    766,148      7,766,405
     Trade accounts payable - related parties                   20,327       (648,396)
     Accrued expenses                                         (104,432)      (175,679)
     Receivable from flood insurance proceeds                2,453,235              -
     Income tax payable                                       (628,577)       503,100
                                                           -----------    -----------
     Net cash used in operating activities                    (570,635)    (4,420,313)

INVESTING ACTIVITIES:
     Purchases of machinery and equipment                   (1,208,685)    (2,021,098)
     Proceeds from insurance advances                                -      5,500,000
     Proceeds from gain on insurance                                 -        563,318
                                                           -----------    -----------
     Net cash (used in) provided by investing activities    (1,208,685)     4,042,220

FINANCING ACTIVITIES:
     Net payments under capital lease obligations           (1,828,975)    (1,717,284)
     Net proceeds under line of credit                       3,330,724      1,857,124
                                                           -----------    -----------
     Net cash provided by financing activities               1,501,749        139,840

     Change in cash                                           (277,571)      (238,253)
     Cash at beginning of period                               280,071        284,679
                                                           -----------    -----------
     Cash at end of period                                 $     2,500    $    46,426
                                                           ===========    ===========


See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 1999.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                                                        January 31,         April 30,
                                                                           2000               1999
                                                                        -----------       -----------
                                    Finished products                   $ 2,096,213       $ 1,359,207
                                    Work-in-process                       1,451,251         1,709,482
                                    Raw materials                        14,239,518        13,171,813
                                                                         ----------        ----------
                                                                        $17,786,982       $16,240,502


NOTE C - SMT UNLIMITED L.P.

The Company owns approximately 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate located in Fremont, California. At January 31, 2000 the Company has amounts due from SMTU of approximately $6,222,000. SMTU was profitable for the year ended April 30, 1999 and for the nine months ended January 31, 2000.

NOTE D - LIGHTING COMPONENTS

The Company has an equity interest of 12% in Lighting Components L.P. The Company has amounts due from Lighting Components of approximately $1,523,750 at January 31, 2000. In prior periods the Company reduced the carrying value of its investment in Lighting Components to approximately $975,000 in the accompanying balance sheet at January 31, 2000. The Company has a security interest in substantially all of Lighting Component's assets.

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

The Company has obtained a license from the Lemelson Medical, Education & Research Foundation, Limited Partnership (Lemelson) to permit the Company to continue to operate as it has in the past. The Company expensed in the third fiscal quarter the initial license fee amount and will expense in subsequent periods the balance of the license fee. The license fees over the life of the agreement will not have a material impact on the Company's financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continuing dependence on certain major customers; the Company's ability to obtain financing; the availability and cost of components; the anticipated seasonality of its business; the timing and re-scheduling of customer orders for the Company and its affiliate and other risks and uncertainties set forth in the Company's periodic reports filed with the Securities and Exchange Commission including but not limited to, its Annual Report on Form 10-K and cautionary note contained therein for the fiscal year ended April 30, 1999. Any forward looking statements speak as of the date of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

-con't

this report and the Company makes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended January 31, 2000 to $24,972,991 from $23,019,878 for the three month period ended January 31, 1999. The increase in net sales is primarily due to additional sales to some of the Company's existing customers. The timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings and the Company expects such fluctuations to continue. Historically, the Company's highest level of sales are achieved in its second and third quarters. During the first nine months of fiscal 2000 net sales increased by 10.7% to $72,344,179 from $64,584,094 compared to the same period in the prior year. The increase in sales is the result of additional sales to existing customers and new customers. In the Electronic Manufacturing Services industry the sales level can be misleading as an indication of the Company's profitability. Sales levels can fluctuate due to labor only orders compared to turnkey orders. Turnkey orders require the Company to procure the necessary components for assembly, which increases the selling price compared to labor only services. A turnkey order may have a higher selling price but may not be as profitable as a labor only order.

Gross profit decreased slightly during the three month period ended January 31, 2000 to $1,826,719, compared to $1,848,544 for the same period in the prior fiscal year. For the nine month period ended January 31, 2000, gross profits increased to $7,289,548 or 10.1% of net sales from $5,922,371 or 9.2% of net sales. The variation in gross profit for the nine months ended January 31, 2000 is primarily related to the increase in net sales and product mix.

Selling and administrative expenses decreased to $1,411,479 or 5.7% of net sales for the three month period ended January 31, 2000 compared to $1,484,456 or 6.5% of net sales in the third quarter of fiscal 1999. Selling and administrative expense for the nine month period ended January 31, 2000 increased to $4,493,107 from $4,078,296 for the same period in the prior fiscal year. The increase for the nine month period is due to an increase in the allowance for doubtful account reserve as well as the patent license expense and a bonus accrual.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2000 was $572,779 compared to $547,401 for the same period in the prior year. This increase is attributable to a higher outstanding balance on the line of credit and a higher interest rate. For the nine month period ended January 31, 2000 interest expense for bank and capital lease obligations increased to $1,618,666 compared to $1,498,509 for the same period in fiscal 1999. This increase was attributable to a higher outstanding balance on the line of credit, a higher interest rate and interest expense for increased capital lease obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

-con't

In the third quarter of fiscal 1999 a gain on flood proceeds of $563,000 was recorded. This gain distorts the quarterly comparison for the third quarter of the current fiscal year to fiscal 1999.

The reduction in income tax expense during the quarter ended January 31, 2000 was the result of the finalization of certain transfer pricing accounting.

During the nine month period ended January 31, 2000 an extraordinary item for the early extinguishment of debt was recorded in the amount of $87,500, net of taxes of $58,333.

As a result of the factors described above, basic and diluted earnings per share for the third fiscal quarter of 2000 were $0.19 compared to $0.08 for the same period in the prior year. For the first nine months of fiscal 2000 basic and diluted earnings per share were $0.53 compared to $0.24 for the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended January 31, 2000 the primary source of liquidity was cash provided by borrowings from the Company's secured lender and net income from operations. The net cash used in operations was $570,635 for the nine months ended January 31, 2000 compared $4,420,313 for the same period in the prior year.

Net cash provided by financing activities was $1,501,749 for the nine month period ended January 31, 2000 compared to $139,840 in the prior year. Net proceeds under the line of credit increased to $3,330,724 for the nine months ended January 31, 2000 from $1,857,124 for the nine months ended January 31, 1999.

YEAR 2000 COMPLIANCE:

The Company uses computer software programs and operating systems in its internal operations, including information technology (IT) and non-IT systems. To date the Company has incurred approximately $30,000 of expense in year 2000 compliance issues. The Company does not anticipate that current or future cost related to the year 2000 issue will have a material impact on its financial condition.

The Company relies on major distributors, suppliers, customers, vendors, and financial service organizations which may not be year 2000 compliant. To date neither the Company or outside service organizations has experienced any major problems. Due to the general uncertainty

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

inherent in the year 2000 readiness of third-parties the Company cannot ensure reliance on third-parties will not affect its operations and business, or expose it to third-party liability.

The foregoing is a year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not applicable


                          SIGMATRON INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                                January 31, 2000



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 1999, the Company held its 1999 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2002 Annual Meeting of Stockholders: Gary R. Fairhead, Franklin D. Sove and Dilip S. Vyas. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

            Nominee                For           Against        Abstained
            -------                ---           -------        ---------

     Gary R. Fairhead          2,526,379         31,000               0
     Franklin D. Sove          2,526,379         31,000               0
     Dilip S. Vyas             2,526,379         31,000               0

The stockholders also voted to approve the ratification of the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year April 30, 2000. 2,529,157 shares were cast for such selection, 16,622 shares were cast against such selection, and 11,600 shares abstained.

ITEM 5.           OTHER INFORMATION

In the third quarter the Company entered into a license agreement with Lemelson, which resolves the patent infringement claims

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data schedule (EDGAR version only)

(b) No report on Form 8-K was filed during the quarter ended January 31, 2000.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                            3/14/00
-----------------------------------------------              -------------------
Gary R. Fairhead                                              Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                              3/14/00
------------------------------------------------              ------------------
Linda K. Blake                                                Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)