Form 10-K405
period 2000-04-30
SIGMATRON INTERNATIONAL INC
filed 2000-07-26
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     X    Annual Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the fiscal year ended April 30, 2000

                                       or

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2000 (based on the closing sale price as reported by Nasdaq National Market as of such date) was approximately $10,800,000.

The number of outstanding shares of the registrant's Common Stock, as of July 21, 2000, was 2,881,227.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2000, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

         ITEM 1.    BUSINESS                                               3
         ITEM 2.    PROPERTIES                                            11
         ITEM 3.    LEGAL PROCEEDINGS                                     13
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   13
         ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT                  13

PART II

         ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS                          14
         ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA                  15
         ITEM 7.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS                 15
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISKS                                   20
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           20
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE                  21

PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    21
         ITEM 11.   EXECUTIVE COMPENSATION                                21
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT                                       21
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        21

PART IV

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K                                          22

SIGNATURES                                                                26

                                     PART 1



ITEM 1.  BUSINESS

CAUTIONARY NOTE:

     In addition to historical financial information, this discussion of SigmaTron International, Inc.'s ("Company") business and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions and the ability of the Company to manage its growth and secure financing. These and other factors which may affect the Company's future business and results of operations are identified throughout this Annual Report on Form 10-K and in the prospectus issued in connection with the Company's February 1994 initial public offering of securities (Registration No. 33-72100), and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW

     The Company is an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company offers its customers are (1) automatic and manual assembly and testing of OEM products and subassemblies, (2) material sourcing and procurement, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

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

     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Las Vegas, Nevada; and Acuna, Mexico. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Las Vegas, Nevada, Acuna Mexico, and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama. In addition, the Company's 42.5% owned affiliate, SMT Unlimited L.P. (SMTU), provides electronic manufacturing services in Fremont, California.

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

     Manufacturing and Related Services. As its customers experience greater competition and shorter product life cycles in their respective industries, the Company has responded by expanding its prototype services. The Company also provides quick-turnaround, turnkey prototype services at all of its locations, with an emphasis on this service through dedicated resources at the Company's Elk Grove Village facility and through SMTU.

     Materials Procurement. The Company is primarily a turnkey manufacturer and directly sources all, or a substantial portion, of the components necessary for its product assemblies, rather than receiving the raw materials from its customers on consignment. Material procurement includes the purchasing, management, storage and delivery of raw components required for the manufacture or assembly of a customer's product based upon the customer's orders. The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness, or as directed by its customers. Raw materials used in the assembly and manufacture of printed circuit boards and electronic assemblies are generally available from several suppliers, unless restricted by the customer.

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

     The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers because it believes that SMT will not entirely eliminate the need for PTH technology. The Company believes that OEMs with products not limited by internal space constraints will continue to favor PTH over SMT. Through SMTU, SigmaTron possesses ball grid array ("BGA") technology and fine pitch SMT, which is used for more complex circuit boards required to perform at higher speeds.

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

     Warehousing and Distribution. In response to the needs of select customers, the Company has the ability to provide in-house warehousing, shipping and receiving and customer brokerage services in Del Rio, Texas for goods manufactured or assembled in Mexico and for goods manufactured for a customer in Huntsville, Alabama. The Company also has the ability to provide custom-tailored delivery schedules to fulfill the just-in-time inventory needs of its customers.

MARKETS AND CUSTOMERS

     SigmaTron's customers are in the consumer electronics, gaming, industrial electronics, fitness, telecommunications, automotive and home appliance industries. As of April 30, 2000, the Company had approximately 130 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

------------------------------ ----------------------------------------- ----------------------------------------------
                                                                                     PERCENT OF NET SALES
------------------------------ ----------------------------------------- ----------------------------------------------
                                               TYPICAL                       FISCAL         FISCAL          FISCAL
MARKETS                                    OEM APPLICATION                    1998           1999            2000
-------                                    ---------------                    ----           ----            ----

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Consumer Electronics           Carbon monoxide detectors,                    37.9%           39.0%          29.8%
                               dart board games

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Industrial Electronics         Blower motors, elevators                      14.2            16.8           20.3

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Fitness                        Treadmills, exercise bikes                    13.3            13.7           18.4

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Gaming                         Slot machines, lighting displays              22.0            18.9           17.6

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Appliances                     Irons, toasters, ranges and dryers             5.1             5.0            7.2

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Telecommunications             Pagers, microphones and modems                 5.1             3.9            3.9

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Automotive                     Automobile interior lighting                   2.4             2.7            2.8

------------------------------ ----------------------------------------- --------------- -------------- ---------------
Total                                                                         100%           100%             100%
                                                                              ----           ----             ----

------------------------------ ----------------------------------------- --------------- -------------- ---------------

     For the fiscal year ended April 30, 2000, Nighthawk Systems Inc. (" NSI") and Life Fitness accounted for 28.8% and 18.4% respectively, of the Company's net sales. In fiscal 1999 NSI and Life Fitness accounted for 36.2% and 13.7%, respectively, of net sales. In addition, NSI and Life Fitness accounted for 29.4% and 13.5%, respectively, of the Company's net sales for the fiscal 1998. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

     NSI is a leading U.S. manufacturer of residential carbon monoxide detection systems. The Company has entered into an agreement with NSI calling for the Company to function as a contract manufacturer for all models of NSI's proprietary carbon monoxide detectors on a turnkey basis through January 1, 2002, or after the sales of 3 million carbon monoxide detectors, whichever occurs first. The Company agreed that during the term of the agreement and for three months thereafter it will not produce carbon monoxide detectors for any other customer. The amount of sales to NSI beyond fiscal 2002 remains unclear and if the relationship is not continued it could significantly impact the Company's revenues and earnings. However, the Company expects that sales to NSI will continue to account for a significant percentage of the Company's net sales in fiscal 2001 and 2002. Sales to NSI are seasonal due to the nature of the product and the Company experiences stronger sales to NSI in the second and third fiscal quarters. The carbon monoxide detector market continues to be an emerging market which could lead to volatility in NSI's forecast, having the effect of causing the Company's revenues to fluctuate significantly on a seasonal basis.

SALES AND MARKETING

     The Company markets its services through 33 independent manufacturers' representative organizations that together currently employ approximately 80 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company. The members of the Company's senior management are actively involved in sales and marketing efforts.

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

MEXICAN OPERATIONS

     The Company's wholly-owned subsidiary, Standard Components de Mexico, S.A. ("Standard Components"), a Mexican corporation, is located in Acuna, Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components was incorporated and commenced operation in 1969. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources.

     Standard Components is a maquiladora, which is the status afforded a corporation under a trade agreement between the United States of America and Mexico. The Company believes economic events affecting the Mexican economy and the implementation of NAFTA have not had a material impact on the Company or its financial position to date.

     In 1995 the Mexican Ministry of Finance and Public Credit (Hacienda) adopted rules which require arms length pricing for transactions between maquiladoras and their U.S. affiliated companies. The impact of these regulations requires Standard Components to allocate costs and profits on an arms length basis. Its operating results continue to be consolidated with the Company's financial results. The effect of the rules did not have a material impact on the Company's consolidated results.

     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. Since the Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed, the fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2000 the Company provided funding of approximately $9,850,000 to Standard Components.

COMPETITION

     The EMS industry is highly competitive and subject to rapid change. Furthermore, both large and small companies compete in the industry, and many have significantly greater financial resources, more extensive business experience and greater marketing and production capabilities than the Company. Also, foreign companies, especially companies with production operations in the Far East, have substantially lower costs, and thus, are able to offer their services at lower prices. The significant competitive factors in this industry include price, quality, service, timeliness, reliability, the ability to source raw components, and manufacturing and technological capabilities. The Company believes it can competitively provide all of these services.

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

     There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company's business, financial condition, or results of operations. The introduction of lower priced competitive products or significant price reductions by the Company's competitors could result in price reductions that would adversely affect the Company's business, financial condition, and results of operations, as would the introduction of new technologies which render the Company's manufacturing process technology less competitive or obsolete.

CONSOLIDATION

As a result of consolidation and other transactions involving competitors and other companies in the Company's markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements or other types of transactions. The Company may choose to enter into such transactions at any time, and such transactions could have a material impact on the Company, its business or operations.

GOVERNMENTAL REGULATIONS

     The Company's operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management and health and safety matters. Management believes that the Company's business is operated in material compliance with all such regulations. The cost to the Company of such compliance to date has not had a material impact on the Company's business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. The Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material impact on the Company's business, financial condition and results of operations.

BACKLOG

     The Company's backlog as of April 30, 2000 was approximately $35,180,000. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 2000 backlog by the end of the 2001 fiscal year. Backlog as of April 30, 1999 totaled $38,999,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

     The Company employed approximately 1,615 people as of April 30, 2000, including 30 engaged in engineering, 1,395 in manufacturing and 190 in administrative and marketing functions.

     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2000. The Company's Mexican subsidiary has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2001.

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

COMPANY'S CUSTOMER BASE IS CONCENTRATED

     The Company's customer base is concentrated, for the fiscal year ended April 30, 2000, two customers accounted for 28.8% and 18.4% of the Company's net sales, respectively. The loss of any such customer or a reduction in business levels could have a material impact on the Company's results of operations.

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

FOREIGN OPERATION RISKS

     A substantial part of the Company's manufacturing operations is based in Mexico. Therefore, the Company's business and results of operations are dependent upon numerous factors, including the stability of the Mexican economy, the political climate in Mexico, prevailing worker wages, the legal authority of the Company to own and operate its business in Mexico and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico. The Company obtains many of its materials and components in Taipei, Taiwan and, therefore, the Company's access to these materials and components is dependent on the continued success of these Asian suppliers. It is uncertain whether these suppliers will continue to be able to serve as a supplier to the Company.

RISK OF FLUCTUATION OF VARIOUS CURRENCIES INTEGRAL TO THE COMPANY'S OPERATIONS

     The Company purchases some of its materials and components in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company's operations and performance. These fluctuations are expected to continue.

SEASONALITY OF RESULTS

     The Company currently experiences seasonality in quarterly results, with stronger net sales and demand for its products and services historically in its second and third fiscal quarters.

AVAILABILITY OF RAW COMPONENTS MAY AFFECT OPERATIONS

     The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company's results of operations.

COMPANY IS DEPENDENT ON KEY PERSONNEL

     The Company depends significantly on its President and Chief Executive Officer, Gary R. Fairhead, and on other executive officers. The loss of the services of these key employees could have a material impact on the Company's business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company's contract manufacturing business will require that it attract, motivate, and retain additional skilled and experienced personnel.

FAVORABLE LABOR RELATIONS IS IMPORTANT

     The Company currently has labor contracts with certain of its employees. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company's business, substantially increase the Company's costs or otherwise have a material impact on the Company's results of operations.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD SUBJECT COMPANY TO LIABILITY

     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production which could have a material impact on the Company's results of operations.

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


ITEM 2.  PROPERTIES

     The Company, in combination with its wholly-owned subsidiary and affiliate, has manufacturing facilities located in Elk Grove Village, Illinois; Las Vegas, Nevada; Fremont, California and Acuna, Mexico. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Las Vegas, Nevada; Acuna, Mexico and Taipei, Taiwan office.

     Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

------------------------------------- ----------------------------------- -----------------------------------
              LOCATION                           SQUARE FEET                       SERVICES OFFERED
------------------------------------- ----------------------------------- -----------------------------------
Elk Grove Village, IL                              95,000                 Corporate Headquarters, assembly
                                                                          and testing of PTH and SMT,
                                                                          box-build, prototyping,
                                                                          warehousing

------------------------------------- ----------------------------------- -----------------------------------
Acuna, Mexico                                     156,000                 High volume assembly,  and
                                                                          testing of PTH and SMT,
                                                                          box-build, transformers

------------------------------------- ----------------------------------- -----------------------------------
Las Vegas, NV                                      33,360                 Automatic insertion and cable
                                                                          assembly, PTH, SMT and testing

------------------------------------- ----------------------------------- -----------------------------------
Del Rio, TX                                        25,000                 Warehouse, portion of which is
                                                                          bonded

------------------------------------- ----------------------------------- -----------------------------------
Fremont, CA                                        24,030                 High volume assembly and testing
                                                                          of both PTH and SMT BGA and
                                                                          leading edge technology

------------------------------------- ----------------------------------- -----------------------------------
Taipei, Taiwan                                      2,900                 Materials procurement,
                                                                          alternative sourcing assistance
                                                                          and quality control

------------------------------------- ----------------------------------- -----------------------------------
Huntsville, AL                                        *                   Just-in-time inventory
                                                                          management and delivery

------------------------------------- ----------------------------------- -----------------------------------

*There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

All of the above properties are occupied pursuant to leases of the premises except for the Huntsville, Alabama facility. The Company leases its executive offices and manufacturing facility in Elk Grove Village, Illinois from Circuit Systems, Inc. ("CSI"), a significant shareholder of the Company. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities. In addition, SMTU, leases the facility in Fremont, California. The Company has guaranteed lease payments of approximately $1.17 million for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guaranty.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which it believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates material risk of loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         No matter was submitted to a vote of security holders in the fourth quarter of fiscal 2000.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                AGE                      POSITION

Gary R. Fairhead      48        President and Chief Executive Officer.
                                Gary R. Fairhead has been
                                the President of the
                                Company since January 1990.

Linda K. Blake        39        Chief Financial Officer, Vice President -
                                Finance Treasurer and Secretary. Linda
                                K. Blake is the Company's Vice President of Finance, Treasurer, Secretary and
                                Chief Financial Officer and was
                                Controller of the Company from June 1991 to February 1994.

Daniel P. Camp        51        Vice President - Mexican Operations.
                                Daniel P. Camp has been Vice President -
                                Mexican Operations since February 2000.
                                Mr. Camp was General Manager of Mexican
                                Operations from February 1994 to
                                February 2000.

Gregory A. Fairhead   44        Executive Vice President - Mexican
                                Operations and Assistant Secretary.
                                Gregory A. Fairhead has been Executive
                                Vice President since February 2000 and
                                is Assistant Secretary. Mr. Fairhead was
                                Vice President - Mexican Operations for
                                the Company from February 1990 to
                                February 2000.

Stephen H. McNulty    46        Vice President - Sales.
                                Stephen H. McNulty has been Vice
                                President of Sales since February 2000.
                                Mr. McNulty was National Sales Manager
                                from April 1997 to February 2000.

Andrew J. Saarnio     52        Vice President - Elk Grove Operations.
                                Andrew J. Saarnio has been Vice President -
                                Elk Grove Operations since November 1998.

John P. Sheehan       39        Vice President - Director of Materials
                                and Assistant Secretary.
                                John P. Sheehan has been Vice President -
                                Director of Materials of the Company
                                since April 1990 and is Assistant
                                Secretary.

Nunzio A. Truppa      62        Vice President - Las Vegas Operations.
                                Nunzio A. Truppa has been Vice President -
                                Las Vegas Operations for the Company,
                                or held equivalent management positions
                                since January 1990.



                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 1999 and 2000.

                  Common Stock as Reported
                          by Nasdaq

          Period                High         Low

          Fiscal 2000:
          Fourth Quarter       7.219       4.250
          Third Quarter        8.750       5.313
          Second Quarter       7.875       4.875
          First Quarter        7.875       3.750

          Fiscal 1999:
          Fourth Quarter       5.875       2.125
          Third Quarter        3.750       2.500
          Second Quarter       8.625       0.938
          First Quarter        9.000       5.500

         As of June 30, 2000, there were approximately 110 holders of record of the Company's Common Stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 2,150 beneficial owners of the Company's Common Stock.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                Years Ended April 30
                                                --------------------
                                         (In thousands except per share data)

                                     1996      1997      1998      1999      2000
                                     ----      ----      ----      ----      ----
Net Sales                         $69,558   $87,216   $85,651   $88,160   $88,885

Income before income tax            3,752     5,161       837     2,750     1,360
 expense and extraordinary item

Net Income                          2,367     3,255       526     1,697       767

Total Assets                       38,378    42,088    48,641    55,276    49,341

Long-term debt and capital         16,528    18,593    20,975    23,194    18,364
  lease obligations (including
  current maturities)

Net income per common share-      $  0.86   $  1.16   $  0.18   $  0.59   $  0.27
  basic

Net income per common share-      $  0.86   $  1.11   $  0.18   $  0.59   $  0.27
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

     Sales volume can be misleading as an indication of the Company's financial performance. Gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company. Specifically, the variation of orders for turnkey services versus consignment services. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels and margins. Further, generally customers' orders can be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. In addition, the ability to replace such delayed or lost sales in a short period of time cannot be assured.

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

     The Company recently renewed through January 1, 2002 its manufacturing agreement with NSI relating to the production of carbon monoxide detection systems. Sales to NSI accounted for a significant percentage of the Company's net sales from fiscal 1996 through 2000. The Company expects sales to NSI will be significant in fiscal 2001 and 2002. The amount of sales to NSI beyond fiscal 2002 is not certain and if the relationship is not continued it could significantly impact the Company's revenues and earnings.

     In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings and the Company expects such fluctuations to continue. In addition, the Company's fourth and first quarters have historically been the weakest periods.

RESULTS OF OPERATIONS:

Fiscal Year Ended April 30, 2000 Compared to Fiscal Year Ended April 30, 1999

     Net sales for fiscal 2000 were $88,884,591 compared to $88,159,189 for fiscal 1999. NSI accounted for approximately $25,703,137 or 28.8% of the Company's fiscal 2000 net sales compared to $31,894,500 or 36.2% in fiscal 1999.

     Gross profit decreased to $8,196,589 in fiscal 2000 from $8,921,091 in fiscal 1999. Gross profit as a percent of net sales was 9.2% and 10.1% for fiscal 2000 and 1999, respectively. The decrease in gross profit for the fiscal year ended April 30, 2000 compared to the same period in the prior year is due to product mix and value added services required by customers in the EMS industry.

     Selling and administrative expenses decreased from $5,890,752 in fiscal 1999 to $5,721,593 in fiscal 2000. The decrease is primarily due to a decrease in bonus accrual in fiscal 2000 compared to fiscal 1999. Selling and administrative expenses as a percent of net sales decreased to 6.4% in fiscal 2000 compared to 6.7% in fiscal 1999.

     Interest expense increased in fiscal 2000 to $2,125,292 from $2,049,396 in fiscal 1999. The overall increase was primarily due to the higher interest rates on the Company's line of credit. Interest expense as a percent of net sales remained unchanged at 2.3% for fiscal 2000 and fiscal 1999.

     In fiscal 1999 a gain of approximately $1,391,000 was recognized on settlement of the insurance reimbursement related to the flood at the Del Rio, Texas and Acuna, Mexico locations. This gain is reported as a reduction of cost of products sold of $259,000 and gain on insurance reimbursement of $1,132,000 in the accompanying 1999 statement of income.

     In fiscal 2000 an extraordinary item for the early extinguishment of debt related to the change of banks was recorded in the amount of $87,500, net of taxes of $58,333.

     Income tax expense decreased to $506,122 in fiscal 2000 from $1,052,784 in fiscal 1999. The effective tax rate for fiscal 2000 and 1999 was 37.2% and 38.3%, respectively.

     As a result of the foregoing, net income decreased to $766,647 in fiscal 2000 from $1,697,101 in fiscal 1999. Basic earnings per share for the year ended April 30, 2000 was $0.27 compared to $0.59 in fiscal 1999. Diluted earnings per share for fiscal 2000 was $0.27.

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

     Selling and administrative expenses increased from $5,704,346 in fiscal 1998 to $5,890,752 in fiscal 1999. The increase is generally consistent with the increase in net sales, but is also due to a write down of $462,000 for Lighting Components, L.P. ("LC") receivables in fiscal 1999. LC distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. The Company owns approximately 12% of LC. Selling and administrative expenses as a percent of net sales remained at 6.7% for fiscal 1999 and fiscal 1998.

     Interest expense increased in fiscal 1999 to $2,049,396 from $1,898,488 in fiscal 1998. The overall increase was primarily due to the higher outstanding balance on the Company's line of credit due to the Company's increased working capital requirements. Interest expense as a percent of net sales increased from 2.2% in fiscal 1998 to 2.3% in fiscal 1999.

     A gain of approximately $1,391,000 was recognized on settlement of the insurance reimbursement related to the flood at the Del Rio, Texas and Acuna, Mexico locations. This gain is reported as a reduction of cost of products sold of $259,000 and gain on insurance reimbursement of $1,132,000 in the accompanying 1999 statement of income. The inventory, machinery, and equipment and building contents segments of the loss have been settled in full. In June 1999, the Company collected the total flood insurance receivable of $2,453,000, which was included on the April 30, 1999 balance sheet. The business interruption and extra expense segments of the claim have not been finalized. The results for the year ended April 30, 1999, include expenses and a reduction in revenue that management believes is covered by its business interruption insurance. Since there is no agreement with the insurance company on the business interruption and extra expense segments of the loss, the Company has not recognized any net proceeds related to these items. The settlement of the business interruption and extra expense claim is expected to result in additional income for fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES:

     In fiscal 2000 the Company financed its growth and operations through cash provided by operating activities and net income. The Company had working capital of $18,489,828 as of April 30, 2000 and $20,666,932 at April 30, 1999. This
represents a current ratio of 2.6 and 2.5 for the years ended April 30, 2000 and 1999, respectively.

     The Company entered into a new loan and security agreement during fiscal 2000 which provides for a revolving credit facility, an $800,000 equipment loan facility and a $2,000,000 letter of credit facility. In conjunction with the new agreement, the Company paid $87,500, net of taxes of $58,333, as part of the extinguishment of the prior debt agreement. This amount is reflected on the statement of income as a loss from an extraordinary item. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of:
(i) $25,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $10,000,000 or up to 60% of the inventory borrowing base, as defined. At April 30, 2000, the Company had outstanding borrowings of $14,654,320. At April 30, 2000, there was approximately $620,000 of unused credit available under the terms of the agreement. The revolving credit facility matures August 25, 2001.

     The agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by a stock split or dividends pro rata to its stockholders.

     To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, were approximately $9,852,500 for fiscal 2000. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.

     The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, in Fremont, California. SMTU has positive working capital of approximately $2,284,000 and an accumulated deficit of approximately $404,000 at April 30, 2000.

     In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and the Chairman of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all of SMTU's payments to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

     The Company's investment and advances to and receivables from SMTU totaled approximately $5,065,000 at April 30, 2000, and no amount was recorded by the Company related to its guaranty of SMTU's credit agreement.

     During 1996, the Company invested $1,200 in exchange for a 12% limited partnership interest in Lighting Components, L.P. ("LC") and invested $1,300 in Lighting Components, Inc, which is the general partner of LC, in exchange for 13% of its capital stock. At April 30, 1998, the Company had also made advances to LC in exchange for subordinated debentures and promissory notes totaling $280,000. Approximately $60,000 in subordinated debentures are due at various dates beginning on October 15, 2000, and approximately $220,000 of promissory notes are due on August 1, 2000. Both the subordinated debentures and promissory notes bear interest at 12% with interest payments beginning on August 1, 2000. The subordinated debentures and promissory notes totaling $280,000 had been written down at April 30, 1998. The accrued interest on these subordinated debentures and promissory notes totaling approximately $122,521 is included in other long-term assets in the accompanying balance sheet. In addition, the Company also has miscellaneous and trade receivables recorded in the accompanying balance sheet from LC at April 30, 2000, totaling approximately $1,437,000.

     The Company's miscellaneous and trade receivables are secured by a security interest in substantially all of LC assets. In fiscal 2000 and fiscal 1999 the Company reduced the carrying value of assets recorded in the Company's balance sheet by approximately $239,000 and $550,000, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended April 30, 2000 and 1999.



                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2000.


ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2000.

                                     PART IV



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

3.2   Restated By-laws of the Company, adopted on September 24, 1999.

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

*
10.4 Form of Incentive Stock Option Agreement for the Company's 1993 Stock Option Plan - Filed as exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

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

10.12 Lease Agreement between SigmaTron International, Inc. and Industrias Irvin DeMexico S.A. dated January 15, 1997 and filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.13 Lease Agreement between SigmaTron International, Inc. and G. E. Capital dated July 14, 1997 filed as Exhibit 10.34 to the Company's Form 10-Q for the quarter ended July 31, 1997 and hereby incorporated by reference.

10.14 Lease Agreement # 97-054 between SigmaTron International, Inc. and International Financial Services dated June 6, 1997 filed as Exhibit 10.37 to the Company's Form 10-Q for the quarter ended October 31, 1996 and hereby incorporated by reference.

10.15 Lease Agreement # 97-087 between SigmaTron International, Inc. and International Financial Services dated June 26, 1997 filed as Exhibit
      10.36 to the Company's Form 10-Q for the quarter ended October 31, 1997 and hereby incorporated by reference.

10.16 Lease Agreement # 97-097 between SigmaTron International, Inc. and International Financial Services dated August 11, 1997 filed as Exhibit
      10.37 to the Company's Form 10-Q for the quarter ended October 31, 1997 and hereby incorporated by reference.

10.17 Lease Agreement # 97-185 between SigmaTron International, Inc. and International Financial Services dated December 22, 1997 filed as Exhibit
      10.38 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.18 Lease Agreement # E002 between SigmaTron International, Inc. and G. E. Capital dated December 31, 1997 filed as Exhibit 10.39 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.19 Lease Agreement # 98-10 between SigmaTron International, Inc. and International Financial Services dated February 2, 1998 filed as Exhibit
      10.21 to the Company's Form 10-K for fiscal year ended April 30, 1998 and hereby incorporated by reference.

10.20 Lease Agreement # 98-106 between SigmaTron International, Inc. and International Financial Services dated June 30, 1998 and hereby incorporated by reference filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended July 31, 1998.

10.21 Lease Agreement # E003 between SigmaTron International, Inc. and G.E. Capital dated November 10, 1998 filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended January 31, 1999 and hereby incorporated by reference.

10.22 Lease Agreement # 99-048 between SigmaTron International, Inc. and International Financial Services dated April 30, 1999.

10.23 Lease Agreement between the Company and International Financial Services # 96-049 dated April 18, 1996 filed as Exhibit 10.36 to the Company's Form 10-Q for the quarter ended October 31, 1996 and hereby incorporated by reference.

10.24 Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National

      Bank dated August 25, 1999 filed as Exhibit 10.26 to the
      Company's Form 10-Q for the quarter ended October 31, 1999.

10.25 Amended and Restated Agreement between Nighthawk Systems, Inc. and SigmaTron International Inc., dated January 1, 2000.

10.26 Lease Agreement # E004 between SigmaTron International, Inc. and G.E. Capital dated May 9, 2000.

22.1 Subsidiaries of the Registrant - Filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

23.1  Consent of Ernst & Young LLP.

27.1  Financial Data Schedule (EDGAR only)

         * Indicates management contract or compensatory plan.

         (b)   No reports on Form 8-K were filed during the 2000 fiscal year.

         (c)   Exhibits

               The Company hereby files as exhibits to this Report the exhibits listed in Item 14 (a) (3) above, which are attached hereto.

         (d)   Financial Statements Schedules

               The Company hereby files a schedule to this Report the financial schedules in Item 14, which are attached hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SIGMATRON INTERNATIONAL, INC.

                          By:  /s/ Gary R. Fairhead
                               ----------------------

                               Gary R. Fairhead, President
                               and Chief Executive Officer

                               Dated: July 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.

     Signature                          Title                                   Date
     ---------                          -----                                   ----
/s/ Franklin D. Sove      Chairman of the Board of Directors               July 26, 2000
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead      President and Chief Executive Officer            July 26, 2000
--------------------
Gary R. Fairhead          (Principal Executive Officer)

/s/ Linda K. Blake        Chief Financial Officer, Secretary and           July 26, 2000
------------------
Linda K. Blake            Treasurer (Principal Financial Officer and
                          Principal Accounting Officer)

/s/ D.S. Patel            Director                                         July 26, 2000
---------------
D.S. Patel

/s/ John P. Chen          Director                                         July 26, 2000
----------------
John P. Chen

/s/ Dilip S. Vyas         Director                                         July 26, 2000
-----------------
Dilip S. Vyas

/s/ William C. Mitchell   Director                                         July 26, 2000
-----------------------
William C. Mitchell

/s/ Thomas W. Rieck       Director                                         July 26, 2000
-------------------
Thomas W. Rieck

/s/ Steven Rothstein      Director                                         July 26, 2000
--------------------
Steven Rothstein

                        Consolidated Financial Statements

                          SigmaTron International, Inc.

                   Years ended April 30, 2000, 1999, and 1998
                       with Report of Independent Auditors

                          SigmaTron International, Inc.

                        Consolidated Financial Statements




                          Contents

Report of Independent Auditors                               F-2

Consolidated Financial Statements

Consolidated Balance Sheets at April 30, 2000 and 1999       F-3
Consolidated Statements of Income for the Years Ended
   April 30, 2000, 1999, and 1998                            F-5
Consolidated Statements of Equity for the Years Ended
   April 30, 2000, 1999, and 1998                            F-6
Consolidated Statements of Cash Flows for the Years Ended
   April 30, 2000, 1999, and 1998                            F-7
Notes to Consolidated Financial Statements                   F-9

Schedule II
Valuation and Qualifying Accounts                           F-24






Financial statement schedules not listed above are omitted because they are not applicable or required.

                         Report of Independent Auditors

The Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2000 and 1999, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc., at April 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ ERNST & YOUNG LLP



Chicago, Illinois
June 29, 2000

                          SigmaTron International, Inc.

                           Consolidated Balance Sheets


                                                                         April 30
                                                                    2000          1999
                                                                -------------------------
Assets
Current assets:
   Cash                                                         $     2,500   $   280,071
   Accounts receivable, less allowance for doubtful accounts
     of $932,459 and $575,000 at April 30, 2000 and April 30,
     1999, respectively                                          10,609,481    13,563,836
   Inventories                                                   17,775,199    16,240,502
   Prepaid and other assets                                         494,848       864,895
   Deferred income taxes                                            371,868       147,514
   Receivable from insurance reimbursement                             --       2,453,235
   Other receivables                                                762,277     1,013,982
                                                                -------------------------
Total current assets                                             30,016,173    34,564,035

Machinery and equipment, net                                     13,327,430    13,434,789

Due from SMTU:
   Investment and advances                                          859,612       448,545
   Equipment lease receivables                                    3,312,371     4,201,823
   Other receivables                                                892,709     1,511,372
                                                                -------------------------
                                                                  5,064,692     6,161,740
Other assets                                                        932,597     1,115,893
                                                                -------------------------
Total assets                                                    $49,340,892   $55,276,457
                                                                =========================

                          SigmaTron International, Inc.

                                                                               April 30
                                                                          2000           1999
                                                                      -------------------------
Liabilities and stockholders' equity Current liabilities:
   Trade accounts payable                                             $ 6,841,875   $ 8,003,377
   Trade accounts payable - Related parties                               874,169     1,256,000
   Accrued expenses                                                     1,916,815     1,721,932
   Income tax payable                                                        --         644,101
   Capital lease obligations                                            1,893,486     2,271,693
                                                                      -------------------------
Total current liabilities                                              11,526,345    13,897,103

Notes payable - Banks                                                  14,654,320    17,382,681
Capital lease obligations, less current portion                         1,816,073     3,538,721
Deferred income taxes                                                   1,277,015     1,157,460
                                                                      -------------------------
Total liabilities                                                      29,273,753    35,975,965

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares authorized, none
     issued and outstanding                                                  --            --
   Common stock, $.01 par value; 6,000,000 shares authorized,
     2,881,227 shares issued and outstanding                               28,812        28,812
   Capital in excess of par value                                       9,436,554     9,436,554
   Retained earnings                                                   10,601,773     9,835,126
                                                                      -------------------------
Total stockholders' equity                                             20,067,139    19,300,492
                                                                      -------------------------
Total liabilities and stockholders' equity                            $49,340,892   $55,276,457
                                                                      =========================

See accompanying notes.

                          SigmaTron International, Inc.

                        Consolidated Statements of Income

                                                                   Year ended April 30
                                                          2000           1999            1998
                                                     --------------------------------------------

Net sales                                            $ 88,884,591    $ 88,159,189    $ 85,650,598
Cost of sales                                          80,688,002      79,238,098      77,193,764
                                                     --------------------------------------------
                                                        8,196,589       8,921,091       8,456,834
Selling and administrative expenses                     5,721,593       5,890,752       5,704,346
                                                     --------------------------------------------
Operating income                                        2,474,996       3,030,339       2,752,488
Equity in net income (loss) of SMTU                       411,067         137,439        (216,131)
Interest expense - Banks and capital lease
   obligations                                         (2,125,292)     (2,049,396)     (1,898,488)
Interest expense - Related parties                           --              --              (523)
Interest income - SMTU and LC                             599,498         587,304         479,508
Loss on investment and receivables with LC
                                                             --           (88,000)       (280,000)
Gain on insurance reimbursement                              --         1,132,199            --
                                                     --------------------------------------------
Income before income tax expense and extraordinary
   item                                                 1,360,269       2,749,885         836,854
Income tax expense                                       (506,122)     (1,052,784)       (310,962)
                                                     --------------------------------------------
Income before extraordinary item                          854,147       1,697,101         525,892
Extraordinary item - Extinguishment of debt,
   net of taxes of $58,333                                (87,500)           --              --
                                                     ============================================
Net income                                           $    766,647    $  1,697,101    $    525,892
                                                     ============================================

Net income per common share - Basic                  $        .27    $        .59    $        .18
                                                     ============================================

Net income per common share - Assuming
   dilution                                          $        .27    $        .59    $        .18
                                                     ============================================

See accompanying notes

                         SigmaTron International, Inc.

                       Consolidated Statements of Equity


                                                                                  Capital
                                                                                 in Excess                      Total
                                Preferred Stock           Common Stock             of Par        Retained   Stockholders'
                               Shares     Amount       Shares       Amount         Value         Earnings       Equity
                             ----------------------------------------------------------------------------------------------

Balance at April 30, 1997          -        $ -        2,875,227    $28,752      $9,373,759     $  7,612,133   $17,014,644
Issuance of common stock for
  exercise of options              -          -            6,000         60          41,940                -        42,000
Net income                         -          -                -          -               -          525,892       525,892
Tax benefit from options
   exercised                       -          -                -          -          20,855                -        20,855
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 1998          -          -        2,881,227     28,812       9,436,554        8,138,025    17,603,391
Net income                         -          -                -          -               -        1,697,101     1,697,101
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 1999          -          -        2,881,227     28,812       9,436,554        9,835,126    19,300,492
Net income                         -          -                -          -               -          766,647       766,647
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 2000          -        $ -        2,881,227    $28,812      $9,436,554      $10,601,773   $20,067,139
                             ==============================================================================================

See accompanying notes.

                          SigmaTron International, Inc.

                      Consolidated Statements of Cash Flows

                                                                      Year ended April 30
                                                            2000             1999              1998
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $   766,647        $1,697,101      $   525,892
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                           1,799,065         1,481,336        1,262,297
     Equity in net (income) loss of SMTU                     (411,067)         (137,439)         216,131
     Amortization                                                   -                 -           14,136
     Gain on insurance reimbursement                                -        (1,391,124)               -
     Provision for doubtful accounts                          357,459                 -          113,454
     Provision for inventory obsolescence                      50,000                 -                -
     Loss on investment and receivables with LC
                                                              238,524           550,000          360,000
     Deferred income taxes                                   (104,799)          468,673          (46,335)
     Changes in operating assets and liabilities:
       Accounts receivable                                  2,358,372        (2,135,863)      (3,400,970)
       Inventories                                         (1,584,697)        2,732,085       (1,306,987)
       Prepaid expenses and other assets                    2,313,163        (2,087,347)        (943,788)
       Trade accounts payable                              (1,161,502)        1,251,491        3,507,349
       Trade accounts payable - Related parties
                                                             (381,831)          340,525          178,582
       Accrued expenses                                       194,883           146,498         (105,287)
       Income taxes                                          (644,101)          584,113          179,546
                                                     ------------------------------------------------------
Net cash provided by operating activities                   3,790,116         3,500,049          554,020

INVESTING ACTIVITIES
Insurance reimbursement - Net                               2,453,235           485,011                -
Purchases of machinery and equipment                       (1,691,706)       (3,765,490)        (934,692)
Proceeds from the sale and leaseback of
   machinery                                                        -                 -        1,429,898
Proceeds from SMTU subleases                                        -                 -          196,895
                                                     ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                 761,529        (3,280,479)         692,101

                          SigmaTron International, Inc.

                                                                  Year ended April 30
                                                         2000           1999            1998
                                                     ------------------------------------------
FINANCING ACTIVITIES
Repayment of term loan and other notes payable
                                                     $      --      $      --      $   (42,596)
Proceeds from exercise of stock options                     --             --           42,000
Net (payments) proceeds under line of credit
                                                      (2,728,361)     2,093,878        407,192
Net payments under capital lease obligations
                                                      (2,100,855)    (2,318,056)    (1,691,261)
                                                     ------------------------------------------
Net cash used in financing activities                 (4,829,216)      (224,178)    (1,284,665)
                                                     ------------------------------------------
Change in cash                                          (277,571)        (4,608)       (38,544)
Cash at beginning of period                              280,071        284,679        323,223
                                                     ------------------------------------------
Cash at end of period                                $     2,500    $   280,071    $   284,679
                                                     =========================================

Supplementary disclosure of cash flow information:
     Cash paid for interest                          $ 1,692,697    $ 2,038,638    $ 1,900,073
                                                     =========================================

     Cash paid for income taxes                      $ 1,013,023    $      --      $   177,750
                                                     =========================================

     Acquisition of machinery and equipment
       financed under capital leases
                                                     $   168,429    $ 2,526,088    $ 1,234,095
                                                     =========================================

See accompanying notes.

                          SigmaTron International, Inc.

                   Notes to Consolidated Financial Statements


1.  Description of the Business

SigmaTron International, Inc. (the Company), is an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company, its wholly owned subsidiary, Standard Components de Mexico, S.A., and its affiliate, SMT Unlimited L.P.
(SMTU), offer their customers are: (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing, and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these services through an international network of facilities located in North America and the Far East.

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

                          SigmaTron International, Inc.

2.  Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Revenue Recognition

The Company's net sales are comprised of product sales and service revenue. Revenue from product sales is recognized upon shipment of goods. Service revenue is recognized as the services are performed.

Fair Value of Financial Instruments

The Company's financial instruments include receivables, notes payable, accounts payable, and accrued liabilities. The fair values of all financial instruments are not materially different from their carrying values.

3.  Inventories

Inventories consist of the following:

                                           April 30
                                    2000               1999
                               ------------------------------

     Finished products         $  2,837,452      $  1,359,207
     Work in process              1,713,691         1,709,482
     Raw materials               13,224,056        13,171,813
                               ------------------------------
                                $17,775,199       $16,240,502
                               ==============================

                          SigmaTron International, Inc.

4.  Machinery and Equipment

Machinery and equipment consist of the following:

                                                                            April 30
                                                                       2000          1999
                                                                   -------------------------
Machinery and equipment                                            $12,819,959   $11,475,094
Office equipment                                                     1,532,722     1,266,844
Tools and dies                                                         228,433       115,362
Leasehold improvements                                               1,907,031     1,643,626
Equipment under capital leases                                       4,755,675     5,051,188
                                                                   -------------------------
                                                                    21,243,820    19,552,114
Less:  Accumulated depreciation and amortization, including
   amortization of assets under capital leases of $1,799,065 and
   $1,038,187 at April 30, 2000 and 1999, respectively
                                                                     7,916,390     6,117,325
                                                                   -------------------------
                                                                   $13,327,430   $13,434,789
                                                                   =========================

5.  Investment and Advances With SMTU

The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, in Fremont, California, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. The Company also owns 50% of the outstanding stock of SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company holds subordinated debentures totaling $1,050,000 from SMTU. Debentures totaling $650,000 outstanding at April 30, 2000, bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. All debentures are to be repaid on May 1, 2002. Interest is to be paid quarterly beginning January 1, 2001. The Company guarantees lease payments of approximately $1,169,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $584,530 for the guaranteed lease payments. SMTU incurs a $12,500 monthly administrative fee for administrative services provided by the Company (see also Note 13).

The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the losses in SMTU first as a reduction of the investment in SMTU and then as a reduction in the carrying value of the subordinated debentures.

                          SigmaTron International, Inc.

5.  Investment and Advances With SMTU (continued)

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and the Chairman of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all of SMTU's payments to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

The Company's investment and advances to and receivables from SMTU totaled approximately $5,065,000 at April 30, 2000, and no amount was recorded by the Company related to its guaranty of SMTU's credit agreement. SMTU has positive working capital of approximately $2,284,000 and an accumulated deficit of approximately $404,000 for the year ended April 30, 2000. Since its inception, sales have continued to increase and SMTU was profitable for the years ended April 30, 2000 and 1999.

6.  Flood Damage in Del Rio, Texas, and Acuna, Mexico

In late August 1998, the Company's warehousing operation in Del Rio, Texas, and one of its manufacturing operations in Acuna, Mexico, were significantly damaged by a flash flood. The Company expedited replacement machinery and equipment and inventory to its damaged facilities. The majority of the damaged equipment used in the manufacturing process was replaced with new equipment. The manufacturing operation in Acuna was running at preflood levels, and all raw material issues created by the flood were resolved, by December 1998.

In fiscal 1999, a gain of approximately $1,391,000 was recognized on settlement of a portion of the insurance reimbursement and is reported as a reduction of cost of sales of $259,000 and gain on insurance reimbursement of $1,132,000 in the accompanying 1999 statements of income. The inventory, machinery, and equipment and building contents segments of the loss have been settled in full. The business interruption and extra expense segments of the claim have not been finalized. Since there is no agreement with the insurance company on the business interruption and extra expense segments of the

                          SigmaTron International, Inc.

6.  Flood Damage in Del Rio, Texas, and Acuna, Mexico (continued)

loss, the Company has not recognized any future net proceeds related to these items. The business interruption and extra expense claim, if any, will be recorded when settlement has been reached.

7.  Notes Payable

The Company entered into a new loan and security agreement during fiscal 2000 which provides for a revolving credit facility, an $800,000 equipment loan facility, and a $2,000,000 letter of credit facility. In conjunction with the new agreement, the Company paid $87,500, net of taxes of $58,333, as part of the extinguishment of the prior debt agreement. This amount is reflected on the statement of income as a loss from an extraordinary item. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of:
(i) $25,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $10,000,000 or up to 60% of the inventory borrowing base, as defined. At April 30, 2000, the Company had outstanding borrowings of $14,654,320.

Borrowings under the revolving line of credit bear interest at rates equal to the London Interbank Offered Rate plus 2.25% (8.56813% at April 30, 2000) or at the prime rate (9.0% at April 30, 2000) at the option of the Company. The Company must also pay an unused commitment fee equal to 0.25% on the revolving credit facility. At April 30, 2000, there was approximately $620,000 of unused credit available under the terms of the agreement. The revolving credit facility matures August 25, 2001.

Borrowings under the equipment loan bear interest at prime plus 0.5%. The equipment loan matures August 2004. No amounts were outstanding under the equipment loan facility at April 30, 2000.

The agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by a stock split or dividends pro rata to its stockholders.

                          SigmaTron International, Inc.

8.  Accrued Expenses

Accrued expenses consist of the following:

                                               April 30
                                        2000              1999
                                 -------------------------------------

             Payroll                   $1,440,366        $1,028,804
             Bonuses                      163,000           352,000
             Interest payable             122,204           126,993
             Commissions                   35,833            94,119
             Professional fees            155,412           120,016
                                 -------------------------------------
                                       $1,916,815        $1,721,932
                                 =====================================

9.  Related Party Transactions and Commitments

The Company has transactions with Circuit Systems, Inc. (CSI), a shareholder of the Company. These transactions primarily involved the purchase of raw materials and the leasing of operating space. Purchases of raw materials were approximately $6,660,000, $6,325,000 and $6,380,000 for the years ended April 30, 2000, 1999, and 1998, respectively. The Company leases space in Elk Grove Village, Illinois, owned by CSI at a base rental of $35,670 per month, with an additional $7,000 per month for property taxes. The lease requires the Company to pay maintenance and utility expenses. In fiscal 2000, the Company exercised its renewal option for an additional five-year period through February 2006. Rent and property tax expense totaled approximately $495,000, $466,000 and $486,000 for the years ended April 30, 2000, 1999, and 1998, respectively.

At April 30, 2000 and 1999, the Company had non-interest-bearing receivables of approximately $190,000 for advances to a company in which an officer of the Company is an investor. The balance has been recorded as an other long-term asset at April 30, 2000 and 1999. This outstanding receivable has been guaranteed by an officer of the Company.

During 1996, the Company invested $1,200 in exchange for a 12% limited partnership interest in Lighting Components, L.P. (LC) and invested $1,300 in Lighting Components, Inc., which is the general partner of LC, in exchange for 13% of its capital stock. At April 30, 1998, the Company had also made advances to LC in exchange for subordinated debentures and promissory notes totaling $280,000. Approximately $60,000 in subordinated debentures are due at various dates beginning on October 15, 2000, and approximately $220,000 of promissory notes are due on August 1, 2000. Both the

                          SigmaTron International, Inc.

9.  Related Party Transactions and Commitments (continued)

subordinated debentures and promissory notes bear interest at 12% with interest payments beginning on August 1, 2000. The subordinated debentures and promissory notes totaling $280,000 were reserved to a net realizable value of $0 at April 30, 1998. The accrued interest on these subordinated debentures and promissory notes totaling approximately $122,000 is included in other long-term assets in the accompanying balance sheet. In addition, the Company also has miscellaneous and trade receivables recorded in the accompanying balance sheet from LC at April 30, 2000, totaling approximately $1,437,000.

The Company's miscellaneous and trade receivables are secured by a security interest in substantially all of LC's assets. In fiscal 2000 and 1999, the Company reduced the carrying value of assets recorded in the Company's balance sheet to net realizable value by approximately $789,000 and $550,000, respectively. Accordingly, net assets in the accompanying balance sheet at April 30, 2000 and April 30, 1999, were:

                                     Subordinated          Miscellaneous
                                    Debentures and     and Trade Receivables
                                   Promissory Notes
                                ---------------------------------------------

          April 30, 1999:
             Gross                        $280,000              $889,000
             Reserve                      (280,000)             (550,000)
                                ---------------------------------------------
             Net                     $           -              $339,000
                                =============================================

          April 30, 2000:
             Gross                        $280,000            $1,560,000
             Reserve                      (280,000)             (789,000)
                                ---------------------------------------------
             Net                     $           -            $  771,000
                                =============================================

                          SigmaTron International, Inc.

10.  Income Taxes

The following is a summary of income before income taxes:

                                                            2000             1999              1998
                                                     ------------------------------------------------------

Domestic operations                                       $   542,830        $2,207,347        $426,511
Foreign operations                                            671,606           542,538         410,343
                                                     ------------------------------------------------------
                                                           $1,214,436        $2,749,885        $836,854
                                                     ======================================================

The income tax provision for the years ended April 30, 2000, 1999, and 1998, consists of the following:

                                                            2000             1999              1998
                                                     ------------------------------------------------------
Current:
   Federal                                                  $277,367       $   273,878         $148,916
   State                                                      40,235            71,790           64,761
   Foreign                                                   235,062           189,888          143,620
Deferred:
   Federal                                                   (91,430)          450,917          (40,395)
   State                                                     (13,445)           66,311           (5,940)
                                                     ------------------------------------------------------
                                                            $447,789        $1,052,784         $310,962
                                                     ======================================================
The reasons for the differences between the income tax provision and the amounts computed by applying the statutory federal income tax rates to income before income tax expense for the years ended April 30, 2000, 1999, and 1998 are as follows:

                                                            2000             1999              1998
                                                     ------------------------------------------------------

Income tax at statutory federal rate                        $412,938        $   934,960        $284,530
Effect of:
   State income taxes, net of federal tax benefit             26,556            127,046          38,663
   Other, net                                                  8,295             (9,222)        (12,231)
                                                     ------------------------------------------------------
                                                            $447,789         $1,052,784        $310,962
                                                     ======================================================

                          SigmaTron International, Inc.

10.  Income Taxes (continued)

Significant temporary differences which result in deferred tax assets and deferred tax liabilities at April 30, 2000 and 1999 are as follows:

                                          2000             1999
                                   ------------------------------------

Allowance for doubtful accounts       $      56,135     $     (21,450)
Inventory obsolescence reserve              148,785           129,285
Accruals not currently deductible           110,358            58,824
Inventory                                    56,590            64,914
Other                                             -           (84,059)
                                   ------------------------------------
Net deferred tax asset                 $    371,868      $    147,514
                                   ====================================

Gain on involuntary conversion         $   (441,558)     $   (441,480)
Machinery and equipment                  (1,008,994)       (1,002,926)
Other                                       173,537           286,946
                                   ------------------------------------
Net deferred tax liability              $(1,277,015)      $(1,157,460)
                                   ====================================

11.  401(k) Retirement Savings Plan

The Company sponsors a 401(k) retirement savings plan which is available to all nonunion employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to the greater of 6% of the participant's compensation or $300. The Company contributed $50,232, $46,954, and $32,904 to the plan during the fiscal years ended April 30, 2000, 1999, and 1998, respectively. The Company paid total expenses of $12,400, $10,960, and $13,500 for the fiscal years ended April 30, 2000, 1999, and 1998, respectively, relating to costs associated with the Plan's administration.

12.  Major Customers and Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.

For the year ended April 30, 2000, two customers accounted for 29% and 18% of net sales of the Company, and 29% and 6%, respectively, of accounts receivable at April 30, 2000. For the year ended April 30, 1999, two customers accounted for 36% and 14% of net sales of the Company, and 32% and 4% of accounts receivable at April 30, 1999. For the

                          SigmaTron International, Inc.

12.  Major Customers and Concentration of Credit Risks (continued)

year ended April 30, 1998, four customers accounted for 9%, 13%, 29%, and 9% of net sales of the Company, and 21%, 4%, 24%, and 11% of accounts receivable at April 30, 1998.

13.  Leases

The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2000:

                                               Capital          Operating
                                                Leases           Leases
                                          ------------------------------------

2001                                            $2,137,598        $1,132,878
2002                                             1,268,911           897,084
2003                                               499,950           273,564
2004                                               178,541           227,970
                                          ------------------------------------
                                                 4,085,000        $2,531,496
                                                              ================
Less:  Amounts representing interest               375,441
                                          -------------------
                                                 3,709,559
Less:  Current portion                           1,893,486
                                          -------------------
                                                $1,816,073
                                          ===================

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

                          SigmaTron International, Inc.

13.  Leases (continued)

Future minimum rentals to be received under subleases with SMTU with terms of one year or more are as follows:

    2001                                            $   630,775
    2002                                                526,856
    2003                                                308,815
    2004                                                213,308
                                               -------------------
                                                      1,679,754
    Less:  Amounts representing interest                418,720
                                               -------------------
                                                     $1,261,034
                                               ===================

As a result of the uncertainty surrounding the timing of collection of these future minimum rentals, the Company has classified these equipment lease receivables as long-term at April 30, 2000 and 1999.

Rent expense incurred under operating leases was approximately $834,000, $1,119,000, and $714,000 for the years ended April 30, 2000, 1999, and 1998, respectively.

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

14.  Stock Options

The Company has stock option plans (Option Plans) under which certain members of management and outside nonmanagement directors may acquire up to 803,500 shares of common stock of the Company. At April 30, 2000, the Company has 698,500 shares reserved for future issuance under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee (the Committee). The maximum term of options granted under the Option Plans generally is ten years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. The options vest at a rate of 20% each year following the date of grant provided the optionee remains an employee of the company.

                          SigmaTron International, Inc.

14.  Stock Options (continued)

The Company also has stock option plans for the benefit of directors who are not salaried employees of the Company or full-time consultants to the Company. 178,500 shares of common stock were reserved for issuance upon exercise of such options. As of April 30, 2000, all options under these plans have been granted. An option may be exercised at any time within ten years from the date of grant.

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

The Company's pro forma information follows:

                                                            2000             1999              1998
                                                     ------------------------------------------------------

Net income                                                   $766,647        $1,697,101         $525,892
Pro forma net income                                          716,789         1,558,152          302,389
Earnings per share - Basic and diluted                       $.27              $.59             $.18
Pro forma earnings per share - Basic and diluted
                                                             $.25              $.51             $.10
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:

                                                            2000             1999              1998
                                                     ------------------------------------------------------

Expected dividend yield                                      .0%               .0%              .0%
Expected stock price volatility                             0.601             0.608            0.512
Risk-free interest rate                                     6.04%             5.43%            6.31%
Weighted-average expected life of options
                                                            5 years           5 years          5 years

                          SigmaTron International, Inc.

14.  Stock Options (continued)

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

The table below summarized option activity through April 30, 2000:

                                                     Weighted-     Number of
                                                      Average       options
                                                     Exercise    exercisable at
                                Number of Options      Price       end of year
                                ------------------------------------------------

Outstanding at April 30, 1997          374,500       $  7.13
Options granted during 1998            387,000         12.45
Options exercised during 1998           (6,000)         7.00
Options canceled during 1998          (200,000)         7.00
Outstanding at April 30, 1998          555,500         10.88          163,500
Options granted during 1999             93,000          6.20
                                ------------------
Outstanding at April 30, 1999          648,500         10.20          207,100
Options granted during 2000            348,500          6.22
Options canceled during 2000          (336,300)        12.23
                                ------------------
Outstanding at April 30, 2000          660,700          7.08          378,403
                                ==================

The weighted-average grant date fair value of the options granted during fiscal 2000, 1999, and 1998 was $3.49, $3.50, and $6.47, respectively.

                          SigmaTron International, Inc.

14.  Stock Options (continued)

Information with respect to stock options outstanding and stock options exercisable at April 30, 2000, follows:

                                                               Options Outstanding
                                        -------------------------------------------------------------------
                                                                 Weighted-Average
                                        Number Outstanding          Remaining         Weighted-Average
                                         at April 30, 2000      Contractual Life        Exercise Price
        Range of Exercise Prices
-----------------------------------------------------------------------------------------------------------
           $  4.25 - 6.25                  348,500           9.62 years             $  5.98
           6.63 - 8.44                     250,000           5.67 years                7.09
           10.25 - 14.50                    62,200           7.16 years               13.18
                                       -----------------
           4.25 - 14.50                    660,700
                                       =================
                                                                      Options Exercisable
                                                     ------------------------------------------------------
                                                               Number
                                                           Exercisable at       Weighted-Average Exercise
                    Range of Exercise Prices               April 30, 2000                 Price
-----------------------------------------------------------------------------------------------------------

            $ 4.25 - 6.25                                    127,003                 $  5.70
            6.63 - 8.44                                      202,400                    7.02
            10.25 - 14.50                                     49,000                   13.43
                                                         ----------------
            4.25 - 14.50                                     378,403
                                                         ================

                          SigmaTron International, Inc.

15.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                       2000           1999           1998
                                                   ------------------------------------------
Net income available to common stockholders
                                                   $   766,647    $ 1,697,101   $     525,892
                                                   ==========================================

Weighted-average shares:
   Basic                                             2,881,227      2,881,227       2,881,128
   Effect of dilutive warrants and stock options
                                                          --            3,600          91,264
                                                   ------------------------------------------
   Diluted                                         $ 2,881,227    $ 2,884,827   $   2,972,392
                                                   ==========================================

Basic and diluted earnings per share before
   extraordinary item                              $       .30    $       .59   $         .18
Basic and diluted earnings per share -
   Extraordinary item                                     (.03)          --              --
                                                   ------------------------------------------
Basic and diluted earnings per share               $       .27    $       .59   $         .18
                                                   ==========================================

Options to purchase 660,700 and 648,500 shares of common stock were outstanding during 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share for all or part of the year because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                          SigmaTron International, Inc.


                 Schedule II - Valuation and Qualifying Accounts


                                                Balance at         Charges to         Charges to                  Balance at
                                                Beginning          Costs and          Other                       End of
              Description                       of Period          Expenses           Accounts     Deductions      Period
------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2000:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts             $575,000          $357,456         $ -            $  -         $932,459
       Reserve for obsolete inventory               331,500            50,000           -               -          381,500
       Reserve against note receivable              280,000                 -           -               -          280,000

Year ended April 30, 1999:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                    -           575,000           -               -          575,000
       Reserve for obsolete inventory               331,500                 -           -               -          331,500
       Reserve against note receivable              280,000                 -           -               -          280,000

Year ended April 30, 1998:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts               80,000                 -           -          80,000 (1)            -
       Reserve for obsolete inventory               331,500                 -           -               -          331,500
       Reserve against note receivable                    -           280,000           -               -          280,000

(1) Uncollectible accounts written off.