Form 10-Q
period 2000-07-31
SIGMATRON INTERNATIONAL INC
filed 2000-09-12
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2000

                         Commission File Number 0-23248

                          SigmaTron International, Inc.
-------------------------------------------------------------------------------
            (Exact Name of Registrant, as Specified in its Charter)

           Delaware                                         36-3918470
-------------------------------------------------------------------------------
 (State or other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                      Identification Number)

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On September 11, 2000 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

PART 1.   FINANCIAL INFORMATION:                                        Page No.
                                                                        --------

  Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets--July 31, 2000
                 and April 30, 2000                                           3

             Condensed Consolidated Statements of Income--Three
                 Months Ended July 31, 2000 and 1999                          4

             Condensed Consolidated Statements of Cash Flows--Three
                 Months Ended July 31, 2000 and 1999                          5

             Notes to Condensed Consolidated Financial Statements             6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risks                                                        9


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    10

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                                             July 31,         April 30,
                                                               2000             2000
                                                            ----------      -----------
 ASSETS                                                     (Unaudited)
Current assets:
  Cash                                                      $     2,500     $     2,500
  Accounts receivable, less allowance for doubtful
  accounts of $932,459  at July 31, 2000 and
  April 30, 2000                                             10,229,142      10,609,481
  Inventories                                                19,033,642      17,775,199
  Prepaid and other assets                                      623,296         494,848
  Income tax receivable                                         358,659            --
  Deferred income taxes                                         371,868         371,868
  Other receivables                                             639,682         762,277
                                                            -----------     -----------
  Total current assets                                       31,258,789      30,016,173

  Machinery and equipment, net                               13,072,392      13,327,430

Due from SMTU:
  Investment and advances                                     1,088,753         859,612
  Equipment receivable                                        2,392,434       3,312,371
  Other receivable                                              801,281         892,709
  Other assets                                                1,423,510         932,597
                                                            -----------     -----------
  Total assets                                              $50,037,159     $49,340,892
                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                      8,333,824       6,841,875
  Trade accounts payable - Related parties                    1,116,648         874,169
  Accrued expenses                                            1,591,627       1,916,815
  Income tax payable                                               --              --
  Capital lease obligations                                   1,883,720       1,893,486
                                                            -----------     -----------
  Total current liabilities                                  12,925,819      11,526,345


  Notes payable - Bank, less current portion                 14,977,897      14,654,320
  Capital lease obligations, less current portion             1,367,979       1,816,073
  Deferred income taxes                                       1,277,015       1,277,015
                                                            -----------     -----------
Total liabilities                                            30,548,710      29,273,753

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                        --              --
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding          28,812          28,812
    at July 31, 2000 and April 30, 2000
  Capital in excess of par value                              9,436,554       9,436,554
  Retained earnings                                          10,023,083      10,601,773
                                                            -----------     -----------
Total stockholders' equity                                   19,488,449      20,067,139

Total liabilities and stockholders' equity                  $50,037,159     $49,340,892
                                                            ===========     ===========



See accompanying notes.

                          SigmaTron International, Inc.
                        Consolidated Statements Of Income
                                    Unaudited

                                                            Three Months      Three Months
                                                               Ended             Ended
                                                           July 31, 2000      July 31, 1999
                                                           -------------      -------------
Net sales                                                   $17,466,113       $20,185,936
Cost of products sold                                        16,954,328        18,120,002
                                                            -----------       -----------
                                                                511,785         2,065,934

Selling and administrative expenses                           1,324,813         1,358,442

Operating (loss) income                                        (813,028)          707,492

Equity in net (income) loss  of SMTU                           (229,141)          (26,632)
Interest expense - Banks and capital lease obligations          426,413           486,378
Interest income - SMTU and LC                                  (113,648)         (161,004)
                                                            -----------       -----------
Income (loss) before income tax expense                        (896,652)          408,750

Income (benefit) tax expense                                   (317,963)          163,500
                                                            -----------       -----------
Net income                                                    ($578,689)         $245,250
                                                            ===========       ===========

Net (loss) income per common share - Basic                       ($0.20)            $0.09
                                                            ===========       ===========

Net (loss) income per common share - Assuming dilution           ($0.20)            $0.09
                                                            ===========       ===========




See accompanying notes.

                          SigmaTron International, Inc.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                    THREE MONTHS ENDED JULY 31,
                                                       2000            1999
                                                    ---------       -----------
OPERATING ACTIVITIES:
Net income                                          ($578,689)        $245,250
Adjustments to reconcile net income
to net cash used in operating activities:
  Depreciation                                        474,362          445,012
  Equity in net (income) loss of affiliate           (229,141)         (26,631)
  Gain on insurance reimbursement                        --          2,453,235
Changes in operating assets and liabilities:
  Accounts receivable                                 380,339       (3,181,590)
  Inventories                                      (1,258,443)        (658,577)
  Prepaid expenses and other assets                   155,940          603,724
  Trade accounts payable                            1,491,949         (287,311)
  Trade accounts payable - related parties            242,479         (520,988)
  Accrued expenses                                   (325,188)        (119,249)
  Income tax payable                                     --            124,958
                                                  -----------     ------------
 Net cash used in operating activities                353,608         (922,167)

INVESTING ACTIVITIES:
  Purchases of machinery and equipment               (219,326)        (302,746)
                                                  -----------     ------------
 Net cash used in investing activities               (219,326)        (302,746)

FINANCING ACTIVITIES:
 Net payments under capital lease obligations        (457,859)        (686,998)
 Net proceeds under line of credit                    323,577        1,766,692
                                                  -----------     ------------

 Net cash provided by financing activities           (134,282)       1,079,694

 Change in cash                                             0         (145,219)
 Cash at beginning of period                            2,500          280,071
                                                  -----------     ------------

 Cash at end of period                                 $2,500         $134,852
                                                  ===========     ============

 See accompanying notes.

                          SigmaTron International, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2000.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                               July 31,          April 30,
                                                 2000              2000
                                             -----------       ------------
                          Finished products  $ 4,194,688       $ 2,837,452
                          Work-in-process      1,586,488         1,713,691
                          Raw materials       13,252,466        13,224,056
                                             -----------       -----------
                                             $19,033,642       $17,775,199
                                             ===========       ===========

NOTE C - SMT, UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate located in Fremont, California. At July 31, 2000 the Company has amounts due from SMTU of approximately $4,282,000. SMTU was profitable for the year ended April 30, 2000 and the quarter ended July 31, 2000.

NOTE D - LIGHTING COMPONENTS

The Company has an equity interest of 12% in Lighting Components L.P. ("Lighting Components"). The Company has amounts due from Lighting Components of approximately $1,789,000 at July 31, 2000. In prior periods the Company had adjusted the carrying value of the Lighting Components assets on its books leaving approximately $1,000,000 of assets in the accompanying balance sheet at July 31, 2000. The Company has a security interest in substantially all of Lighting Components assets.

Lighting Components distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. Field trials for Lighting Components new product have been positive and the level of orders is increasing, which is critical to a turnaround in its financial performance.

NOTE E - LINE OF CREDIT

In August 1999 the Company entered into a credit arrangement which is comprised of a revolving loan facility and a term loan. Under the revolving loan facility, the Company may borrow certain percentages of the Company's accounts receivable and inventory, up to a maximum of $25.0 million. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth, pre-tax income and other financial covenants. At the July 31, 2000 the Company was in violation of its pre-tax income covenant. The lender waived the covenant and reset the pre-tax income covenant for future quarters. Currently management believes the reset covenants are obtainable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this press release may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions and the ability of the Company to manage its growth and secure financing. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales decreased for the three month period ended July 31, 2000 to $17,466,113 from $20,185,936 for the three month period ended July 31, 1999. The decrease in sales is attributable to a decline in the Company's customers' demand for product. The timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings, and the Company expects such fluctuations to continue. Historically, the Company's highest level of sales are achieved in its second and third quarters. In the Electronic Manufacturing Services industry the sales level can be misleading as an indication of the Company's profitability. Sales levels can fluctuate due to labor only orders compared to turnkey orders. Turnkey orders require the Company to procure the necessary components for assembly, which increases the selling price compared to labor only services. A turnkey order may have a higher selling price but may not be as profitable as a labor only order.

Gross profit decreased during the three month period ended July 31, 2000 to $511,785 or 2.9% of net sales, compared to $2,065,934 or 10.2% of net sales for the same period in the prior fiscal year. The decrease in gross profit is the result of two factors. The Elk Grove Village operation has experienced manufacturing inefficiencies due to the change from batch processing to continuous flow manufacturing. The conversion has taken longer than anticipated, which has resulted in a negative contribution margin for the operation for the quarter ended July 31, 2000. The Company's other manufacturing locations also experienced a decline in sales and have generated a modest contribution margin after overhead expenses. These two factors have negatively impacted the Company's gross profit for the first quarter of fiscal 2001.

Selling and administrative expenses decreased to $1,324,813 or 7.6% of net sales for the three month period ended July 31, 2000 compared to $1,358,442 or 6.7% of net sales in the first quarter of fiscal 2000. The decrease is primarily due to a decrease in commission expense, which is the result of a decrease in sales for the quarter ended July 31, 2000.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2000 was $426,413 compared to $486,378 for the same period in the prior year. This decrease was attributable to a decrease in interest expense for capital lease obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-con't

As a result of the factors described above, the Company incurred a net loss of $578,689 for the three month period ended July 31, 2000 compared to net income of $245,250 for the same period in the prior year. Basic and dilutive earnings per share for the first fiscal quarter of 2001 were <$.20> compared to $0.09 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

For the three months ended July 31, 2000 the net cash provided by operations was $353,608 compared to net cash used in operations of $922,167 for the same period in the prior year.

Net cash used in investing activities for the three months ended July 31, 2000 was $219,326 compared to $302,746 for the quarter ended July 31, 1999.

Net cash used in financing activities was $134,282 for the three month period ended July 31, 2000 compared to net cash provided by financing activities of $1,079,694 in the same period last year.

In August 1999 the Company entered into a credit arrangement which is comprised of a revolving loan facility and a term loan. Under the revolving loan facility, the Company may borrow certain percentages of the Company's accounts receivable and inventory, up to a maximum of $25.0 million. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth, pre-tax income and other financial covenants. At the July 31, 2000 the Company was in violation of its pre-tax income covenant. The lender waived the covenant and reset the pre-tax income covenant for future quarters. Currently management believes the reset covenants are obtainable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not applicable

                          SIGMATRON INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                                  July 31, 2000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data schedule (EDGAR version only)

(b)      No report on Form 8-K was filed during the quarter ended July 31, 2000.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                           9/12/00
------------------------------------------------     -------------------------
Gary R. Fairhead                                     Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                             9/12/00
------------------------------------------------     -------------------------
Linda K. Blake                                       Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)