Form 10-K/A
period 2000-04-30
SIGMATRON INTERNATIONAL INC
filed 2000-12-15
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number:0-23248

                          SIGMATRON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                          36-3918470
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)


             2201 LANDMEIER ROAD, ELK GROVE VILLAGE, ILLINOIS 60007
                    (Address of principal executive offices)

                                 (847) 956-8000
              (Registrant's telephone number, including area code)

                          ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Names of each exchange
                 Title of Each Class                on which registered
                 -------------------               ----------------------
                         None                               None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value

                          ----------------------------

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required by the SEC in its annual report on Form 10-K for the fiscal year ended April 30, 2000. The registrant hereby amends its annual report on Form 10-K as follows to include separate audited financial statements for SMTU for 2000, 1999 and 1998. The remainder of registrant's annual report on Form 10-K for the fiscal year ended April 30, 2000 shall remain unaffected by this amendment.

                        CONSOLIDATED FINANCIAL STATEMENTS

The Form 10-K is hereby amended to include the audited financial statements for SMT Unlimited L.P. for the years ended April 30, 2000, 1999 and 1998 at the end of the presently filed Consolidated Financial Statements and Financial Schedules filed as part of the Form 10-K beginning on page F-1.

                               SMT Unlimited L.P.
                              Financial Statements

                                    Contents

Report of Independent Auditors......................................................................FA - 1

Financial Statements

Balance Sheets at April 30, 2000 and 1999...........................................................FA - 2
Statements of Operations for the Years Ended April 30, 2000, 1999, and 1998.........................FA - 3
Statements of Partners' Deficit for the Years Ended April 30, 2000, 1999, and 1998..................FA - 4
Statements of Cash Flows for the Years Ended April 30, 2000, 1999, and 1998.........................FA - 5
Notes to Financial Statements.......................................................................FA - 6

Schedule II
Valuation and Qualifying Accounts..................................................................FA - 11

Financial statement schedules not listed above are omitted because they are not applicable or required.

                         Report of Independent Auditors

Partners
SMT Unlimited L.P.

We have audited the accompanying balance sheets of SMT Unlimited L.P. as of April 30, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMT Unlimited L.P. at April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




Chicago, Illinois
June 29, 2000

                               SMT Unlimited L.P.
                                 Balance Sheets

                                                                                        April 30
                                                                               2000                 1999
                                                                          -----------------------------------
Assets
Current assets:
   Cash                                                                   $      2,500           $        402
   Accounts receivable                                                       3,681,486              3,334,924
   Inventories                                                               7,017,811              3,445,737
   Prepaid expenses                                                            180,289                 39,595
                                                                          -----------------------------------
Total current assets                                                        10,882,086              6,820,658

Machinery and equipment, net                                                 5,031,221              5,259,551
Intangible assets, net of amortization of $95,238 and $66,002 at
   April 30, 2000 and 1999, respectively                                        44,260                  8,708
Deposits                                                                        17,004                 14,093
                                                                          -----------------------------------
Total assets                                                              $ 15,974,571           $ 12,103,010
                                                                          ===================================

Liabilities and partners' deficit Current liabilities:
   Trade accounts payable                                                 $  4,061,756           $  3,024,008
   Accrued expenses                                                            678,982                145,010
   Accrued expenses - Related parties                                        1,364,783              1,898,516
   Capital lease obligations                                                   110,660                 68,858
   Capital lease obligations - Related party                                 2,381,888              2,774,825
   Subordinated debentures - Related parties                                         -              1,300,000
   Notes payable - Bank                                                              -                932,969
                                                                          -----------------------------------
Total current liabilities                                                    8,598,069             10,144,186

Notes payable-Bank                                                           4,657,570                      -
Subordinated notes payable - Related parties                                         -              1,000,000
Capital lease obligations, less current portion                                 92,895                 94,459
Subordinated debentures - Related party,
   less current portion                                                      2,100,000                800,000
Capital lease obligations - Related party,
   less current portion                                                        930,483              1,436,027
                                                                          -----------------------------------
Total liabilities                                                           16,379,017             13,474,672

Partners' deficit:
   Partners' capital                                                           100,000                100,000
   Accumulated deficit                                                        (504,446)            (1,471,662)
                                                                          -----------------------------------
Total partners' deficit                                                       (404,446)            (1,371,662)
                                                                          -----------------------------------
Total liabilities and partners' deficit                                   $ 15,974,571           $ 12,103,010
                                                                          ===================================

See accompanying notes.

                               SMT Unlimited L.P.

                            Statements of Operations


                                                         Year ended April 30
                                             2000               1999                1998
                                         --------------------------------------------------
Net sales                                $ 25,318,719       $ 14,239,561       $  5,574,343
Cost of sales                              21,018,770         11,653,183          4,303,976
                                         --------------------------------------------------
                                            4,299,949          2,586,378          1,270,367
Selling and administrative expenses         2,261,965          1,514,640          1,150,366
                                         --------------------------------------------------
Operating income                            2,037,984          1,071,738            120,001
Other income                                    1,183             27,409             23,474
Interest expense - Bank notes and
   capital lease obligations                 (385,174)          (170,930)          (110,192)
Interest expense - Related parties           (686,777)          (604,834)          (541,826)
                                         --------------------------------------------------
Net income (loss)                        $    967,216       $    323,383       $   (508,543)
                                         ==================================================

See accompanying notes.

                               SMT Unlimited L.P.

                         Statements of Partners' Deficit



                                                                        Total
                                  Partners'       Accumulated         Partners'
                                   Capital          Deficit            Deficit
                                 ----------------------------------------------

Balance at April 30, 1997        $   100,000      $(1,286,502)      $(1,186,502)
Net loss                                   -         (508,543)         (508,543)
                                 ----------------------------------------------
Balance at April 30, 1998            100,000       (1,795,045)       (1,695,045)
Net income                                 -          323,383           323,383
                                 ----------------------------------------------
Balance at April 30, 1999            100,000       (1,471,662)       (1,371,662)
Net income                                 -          967,216           967,216
                                 ----------------------------------------------
Balance at April 30, 2000        $   100,000      $  (504,446)      $  (404,446)
                                 ==============================================

See accompanying notes.

                               SMT Unlimited L.P.

                            Statements of Cash Flows

                                                                           Year ended April 30
                                                                2000               1999              1998
                                                            -------------------------------------------------
Operating activities
Net income (loss)                                           $   967,216        $   323,383        $  (508,543)
Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating
   activities:
     Depreciation and amortization                              677,607            557,333            495,923
     Changes in operating assets and liabilities:
         Accounts receivable                                   (346,562)        (2,281,106)          (419,302)
         Inventories                                         (3,572,074)        (3,135,961)           (16,838)
         Prepaid expenses                                      (140,694)           (19,379)           (13,984)
         Deposits                                                (2,911)            36,058            (35,527)
         Trade accounts payable                               1,037,748          3,288,946            137,971
         Accrued expenses                                       533,972             53,540            (10,073)
         Accrued expenses - Related parties                    (533,733)           338,461            483,676
                                                            -------------------------------------------------
Net cash (used in) provided by operating
   activities                                                (1,379,431)          (838,725)           113,303

Investing activities
Purchases of machinery and equipment                           (282,215)          (247,335)          (186,276)
                                                            -------------------------------------------------
Net cash used in investing activities                          (282,215)          (247,335)          (186,276)

Financing activities
Deferred financing costs                                        (64,787)                 -                  -
Payments under capital lease obligations                       (996,070)           (84,965)          (336,850)
Proceeds from (payment of) subordinated notes payable
   - Related parties                                                  -          1,000,000                  -
Payment of subordinated notes payable - Related
   parties                                                   (1,000,000)                 -                  -
Net proceeds under note payable - Bank                        3,724,601            169,016            411,057
                                                            -------------------------------------------------
Net cash provided by financing activities                     1,663,744          1,084,051             74,207
                                                            -------------------------------------------------
Change in cash                                                    2,098             (2,009)             1,234
Cash at beginning of period                                         402              2,411              1,177
                                                            -------------------------------------------------
Cash at end of period                                       $     2,500        $       402        $     2,411
                                                            =================================================
Supplementary disclosure of cash flow
   information
Cash paid for interest                                      $   887,203        $   558,491        $   451,601
                                                            =================================================
Acquisition of machinery and equipment financed under
   capital leases                                           $   137,827        $   994,133        $ 1,111,918
                                                            =================================================


See accompanying notes.

                               SMT Unlimited L.P.

                          Notes to Financial Statements



1.  Description of the Business and Basis of Presentation

SMT Unlimited L.P. (the Company) was formed as an Illinois limited partnership on September 15, 1994, by the Patel Group (Patel), SigmaTron International, Inc., (SigmaTron), and a minority partner and is located in Fremont, California. The Company provides surface-mount technology assembly services, primarily to electronic original-equipment manufacturers. Patel and SigmaTron each contributed capital of $49,500 in exchange for 45% ownership of the Company and, additionally, Patel and SigmaTron formed a new corporation, SMT Unlimited Inc. (SMT, Inc.), which is the general partner of the Company. SMT, Inc. contributed capital of $1,000 in exchange for a 1% ownership interest. The minority partner vested in the remaining ownership equally over the following five years. During fiscal 1997, Patel and SigmaTron each sold 2.5% of their interest to key employees of the Company.

2.  Summary of Significant Accounting Policies

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

Machinery and Equipment

Machinery and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the useful life of the asset which ranges from 5 to 15 years.

Income Taxes

The Company makes no provision for income taxes as the partners include their respective shares of the results of the operations on their tax returns.

2.  Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets consist primarily of deferred financing costs which are being amortized by the straight-line method over the estimated useful life of the assets, which is two years.

Revenue Recognition

The Company's net sales are comprised of product sales and service revenue earned from engineering and design services. Revenue from product sales is recognized upon shipment of goods. Service revenue is recognized as the services are performed.

3.  Inventories

Inventories consist of the following:
                                                              April 30
                                                       2000            1999
                                                   -----------------------------

    Finished goods                                 $    84,019      $   262,134
    Work in process                                  1,351,996          222,075
    Raw material, less inventory reserve of
       $150,000 in 2000                              5,581,796        2,961,528
                                                   -----------------------------
                                                   $ 7,017,811      $ 3,445,737
                                                   =============================

4.  Machinery and Equipment

Machinery and equipment consist of the following:

                                                              April 30
                                                       2000             1999
                                                   -----------------------------

    Machinery and equipment                        $ 1,005,188      $   905,584
    Office equipment                                   374,820          333,440
    Leasehold improvements                              47,425           30,441
    Equipment under capital leases                   6,061,177        5,799,103
                                                   -----------------------------
                                                     7,488,610        7,068,568
    Accumulated depreciation and amortization,
       including amortization of assets under
       capital leases of $1,910,060 and $1,425,335
       at April 30, 2000 and 1999, respectively     (2,457,389)      (1,809,017)
                                                   -----------------------------
                                                   $ 5,031,221      $ 5,259,551
                                                   =============================

5.  Debt

The Company has $1,300,000 of 8% subordinated debentures and $800,000 of 12% subordinated debentures due May 1, 2002, to SigmaTron and Patel. Interest on the debentures is due quarterly beginning January 1, 2001. The payment of principal and interest on the subordinated debentures is subordinated in right of payment to the prior payment in full of the revolving line of credit.

The Company has a Loan and Security Agreement (Agreement) covering the Company's revolving line-of-credit facility. Under the terms of the Agreement, the maximum borrowing limit is the lesser of: (i) $5,500,000, or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $2,750,000 or up to 50% of the inventory borrowing base. The amended revolving line of credit matures on November 30, 2001. Borrowings under the revolving line of credit bear interest at the bank's prime plus 1% (10% at April 30, 2000). The Company is obligated to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the revolving line of credit. Available borrowings at April 30, 2000 , were $179,476.

The Agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of tangible net worth and net income before partnership distributions. The Agreement also provides for letters of credit up to $500,000. There were no outstanding letters of credit at April 30, 2000.

In August 1999, SigmaTron entered into a guaranty agreement with the Company's lender to guaranty the obligation of the Company under its revolving line of credit to a maximum of $2,000,000, plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and the Chairman of SMTU have each executed a guaranty to the lender to reimburse SigmaTron for up to $500,000 of payments made by SigmaTron under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify SigmaTron for 50% of all the Company's payments to the lender. The limited partner's obligation to SigmaTron under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

Principal maturities of long-term debt as of April 30, 2000, are as follows:

        2001                                                       $          -
        2002                                                          4,657,570
        2003                                                          2,100,000
                                                                   -------------
                                                                   $  6,757,570
                                                                   =============

6.  Leases

The Company leases its facilities under an operating lease agreement expiring September 2004. The Company also has various capital lease agreements with SigmaTron and one capital lease agreement with a third party to acquire machinery and equipment.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2000:
                                                     Capital         Operating
                                                      Leases           Leases
                                                   -----------------------------

        2001                                        $3,055,902     $    253,517
        2002                                           573,622          259,524
        2003                                           332,084          267,935
        2004                                           236,547          273,942
        2005                                            19,366          114,142
        Thereafter                                           -                -
                                                   -----------------------------
                                                     4,217,521       $1,169,060
                                                                 ===============
        Less:  Amounts representing interest           701,595
                                                   ------------
                                                     3,515,926
        Less:  Current portion                       2,492,548
                                                   ------------
                                                    $1,023,378
                                                   ============

Rent expense, including maintenance, property taxes, and insurance incurred under an operating lease, was approximately $298,000, $250,000, $219,000 for the years ended April 30, 2000, 1999, and 1998, respectively.

7.  Related Party Transactions

The Company is involved in transactions with SigmaTron. SigmaTron charges the Company a minimum of $12,500 per month in administrative fees for various services. The Company paid SigmaTron $375,000, $0 and $75,000 in administrative fees for the years ended April 30, 2000, 1999 and 1998, respectively. At April 30, 2000 and 1999, the Company has accrued $0 and $225,000, respectively, for administrative fees not paid by year-end. The Company also paid approximately $1,214,000 and $0 in principal and interest in connection with its capital lease agreements with SigmaTron in 2000 and 1999, respectively. At April 30, 2000, the Company was approximately 22 months delinquent in its lease payments to SigmaTron and has accrued overdue interest of approximately $402,000 in connection with these lease payments. At April 30, 2000, the accrued interest related to these lease payments was $514,000. SigmaTron and Patel have equally guaranteed the Company's operating lease obligation for the manufacturing facility.

8.  Major Customers and Concentration of Credit Risks

For the year ended April 30, 2000, five customers accounted for 66% of net sales of the Company and 66% of accounts receivable at April 30, 2000.

For the year ended April 30, 1999, seven customers accounted for 66% of net sales of the Company and 71% of accounts receivable at April 30, 1999.

For the year ended April 30, 1998, two customers accounted for 43% of net sales of the Company and 51% of accounts receivable at April 30, 1998.

SMT Unlimited L.P.

                 Schedule II - Valuation and Qualifying Accounts

                                                        Balance at      Charges to     Charges to                     Balance at
                                                        Beginning       Costs and        Other                           End of
                  Description                           of Period        Expenses       Accounts        Deductions       Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2000:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                   $    -         $  60,000           -                -        $  60,000
       Reserve for obsolete inventory                         -           150,000           -                -          150,000

Year ended April 30, 1999:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                        -                 -           -                -                -
       Reserve for obsolete inventory                         -                 -           -                -                -

Year ended April 30, 1998:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                        -                 -           -                -                -
       Reserve for obsolete inventory                         -                 -           -                -                -

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SIGMATRON INTERNATIONAL, INC.


                                      By: /s/ Gary R.  Fairhead
                                          -------------------------------------
                                          Gary R. Fairhead
                                          President and Chief Executive Officer
Dated:  December 15, 2000