Form 10-Q
period 2000-10-31
SIGMATRON INTERNATIONAL INC
filed 2000-12-15
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 2000

                         Commission File Number 0-23248


                          SigmaTron International, Inc.
--------------------------------------------------------------------------------
(Exact Name of Registrant, as Specified in its Charter)

           Delaware                                           36-3918470
--------------------------------------------------------------------------------
(State or other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

2201 Landmeier Road, Elk Grove Village, Illinois 60007
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (847) 956-8000

                                    No Change
--------------------------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last Reports)



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----   -----

On December 11, 2000 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART 1.   FINANCIAL INFORMATION:                                        Page No.
                                                                        --------
  Item 1. Consolidated Financial Statements

               Consolidated Balance Sheets--October 31, 2000
                    and April 30, 2000                                     3

               Consolidated Statements of Operations--Three and Six
                    Months Ended October 31, 2000 and 1999                 4

               Consolidated Statements of Cash Flows--Three and Six
                    Months Ended October 31, 2000 and 1999                 5

               Notes to Consolidated Financial Statements                  6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      10


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders             10

  Item 6. Exhibits and Reports on Form 8-K                                11

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets



                                                            OCTOBER 31,       April 30,
                                                               2000             2000
                                                            -----------     -----------
ASSETS                                                      (UNAUDITED)
Current assets:
  Cash                                                      $     2,500     $     2,500
  Accounts receivable, less allowance for doubtful
  accounts of $932,459  at October 31, 2000 and
  April 30, 2000                                             16,222,349      10,609,481
  Inventories                                                19,770,070      17,775,199
  Prepaid and other assets                                      590,168         494,848
  Income tax refund                                              53,587             -
  Deferred income taxes                                         371,868         371,868
  Other receivables                                             646,103         762,277
                                                            -----------     -----------

  Total current assets                                       37,656,645      30,016,173

  Machinery and equipment, net                               13,458,394      13,327,430

Due from SMTU:
  Investment and advances                                     1,375,866         859,612
  Equipment receivable                                        3,042,778       3,312,371
  Other receivable                                            1,625,221         892,709

  Other assets                                                1,672,651         932,597
                                                            -----------     -----------

  Total assets                                              $58,831,555     $49,340,892
                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                     11,311,937       6,841,875
  Trade accounts payable - Related parties                    1,161,629         874,169
  Accrued expenses                                            1,910,419       1,916,815
  Notes payable - Bank                                       19,452,910             -
  Capital lease obligations                                   1,931,204       1,893,486
  Other liabilities                                             397,720             -
                                                            -----------     -----------

  Total current liabilities                                  36,165,819      11,526,345

  Notes payable - Bank, less current portion                        -        14,654,320
  Capital lease obligations, less current portion             1,741,502       1,816,073
  Deferred income taxes                                       1,277,015       1,277,015
                                                            -----------     -----------

Total liabilities                                            39,184,336      29,273,753

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                         -               -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding          28,812          28,812
    at October 31, 2000 and April 30, 2000
  Capital in excess of par value                              9,436,554       9,436,554
  Retained earnings                                          10,181,853      10,601,773
                                                            -----------     -----------

Total stockholders' equity                                   19,647,219      20,067,139

Total liabilities and stockholders' equity                  $58,831,555     $49,340,892
                                                            ===========     ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations
                                    Unaudited

                                                               THREE MONTHS      Three Months       SIX MONTHS        Six Months
                                                                   ENDED             Ended             ENDED             Ended
                                                             OCTOBER 31, 2000  October 31, 1999  OCTOBER 31, 2000  October 31, 1999
                                                             ----------------  ----------------  ----------------  ----------------
Net sales                                                        $ 25,120,234      $ 27,185,252      $ 42,586,347      $ 47,371,188
Cost of products sold                                              23,238,502        23,788,357        40,192,830        41,908,359
                                                             ----------------  ----------------  ----------------  ----------------
                                                                    1,881,732         3,396,895         2,393,517         5,462,829


Selling and administrative expenses                                 1,519,301         1,664,853         2,844,114         3,023,295
                                                             ----------------  ----------------  ----------------  ----------------
Operating income (loss)                                               362,431         1,732,042          (450,597)        2,439,534

Equity in net  income of affiliate                                   (287,113)          (48,356)         (516,254)          (74,987)
Interest expense -  Banks and capital lease obligations               518,461           559,510           944,874         1,045,887
Interest income -  Related parties                                   (133,534)         (146,784)         (247,182)         (307,788)
                                                             ----------------  ----------------  ----------------  ----------------
Income (loss) before income tax expense and
extraordinary item                                                    264,617         1,367,672          (632,035)        1,776,422

Income tax expense (benefit)                                          105,847           547,068          (212,116)          710,568
                                                             ----------------  ----------------  ----------------  ----------------
Income (loss)  before extraordinary item                              158,770           820,604          (419,919)        1,065,854

Extraordinary item - extinguishment of debt, net of
taxes $58,333                                                             -              87,500               -              87,500
                                                             ----------------  ----------------  ----------------  ----------------
Net income (loss)                                                     158,770           733,104          (419,919)          978,354
                                                             ================  ================  ================  ================

Net income (loss) per common share - Basic                              $0.06             $0.25            ($0.15)            $0.34
                                                             ================  ================  ================  ================

Net income (loss) per common share - Assuming dilution                  $0.06             $0.25            ($0.15)            $0.34
                                                             ================  ================  ================  ================

Weighted average number of common shares
outstanding - basic and diluted                                     2,881,227         2,881,227         2,881,227         2,881,227
                                                             ================  ================  ================  ================

See accompanying notes

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                       SIX MONTHS ENDED OCTOBER 31,

                                                          2000             1999
                                                      -----------      -----------
OPERATING ACTIVITIES:
Net (loss) income                                     $  (419,919)     $   978,354
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
       Depreciation                                       970,145          867,551
       Equity in net income of affiliate                 (516,254)         (74,987)
       Provision for doubtful accounts                        -             75,000
       Provision for inventory obsolescence                   -             50,000
Changes in operating assets and liabilities:
       Accounts receivable                             (5,612,868)      (7,287,243)
       Inventories                                     (1,994,871)      (2,475,164)
       Prepaid expenses                                   (95,320)          67,662
       Other assets                                    (1,140,386)         872,011
       Trade accounts payable                           4,470,062        1,940,060
       Trade accounts payable - related parties           287,460          907,203
       Accrued expenses                                    (6,396)        (127,071)
       Other liabilities                                  397,720
       Receivable from flood insurance proceeds               -          2,453,235
       Income tax payable                                     -            533,430
                                                      -----------      -----------
     Net cash used in operating activities             (3,660,627)      (1,219,959)

INVESTING ACTIVITIES:
       Purchases of machinery and equipment            (1,101,110)        (889,833)
                                                      -----------      -----------
     Net cash used in investing activities             (1,101,110)        (889,833)

FINANCING ACTIVITIES:
     Net payments under capital lease obligations         (36,852)      (1,342,399)
     Net proceeds under line of credit                  4,798,589        3,323,577
                                                      -----------      -----------
     Net cash provided by financing activities          4,761,737        1,981,178

     Change in cash                                           -           (128,614)
     Cash at beginning of period                            2,500          280,071
                                                      -----------      -----------
     Cash at end of period                            $     2,500      $   151,457
                                                      ===========      ===========


See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2000.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                      October 31,        April 30,
                                         2000               2000
                                      -----------       -----------
               Finished products      $ 4,106,578       $ 2,837,452
               Work-in-process          1,089,282         1,713,691
               Raw materials           14,574,208        13,224,056
                                      -----------       -----------
                                      $19,770,068       $17,775,199
                                      ===========       ===========


NOTE C - SMT, UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate located in Fremont, California. SMTU is a electronic manufacturing services provider.

The following is the summarized income statement information for SMTU:

                         Three Months Ended              Six Months Ended
                             October 31,                    October 31,
                         2000           1999            2000            1999
                      -------------------------      --------------------------
Revenues              10,555,542      5,290,199      23,599,667      10,763,331

Cost and expenses     10,003,395      5,223,621      22,384,951      10,575,466
                      ----------     ----------      ----------      ----------

Pre-tax income           552,147         66,578       1,214,716         187,865
                      ==========     ==========      ==========      ==========


In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all of SMTU's payments to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

NOTE D - LIGHTING COMPONENTS

The Company has an equity interest of 12% in Lighting Components L.P. ("Lighting Components"). The Company has amounts due from Lighting Components of approximately $1,861,000 at October 31, 2000. In prior periods the Company had adjusted the carrying value of the Lighting Components assets to net realizable value leaving approximately $1,065,000 of assets in the accompanying balance sheet at October 31, 2000. The Company has a security interest in substantially all of Lighting Components assets.

Lighting Components distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. Recent Lighting Components' products have been well received in the market and have attracted the interest of third parties, which has resulted in negotiations with Lighting Components for the purchase of its business.

NOTE E - LINE OF CREDIT

In August 1999, the Company entered into a two year credit arrangement which is comprised of a revolving loan facility and a term loan. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth, pre-tax income and other financial covenants as defined in the credit agreement. As of October 31, 2000 the Company was in violation of its pre-tax income and interest coverage ratio covenants. As of the date of this report the violation of those covenants has not been waived by the bank. The outstanding loan balance of $19,452,910 has been classified as a short term liability on the Company's balance sheet. The Company is negotiating with its lender for a one year extension of the revolving loan facility with revised financial covenants and a waiver for covenant violations for the period ended October 31, 2000. The Company believes it will be successful negotiating with its lender.


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

RESULTS OF OPERATIONS:

Net sales decreased for the three month period ended October 31, 2000 to $25,120,234 from $27,185,252 for the three month period ended October 31, 1999. Net sales for the six months ended October 31, 2000 decreased to $42,586,347 from $47,371,188 for the same period in prior year. The decrease in sales is primarily attributable to a decline in sales to one of the Company's key customers. The Company remains dependent upon continued sales to a few of its largest customers. Any material change in orders could have a material impact on the Company's results of operations. Historically the Company has experienced significant fluctuation in its revenues and results of operations, and the Company expects such fluctuations to continue. In the Electronic Manufacturing Services industry the sales level can be misleading as an indication of the Company's profitability. Sales levels can fluctuate due to labor only orders compared to turnkey orders. Turnkey orders require the Company to procure the necessary components for assembly, which increases the selling price compared to labor only services. A turnkey order may have a higher selling price but may not be as profitable as a labor only order.

Gross profit decreased during the three month period ended October 31, 2000 to $1,881,732 or 7.5% of net sales, compared to $3,396,895 or 12.5% of net sales for the same period in the prior fiscal year. The gross profit for the six months ended October 31, 2000 decreased to $2,393,517 from $5,462,829. The decrease in the Company's gross margin reflects a number of factors which can vary from period to period, including component pricing and shortages, consignment and turnkey business, price erosion within the industry, the mix of labor costs and manufacturing efficiencies. The Company's Elk Grove Village operation completed its conversion from batch processing to continuous flow late November 2000. The conversion process has negatively impacted the operation's gross margin for the quarter ended October 31, 2000. The Company believes the continuous flow manufacturing will have a positive impact on the operation's gross margins in future quarters. The Company's overall gross margins continue to be effected by reduced sales volume, which may continue until the cost structure is aligned with the reduced sales volume, or until sales volumes increase. The Company has continued to migrate work to Mexico, thereby providing customers with cost reductions and increasing margins. While the Company's focus remains on expanding its customer base and expanding gross margins, there can be no assurance that revenues and gross margins will increase in future quarters.

Selling and administrative expenses decreased to $1,519,301 or 6.0% of net sales for the three month period ended October 31, 2000 compared to $1,664.853 or 6.1% of net sales in the same period last year. Selling and administrative expenses for the six months ended October 31, 2000 and 1999 were $2,844,114 and $3,023,295 respectively. The decrease is primarily due to a decrease in commission expense.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2000 was $384,927 compared to $412,726 for the same period in the prior year. Interest expense for bank debt and capital lease obligations for the six months ended October 31, 2000 and 1999 were $697,692 and $738,099 respectively. This decrease was attributable to a decrease in interest expense for capital lease obligations.

As a result of the factors described above, net income decreased to $158,770 for the three month period ended October 31, 2000 compared to net income of $733,104 for the same period in the prior year. Basic and dilutive earnings per share for the second fiscal quarter of 2001 were $0.06 compared to $0.25 for the same period in the prior year. For the first six months of fiscal 2001 the Company incurred a net loss of $419,919 compared to net income of $978,354 for the six month period ended October 31, 1999. Basic and diluted earnings per share for the six month period ended October 31, 2000 and 1999 were ($0.15) and $0.34 respectively.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended October 31, 2000 the primary source of liquidity was $4,798,589 of cash provided by borrowings from the Company's secured lender. Cash flow used in operating activities was $3,660,627 compared to $1,219,959 in the comparable period in fiscal

1999. Cash used in operating activities was primarily due to an increase in accounts receivables and inventories offset by an increase in accounts payable.

Cash flow used in investing activities totaled $1,101,110 for the six months ended October 31, 2000 which was used for the purchase of machinery and equipment.

In August 1999, the Company entered into a two year credit arrangement which is comprised of a revolving loan facility and a term loan. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. The agreement contains certain financial covenants pertaining to the maintenance of tangible net worth, pre-tax income and other financial covenants as defined in the credit agreement. At the October 31, 2000 the Company was in violation of its pre-tax income and interest coverage ratio covenants. As of the date of this report the violation of those covenants has not been waived by the bank. The outstanding loan balance of $19,452,910 has been classified as a short term liability on the Company's balance sheet. The Company is negotiating with its lender for a one year extension of the revolving loan facility with revise financial covenants and a waiver for covenant violations for the period ended October 31, 2000. The Company believes it will be successful negotiating with its lender.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not applicable

                          SIGMATRON INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                                October 31, 2000


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2000, the Company held its 2000 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2003 Annual Meeting of Stockholders: William C. Mitchell, Thomas W. Rieck and Steven
A. Rothstein. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

                Nominee                 For         Against      Abstained
                -------                 ---         -------      ---------

          William C. Mitchell        2,648,296      133,030          0
          Thomas W. Rieck            2,648,296      133,030          0
          Steven A. Rothstein        2,648,296      133,030          0

The stockholders ratified the 2000 Directors Stock Option Plan, 1,430,847 were in favor of the ratification and 559,680 were opposed. In addition, the shareholders ratified the 2000 Employee Stock Option Plan, 1,446,542 were in favor of the ratification and 543,860 votes were opposed. The stockholders also voted to approve the ratification of the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year April 30, 2001. 2,755,491 shares were cast for such selection, 9,950 shares were opposed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit 27 - Financial Data schedule (EDGAR version only)

(b) 10.27 Lease Agreement # 00-190 between SigmaTron International, Inc. and International Financial Services dated July 18, 2000, filed as
          Exhibit 10.27 to the Company's Form 10-Q for the quarter ended October 31, 2000.

(c) No report on Form 8-K was filed during the quarter ended October 31, 2000.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                             12/15/00
---------------------------------------------------        ---------------------
Gary R. Fairhead                                           Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                               12/15/00
---------------------------------------------------        ---------------------
Linda K. Blake                                             Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)