Form 10-Q
period 2001-01-31
SIGMATRON INTERNATIONAL INC
filed 2001-03-14
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2001

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

On March 14, 2001 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART 1.         FINANCIAL INFORMATION:                                  Page No.
                                                                        --------

   Item 1.    Consolidated Financial Statements

                 Consolidated Balance Sheets - January 31, 2001
                     and April 30, 2000                                        3

                 Consolidated Statements of Operations - Three and Nine
                     Months Ended January 31, 2001 and 2000                    4
                 Consolidated Statements of Cash Flows - Three and Nine
                     Months Ended January 31, 2001 and 2000                    5

                 Notes to Consolidated Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk      10


PART II.        OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                10

                          SigmaTron International, Inc.
                           Consolidated Balance Sheets


                                                         JANUARY 31,  APRIL 30,
                                                            2001        2000
                                                        ------------  ---------
ASSETS                                                  (UNAUDITED)
Current assets:
 Cash                                                       $2,500        $2,500
 Accounts receivable, less allowance for doubtful
 accounts of $932,459  at January 31, 2001 and
 April 30, 2000                                         12,354,214    10,609,481
 Inventories                                            19,886,889    17,775,199
 Prepaid and other assets                                1,203,968       494,848
 Income tax refund                                         110,127       -
 Deferred income taxes                                     371,868       371,868
 Other receivables                                         869,821       762,277
                                                       -----------   -----------

 Total current assets                                   34,799,387    30,016,173

 Machinery and equipment, net                           13,794,969    13,327,430

Due from SMTU:
 Investment and advances                                 1,382,238       859,612
 Equipment receivable                                    3,579,328     3,312,371
 Other receivable                                          895,383       892,709

 Other assets                                            1,376,872       932,597
                                                       -----------   -----------

 Total assets                                          $55,828,177   $49,340,892
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                 10,358,833     6,841,875
 Trade accounts payable - Related parties                  976,218       874,169
 Accrued expenses                                        1,811,171     1,916,815
 Notes payable - Bank                                   17,284,337       -
 Capital lease obligations                               1,867,534     1,893,486
 Other liabilities - due to related party                  326,797
                                                       -----------   -----------

 Total current liabilities                              32,624,890    11,526,345

 Notes payable - Bank, less current portion                  -        14,654,320
 Capital lease obligations, less current portion         2,193,976     1,816,073
 Deferred income taxes                                   1,277,015     1,277,015
                                                       -----------   -----------

Total liabilities                                       36,095,881    29,273,753

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 500,000 shares
   authorized, none issued and outstanding                   -           -
 Common stock, $.01 par value; 6,000,000 shares
   authorized, 2,881,227 shares issued and outstanding      28,812        28,812
   at January 31, 2001 and April 30, 2000
 Capital in excess of par value                          9,436,554     9,436,554
 Retained earnings                                      10,266,930    10,601,773
                                                       -----------   -----------

Total stockholders' equity                              19,732,296    20,067,139

Total liabilities and stockholders' equity             $55,828,177   $49,340,892
                                                       -----------   -----------

See accompanying notes.

                          SigmaTron International, Inc.
                      Consolidated Statements Of Operations
                                    Unaudited

                                           Three Months      Three Months        Nine Months       Nine Months
                                              Ended             Ended              Ended             Ended
                                         January 31, 2001  January 31, 2000   January 31, 2001  January 31, 2000
                                         ----------------  ----------------  -----------------  ----------------
Net sales                                     $20,715,857       $24,972,991        $63,302,204       $72,344,179
Cost of products sold                          18,779,604        23,146,272         58,972,434        65,054,631
                                         ----------------  ----------------  -----------------  ----------------
                                                1,936,253         1,826,719          4,329,770         7,289,548

Selling and administrative expenses             1,432,912         1,411,479          4,277,026         4,493,107
                                         ----------------  ----------------  -----------------  ----------------
Operating income                                  503,341           415,240             52,744         2,796,441

Equity in net  income of affiliate                 (6,372)         (178,200)          (522,626)         (253,187)
Interest expense -  Banks and capital
                    lease obligations             554,246           572,779          1,499,120         1,618,666
Interest income -  Related parties               (140,821)         (158,564)          (388,003)         (466,352)
                                         ----------------  ----------------  -----------------  ----------------
Income (loss) before income tax expense
  and extraordinary item                           96,288           179,225           (535,747)        1,897,314

Income tax expense (benefit)                       11,211          (363,751)          (200,905)          288,484
                                         ----------------  ----------------  -----------------  ----------------
Income (loss)  before extraordinary item           85,077           542,976           (334,842)        1,608,830

Extraordinary item - extinguishment of debt,
  net of taxes $58,333                              -                -                   -                87,500
                                         ----------------  ----------------  -----------------  ----------------
Net income (loss)                                  85,077           542,976           (334,842)        1,521,330
                                         ================  ================  =================  ================
Net income (loss)
  per common share - Basic                          $0.03             $0.19             ($0.12)            $0.53
                                         ================  ================  =================  ================

Net income (loss)
  per common share - Assuming dilution              $0.03             $0.19             ($0.12)            $0.53
                                         ================  ================  =================  ================

Weighted average number of common shares
outstanding - basic                             2,881,227         2,881,227          2,881,227         2,881,227
                                         ================  ================  =================  ================

Weighted average number of common shares
outstanding - diluted                           2,881,227         2,883,921          2,881,227         2,881,227
                                         ================  ================  =================  ================

See accompanying notes.

                          SigmaTron International, Inc.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                   NINE MONTHS ENDED JANUARY 31,
                                                         2001           2000
                                                     ----------      ----------
OPERATING ACTIVITIES:
Net (loss) income                                     ($334,842)     $1,521,330
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
       Depreciation                                   1,475,958       1,341,703
       Equity in net income of affiliate               (522,626)       (253,187)
       Provision for doubtful accounts                        -         96,960
       Provision for inventory obsolescence                   -         50,000
Changes in operating assets and liabilities:
       Accounts receivable                           (1,744,733)     (5,351,633)
       Inventories                                   (2,111,690)     (1,596,480)
       Prepaid expenses                                (709,120)       (204,041)
       Other assets                                    (931,577)      1,318,012
       Trade accounts payable                         3,516,958         766,148
       Trade accounts payable - related parties         102,049          20,327
       Accrued expenses                                (105,644)       (104,432)
       Other liabilities                                326,797            -
       Receivable from flood insurance proceeds            -          2,453,235
       Income tax payable                                  -           (628,577)
                                                     ----------      ----------
     Net cash used in operating activities           (1,038,470)       (570,635)

Investing activities:
      Purchases of machinery and equipment           (1,943,498)     (1,208,685)
                                                     ----------      ----------

      Net cash used in investing activities          (1,943,498)     (1,208,685)

Financing activities:
      Net payments under capital lease obligations      351,952      (1,828,975)
      Net proceeds under  line of credit              2,630,016       3,330,724
                                                     ----------      ----------
      Net cash provided by financing activities       2,981,968       1,501,749

      Change in cash                                       -           (277,571)
      Cash at beginning of period                         2,500         280,071
                                                     ----------      ----------
     Cash at end of period                               $2,500          $2,500
                                                     ==========      ==========

See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2000.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                             January 31,        April 30,
                                                2001               2000
                                             -----------       -----------
                     Finished products       $ 4,213,042       $ 2,837,452
                     Work-in-process           1,672,355         1,713,691
                     Raw materials            14,001,492        13,224,056
                                             -----------       -----------
                                             $19,886,889       $17,775,199

NOTE C - SMT, UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate with manufacturing facilities in Fremont and Hollister, California. SMTU is a electronic manufacturing services provider.

The following is the summarized income statement information for SMTU:

                            Three Months Ended            Nine Months Ended
                                January 31,                   January 31,
                              2001         2000          2001          2000
                          ----------------------------------------------------

Revenues                  11,323,695    6,729,579     34,923,362    17,492,910

Cost and expenses         11,308,701    6,293,503     33,693,652    16,868,969
                          ----------    ---------     ----------    ----------

Pre-tax income                14,994      436,076      1,229,710       623,941
                          ==========    =========    ===========    ==========

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all of SMTU's payments to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

NOTE D - LIGHTING COMPONENTS

The Company has an equity interest of 12% in Lighting Components L.P. ("Lighting Components"). The Company has amounts due from Lighting Components of approximately $1,965,000 at January 31, 2001. In prior periods the Company had adjusted the carrying value of the Lighting Components assets to net realizable value leaving approximately $1,178,000 of assets in the accompanying balance sheet at January 31, 2001. The Company has a security interest in substantially all of Lighting Components assets.

Lighting Components distributes a variety of electronic and molded plastic components for use in the sign and lighting industries. Interest of a third party has resulted in negotiations for the purchase of the business of Lighting Components.

NOTE E - LINE OF CREDIT

In August 1999, the Company entered into a two year credit arrangement which is comprised of a $25 million revolving loan facility and a term loan. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. As of the date of this report the Company was in violation of its pre-tax income and interest coverage ratio covenants for the quarters ended July 31, 2000, October 31, 2000 and January 31, 2001. Discussions are in process among the banks and the Company with regard to revision of covenants, waivers and other terms of the agreement. The Company is seeking alternative financing although there can be no assurance it will be obtained. The outstanding loan balance of $17,284,337 has been classified as a short term liability on the Company's balance sheet.


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

RESULTS OF OPERATIONS:

Net sales decreased for the three month period ended January 31, 2001 to $20,715,857 from $24,972,991 for the three month period ended January 31, 2000. Net sales for the nine months ended January 31, 2001 decreased to $63,302,204 from $72,344,179 for the same period in prior year. The decrease in sales is primarily attributable to a decline in sales to one of the Company's key customers. The Company remains dependent upon continued sales to a few of its largest customers. Any material change in orders could have a material impact on the Company's results of operations. Historically the Company has experienced significant fluctuation in its revenues and results of operations, and the Company expects such fluctuations to continue. In the Electronic Manufacturing Services industry the sales level can be misleading as an indication of the Company's profitability. Sales levels can fluctuate due to labor only orders compared to turnkey orders. Turnkey orders require the Company to procure the necessary components for assembly, which increases the selling price compared to labor only services. A turnkey order may have a higher selling price but may not be as profitable as a labor only order.

Gross profit increased during the three month period ended January 31, 2001 to $1,936,253 or 9.3% of net sales, compared to $1,826,719 or 7.3% of net sales for the same period in the prior fiscal year. The gross profit for the nine months ended January 31, 2001 decreased to

$4,329,770 from $7,289,548. The decrease in the Company's gross margin for the nine months ended January 31, 2001 reflects a number of factors which can vary from period to period, including component pricing and shortages, consignment and turnkey business, price erosion within the industry, the mix of labor costs and manufacturing efficiencies. The Company's overall gross margins continue to be effected by reduced sales volume, which may continue until the overhead cost structure is aligned with the reduced sales volume, or until sales volumes increase. The Company has continued to migrate work to Mexico, thereby providing customers with cost reductions and increasing margins. While the Company's focus remains on expanding its customer base and expanding gross margins, there can be no assurance that revenues and gross margins will increase in future quarters.

Selling and administrative expenses increased to $1,432,912 or 6.9% of net sales for the three month period ended January 31, 2001 compared to $1,411,479 or 5.7% of net sales in the same period last year. Selling and administrative expenses for the nine months ended January 31, 2001 and 2000 were $4,277,026 and $4,493,107, respectively. The decrease is primarily due to a decrease in commission expense.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2001 was $554,246 compared to $572,779 for the same period in the prior year. Interest expense for bank debt and capital lease obligations for the nine months ended January 31, 2001 and 2000 were $1,499,120 and $1,618,666 respectively. This decrease was attributable to a decrease in interest expense for capital lease obligations.

As a result of the factors described above, net income decreased to $85,077 for the three month period ended January 31, 2001 compared to net income of $542,976 for the same period in the prior year. Basic and dilutive earnings per share for the third fiscal quarter of 2001 were $0.03 compared to $0.19 for the same period in the prior year. For the first nine months of fiscal 2001 the Company incurred a net loss of $334,842 compared to net income of $1,521,330 for the nine month period ended January 31, 2000. Basic and diluted earnings per share for the nine month periods ended January 31, 2001 and 2000 were ($0.12) and $0.53, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended January 31, 2001 the primary source of liquidity was $2,630,016 of cash provided by borrowings from the Company's secured lender. Cash flow used in operating activities was $1,038,470 compared to $570,635 in the comparable period in fiscal 2000. Cash used in operating activities was due to an increase in accounts receivables and inventories, which is offset by an increase in accounts payable.

Cash flow used in investing activities totaled $1,943,498 for the nine months ended January 31, 2001 which relates to purchases of machinery and equipment.

In August 1999, the Company entered into a two year credit arrangement which is comprised of a $25 million revolving loan facility and a term loan. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. As of the date of the report the Company was in violation of its pre-tax income and interest coverage ratio covenants for the quarters ended July 31, 2000, October 31, 2000 and January 31, 2001. Discussions are in process among the banks and the Company with regard to revision of covenants, waivers and other terms of the agreement. The Company is seeking alternative financing although there can be no assurance it will be obtained. The outstanding loan balance of $17,284,337 has been classified as a short term liability on the Company's balance sheet.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) 10.28 Lease Agreement # 00-190 between SigmaTron International, Inc. and General Electric Capital Corporation dated December 21, 2000, filed as Exhibit 10.28 to the Company's Form 10-Q for the quarter ended January 31, 2001.

(b) No report on Form 8-K was filed during the quarter ended January 31, 2001.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                            3/14/01
--------------------------------------------------     -------------------------
Gary R. Fairhead                                       Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                              3/14/01
--------------------------------------------------     -------------------------
Linda K. Blake                                         Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)