Form 10-K405
period 2001-04-30
SIGMATRON INTERNATIONAL INC
filed 2001-08-13
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the fiscal year ended April 30, 2001
                                       or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the transition period from ___________to___________.

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

                     Common Stock $0.01 par value per share
                               Title of each class

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 30, 2001(based on the closing sale price as reported by Nasdaq National Market as of such date) was approximately $1,960,000.

The number of outstanding shares of the registrant's Common Stock, as of July 30, 2001, was 2,881,227.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2001, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

     ITEM 1.   BUSINESS.....................................................   3
     ITEM 2.   PROPERTIES...................................................  12
     ITEM 3.   LEGAL PROCEEDINGS............................................  14
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  14
     ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.........................  14

PART II

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS................................  16
     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.........................  17
     ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITIONS AND RESULTS OF OPERATIONS.......................  17
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISKS.........................................  23
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  23
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE........................  23

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  23
     ITEM 11.  EXECUTIVE COMPENSATION.......................................  23
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.............................................  23
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  24

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K................................................  24

SIGNATURES..................................................................  28

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

         The Company operates manufacturing facilities in Elk Grove Village, Illinois; Las Vegas, Nevada; and Acuna, Mexico. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Las Vegas, Nevada, Acuna Mexico, and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama. In addition, the Company's 42.5% owned affiliate, SMT Unlimited L.P. (SMTU), provides electronic manufacturing services in Fremont and Hollister, California.

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

MARKETS AND CUSTOMERS

         SigmaTron's customers are in the consumer electronics, gaming, industrial electronics, fitness, telecommunications, automotive and home appliance industries. As of April 30, 2001, the Company had approximately 140 active customers ranging from Fortune 500 companies to small, privately held enterprises.

         The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.


-------------------------------------------------------------------------------------------------
                                                                        PERCENT OF NET SALES
                                          TYPICAL                   FISCAL     FISCAL     FISCAL
MARKETS                               OEM APPLICATION                1999       2000       2001
-------                               ---------------                ----       ----       ----
-------------------------------------------------------------------------------------------------
Consumer Electronics      Carbon monoxide alarms, tanning beds      39.0%       29.8%     18.3%

-------------------------------------------------------------------------------------------------
Industrial Electronics    Motor controls, power supplies            16.8        20.3      18.8%

-------------------------------------------------------------------------------------------------
Fitness                   Treadmills, exercise bikes                13.7        18.4      21.7%

-------------------------------------------------------------------------------------------------
Gaming                    Slot machines, lighting displays          18.9        17.6      20.6%

-------------------------------------------------------------------------------------------------
Appliances                Household appliance controls               5.0         7.2      11.6%

-------------------------------------------------------------------------------------------------
Telecommunications        Pagers, microphones and modems             3.9         3.9       6.9%

-------------------------------------------------------------------------------------------------
Automotive                Automobile interior lighting               2.7         2.8       2.1%

-------------------------------------------------------------------------------------------------
Total                                                               100%          100%     100%
                                                                    ----          ----     ----
-------------------------------------------------------------------------------------------------

         For the fiscal year ended April 30, 2001, Life Fitness and Nighthawk Systems Inc. ("NSI") accounted for 21.7% and 15.8% respectively, of the Company's net sales. For the fiscal year ended April 30, 2000 NSI and Life Fitness accounted for 28.8% and 18.4%, respectively, of the Company's net sales. In fiscal 1999, NSI and Life Fitness accounted for 36.2% and 13.7%, respectively, of net sales. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

         NSI is a leading U.S. manufacturer of residential carbon monoxide detection systems. In May 2000 the Company entered into an agreement with NSI calling for the Company to function as a contract manufacturer for all models of NSI's proprietary carbon monoxide detectors on a turnkey basis through January 1, 2002, or after the sales of 3 million carbon monoxide detectors, whichever occurs first. The Company agreed that during the term of the agreement and for three months thereafter it will not produce carbon monoxide detectors for any other customer. The amount of sales to NSI beyond fiscal 2002 remains unclear and if the relationship is not continued it could significantly impact the Company's revenues and earnings. In addition, the Company expects that sales to NSI will continue to account for a significant percentage of the Company's net sales in fiscal 2002. Sales to NSI are seasonal due to the nature of the product and the Company experiences stronger sales to NSI in the second and third fiscal quarters. The carbon monoxide detector market continues to be an emerging market which could lead to volatility in NSI's forecast, having the effect of causing the Company's revenues to fluctuate significantly.

SALES AND MARKETING

         The Company markets its services through 28 independent manufacturers' representative organizations that together currently employ approximately 74 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company. The members of the Company's senior management are actively involved in sales and marketing efforts.

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

         The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. Since the Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed, the fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2001 the Company provided funding of approximately $7,800,000 to Standard Components.

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

BACKLOG

         The Company's backlog as of April 30, 2001 was approximately $41,663,000. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 2001 backlog by the end of the 2002 fiscal year. Backlog as of April 30, 2000 totaled $35,180,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

         The Company employed approximately 1,215 people as of April 30, 2001, including 30 engaged in engineering, 1,095 in manufacturing and 90 in administrative and marketing functions.

         The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2003. The Company's Mexican subsidiary has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2002.

         Since the time the Company commenced operations, it has not experienced any work stoppages. The Company believes its relations with both unions and its other employees are good.

RISK FACTORS

         In addition to the other risks identified herein, the Company's business is subject to the following risks:

AVAILABILITY AND SUFFICIENCY OF CREDIT ARRANGEMENTS; GOING CONCERN MATTERS

         The ability of the Company to secure and maintain sufficient credit arrangements is key to its continued operation. As of the date of this report, the Company was in violation of certain of its financial covenants with its lenders. The Company has entered into a forbearance agreement with its lenders under which the lenders agreed to forbear enforcing and exercising their rights until July 31, 2001. The Company has requested an additional extension of the forbearance agreement or another long-term solution. Its lenders have continued to lend to the Company pursuant to the terms of the existing credit agreements. The lenders have given the Company an informal indication that it has presented to their credit committees a proposal extending the forbearance agreement until October 31, 2001. There is no guaranty that the lenders' credit committees will approve this extension or that the Company can obtain any further extension from its lenders or secure other financing which could have a material impact on the Company's results of operations. The report of the Company's independent accountants, included in this annual report, contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern due to the lack of a long term credit arrangement.

RECENT LOSSES AND POSSIBLE LIQUIDITY ISSUES

         The Company has suffered a loss in the past fiscal year. The negative cash flow sustained by the Company in the past fiscal year has reduced working capital and available cash, which has impacted its abilities to fund current operations. The Company is exploring strategic opportunities to address liquidity, including the pursuit of additional financing and/or equity, and possible corporate transactions. However, there can be no assurance that the Company will be able to obtain the necessary financing and/or equity. The Company has taken measures to return to profitability, but there can be no assurance that the Company will return to profitability.

RISK OF NASDAQ DELISTING OF COMMON STOCK

         The Company is required to meet certain requirements to ensure continued listing on the NASDAQ SmallCap Market. One of these requirements is that the Company's common stock maintain a minimum bid price of $1 per share of common stock. The Company's common stock has traded with a closing bid price below $1 since June 22, 2001, and has received notification from NASDAQ that it must cure the listing deficiency by November 5, 2001 or be subject to delisting. In the event NASDAQ initiates delisting procedures after November 5, 2001, the Company may appeal the delisting determination. In the event NASDAQ delists the Company's stock, the Company may seek an alternative exchange or market list for the Company's stock. A delisting from the NASDAQ SmallCap Market may adversely affect the liquidity and market price of the common stock.

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

COMPANY'S CUSTOMER BASE IS CONCENTRATED

         The Company's customer base is concentrated, for the fiscal year ended April 30, 2001, two customers Life Fitness and NSI respectively accounted for 21.7% and 15.8% of the Company's net sales. The loss of any such customer or a reduction in business levels could have a material impact on the Company's results of operations. If the Company's contract with NSI expires on January 1, 2001 or after sales of 3 million carbon dioxide detectors, which ever occurs first, such expiration could adversely impact the Company's revenues and earnings.

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

COMPANY HAS INTENSE INDUSTRY COMPETITION

         The electronics manufacturing services industry is highly fragmented and characterized by intense competition. Many of the Company's competitors have substantially greater experience, as well as greater manufacturing, purchasing, marketing and financial resources than the Company. From time to time, the Company reviews potential transactions relating to its business, products, and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures or other types of arrangements. The Company may choose to enter into such transactions at any time, and such transactions could have a material effect on the Company's business or operations."

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


ITEM 2.  PROPERTIES

         The Company, in combination with its wholly-owned subsidiary and affiliate, has manufacturing facilities located in Elk Grove Village, Illinois; Las Vegas, Nevada; Fremont and Hollister, California and Acuna, Mexico. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Las Vegas, Nevada; Acuna, Mexico and Taipei, Taiwan offices.

         Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

--------------------------------------------------------------------------------
        LOCATION                SQUARE FEET          SERVICES OFFERED
--------------------------------------------------------------------------------
Elk Grove Village, IL             95,000        Corporate Headquarters, assembly
                                                and testing of PTH and SMT,
                                                box-build, prototyping,
                                                warehousing

--------------------------------------------------------------------------------
Acuna, Mexico                    156,000        High volume assembly,  and
                                                testing of PTH and SMT,
                                                box-build, transformers

--------------------------------------------------------------------------------
Las Vegas, NV                     33,360        Automatic insertion and cable
                                                assembly, PTH, SMT and testing

--------------------------------------------------------------------------------
Del Rio, TX                       25,000        Warehouse, portion of which is
                                                bonded

--------------------------------------------------------------------------------
Fremont and Hollister, CA        134,030        High volume assembly and testing
                                                of both PTH and SMT, BGA and
                                                leading edge technology

--------------------------------------------------------------------------------
Taipei, Taiwan                     2,900        Materials procurement,
                                                alternative sourcing assistance
                                                and quality control

--------------------------------------------------------------------------------
Huntsville, AL                       *          Just-in-time inventory
                                                management and delivery

--------------------------------------------------------------------------------


*There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

All of the above properties are occupied pursuant to leases of the premises except for the Huntsville, Alabama facility. The Company leases its executive offices and manufacturing facility in Elk Grove Village, Illinois from Circuit Systems, Inc. ("CSI"). The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities. In addition, SMTU, leases two facilities in Fremont and Hollister, California. The Company has guaranteed lease payments of approximately $916,000 for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guaranty.

ITEM 3.  LEGAL PROCEEDINGS

         During the fiscal year ending April 30, 2001, four former employees of the Company independently filed charges with the Equal Employment Opportunity Commission that they had suffered unlawful discrimination or harassment based upon age, race or sex. Two of these charges are being investigated by the EEOC which has not yet issued its findings. Two others have resulted in lawsuits being filed against the Company. The Company believes that it has meritorious defenses to each of these charges and intends to defend itself vigorously in these actions. Although the charges do not specify dollar amounts, based on information presently available to the Company, the Company does not believe that the resolution of these charges will have a material adverse effect on the financial condition or results of the operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         No matter was submitted to a vote of security holders in the fourth quarter of fiscal 2001.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                      AGE                      POSITION
----                      ---                      --------

Gary R. Fairhead           49        President and Chief Executive Officer.
                                     Gary R. Fairhead has been
                                     the President of the
                                     Company since January 1990.

Linda K. Blake             40        Chief Financial Officer, Vice President -
                                     Finance Treasurer and Secretary.
                                     Linda K. Blake is the Company's Vice
                                     President Finance, Treasurer, Secretary and
                                     Chief Financial Officer and was Controller of the Company from June 1991 to February
                                     1994.

Daniel P. Camp             52        Vice President - Mexican Operations.
                                     Daniel P. Camp has been Vice President -
                                     Mexican Operations since February 2000.
                                     Mr. Camp was General Manager of Mexican
                                     Operations from February 1994 to February
                                     2000.

Gregory A. Fairhead        45        Executive Vice President - Mexican
                                     Operations and Assistant Secretary.
                                     Gregory A. Fairhead has been Executive Vice
                                     President since February 2000 and is
                                     Assistant Secretary.  Mr. Fairhead was Vice
                                     President - Mexican Operations for the
                                     Company from February 1990 to February
                                     2000.

Stephen H. McNulty         47        Vice President - Sales.
                                     Stephen H. McNulty has been Vice President of Sales since February 2000. Mr. McNulty was National Sales Manager from April 1997 to February 2000.

Andrew J. Saarnio          53        Vice President - Elk Grove Operations.
                                     Andrew J. Saarnio has been Vice President -
                                     Elk Grove Operations since November 1998.

John P. Sheehan            40        Vice President - Director of Materials
                                     and Assistant Secretary.
                                     John P. Sheehan has been Vice President -
                                     Director of Materials of the Company
                                     since April 1990 and is Assistant
                                     Secretary.

Nunzio A. Truppa           63        Vice President - Las Vegas Operations.
                                     Nunzio A. Truppa has been Vice President -
                                     Las Vegas Operations for the Company,
                                     or held equivalent management positions
                                     since January 1990.

Thomas F. Rovtar           50        Vice President - Information Technology -
                                     Thomas F. Rovtar has been Vice President of
                                     Information Technology since July 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 2001 and 2000.

                            Common Stock as Reported
                                    by Nasdaq

              Period                    High              Low
              ------                    ----              ---
              Fiscal 2001:
              Fourth Quarter           $1.750            $0.781
              Third Quarter             2.250             0.813
              Second Quarter            3.875             1.750
              First Quarter             5.000             2.625

              Fiscal 2000:
              Fourth Quarter            7.219             4.250
              Third Quarter             8.750             5.313
              Second Quarter            7.875             4.875
              First Quarter             7.875             3.750

         As of July 27, 2001, there were approximately 98 holders of record of the Company's Common Stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1500 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     Years Ended April 30
                                                             (In thousands except per share data)

                                                    1997          1998         1999         2000          2001
                                                    ----          ----         ----         ----          ----
Net Sales                                        $87,216       $85,651      $88,160      $88,885         $80,891

Income (loss) before income tax                    5,161           837        2,750        1,360        (1,855.6)
 expense (benefit) and extraordinary
 item

Net Income                                         3,255           526        1,697          767         (1,156)

Total Assets                                      42,088        48,641       55,276       49,341          50,936

Long-term debt and capital                        18,593        20,975       23,194       18,364          20,004
  lease obligations (including current
  maturities)

Net income (loss) per common share-basic           $1.16         $0.18        $0.59        $0.27         $(0.40)

Net income (loss) per common                       $1.11         $0.18        $0.59        $0.27         $(0.40)
  share-assuming dilution


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

         As a manufacturing company, the Company includes all fixed manufacturing overhead in cost of goods sold. The inclusion of fixed manufacturing overhead in cost of goods sold magnifies the fluctuations in gross profit margin percentages caused by fluctuations in net sales and capital expenditures. Specifically, fluctuations in the mix of consignment and turnkey contracts could have an effect on the cost of goods sold and the resulting gross profit as a percentage of net sales. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. However, turnkey contracts typically have lower gross margins due to the large material content. Historically, more than 90% of the Company's sales have been from turnkey orders.

         The Company renewed, through January 1, 2002, its manufacturing agreement with NSI relating to the production of carbon monoxide detection systems. Sales to NSI accounted for a significant percentage of the Company's net sales from fiscal 1996 through 2001. The Company expects sales to NSI will be significant in fiscal 2002. The amount of sales to NSI beyond fiscal 2002 is not certain and if the relationship is not continued it could significantly impact the Company's revenues and earnings.

         In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings and the Company expects such fluctuations to continue. In addition, the Company's fourth and first quarters have historically been the weakest periods.

RESULTS OF OPERATIONS:

Fiscal Year Ended April 30, 2001 Compared to Fiscal Year Ended April 30, 2000

         Net sales for fiscal 2001 were $80,890,699 compared to $88,884,591 for fiscal 2000. NSI accounted for approximately $12,775,500 or 15.8% of the Company's fiscal 2001 net sales compared to $25,703,137 or 28.8% in fiscal 2000. The economic slowdown in some of the industries the Company serves has caused a decrease in the Company's sales for fiscal 2001.

         Gross profit decreased to $5,065,107 in fiscal 2001 from $8,196,589 in fiscal 2000. Gross profit as a percent of net sales was 6.3% and 9.2% for fiscal 2001 and 2000, respectively. The decrease in the Company's gross margin is the result of a number of factors, including price erosion within the electronics industry, labor cost and inefficiencies, component pricing and capacity utilization. Management has taken steps to align its overhead structure with current customer demands, including workforce reductions. The Company continues to evaluate its current manufacturing issues, which could result in additional workforce and overhead reductions.

         Selling and administrative expenses increased from $5,721,593 in fiscal 2000 to $5,752,984 in fiscal 2001. The increase is primarily due to the addition of an information technology department. Selling and administrative expenses as a percent of net sales increased to 7.1% in fiscal 2001 compared to 6.4% in fiscal 2000. The increase as a percent of sales is primary due to the reduction in sales volume from fiscal 2000 to fiscal 2001.

         Interest expense decreased in fiscal 2001 to $1,963,282 from $2,125,292 in fiscal 2000. The overall decrease was primarily due to the lower interest rates on the Company's line of credit. Interest expense as a percent of net sales remained unchanged at 2.4% for fiscal 2001 and fiscal 2000.

         In fiscal 2001 the pre-tax loss of $1,855,630 resulted in a tax benefit of $699,866. In fiscal 2000 tax expense was $506,122, which resulted in an effective tax rate of 37.2%

         As a result of the foregoing, the Company recorded a net loss of $1,155,764 in fiscal 2001 compared to net income of $766,647 in fiscal 2000. Basic and diluted earnings per share for the year ended April 30, 2001 was $(0.40) compared to $0.27 in fiscal 2000.

FISCAL YEAR ENDED APRIL 30, 2000 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 1999

         Net sales for fiscal 2000 were $88,884,591 compared to $88,159,189 for fiscal 1999. NSI accounted for approximately $25,703,137 or 28.8% of the Company's fiscal 2000 net sales compared to $31,894,500 or 36.2% in fiscal 1999.

         Gross profit decreased to $8,196,859 in fiscal 2000 from $8,921,091 in fiscal 1999. Gross profit as a percent of net sales was 9.2% and 10.1% for fiscal 2000 and 1999, respectively. The decrease in gross profit for the fiscal year ended April 30, 2000 compared to the same period in the prior year is due to product mix and value added services required by customers in the EMS industry.

         Selling and administrative expenses decreased from $5,890,752 in fiscal 1999 to $5,721,593 in fiscal 2000. The decrease is primarily due to a decrease in bonus accrual in fiscal 2000 compared to fiscal 1999. Selling and administrative expenses as a percent of net sales decreased to 6.4% in fiscal 2000 and fiscal 1999.

         Interest expense increased in fiscal 2000 to $2,125,292 from $2,049,396 in fiscal 1999. The overall increase was primarily due to the higher interest rates on the Company's line of credit. Interest expense as a percent of net sales remained unchanged at 2.3% for fiscal 2000 and fiscal 1999.

         In fiscal 1999 a gain of approximately $1,391,000 was recognized on settlement of the insurance reimbursement related to the flood at the Del Rio, Texas and Acuna, Mexico locations. This gain is reported as a reduction of cost of products sold of $259,000 and gain on insurance reimbursement of $1,132,000 in the accompanying 1999 statement of income operations.

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

         The Company's results of operations have varied significantly and may continue to fluctuate from quarter to quarter. Operating results are affected by a number of factors, including timing of orders from and shipments to major customers, component pricing and shortages, the volume of orders as related to the Company's capacity, timing of expenditures in anticipation of future sales, price erosion within the electronics industry, capacity utilization, the mix of turnkey and consignment business, competition within the electronic industry, the gain or loss of significant customers and variations in the demand for products in the industries served by the Company. A significant portion of the Company's expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures to compensate for a decline in net sales may magnify the adverse impact of such decline on the Company's results of operations. The Company's customers generally require short delivery cycles. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of orders received during the quarter, which can be difficult to forecast. In addition, variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellations of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future operating results.

LIQUIDITY AND CAPITAL RESOURCES:

         In fiscal 2001 the Company financed operations through cash provided by operating activities and borrowings under the line of credit. During the period, cash provided by operating activities was primarily related to a reduction in accounts receivable and the effect of non-cash expense items such as depreciation.

         The Company has a loan and security agreement which provides for a revolving credit facility, an $800,000 equipment loan facility, and a $2,000,000 letter of credit facility. In conjunction with the new agreement in 2000, the Company paid $87,000, net of taxes of $58,333, as part of the extinguishment of the prior debt agreement. This amount is reflected on the 2000 statement of operations as a loss from an extraordinary item. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of; (I) $25,000,000; or (ii) an amount equal to the sum of up to 60% of the inventory borrowing base, as defined. At April 30, 2001, the Company had outstanding borrowings of $16,406,414.

         The agreement is collateralized by substantially all of the assets of the Company and contains certain financial convenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by a stock split or dividends pro rata to its stockholders.

         As of the date of this report the Company was in violation of its pre-tax income and interest coverage ratio covenants for the quarters ended July 31, 2000, October 31, 2000, January 31, 2001 and April 30, 2001. On February 1,
2001, the Company entered into a forbearance agreement with its lenders. Under the terms of the agreement the lenders agreed to forbear from exercising and enforcing their rights until May 31, 2001. In July 2001, the lenders agreed to extend the forbearance agreement until July 31, 2001. Under the forbearance agreement, the Company is required to pay additional interest of 50 basis point on LIBOR-based borrowings and 25 basis points on prime-based borrowings. The outstanding loan balance of $16,406,414 has been classified as short-term in the Company's balance sheet at April 30, 2001. The Company has requested an additional extension of the forbearance agreement or another long-term solution. Its lenders have continued to lend to the Company pursuant to the terms of the existing credit agreements. The lenders have given the Company an informal indication that it has presented to their credit committees a proposal extending the forbearance agreement until October 31, 2001. There is no guaranty that the lenders' credit committees will approve this extension or that the Company can obtain any further extension from its lenders or secure other financing which could have a material impact on the Company's results of operations. The report of the Company's independent accountants, included in this annual report, contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern due to the lack of a long term credit arrangement.

         To the extent that the Company provides funds for salaries, wages, overhead and capital expenditure items necessary to operate its Mexican operations, the amount of funds available for use in the Company's domestic operations may be depleted. The funds, provided to its Mexican operations which ordinarily derive from the Company's cash from operations and borrowings under its revolving credit facility, were approximately $7,800,000 for fiscal 2001. The Company provides funding in U.S. dollars, which are exchanged for pesos as needed.

         The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufactures. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company holds subordinated debentures totaling $1,050,000 from SMTU. Payments of principal and interest on the debentures is subordinated to prior payment in full of SMTU's revolving line of credit. At April 30, 2001, debentures totaling $650,000 bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. During fiscal 2001, the Company extended the repayment date of the debentures from May 1, 2001 to August 1, 2003. The principal and interest under the debentures are to be repaid on August 1, 2003. The Company also has guaranteed lease obligations of approximately $916,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $457,770 for the guaranteed lease obligations. SMTU incurs a $28,500 monthly administrative fee for administrative services provided by the Company (see also
Note 14).

         The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the losses in SMTU as a reduction of the investment in SMTU.

         In August 1999, the Company entered into a guaranty agreement with SMTU's lenders to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

         The Company's investment and advances to and receivables from SMTU totaled approximately $5,137,000 at April 30, 2001, and no liability has been recorded by the Company related to its guaranty of SMTU' credit agreement.

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

         In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000 against which a reserve of $789,000 was recorded. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, LC made partial payments on the amounts owed to the Company of $356,500 in cash, endorsing a $400,000 promissory note receivable from a third party and by assigning existing accounts receivable totaling approximately $165,0000 and inventory totaling approximately $272,000 of LC to the Company. Payments are due on the promissory note as follows: $125,000, plus accrued interest due January 1, 2002, $125,000, plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. Interest on the promissory note will accrue at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets, as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement the Company will receive the royalty payments. These royalty payments, if any will be recorded by the Company as received. As a result of these transactions, the Company has written off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. There was no other impact on the fiscal 2001 operating results.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended April 30, 2001 and 2000.


--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2001.


ITEM 11. EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2001.


--------------------------------------------------------------------------------

                                     PART IV

--------------------------------------------------------------------------------



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)(1) and (a)(2)

         The financial statements, including required supporting schedule, are listed in the index to Financial Statements and Financial Schedule filed as part of the Form 10-K on Page F-1.

                                INDEX TO EXHIBITS

         (a)(3)

3.1

         Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100 dated February 9, 1994.

3.2 Restated By-laws of the Company, adopted on September 24, 1999 and hereby incorporated by reference.

10.1 Lease Agreement dated as of February 13, 1990 between the Company and CSI and amendments and addenda thereto - filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.*

10.2 401(K) Retirement Savings Plan of the Company - filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.*

10.3 Form of 1993 Stock Option Plan - filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.*

10.4 Form of Incentive Stock Option Agreement for the Company's 1993 Stock Option Plan - filed as exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.*

10.5 Form of Non-Statutory Stock Option Agreement for the Company's 1993 stock Option Plan - filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.*

10.6 1994 Outside Directors Stock Option Plan - filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

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

10.9 Putnam Flexible 401(K) and Profit Sharing Plan Agreement #001 dated March 22, 1996 between SigmaTron International, Inc. and Putnam Defined Contribution Plans - filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.

10.10 Amended 401(k) plan agreement between the Company and Putnam Investments dated May 1, 1996 filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.*

10.11 2000 Outside Directors' Stock Option Plan - filed as Appendix 1 to the Company's 2000 Proxy Statement filed on August 21, 2000.*

10.12 2000 Employee Stock Option Plan - filed as Appendix 2 to the Company's 2000 Proxy Statement filed on August 21, 2000.

10.13 Lease Agreement between SigmaTron International, Inc. and Industrias Irvin DeMexico S.A. dated January 15, 1997 and filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.14 Lease Agreement between SigmaTron International, Inc. and G.E. Capital dated July 14, 1997 filed as Exhibit 10.34 to the Company's Form 10-Q for the quarter ended July 31, 1997 and hereby incorporated by reference.

10.15 Lease Agreement # 97-097 between SigmaTron International, Inc. and International Financial Services dated August 11, 1997 filed as Exhibit
         10.37 to the Company's Form 10-Q for the quarter ended October 31, 1997 and hereby incorporated by reference.

10.16 Lease Agreement # 97-185 between SigmaTron International, Inc. and International Financial Services dated December 22, 1997 filed as
         Exhibit 10.38 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.17 Lease Agreement # E002 between SigmaTron International, Inc. and G.E. Capital dated December 31, 1997 filed as Exhibit 10.39 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.18 Lease Agreement # 98-10 between SigmaTron International, Inc. and International Financial Services dated February 2, 1998 filed as
         Exhibit 10.21 to the Company's Form 10-K for fiscal year ended April 30, 1998 and hereby incorporated by reference.

10.19 Lease Agreement # 98-106 between SigmaTron International, Inc. and International Financial Services dated June 30, 1998 and hereby incorporated by reference filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended July 31, 1998 and hereby incorporated by reference.

10.20 Lease Agreement # E003 between SigmaTron International, Inc. and G.E. Capital dated November 10, 1998 filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended January 31, 1999 and hereby incorporated by reference.

10.21 Lease Agreement # 99-048 between SigmaTron International, Inc. and International Financial Services dated April 30, 1999 and hereby incorporated by reference.

10.22 Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank dated August 25, 1999 filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999 and hereby incorporated by reference.

10.23 Amended and Restated Agreement between Nighthawk Systems, Inc. and SigmaTron International Inc., dated January 1, 2000. Filed as Exhibit
         10.25 to the Company's Form 10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.24 Lease Agreement # E004 between SigmaTron International, Inc. and G.E. Capital dated May 9, 2000. Filed as Exhibit 10.26 to the Company's Form 10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.25 Lease Agreement # 00-190 between SigmaTron International, Inc. and International Financial Services dated July 18, 2000, filed as Exhibit
         10.27 to the Company's Form 10-Q for the quarter ended October 31, 2000 and hereby incorporated by reference.

10.26 Lease Agreement # GE005 between SigmaTron International, Inc. and General Electric Capital Corporation dated December 21, 2000, filed as
         Exhibit 10.28 to the Company's Form 10-Q for the quarter ended January 31, 2001 and hereby incorporated by reference.

10.27 Lease Agreement # 00-280 between SigmaTron International, Inc. and International Financial Services dated December 12, 2000.

10.28 Lease Agreement # 200029352 between SigmaTron International, Inc. and Citicorp Vendor Finance, Inc. dated March 15, 2001.

22.1 Subsidiaries of the Registrant - filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

23.1     Consent of Ernst & Young LLP.


         * Indicates management contract or compensatory plan.

         (b)      No reports on Form 8-K were filed during the 2001 fiscal year.

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

                                  SIGMATRON INTERNATIONAL, INC.

                                    By:      /s/ Gary R. Fairhead
                                         ------------------------------
                                           Gary R. Fairhead, President
                                           and Chief Executive Officer

                                           Dated: August 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.

      Signature                          Title                                     Date
      ---------                          -----                                     ----
/s/ Franklin D. Sove        Chairman of the Board of Directors                 August 13, 2001
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead        President and Chief Executive Officer              August 13, 2001
--------------------
Gary R. Fairhead            (Principal Executive Officer)

/s/ Linda K. Blake          Chief Financial Officer, Secretary and             August 13, 2001
--------------------
Linda K. Blake              Treasurer (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ D.S. Patel              Director                                           August 13, 2001
--------------------
D.S. Patel

/s/ John P. Chen            Director                                           August 13, 2001
--------------------
John P. Chen

/s/ Dilip S. Vyas           Director                                           August 13, 2001
--------------------
Dilip S. Vyas

/s/ Thomas W. Rieck         Director                                           August 13, 2001
--------------------
Thomas W. Rieck

/s/ Steven Rothstein        Director                                           August 13, 2001
--------------------
Steven Rothstein

                   Index to Financial Statements and Schedules


SigmaTron International, Inc.

Report of Independent Auditors.........................................................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets at April 30, 2001 and 2000.................................................F-3
Consolidated Statements of Operations for the Years Ended
   April 30, 2001, 2000, and 1999......................................................................F-5
Consolidated Statements of Equity for the Years Ended
   April 30, 2001, 2000, and 1999......................................................................F-6
Consolidated Statements of Cash Flows for the Years Ended
   April 30, 2001, 2000, and 1999......................................................................F-7
Notes to Consolidated Financial Statements.............................................................F-9

Schedule II
Valuation and Qualifying Accounts.....................................................................F-27

SMT Unlimited L.P.

Report of Independent Auditors........................................................................F-28

Financial Statements

Balance Sheets at April 30, 2001 and 2000.............................................................F-29
Statements of Income for the Years Ended
   April 30, 2001, 2000, and 1999.....................................................................F-30
Statements of Partners' Deficit for the Years Ended
   April 30, 2001, 2000, and 1999.....................................................................F-31
Statements of Cash Flows for the Years Ended
   April 30, 2001, 2000, and 1999.....................................................................F-32
Notes to Financial Statements.........................................................................F-33

Schedule II
Valuation and Qualifying Accounts.....................................................................F-40


Financial statement schedules not listed above are omitted because they are not applicable or required.

                         Report of Independent Auditors

The Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2001 and 2000, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc., at April 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has not complied with certain covenants of loan agreements with banks. In addition, the Company has significant receivables from, and has guaranteed debt and other obligations of, its equity method affiliate, SMTU, (see Note 6). SMTU's independent auditors added an explanatory paragraph to their report dated June 29, 2001, on SMTU's 2001 financial statements because of uncertainty due to SMTU not being in compliance with certain covenants of its bank loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




Chicago, Illinois
June 29, 2001, except for Note 8, as to which the date is July 11, 2001

                          SigmaTron International, Inc.

                           Consolidated Balance Sheets


                                                                            April 30
                                                                        2001         2000
                                                                   -------------------------
Assets
Current assets:
   Cash                                                             $     2,500   $     2,500
   Accounts receivable, less allowance for doubtful accounts
     of $124,782 and $932,459 at April 30, 2001 and April 30,
     2000, respectively                                              10,441,857    10,609,481
   Inventories                                                       17,708,733    17,775,199
   Prepaid and other assets                                             616,870       358,648
   Refundable income taxes                                              680,825       136,200
   Deferred income taxes                                                561,128       371,868
   Other receivables                                                    635,942       762,277
                                                                    -------------------------
Total current assets                                                 30,647,855    30,016,173

Machinery and equipment, net                                         13,762,439    13,327,430

Due from SMTU:
   Investment and advances                                              977,356       859,612
   Equipment lease receivables                                        3,371,006     3,312,371
   Other receivables                                                    788,649       892,709

Other assets                                                          1,388,485       932,597
                                                                    -------------------------
Total assets                                                        $50,935,790   $49,340,892
                                                                    =========================

                          SigmaTron International, Inc.

                                                                                    April 30
                                                                             2001           2000
                                                                           -------------------------
Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                                                  $ 7,803,584   $ 6,841,875
   Trade accounts payable - Related parties                                    767,075       874,169
   Accrued expenses                                                          1,930,194     1,916,815
   Notes payable - Banks                                                    16,406,414          --
   Other liabilities - Related party                                           172,051          --
   Capital lease obligations                                                 1,612,613     1,893,486
                                                                           -------------------------
Total current liabilities                                                   28,691,931    11,526,345

Notes payable - Banks                                                             --      14,654,320
Capital lease obligations, less current portion                              1,984,921     1,816,073
Deferred income taxes                                                        1,347,563     1,277,015
                                                                           -------------------------
Total liabilities                                                           32,024,415    29,273,753

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares authorized, none
     issued and outstanding                                                       --            --
   Common stock, $.01 par value; 6,000,000 shares authorized,
     2,881,227 shares issued and outstanding                                    28,812        28,812
   Capital in excess of par value                                            9,436,554     9,436,554
   Retained earnings                                                         9,446,009    10,601,773
                                                                           -------------------------
Total stockholders' equity                                                  18,911,375    20,067,139
                                                                           -------------------------
Total liabilities and stockholders' equity                                 $50,935,790   $49,340,892
                                                                           =========================


See accompanying notes.

                          SigmaTron International, Inc.

                      Consolidated Statements of Operations


                                                                Year ended April 30
                                                        2001             2000           1999
                                                    --------------------------------------------
Net sales                                           $ 80,890,699    $ 88,884,591    $ 88,159,189
Cost of sales                                         75,825,592      80,688,002      79,238,098
                                                    --------------------------------------------
                                                       5,065,107       8,196,589       8,921,091
Selling and administrative expenses                    5,752,984       5,721,593       5,890,752
                                                    --------------------------------------------
Operating income (loss)                                 (687,877)      2,474,996       3,030,339
Equity in net income of SMTU                             286,468         411,067         137,439
Interest expense - Banks and capital lease
   obligations                                        (1,963,282)     (2,125,292)     (2,049,396)
Interest income - SMTU and LC                            511,561         599,498         587,304
Loss on investment and receivables with LC                (2,500)           --           (88,000)
Gain on insurance reimbursement                             --              --         1,132,199
                                                    --------------------------------------------
(Loss) income before income tax benefit (expense)
   and extraordinary item                             (1,855,630)      1,360,269       2,749,885
Income tax benefit (expense)                             699,866        (506,122)     (1,052,784)
                                                    --------------------------------------------
(Loss) income before extraordinary item               (1,155,764)        854,147       1,697,101
Extraordinary item - Extinguishment of debt,
   net of taxes of $58,333                                  --           (87,500)           --
                                                    --------------------------------------------
Net (loss) income                                   $ (1,155,764)   $    766,647    $  1,697,101
                                                    ============================================

Net (loss) income per common share - Basic          $       (.40)   $        .27    $        .59
                                                    ============================================

Net (loss) income per common share -
   Assuming dilution                                $       (.40)   $        .27    $        .59
                                                    ============================================


See accompanying notes.

                          SigmaTron International, Inc.

                        Consolidated Statements of Equity


                                                                                  Capital
                                                                                 in Excess                      Total
                                Preferred Stock           Common Stock             of Par        Retained   Stockholders'
                               Shares     Amount       Shares       Amount         Value         Earnings       Equity
                             ---------------------------------------------------------------------------------------------
Balance at April 30, 1998         --       $ --        2,881,227    $28,812      $9,436,554     $  8,138,025   $17,603,391
Net income                        --         --             --         --              --          1,697,101     1,697,101
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 1999         --         --        2,881,227     28,812       9,436,554        9,835,126    19,300,492
Net income                        --         --             --         --              --            766,647       766,647
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 2000         --         --        2,881,227     28,812       9,436,554       10,601,773    20,067,139
Net loss                          --         --             --         --              --         (1,155,764)   (1,155,764)
                             ----------------------------------------------------------------------------------------------
Balance at April 30, 2001         --       $ --        2,881,227    $28,812      $9,436,554     $  9,446,009   $18,911,375
                             ==============================================================================================


See accompanying notes.

                          SigmaTron International, Inc.

                      Consolidated Statements of Cash Flows


                                                                    Year ended April 30
                                                              2001           2000         1999
                                                          ------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                         $(1,155,764)   $   766,647    $ 1,697,101
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                           1,994,084      1,799,065      1,481,336
     Equity in net income of SMTU                            (286,468)      (411,067)      (137,439)
     Gain on insurance reimbursement                             --             --       (1,391,124)
     Provision for doubtful accounts                             --          357,459           --
     Provision for inventory obsolescence                        --           50,000           --
     Loss on investment and receivables with LC
                                                                2,500        238,524        550,000
     Deferred income taxes                                   (118,712)      (104,799)       468,673
     Changes in operating assets and liabilities:
         Accounts receivable                                  167,624      2,358,372     (2,135,863)
         Inventories                                           66,466     (1,584,697)     2,732,085
         Prepaid expenses and other assets                   (920,751)     2,313,163     (2,087,347)
         Trade accounts payable                               961,709     (1,161,502)     1,251,491
         Trade accounts payable - Related parties
                                                             (107,094)      (381,831)       340,525
         Accrued expenses                                      13,379        194,883        146,498
         Other liabilities - Related parties                  172,051           --             --
         Income taxes                                            --         (644,101)       584,113
                                                          ------------------------------------------
Net cash provided by operating activities                     789,024      3,790,116      3,500,049

INVESTING ACTIVITIES
Insurance reimbursement - Net                                    --        2,453,235        485,011
Purchases of machinery and equipment                       (1,509,625)    (1,691,706)    (3,765,490)
                                                          ------------------------------------------
Net cash (used in) provided by investing
   activities                                              (1,509,625)       761,529     (3,280,479)

                          SigmaTron International, Inc.

                                                                     Year ended April 30
                                                              2001          2000           1999
                                                          ------------------------------------------
FINANCING ACTIVITIES
Net proceeds (payments) under line of credit              $ 1,752,094    $(2,728,361)   $ 2,093,878
Net payments under capital lease obligations               (1,031,493)    (2,100,855)    (2,318,056)
                                                          -----------------------------------------
Net cash provided by (used in) financing
   activities                                                 720,601     (4,829,216)      (224,178)
                                                          -----------------------------------------
Change in cash                                                   --         (277,571)        (4,608)
Cash at beginning of period                                     2,500        280,071        284,679
                                                          -----------------------------------------
Cash at end of period                                     $     2,500    $     2,500    $   280,071
                                                          =========================================

Supplementary disclosure of cash flow information:
     Cash paid for interest                               $ 2,046,348    $ 1,692,697    $ 2,038,638
                                                          =========================================
     Cash paid for income taxes                           $    35,161    $ 1,013,023    $      --
                                                          =========================================

     Acquisition of machinery and equipment
       financed under capital leases                      $   919,468    $   168,429    $ 2,526,088
                                                          =========================================


See accompanying notes.

                          SigmaTron International, Inc.

                   Notes to Consolidated Financial Statements


1.  Description of the Business

SigmaTron International, Inc. (the Company), operates primarily in one business segment as an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company, its wholly owned subsidiary, Standard Components de Mexico, S.A., and its affiliate, SMT Unlimited L.P. (SMTU), offer their customers: (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing, and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these services through an international network of facilities located in North America and the Far East.

2.  Financial Condition

Due to the recent downturn in the economy, which has significantly affected the electronics industry, the Company experienced significantly lower sales and increased losses for the last several months of fiscal 2001. The Company is not anticipating a recovery of sales in the near term. In an effort to mitigate some of its losses, the Company substantially downsized its work force and reduced overhead expenses during fiscal 2001.

The Company has not complied with certain covenants of loan agreements with banks and has begun a search for a new secured lender but has been unsuccessful to date (see Note 8). In addition, the Company has entered into discussions with third parties regarding a potential merger or sale of the Company or an equity investment in the Company. Talks are ongoing and, while significant levels of interest have been shown by several parties, it is too early to determine if any of the Company's discussions will result in a transaction.

3.  Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Standard Components de Mexico, S.A. Significant intercompany accounts and transactions have been eliminated in consolidation.

                          SigmaTron International, Inc.

3.  Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition

The Company's net sales are comprised of product sales and service revenue. Revenue from product sales is recognized upon shipment of goods, which is when title passes to the customer. Service revenue is recognized as the services are performed.

                          SigmaTron International, Inc.

3.  Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company records shipping and handling costs in selling and administrative expenses. Shipping and handling costs totaled $68,600, $53,100, and $91,640 in fiscal 2001, 2000, and 1999, respectively.

Fair Value of Financial Instruments

The Company's financial instruments include receivables, notes payable, accounts payable, and accrued liabilities. The fair values of all financial instruments are not materially different from their carrying values.

Risks and Uncertainties

The Company's inventories include parts and components that may be specialized in nature or subject to customers' future usage requirements. While the Company has programs to minimize the required inventories on hand and actively monitors customer purchase orders and backlog in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC or Commission) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that delayed the implementation date. The Company adopted SAB No. 101 in 2001. The implementation of SAB No. 101 did not have a material effect on the financial position or results of operations of the Company.

In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 and among other issues clarified the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has adopted FIN No. 44 and the

                          SigmaTron International, Inc.

3.  Summary of Significant Accounting Policies (continued)

application of FIN No. 44 did not have a material impact on its results of operations or financial position.

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

4.  Inventories

Inventories consist of the following:

                                                April 30
                                          2001            2000
                                     -----------------------------

Finished products                    $  3,428,346     $  2,837,452
Work in process                         2,152,894        1,713,691
Raw materials                          12,127,493       13,224,056
                                     -----------------------------
                                     $ 17,708,733      $17,775,199
                                     =============================

5.  Machinery and Equipment

Machinery and equipment consist of the following:

                                                                                      April 30
                                                                               2001              2000
                                                                            ----------------------------
Machinery and equipment                                                     $13,419,273      $12,819,959
Office equipment                                                              1,732,572        1,532,722
Tools and dies                                                                  268,630          228,433
Leasehold improvements                                                        2,577,295        1,907,031
Equipment under capital leases                                                5,675,143        4,755,675
                                                                            ----------------------------
                                                                             23,672,913       21,243,820
Less:  Accumulated depreciation and amortization, including
   amortization of assets under capital leases of $1,799,710 and
   $1,423,696 at April 30, 2001 and 2000, respectively
                                                                              9,910,474        7,916,390
                                                                            ----------------------------
                                                                            $13,762,439      $13,327,430
                                                                            ============================

                         SigmaTron International, Inc.

6.  Investment and Advances With SMTU

The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company holds subordinated debentures totaling $1,050,000 from SMTU. Payments of principal and interest on the debentures is subordinated to prior payment in full of SMTU's revolving line of credit. At April 30, 2001, debentures totaling $650,000 bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. During fiscal 2001, the Company extended the repayment date of the debentures from May 1, 2001 to August 1, 2003. The principal and interest under the debentures are to be repaid on August 1, 2003. The Company also has guaranteed lease obligations of approximately $916,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $457,770 for the guaranteed lease obligations. SMTU incurs a $28,500 monthly administrative fee for administrative services provided by the Company (see also
Note 14).

The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the losses in SMTU as a reduction of the investment in SMTU.

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

The Company's investment and advances to and receivables from SMTU totaled approximately $5,137,000 at April 30, 2001, and no liability has been recorded by the Company related to its guaranty of SMTU's credit agreement.

                          SigmaTron International, Inc.

6.  Investment and Advances With SMTU (continued)

Summarized financial information for SMTU is as follows:


                                                  April 30,       April 30,
                                                    2001            2000
                                                 -----------------------------
Current assets                                   $10,390,626      $10,882,086
Total assets                                      17,882,425       15,974,571
Current liabilities, including notes
payable to bank of $5,348,099 in 2001             13,908,648        8,598,069
Total liabilities                                 18,014,553       16,379,017
Partners' deficit                                   (132,128)        (404,446)




                                2001              2000                 1999
                             ---------------------------------------------------
Net sales                    $39,907,208       $25,318,719         $14,239,561
Cost of sales                 35,363,250        21,018,770          11,653,183
Gross profit                   4,543,958         4,299,949           2,586,378
Net income                       674,042           967,216             323,383


The report of independent auditors, dated June 29, 2001, pertaining to SMTU's financial statements for the year ended April 30, 2001, contains an explanatory paragraph regarding uncertainty concerning SMTU's ability to continue as a going concern because SMTU has not complied with certain covenants of loan agreements with a bank.

7.  Flood Damage in Del Rio, Texas, and Acuna, Mexico

In late August 1998, the Company's warehousing operation in Del Rio, Texas, and one of its manufacturing operations in Acuna, Mexico, were significantly damaged by a flash flood. The Company expedited replacement machinery and equipment and inventory to its damaged facilities. The majority of the damaged equipment used in the manufacturing process was replaced with new equipment. The manufacturing operation in Acuna and the warehousing operation in Del Rio were running at preflood levels, and all raw material issues created by the flood were resolved by December 1998.

In fiscal 1999, a gain of approximately $1,391,000 was recognized on settlement of a portion of the insurance reimbursement and is reported as a reduction of cost of sales of $259,000 and gain on insurance reimbursement of approximately $1,132,000 in the accompanying 1999 statement of operations. The inventory, machinery, and equipment and building contents and extra expense segments of the loss have been settled in full.

                          SigmaTron International, Inc.

7.  Flood Damage in Del Rio, Texas, and Acuna, Mexico (continued)

The business interruption segment of the claim has not been finalized. Since there is no agreement with the insurance company on the business interruption segment of the loss, the Company has not recognized any future net proceeds related to this item. The business interruption recovery, if any, will be recorded when settlement has been reached.

8.  Notes Payable

The Company has a loan and security agreement which provides for a revolving line-of-credit facility, an $800,000 equipment loan facility, and a $2,000,000 letter of credit facility. In conjunction with the new agreement in 2000, the Company paid $87,500, net of taxes of $58,333, as part of the extinguishment of the prior debt agreement. This amount is reflected on the 2000 statement of operations as a loss from an extraordinary item. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $25,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $10,000,000 or up to 60% of the inventory borrowing base, as defined. At April 30, 2001, the Company had outstanding borrowings of $16,406,414.

Borrowings under the revolving line of credit bear interest at rates equal to the London Interbank Offered Rate (LIBOR) plus 2.25% (7.68% at April 30, 2001) or at the prime rate (7.5% at April 30, 2001) at the option of the Company. The Company must also pay an unused commitment fee equal to 0.25% on the revolving credit facility. At April 30, 2001, there was approximately $300,000 of unused credit under the terms of the agreement. However, see discussion below of covenant violations under the agreement. The revolving credit facility matures August 25, 2001.

Borrowings under the equipment loan bear interest at prime plus 0.5%. The equipment loan matures August 2004. No amounts were outstanding under the equipment loan facility at April 30, 2001.

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

                          SigmaTron International, Inc.

8.  Notes Payable (continued)

As described in Note 2, the Company was in violation of its pretax income and interest coverage ratio covenants for the quarters ended July 31, 2000, October 31, 2000, January 31, 2001, and April 30, 2001. On February 1, 2001, the Company entered into a forebearance agreement with its lenders. Under the terms of the agreement, the lenders agreed to forebear from exercising and enforcing their rights until May 31, 2001. On July 11, 2001, the lenders agreed to extend the forebearance agreement until July 31, 2001. Under the forebearance agreement, the Company is required to pay additional interest of 50 basis points on LIBOR-based borrowings and 25 basis points on prime-based borrowings. The outstanding loan balance of $16,406,414 has been classified as short-term in the Company's balance sheet at April 30, 2001. The Company is seeking alternative financing although there can be no assurance it will be obtained.

9.  Accrued Expenses

Accrued expenses consist of the following:

                                                            April 30
                                                     2001              2000
                                                  ----------------------------

Payroll                                           $1,667,898        $1,440,366
Bonuses                                               25,000           163,000
Interest payable                                      39,138           122,204
Commissions                                           48,750            35,833
Professional fees                                    149,408           155,412
                                                  ----------------------------
                                                  $1,930,194        $1,916,815
                                                  ============================

10. Related Party Transactions and Commitments

The Company has transactions with Circuit Systems, Inc. (CSI), a former shareholder of the Company. CSI sold its investment in common stock of the Company in April 2001. These transactions primarily involved the purchase of raw materials and the leasing of operating space. Purchases of raw materials were approximately $3,598,000, $6,660,000, and $6,325,000 for the years ended April 30, 2001, 2000, and 1999, respectively. The Company leases space in Elk Grove Village, Illinois, owned by CSI at a base rental of $35,670 per month, with an additional $7,000 per month for property taxes. The lease requires the Company to pay maintenance and utility expenses. In July 2000, the Company exercised its renewal option for an additional five-year period through February 2006. Rent and property tax expense totaled approximately $515,000, $495,000, and $466,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

                          SigmaTron International, Inc.

10.  Related Party Transactions and Commitments (continued)

At April 30, 2001 and 2000, the Company had non-interest-bearing receivables of approximately $190,000 for advances to a company in which an officer of the Company is an investor. The balance has been recorded as an other long-term asset at April 30, 2001 and 2000. This outstanding receivable has been guaranteed by an officer of the Company.

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

In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000 against which a reserve of $789,000 was recorded. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, LC made partial payments on the amounts owed to the Company of $356,500 in cash, endorsing a $400,000 promissory note receivable from a third party and by assigning existing accounts receivable totaling approximately $165,000 and inventory totaling approximately $272,000 of LC to the Company. Payments are due on the promissory note as follows: $125,000, plus accrued interest due January 1, 2002, $125,000, plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. Interest on the promissory note will accrue at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets, as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement, the Company will receive the royalty payments. These royalty payments, if any, will be recorded by the Company as received. As a result of these transactions, the Company has written off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. There was no other impact on the fiscal 2001 operating results.

                         SigmaTron International, Inc.

11. Income Taxes

The following is a summary of income (loss) before income taxes:


                                     2001              2000              1999
                                 -----------------------------------------------

Domestic operations              $(2,471,611)      $   542,830       $2,207,347
Foreign operations                   615,981           671,606          542,538
                                 -----------------------------------------------
                                 $(1,855,630)       $1,214,436       $2,749,885
                                 ===============================================

The income tax provision (benefit) for the years ended April 30, 2001, 2000, and 1999, consists of the following:


                         2001              2000           1999
                      --------------------------------------------
Current:
   Federal            $(703,734)         $277,367      $   273,878
   State               (127,672)           40,235           71,790
   Foreign              250,252           235,062          189,888
Deferred:
   Federal             (103,493)          (91,430)         450,917
   State                (15,219)          (13,445)          66,311
                      --------------------------------------------
                      $(699,866)         $447,789       $1,052,784
                      ============================================

The reasons for the differences between the income tax provision (benefit) and the amounts computed by applying the statutory federal income tax rates to income (loss) before income tax expense for the years ended April 30, 2001, 2000, and 1999 are as follows:


                                                           2001        2000        1999
                                                        -----------------------------------
Income tax at statutory federal rate                    $(630,914)   $412,938   $   934,960
Effect of:
   State income taxes, net of federal tax benefit         (84,624)     26,556       127,046
   Other, net                                              15,672       8,295        (9,222)
                                                        -----------------------------------
                                                        $(699,866)   $447,789    $1,052,784
                                                        ===================================

                          SigmaTron International, Inc.

11.  Income Taxes (continued)

Significant temporary differences which result in deferred tax assets and deferred tax liabilities at April 30, 2001 and 2000, are as follows:


                                             2001            2000
                                        ------------------------------
Net operating loss carryforward         $    169,330      $       --
Allowance for doubtful accounts               48,665            56,135
Inventory obsolescence reserve               148,785           148,785
Accruals not currently deductible            139,986           110,358
Inventory                                     54,362            56,590
                                        ------------------------------
Net deferred tax asset                  $    561,128      $    371,868
                                        ==============================

Gain on involuntary conversion          $   (252,319)     $   (441,558)
Machinery and equipment                   (1,072,391)       (1,008,994)
Other                                        (22,853)          173,537
                                        ------------------------------
Deferred tax liability                  $ (1,347,563)     $ (1,277,015)
                                        ==============================


At April 30, 2001, the Company has a net operating loss carryforward of approximately $434,000 which begins to expire in 2020.

12. 401(k) Retirement Savings Plan

The Company sponsors a 401(k) retirement savings plan which is available to all nonunion employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to the greater of 6% of the participant's compensation or $300. The Company contributed $50,942, $50,232, and $46,954 to the plan during the fiscal years ended April 30, 2001, 2000, and 1999, respectively. The Company paid total expenses of $14,968, $12,400, and $10,960 for the fiscal years ended April 30, 2001, 2000, and 1999, respectively, relating to costs associated with the Plan's administration.

                          SigmaTron International, Inc.

13. Major Customers and Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.

For the year ended April 30, 2001, two customers accounted for 22% and 16% of net sales of the Company, and 5% and 11%, respectively, of accounts receivable at April 30, 2001. For the year ended April 30, 2000, two customers accounted for 29% and 18% of net sales of the Company, and 29% and 6%, respectively, of accounts receivable at April 30, 2000. For the year ended April 30, 1999, two customers accounted for 36% and 14% of net sales of the Company, and 32% and 4% of accounts receivable at April 30, 1999.

14. Leases

The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2001:


                                            Capital        Operating
                                            Leases           Leases
                                            -------------------------

2002                                        $1,883,032     $1,075,162
2003                                         1,102,156        770,412
2004                                           743,032        688,812
2005                                           493,048        145,806
2006                                           142,175         10,800
Thereafter                                        --          104,400
                                            -------------------------
                                             4,363,443     $2,795,392
                                                           ==========
Less:  Amounts representing interest           765,909
                                            ----------
                                             3,597,534
Less:  Current portion                       1,612,613
                                            ----------
                                            $1,984,921
                                            ==========

                          SigmaTron International, Inc.

14. Leases (continued)

The Company subleased the machinery and equipment relating to certain of the above capital lease agreements to its affiliate, SMTU, and recorded equipment financing lease receivables from SMTU. These lease receivables contain the same maturity dates as the minimum lease payments underlying the capital lease agreements. The effective interest rates on these receivables are approximately 2% higher than the effective interest rates (ranging from 9.430% to 14.05%) implicit in the capital lease agreements to cover various administrative expenses of the Company. The equipment lease receivables are collateralized by the underlying machinery and equipment. Management believes the machinery and equipment would be readily usable in the Company's manufacturing operations if necessary.

Future minimum rentals to be received under the subleases related to the equipment lease receivables from SMTU with terms of one year or more are as follows:

               2002                                      $2,112,268
               2003                                         658,536
               2004                                         562,999
               2005                                         349,691
               2006                                         147,384
                                                         ----------
                                                          3,830,878
               Less:  Amounts representing interest         459,872
                                                         ----------
                                                         $3,371,006
                                                         ==========

As a result of the uncertainty surrounding the timing of collection of these future minimum rentals, the Company has classified these equipment lease receivables as long-term at April 30, 2001 and 2000.

Rent expense incurred under operating leases was approximately $851,000, $834,000, and $1,119,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

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

                         SigmaTron International, Inc.

15. Stock Options

The Company has stock option plans (Option Plans) under which certain members of management and outside nonmanagement directors may acquire up to 1,303,500 shares of common stock. At April 30, 2001, the Company has 1,198,500 shares reserved for future issuance to management and directors under the Option Plans. Options to be granted under the management plans total 967,500 with the nonmanagement director plans allowing for a total of 336,000 options to be granted. The Option Plans are interpreted and administered by the Compensation Committee. The maximum term of options granted under the Option Plans generally is ten years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. 207,100 of the management options vest over 5 years with the remaining 344,998 management options vesting over 3 years from the date of grant provided the optionee remains an employee of the Company. Options granted to nonemployee directors are vested on the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period.

The Company's pro forma information follows:


                                                       2001           2000        1999
                                                  -----------------------------------------
Net income (loss)                                 $  (1,155,764)   $  766,647   $1,697,101
Pro forma net income (loss)                          (1,263,921)      716,789    1,558,152
Earnings (loss) per share - Basic and diluted
                                                  $        (.40)   $      .27   $      .59
Pro forma earnings (loss) per share - Basic and
   diluted                                        $        (.44)   $      .25   $      .51

                         SigmaTron International, Inc.

15. Stock Options (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:


                                                  2001      2000        1999
                                               --------------------------------

Expected dividend yield                            .0%        .0%        .0%
Expected stock price volatility                    .612      0.601      0.608
Risk-free interest rate                           5.60%      6.04%      5.43%
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

The table below summarizes option activity through April 30, 2001:


                                                            Weighted-Average   Number of options
                                                               Exercise         exercisable at
                                         Number of Options       Price           end of year
                                         ------------------------------------------------------
Outstanding at April 30, 1998               555,500                $10.88          163,500
Options granted during 1999                  93,000                  6.20
                                            -------
Outstanding at April 30, 1999               648,500                 10.20          207,100
Options granted during 2000                 348,500                  6.22
Options canceled during 2000               (336,300)                12.23
                                            -------
Outstanding at April 30, 2000               660,700                  7.08          378,403
Options granted during 2001                  91,000                  3.54
Options canceled during 2001                (10,602)                 7.31
                                            -------
Outstanding at April 30, 2001               741,098                  6.64          561,205
                                            =======


The weighted-average grant date fair value of the options granted during fiscal 2001, 2000, and 1999 was $2.02, $3.49, and $3.50, respectively.

                         SigmaTron International, Inc.

15. Stock Options (continued)

Information with respect to stock options outstanding and stock options exercisable at April 30, 2001, follows:


                                                               Options Outstanding
                                        ----------------------------------------------------------------
                                                                 Weighted-Average
                                        Number Outstanding at  Remaining Contractual    Weighted-Average
        Range of Exercise Prices            April 30, 2001             Life             Exercise Price
--------------------------------------------------------------------------------------------------------
                $  2.75 -  5.63                   146,498           8.71 years             $  3.96
                   6.25 -  8.44                   534,600           6.82 years                6.64
                  10.25 - 14.50                    60,000           6.11 years               13.21
                                                  -------
                                                  741,098
                                                  =======


                                                   Options Exercisable
                                        ----------------------------------------
                                        Number Exercisable    Weighted-Average
         Range of Exercise Prices       at April 30, 2001      Exercise Price
--------------------------------------------------------------------------------
                $ 2.75 -  5.63                     97,667           $  3.59
                  6.25 -  8.44                    394,338              6.66
                 10.25 - 14.50                     69,200             13.08
                                                  -------
                                                  561,205
                                                  =======

                         SigmaTron International, Inc.

16.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                      2001             2000         1999
                                                   -----------------------------------------
Net income (loss) available to common
   stockholders                                    $(1,155,764)   $   766,647    $ 1,697,101
                                                   =========================================

Weighted-average shares:
   Basic                                             2,881,227      2,881,227      2,881,227
   Effect of dilutive warrants and stock options
                                                          --             --            3,600
                                                   -----------------------------------------
   Diluted                                           2,881,227      2,881,227      2,884,827
                                                   =========================================

Basic and diluted earnings (loss) per share
   before extraordinary item                       $      (.40)   $       .30    $       .59
Basic and diluted earnings (loss) per share -
   Extraordinary item                                     --             (.03)          --
                                                   -----------------------------------------
Basic and diluted earnings (loss) per share
                                                   $      (.40)   $       .27    $       .59
                                                   =========================================


Options to purchase 741,098, 660,700, and 648,500 shares of common stock were outstanding at April 30, 2001, 2000, and 1999 respectively, but were not included in the computation of diluted earnings per share for all or part of the year because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                         SigmaTron International, Inc.

17.  Selected Quarterly Financial Data (unaudited)

The following is a summary of unaudited quarterly financial data for fiscal 2001 and 2000.


                                             First           Second           Third          Fourth
                                            Quarter         Quarter          Quarter         Quarter
                                          -------------------------------------------------------------
2001
Net sales                                 $ 16,824,889    $ 24,820,234    $ 20,524,857    $ 18,720,719
Gross margin (deficit)                        (129,439)      1,581,732       1,745,253       1,867,561
Net loss                                      (938,104)        (21,584)        (57,774)       (138,302)
Net loss per common share - Basic and
  diluted                                         (.33)           (.01)           (.02)           (.05)

2000
Net sales                                   20,185,936      27,185,252      24,972,991      16,540,412
Gross margin                                 2,065,934       3,396,895       1,826,719         907,041
Income (loss) before extraordinary item
                                               245,250         820,604         542,976        (754,683)
Income (loss) per common share
  before extraordinary item- Basic
  and diluted                                      .09             .29             .19            (.26)
Extraordinary item                                --            87,500            --              --
Net income (loss)                              245,250         733,104         542,976        (754,683)
Net income (loss) per common share -
   Basic and diluted                               .09             .25             .19            (.26)


Quarterly per share information does not equal annual per share information due to rounding.

Amounts for the first three quarters of 2001 differ from the amounts previously reported to correct timing and amount of revenue recognized in connection with certain customer agreements. These adjustments resulted in a reduction in revenue and gross margin, net income (loss) and net income (loss) per share of $641,224, $300,000, and $191,000, $359,415, $180,354, and $142,851 and $.13,
$.07 and $.05 in the first, second, and third quarters of 2001, respectively.

                          SigmaTron International, Inc.

                 Schedule II - Valuation and Qualifying Accounts


                                                   Balance at       Charges to        Charges to                         Balance at
                                                   Beginning         Costs and          Other                              End of
                 Description                       of Period         Expenses          Accounts        Deductions          Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2001
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts              $932,459         $   --             $   --           $807,677 (1)      $124,782
       Reserve for obsolete inventory                381,500             --                 --               --             381,500
       Reserve against note receivable               280,000             --                 --            280,000              --

Year ended April 30, 2000:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts               575,000          357,459               --               --             932,459
       Reserve for obsolete inventory                331,500           50,000               --               --             381,500
       Reserve against note receivable               280,000             --                 --               --             280,000

Year ended April 30, 1999:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                  --            575,000               --               --             575,000
       Reserve for obsolete inventory                331,500             --                 --               --             331,500
       Reserve against note receivable               280,000             --                 --               --             280,000



(1) Accounts receivable and investments written off in conjunction with the settlement of amounts with Lighting Components, LP.

                         Report of Independent Auditors

Partners
SMT Unlimited L.P.

We have audited the accompanying balance sheets of SMT Unlimited L.P. as of April 30, 2001 and 2000, and the related statements of income, partners' deficit, and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMT Unlimited L.P. at April 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has not complied with certain covenants of loan agreements with a bank. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




Chicago, Illinois
June 29, 2001

                               SMT Unlimited L.P.

                                 Balance Sheets


                                                                         April 30
                                                                    2001            2000
                                                                ----------------------------
Assets
Current assets:
   Cash                                                         $      2,500    $      2,500
   Accounts receivable, less allowance for doubtful
     accounts of $120,000 and $60,000 at April 30, 2001
     and 2000, respectively                                        2,631,724       3,681,486
   Inventories                                                     7,288,317       7,017,811
   Due from affiliate                                                172,051            --
   Prepaid expenses                                                  296,034         180,289
                                                                ----------------------------
Total current assets                                              10,390,626      10,882,086

Machinery and equipment, net                                       7,397,104       5,031,221
Deferred financing costs, net of amortization of $147,253 and
   $95,238 at April 30, 2001 and 2000, respectively                   51,959          44,260
Deposits                                                              42,736          17,004
                                                                ----------------------------
Total assets                                                    $ 17,882,425    $ 15,974,571
                                                                ============================

Liabilities and partners' deficit
Current liabilities:
   Notes payable - Bank                                         $  5,348,099    $       --
   Trade accounts payable                                          4,666,367       4,061,756
   Accrued expenses                                                  511,445         678,982
   Accrued expenses - Related parties                              1,162,095       1,364,783
   Capital lease obligations                                         310,803         110,660
   Capital lease obligations - Related party                       1,909,839       2,381,888
                                                                ----------------------------
Total current liabilities                                         13,908,648       8,598,069

Notes payable - Bank                                                    --         4,657,570
Capital lease obligations, less current portion                      544,723          92,895
Subordinated debentures - Related party,
   less current portion                                            2,100,000       2,100,000
Capital lease obligations - Related party,
   less current portion                                            1,461,182         930,483
                                                                ----------------------------
Total liabilities                                                 18,014,553      16,379,017

Partners' deficit:
   Partners' capital                                                 100,000         100,000
   Accumulated deficit                                              (232,128)       (504,446)
                                                                ----------------------------
Total partners' deficit                                             (132,128)       (404,446)
                                                                ----------------------------
Total liabilities and partners' deficit                         $ 17,882,425    $ 15,974,571
                                                                ============================


See accompanying notes.

                               SMT Unlimited L.P.

                              Statements of Income


                                                  Year ended April 30
                                          2001             2000            1999
                                      --------------------------------------------
Net sales                             $ 39,907,208    $ 25,318,719    $ 14,239,561
Cost of sales                           35,363,250      21,018,770      11,653,183
                                      --------------------------------------------
                                         4,543,958       4,299,949       2,586,378
Selling and administrative expenses      2,538,556       2,261,965       1,514,640
                                      --------------------------------------------
Operating income                         2,005,402       2,037,984       1,071,738
Other income (loss)                        (51,121)          1,183          27,409
Interest expense - Bank notes and
   capital lease obligations              (694,530)       (385,174)       (170,930)
Interest expense - Related parties        (585,709)       (686,777)       (604,834)
                                      --------------------------------------------
Net income                            $    674,042    $    967,216    $    323,383
                                      ============================================


See accompanying notes.

                               SMT Unlimited L.P.

                         Statements of Partners' Deficit


                                                                  Total
                                    Partners'    Accumulated    Partners'
                                    Capital        Deficit       Deficit
                                 -----------------------------------------
Balance at April 30, 1998        $   100,000   $(1,795,045)   $(1,695,045)
Net income                              --         323,383        323,383
                                 ----------------------------------------
Balance at April 30, 1999            100,000    (1,471,662)    (1,371,662)
Net income                              --         967,216        967,216
                                 ----------------------------------------
Balance at April 30, 2000            100,000      (504,446)      (404,446)
Net income                              --         674,042        674,042
Distributions                           --        (401,724)      (401,724)
                                 ----------------------------------------
Balance at April 30, 2001        $   100,000   $  (232,128)   $  (132,128)
                                 ========================================

See accompanying notes.

                               SMT Unlimited L.P.

                            Statements of Cash Flows


                                                                                Year ended April 30
                                                                        2001            2000          1999
                                                                    -----------------------------------------
Operating activities
Net income                                                          $   674,042    $   967,216    $   323,383
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                      858,827        677,607        557,333
     Changes in operating assets and liabilities:
       Accounts receivable                                            1,049,762       (346,562)    (2,281,106)
       Inventories                                                     (270,506)    (3,572,074)    (3,135,961)
       Due from affiliate                                              (172,051)          --             --
       Prepaid expenses                                                (115,745)      (140,694)       (19,379)
       Deposits                                                         (25,732)        (2,911)        36,058
       Trade accounts payable                                           604,611      1,037,748      3,288,946
       Accrued expenses                                                (167,537)       533,972         53,540
       Accrued expenses - Related parties                              (202,688)      (533,733)       338,461
                                                                    -----------------------------------------
Net cash provided by (used in) operating activities                   2,232,983     (1,379,431)      (838,725)
Investing activities
Purchases of machinery and equipment                                   (965,897)      (282,215)      (247,335)
                                                                    -----------------------------------------
Net cash used in investing activities                                  (965,897)      (282,215)      (247,335)

Financing activities
Partner distributions                                                  (401,724)          --             --
Deferred financing costs                                                (59,714)       (64,787)          --
Payments under capital lease obligations                             (1,496,177)      (996,070)       (84,965)
Proceeds from subordinated notes payable - Related parties                 --             --        1,000,000
Payment of subordinated notes payable - Related parties
                                                                           --       (1,000,000)          --
Net proceeds under note payable - Bank                                  690,529      3,724,601        169,016
                                                                    -----------------------------------------
Net cash (used in) provided by financing activities                  (1,267,086)     1,663,744      1,084,051
                                                                    -----------------------------------------
Change in cash                                                             --            2,098         (2,009)
Cash at beginning of period                                               2,500            402          2,411
                                                                    -----------------------------------------
Cash at end of period                                               $     2,500    $     2,500    $       402
                                                                    =========================================

Supplementary disclosure of cash flow information:
Cash paid for interest                                              $ 1,482,402    $   887,203    $   558,491
                                                                    =========================================
Acquisition of machinery and equipment financed under
   capital leases                                                   $ 2,206,798    $   137,827    $   994,133
                                                                    =========================================


See accompanying notes.

                               SMT Unlimited L.P.

                          Notes to Financial Statements


1.  Description of the Business and Basis of Presentation

SMT Unlimited L.P. (the Company) was formed as an Illinois limited partnership on September 15, 1994, by the Patel Group (Patel), SigmaTron International, Inc., (SigmaTron), and a minority partner and is located in Hollister and Fremont, California. The Company, which operates primarily in one segment, provides surface-mount technology assembly services, primarily to electronic original-equipment manufacturers in the United States. Patel and SigmaTron each contributed capital of $49,500 in exchange for 45% ownership of the Company and, additionally, Patel and SigmaTron formed a new corporation, SMT Unlimited Inc. (SMT, Inc.), which is the general partner of the Company. SMT, Inc. contributed capital of $1,000 in exchange for a 1% ownership interest. The minority partner vested in the remaining ownership equally over the following five years. During fiscal 1997, Patel and SigmaTron each sold 2.5% of their interest to key employees of the Company.

2.  Financial Condition

Due to the recent downturn in the economy, which has significantly affected the electronics industry, the Company experienced significantly lower sales and increased losses for the last several months of fiscal 2001. The Company is not anticipating a recovery of sales in the near term. In an effort to mitigate some of its losses, the Company substantially downsized its work force and reduced overhead expenses.

The Company has not complied with certain covenants of loan agreements with banks and has begun a search for a new secured lender but has been unsuccessful (see Note 6). In addition, the Company has entered into discussions with third parties regarding a potential merger or sale of the Company or an equity investment in the Company. Talks are ongoing and, while significant levels of interest have been shown by several parties, it is too early to determine if any of the Company's discussions will result in a transaction.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                               SMT Unlimited L.P.

3.  Summary of Significant Accounting Policies (continued)

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

Deferred Financing Costs

Deferred financing costs are being amortized by the straight-line method over the life of the related debt.

Revenue Recognition

The Company's net sales are comprised of product sales and service revenue earned from engineering and design services. Revenue from product sales is recognized upon shipment of goods, which is when title passes. Service revenue is recognized as the services are performed.

Shipping and Handling Costs

The Company records shipping and handling costs in selling and administrative expenses. Shipping and handling costs totaled $38,814, $26,565, and $24,402 in fiscal 2001, 2000, and 1999, respectively.

4.  Inventories

Inventories consist of the following:
                                                               April 30
                                                         2001            2000
                                                     --------------------------
Finished goods                                         $520,055    $     84,019
Work in process                                         537,675       1,351,996
Raw material, less inventory reserve of $107,317
  in 2001 and $150,000 in 2000                        6,230,587       5,581,796
                                                     --------------------------
                                                     $7,288,317      $7,017,811
                                                     ==========================

5.  Machinery and Equipment

Machinery and equipment consist of the following:


                                                                                       April 30
                                                                                  2001           2000
                                                                              ----------------------------
Machinery and equipment                                                       $  3,189,992    $  1,005,188
Office equipment                                                                   564,949         374,820
Leasehold improvements                                                              59,474          47,425
Equipment under capital leases                                                   6,846,890       6,061,177
                                                                              ----------------------------
                                                                                10,661,305       7,488,610
Accumulated depreciation and amortization, including
   amortization of assets under capital leases of
   $2,186,089 and $1,910,060 at April 30, 2001 and 2000,
   respectively                                                                 (3,264,201)     (2,457,389)
                                                                              ----------------------------
                                                                              $  7,397,104    $  5,031,221
                                                                              ============================

6.  Debt

The Company has $1,300,000 of 8% subordinated debentures and $800,000 of 12% subordinated debentures, with principal and interest due August 1, 2003, to SigmaTron and Patel. The payment of principal and interest on the subordinated debentures is subordinated in right of payment to the prior payment in full of the revolving line of credit.

                               SMT Unlimited L.P.

6.  Debt (continued)

The Company has a Loan and Security Agreement (Agreement) covering the Company's revolving line-of-credit facility. Under the terms of the Agreement, the maximum borrowing limit is the lesser of: (i) $8,500,000, or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $4,250,000 or up to 50% of the inventory borrowing base. The amended revolving line of credit matures on November 30, 2002. Borrowings under the revolving line of credit bear interest at the bank's prime plus 1% (8.5% at April 30, 2001). The Company is obligated to pay an annual commitment fee of 1/4 of 1% on the average daily, unused portion of the revolving line of credit. The unused portion of the line of credit at April 30, 2001, was $41,078. However, see discussion below of covenant violation existing under this agreement.

The Agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of tangible net worth and net income before partnership distributions. As described in Note 2, the Company was in violation of these debt covenants at April 30, 2001. The outstanding loan balance of $5,348,099 has been classified as short-term in the Company's balance sheet at April 30, 2001. The Company is seeking alternative financing although there can be no assurance it will be obtained.

The Agreement also provides for letters of credit up to $500,000. There were no outstanding letters of credit at April 30, 2001.

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

7.  Leases

The Company leases its facilities under operating lease agreements expiring through February 2008. The Company also has various capital lease agreements with SigmaTron and one capital lease agreement with a third party to acquire machinery and equipment.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2001:

                                            Capital         Operating
                                            Leases            Leases
                                          -----------------------------
2002                                      $2,506,170      $   630,468
2003                                       1,019,259          638,879
2004                                         758,450          644,886
2005                                         379,434          485,087
2006                                         154,417          370,944
Thereafter                                      --            680,064
                                          ---------------------------
                                           4,817,730       $3,450,328
                                                           ==========
Less:  Amounts representing interest         591,183
                                          ----------
                                           4,226,547
Less:  Current portion                     2,220,642
                                          ----------
                                          $2,005,905
                                          ==========

Rent expense, including maintenance, property taxes, and insurance incurred under an operating lease, was approximately $572,000, $298,000, and $250,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

8.  Related Party Transactions

The Company is involved in transactions with SigmaTron. SigmaTron charged the Company a minimum of $28,500, $12,500, and $12,500 per month in administrative fees for various services in the years ended April 30, 2001, 2000, and 1999, respectively. The Company paid SigmaTron $285,000, $375,000, and $0 in administrative fees for the years ended April 30, 2001, 2000, and 1999, respectively. At April 30, 2001 and 2000, the Company has accrued $57,000 and $0, respectively, for administrative fees not paid by year-end. The Company also paid approximately $1,547,000, $1,214,000 and $0 in principal and interest in connection with its capital lease agreements with SigmaTron in

                               SMT Unlimited L.P.

2001, 2000, and 1999 respectively. At April 30, 2001, the Company was approximately 20 months delinquent in its lease payments to SigmaTron and has accrued overdue interest of approximately $329,400 in connection with these lease payments. At April 30, 2001 and 2000, the accrued interest related to these lease payments was $460,000 and $514,000, respectively. SigmaTron and Patel have equally guaranteed the Company's operating lease obligation for the manufacturing facility.

During 2001, SigmaTron received stock on behalf of the Company. The stock was received in lieu of cash for outstanding receivables owed to the Company by one of its customers. The Company has recorded the market value of the stock outstanding at April 30, 2001, as a due from affiliate on the balance sheet. The stock is classified as a trading security, and accordingly, the unrealized loss is recorded as "other loss" in the accompanying statement of income. During 2001, the Company recorded a realized loss of $8,000 and an unrealized loss of $43,000 related to this stock.

9.  Major Customers and Concentration of Credit Risks

For the year ended April 30, 2001, four customers accounted for 78% of net sales of the Company and 66% of accounts receivable at April 30, 2001.

For the year ended April 30, 2000, five customers accounted for 66% of net sales of the Company and 66% of accounts receivable at April 30, 2000.

For the year ended April 30, 1999, seven customers accounted for 66% of net sales of the Company and 71% of accounts receivable at April 30, 1999.

10. Employee Option Plan

In fiscal 2001, the Company adopted an employee option plan (Option Plan) under which employees may acquire up to 500,000 units of limited partnership interests. At April 30, 2001, the Company has 139,000 units reserved for future issuance under the Option Plan.

The maximum term of options granted under the Option Plans generally is ten years. Options granted under the plan shall be deemed to constitute non-qualified stock options. Options forfeited under the Option Plans are available for reissuance. Options granted under this plan are granted at an exercise price equal to or greater than the fair market value of a share of the Company's common stock on the date of grant. The general partner administers the plan and determines the vesting period of the options, which may be immediate vesting.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option-valuation models that were not developed for use in valuing employee options. Under APB 25, because the exercise price of the Company's employee options approximates the market price of the underlying units on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period.

The Company's pro forma net income during fiscal 2001 was $638,579.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with a dividend yield of zero, risk-free interest rate of 5.60% and weighted-average expected life of options of 5 years.

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

Options to purchase 377,500 units were granted during fiscal 2001 with exercise prices ranging from $.01 to $1.50 per unit and a weighted-average exercise price of $.79. 16,500 options were cancelled during fiscal 2001. The weighted-average grant date fair value of the options granted during fiscal 2001 was $.34 and the weighted-average remaining contractual life at April 30, 2001 was 9.1 years. At April 30, 2001, 68,500 options were exerciseable at a weighted-average exercise price of $.09 per unit.

                               SMT Unlimited L.P.

                Schedule II - Valuation and Qualifying Accounts


                                                   Balance at     Charges to     Charges to                     Balance at
                                                   Beginning       Costs and       Other                          End of
              Description                          Of Period       Expenses       Accounts      Deductions        Period
------------------------------------------------  ----------------------------------------------------------------------------
Year ended April 30, 2001:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts              $  60,000     $  60,000       $   --         $    --         $ 120,000
       Reserve for obsolete inventory                 150,000          --             --           (42,683)        107,317

Year ended April 30, 2000:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                   --          60,000           --              --            60,000
       Reserve for obsolete inventory                    --         150,000           --              --           150,000

Year ended April 30, 1999:
   Reserves and allowance deducted from asset
     accounts:
       Allowance for doubtful accounts                   --            --             --              --              --
       Reserve for obsolete inventory                    --            --             --              --              --
