Form 10-K/A
period 2001-04-30
SIGMATRON INTERNATIONAL INC
filed 2001-08-22
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-23248
                         ------------------------------

                          SIGMATRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                             36-3918470
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)


2201 Landmeier Rd., Elk Grove Village, IL                                 60007
------------------------------------------                                -----
(Address of principal executive offices)                             (Zip Code)


        Registrant's telephone number, including area code:(847)956-8000

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

                              PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended April 30, 2001 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                                              DIRECTOR
                                                 OF
                                              COMPANY
NAME                                            SINCE       AGE
----                                          --------      ---
John P. Chen................................   1994         47     Chief Financial Officer of National Material L.P. since 1994.
  Class II
D.S. Patel..................................   1994         60     Chairman of the Board of Directors, President and Chief Executive
  Class II                                                         Officer of Circuit Systems, Inc. ("CSI") from 1987 to February
                                                                   2001.  CSI filed a petition for relief under Chapter 11 of the
                                                                   Bankruptcy Code in September 2000 and was subsequently dissolved in 2001.  Director of Olympic Cascade Financial Corporation since
                                                                   March 1998.

Thomas W. Rieck.............................   1994         56     Attorney and President of Rieck and Crotty, P.C. and Director of
  Class I                                                          CSI.

Steven A. Rothstein.........................   1994         50     Chairman of the Board of National Securities Corporation, a
  Class I                                                          securities brokerage firm, since 1995.  Since 1997 Chairman and
                                                                   President of Olympic Cascade Financial Corporation, the parent holding company of National Securities Corporation and other securities brokerage firms. Director of Vita Food Products,
                                                                   Inc., and Gateway Data Sciences.

Franklin D. Sove............................   1994         67     Mr. Sove has been Vice President of Tang Industries, Inc. since
  Class III                                                        1996.  Mr. Sove was CEO of National Material L.P. from September
                                                                   1996 and Executive Vice President of Tang Industries, Inc. from
                                                                   May 1989.

Dilip S. Vyas...............................   1994         53     Mr. Vyas was Director and Vice President - Business Development
  Class III                                                        of CSI from 1987 to August 1998 and from October 2000 to May
                                                                   2001. Mr. Vyas was self employed since August 1998 to October
                                                                   2000 and since May 2001. CSI filed a petition for relief under
                                                                   Chapter 11 of the Bankruptcy Code in September 2000 and was
                                                                   subsequently dissolved in 2001.

Gary R. Fairhead............................   1994         49     President and Chief Executive Officer.  Gary R. Fairhead has been
  Class III                                                        the President of the Company since January 1990.

Gregory A. Fairhead.........................                45     Executive Vice President - Mexican Operations and Assistant
                                                                   Secretary.  Gregory A. Fairhead has been Executive Vice President since February 2000 and is Assistant Secretary.  Mr. Fairhead was
                                                                   Vice President - Mexican Operations for the Company from February
                                                                   1990 to February 2000.  Gregory A. Fairhead and Gary R. Fairhead
                                                                   are brothers.

John P. Sheehan.............................                40     Vice President - Director of Materials and Assistant Secretary.
                                                                   John P. Sheehan has been Vice President - Director of Materials of the Company since April 1990 and is Assistant Secretary.

Linda K. Blake..............................                40     Chief Financial Officer, Vice President - Finance Treasurer and
                                                                   Secretary.  Linda K. Blake is the Company's Vice President
                                                                   Finance, Treasurer, Secretary and Chief Financial Officer and was
                                                                   Controller of the Company from June 1991 to February 1994.

Nunzio A. Truppa............................                63     Vice President - Las Vegas Operations.  Nunzio A. Truppa has been
                                                                   Vice President - Las Vegas Operations for the Company, or held equivalent management positions since January 1990.

Andrew J. Saarnio...........................                53     Vice President - Elk Grove Operations.  Andrew J. Saarnio has
                                                                   been Vice President - Elk Grove Operations since November 1998.

Daniel P. Camp..............................                52     Vice President - Mexican Operations.  Daniel P. Camp has been
                                                                   Vice President - Mexican Operations since February 2000.  Mr.
                                                                   Camp was General Manager of Mexican Operations from February 1994 to February 2000.

Thomas F. Rovtar............................                50     Vice President - Information Technology. Thomas F. Rovtar has
                                                                   been Vice President of Information Technology since July 2000.

Stephen H. McNulty..........................                47     Vice President - Sales.  Stephen H. McNulty has been Vice
                                                                   President of Sales since February 2000.  Mr. McNulty was National
                                                                   Sales Manager from April 1997 to February 2000.

                             EXECUTIVE COMPENSATION

ITEM 11.

         The following table sets forth a summary of all compensation paid by the Company for its fiscal years ended April 30, 2001, 2000 and 1999 to the Company's Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus for such year exceeded $100,000:

                                                                                                    ANNUAL COMPENSATION
                                                                                                 --------------------------
                                                                                                 SALARY               BONUS
NAME AND PRINCIPAL POSITION                                                                        ($)                 ($)
---------------------------                                                                      -------             ------
Gary R. Fairhead............................................................       2001          164,868
  President and Chief Executive Officer                                            2000          155,232             15,000  (2)
                                                                                   1999          148,400             85,000  (3)

Gregory A. Fairhead.........................................................       2001          149,649              7,500  (1)
  Executive Vice President and  General Manager-Mexican                            2000          140,902             15,000  (2)
  Operations and Assistant Secretary                                               1999          134,035             80,500  (3)

John P. Sheehan.............................................................       2001          110,238
  Vice President-Director of Materials and Assistant                               2000          103,791             15,000  (2)
  Secretary                                                                        1999           98,712             55,000  (3)

Linda K. Blake..............................................................       2001           98,469
  Chief Financial Officer, Vice President-Finance,                                 2000           89,941             15,000  (2)
  Treasurer and Secretary                                                          1999           85,554             50,000  (3)

Nunzio A. Truppa............................................................       2001          128,804              2,500  (1)
  Vice President-Las Vegas Operations                                              2000          120,015             15,000  (2)
                                                                                   1999          298,642  (4)

Andrew J. Saarnio...........................................................       2001          122,850
  Vice President-Elk Grove Operations                                              2000          121,838
                                                                                   1999           96,750             20,000  (3)

Daniel P. Camp..............................................................       2001          128,076              5,000  (1)
  Vice President-Mexican Operations                                                2000          116,538             15,000  (2)
                                                                                   1999           98,381              4,150  (3)

----------------

(1) Represents bonus earned in fiscal 2001 and paid in fiscal 2002.

(2) Represents bonus earned in fiscal 2000 and paid in fiscal 2001.

(3) Represents bonus earned in fiscal 1999 and paid in fiscal 2000.

(4) The 1999 salary amounts for Mr. Truppa includes sales commissions of $190,124 respectively.

                               BOARD OF DIRECTORS


TERMS

         Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes of directors serving three-year terms. The terms of Class I directors (Messrs. Rieck and Rothstein) expire in 2003; the term of Class II directors (Messrs. Chen and Patel) expire in 2001; and the terms of Class III directors (Messrs. Fairhead, Sove and Vyas) expire in 2002. All directors of each class will hold their positions until the annual meeting of stockholders at which time the terms of the directors in such class expire, or until their respective successors are elected and qualify.

DIRECTOR COMMITTEES; BOARD MEETINGS

         The Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee. Each committee is composed of at least two independent directors who together constitute a majority of each committee.

         The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with the independent public accountants, review and approve non-audit services of the independent public accountants, review compliance with existing major accounting and financial policies of the Company, review the adequacy of the financial organization of the Company and review management's procedures and policies relative to the adequacy of the Company's internal accounting controls. The Audit Committee is comprised of three directors' all of which are independent. Messrs. Chen, Rieck, and Sove are members of the Audit Committee, of which Mr. Sove is the Chairman. Messrs. Sove and Rieck nominated Messre Chen as a member of the Audit Committee. Messre Chen's nomination was ratified by the Board of Directors in August 2001. Mr. Mitchell who served on the audit committee resigned from the Company's Board of Directors on July 13,2001.

         The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto and administer the Company's 1993, 1994, 1997 and 2000 Stock Option Plans. Messrs. Mitchell, Rieck and Rothstein are members of the Compensation Committee, of which Messrs. Rieck is the chairman. Mr. Mitchell resigned from the Company's Board of Directors on July 13, 2001.

         The functions of the Nominating Committee are to review and recommend to the Board of Directors a slate of nominees for each election of members to the Board of Directors, to review and recommend changes to the number, classification, and term of directors and to receive and review nominations by Stockholders with regard to the nomination process. The Nominating Committee will accept nominees recommended by stockholders. However, the Company's bylaws establish an advance notice procedure for such nominations. Generally, such notice must be received by the Secretary of the Company not less than 60 and no more than 90 days prior to a regularly scheduled annual meeting of stockholders, or within 10 days after receipt of notice of an annual meeting of stockholders if the date of such meeting has not been publicly disclosed within 70 days prior to the meeting date. Messrs. Mitchell, Rieck and Rothstein are members of the Nominating Committee. Mr. Mitchell resigned from the Company's Board of Directors on July 13, 2001.

         The Board of Directors held five meetings during the fiscal year ended April 30, 2001. The Compensation Committee held one meeting and the Audit Committee held one meeting during fiscal 2001. The Nominating Committee held one meeting during fiscal 2001.

COMPENSATION OF DIRECTORS

         Non-employee directors are entitled to be paid $1,000 per month. Directors that serve on the Audit or the Compensation Committee are paid an additional $125 per month for each committee upon which they serve. In March 2001 the Board of Directors agreed to defer payment of all non-employee directors fees until otherwise determined by the Board of Directors. In addition, under the 1997 Directors' Stock Option Plan each non-employee director received a grant of options for 5,000 options at each of the 1997, 1998 and 1999 annual stockholders' meetings. Such options are exercisable for ten years from the respective date of grant at a price based on the price of the Common Stock on the respective grant dates. In addition, under the 2000 Directors' Stock Option Plan, non-employee directors received options to acquire 7,500 shares of Common Stock at the September 2000 annual shareholders meeting and are entitled to receive options to acquire 7,500 shares of Common Stock at each annual shareholders meeting in 2001 and 2002.

         Options granted under the 2000 Directors' Plan shall not be transferable unless (a) the transfer is (i) by will or the laws of descent and distribution, (ii) pursuant to a qualified domestic relations order, (iii) to a Permitted Transferee, (as defined in the 2000 Directors' Plan), or (iv) to a trust or other entity controlled by the optionee or a Family Member (as defined in the 2000 Directors' Plan; generally family members or trusts or other entities controlled by the optionee or a family member); (b) the transfer is a gift; and (c) the option continues to be subject to the same terms as before the transfer.


                 OPTION GRANT AND EXERCISES IN LAST FISCAL YEAR

The following tables provide certain specified information concerning options granted to, exercised by and held at April 30, 2001 under the 1993 and 2000 stock option plans by each Named Executive Officer of the Company.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS


                                                                                                                    POTENTIAL
                                                                                                               REALIZABLE VALUE OF
                                                       % OF TOTAL                                            ASSUMED ANNUAL RATE OF
                                  NUMBER OF            OPTIONS                                             STOCK APPRECIATION FOR
                                    SHARES             GRANTED TO      EXERCISE OR                                 OPTION TERM
                                  UNDERLYING          EMPLOYEES IN     BASE PRICE       EXPIRATION         ------------------------
      NAME                     OPTIONS GRANTED (#)     FISCAL YR.     ($ PER SHARE)       DATE             5% ($)           10% ($)
      ----                     -------------------    ------------    -------------     ----------         ------           -------
Thomas F. Rovtar                    10,000               100.0             6.25          07/04/10          39,300            99,600


                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth certain information with respect to each named executive officer of the Company concerning the exercise of options during the fiscal year ended April 30, 2001, as well as any unexercised options held as of the end of such fiscal year.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                                                                NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                                             UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                     SHARES                                 OPTIONS AT FY-END (#)(1)            AT FY-END ($)(1)
                                  ACQUIRED ON            VALUE                    EXERCISABLE/                      EXERCISABLE/
     NAME                         EXERCISE (#)        REALIZED ($)               UNEXERCISABLE                    UNEXERCISABLE
     ----                         ------------        ------------          ------------------------          --------------------
Gary R. Fairhead                       --                 --                     93,284/26,266                         0/0
Gregory A. Fairhead                    --                 --                     87,817/23,333                         0/0
John P. Sheehan                        --                 --                     85,300/19,600                         0/0
Linda K. Blake                         --                 --                     39,534/18,466                         0/0
Nunzio A. Truppa                       --                 --                      9,134/4,566                          0/0
Andrew J. Saarnio                      --                 --                      7,667/6,833                          0/0
Daniel P. Camp                         --                 --                     18,800/9,900                          0/0
Stephen H. McNulty                     --                 --                     10,001/8,999                          0/0
Thomas F. Rovtar                       --                 --                      3,333/6,667                          0/0

----------

(1) These options are service-based options. A portion of these options vest over a five-year period which began in February 1995 and the remaining options vest over a three and five-year period beginning in July 1998.

                              HOLDINGS OF DIRECTORS
                             AND EXECUTIVE OFFICERS

ITEM 12.

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of July 27, 2001 by (i) each director of the Company, (ii) each executive officer of the Company, (iii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all directors and executive officers as a group.


                              BENEFICIAL OWNERSHIP

                                                                                                      NUMBER OF
NAME                                                                                                  SHARES(1)             PERCENT
----                                                                                                  ----------            -------
Cyrus Tang Revocable Trust (3)...................................................................       488,413               17.0%
  3773 Howard Hughes Pkwy., Ste 350N
  Las Vegas, NV  89109
Tang Foundation for the Research of Traditional Chinese Medicine (3).............................       242,000                8.4%
  3773 Howard Hughes Pkwy., Ste. 350N
  Las Vegas, NV 89109
Cyrus Tang Foundation (3)........................................................................       179,413                6.2%
  3773 Howard Hughes Pkwy., Ste. 350N
  Las Vegas, NV 89109
Fidelity Low-Price Stock Fund (10)...............................................................       218,000                7.6%
  82 Devonshire St. Boston, MA  02109
Gary R. Fairhead (4).............................................................................       221,696                7.5%
  2201 Landmeier Road
  Elk Grove Village, IL 60007
Gregory A. Fairhead (4)..........................................................................        99,474                3.4%
John P. Sheehan (4)..............................................................................        89,742                3.0%
Linda K. Blake (4)...............................................................................        40,684                1.4%
Nunzio A. Truppa (4).............................................................................        12,434                   *
Andrew J. Saarnio (4)............................................................................         7,667                   *
Daniel P. Camp (4)...............................................................................        18,800                   *
Stephen H. McNulty (4)...........................................................................        10,001                   *
Thomas F. Rovtar (4).............................................................................         3,333                   *
Dilip S. Vyas (5)(6)(11).........................................................................        40,500                1.4%
John P. Chen (5)(6)(11)..........................................................................        40,700                1.4%
William C. Mitchell (5)(6)(12)...................................................................        40,700                1.4%
D.S. Patel (2)(6)(7)(11).........................................................................        30,000                1.0%
Thomas W. Rieck (6)(11)..........................................................................        30,000                1.0%
Franklin D. Sove (6)(8)(11)......................................................................        31,000                1.1%
Steven A. Rothstein (6)(11)......................................................................        30,100                1.0%
All directors and executive officers as a group(9)                                                      746,831               21.3%

----------

* Less than 1 percent.

(1) Unless otherwise indicated in the footnotes to this table, the Company believes the persons named in this table have sole voting and investment power with respect to all shares of Common Stock reflected in this table. As of July 26, 2001 2,881,227 shares were outstanding not including certain options held by various directors and officers as noted in subsequent footnotes.

(2) Circuit Systems, Inc. ("CSI") is a publicly held corporation which formerly manufactured printed circuit boards and is being liquidated pursuant to court order in a Chapter 11 bankruptcy proceeding. D.S. Patel owns approximately 33% of the outstanding common stock of CSI. Other officers and Directors of the Company also own shares of CSI common stock.

(3) The sole beneficiary and trustee of Cyrus Tang Revocable Trust dated March 17, 1997 (the "Trust") is Cyrus Tang. Tang Foundations for the Research of Traditional Chinese Medicine and Tang Family Foundation are not-for-profit foundations. Each of these entities, as well as the Trust, whose combined ownership represents in excess of 20% of the outstanding Common Stock, is controlled by Cyrus Tang.

(4)  The number of shares includes 93,284, 87,817, 85,300, 39,534, 9,134, 7,667,
     18,800, 10,001 and 3,333 shares issuable upon the exercise of stock options granted to Gary R. Fairhead, Gregory A. Fairhead, John P. Sheehan, Linda K. Blake, Nunzio A. Truppa, Andrew J. Saarnio, Daniel P. Camp, Stephen H. McNulty and Thomas F. Rovtar respectively. Said options are deemed exercised solely for purpose of showing total shares owned by such employees.

(5) Includes 3,500 shares issuable upon the exercise of director stock options granted in September 1994, 3,500 shares granted in September 1995 and 3,500 granted in September 1996. Said options are deemed exercised solely for purposes of showing total shares owned by such non-employee directors.

(6) Includes 5,000 shares issuable upon the exercise of director stock options granted in September 1997, 5,000 shares granted in September 1998 and 5,000 shares granted in September 1999. Said options are deemed exercised solely for purposes of showing total shares owned by such non-employee directors.

(7) D.S. Patel was the Chairman of the Board of Directors, President and Chief Executive Officer of CSI from 1987 to February 2001. Mr. Patel owns approximately 33% of CSI's outstanding common stock. CSI is being liquidated pursuant to court order in a Chapter 11 bankruptcy proceeding.

(8)  Franklin D. Sove is Vice President of Tang Industries, Inc.

(9)  Excludes shares held by CSI and the Tang entities. See also footnotes
     (4)-(11).

(10) Number of shares owned by Fidelity Low-Price Stock Fund as filed on Form 13G on February 14, 2000.

(11) Includes 7,500 shares issuable upon the exercise of director stock options granted in September 2000 and 7,500 shares to be granted at the next Annual Meeting of Stockholders. Said options are deemed exercised solely for purposes of showing total shares owned by such non-employee directors.

(12) Mr. Mitchell resigned from the Company's Board of Directors on July 13,
     2001.


                              CERTAIN TRANSACTIONS

ITEM 13.

         During the fiscal year ended April 30, 2001, the Company purchased raw materials and leased operating and storage space in Elk Grove Village, Illinois from CSI, which previously beneficially owned approximately 13.9% of the Company's outstanding Common Stock which was sold to Tang Revocable Trust in April 2001. Purchases of raw materials were approximately $3,598,000 for the year ended April 30, 2001, with a net amount in payables related to these purchases of approximately $767,000 at April 30, 2001. The Company leased space in Elk Grove Village, Illinois from CSI at a base rental of approximately $36,000 per month with an additional $7,000 per month for real estate taxes. The lease requires the Company to pay maintenance and utility expenses. Rent and property tax expense totaled approximately $515,000 for the year ended April 30, 2001.

         The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, in Fremont, California, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company holds subordinated debentures totaling $1,050.000 from SMTU. Debentures totaling $650,000 outstanding at April 30, 2001, bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. During fiscal 2001, the Company extended the repayment date of the debentures from May 1, 2001 to August 1, 2003. The principal and interest under the debentures are to be repaid on August 1, 2003. The Company also has guaranteed lease obligations of approximately $916,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $457,770 for the guaranteed lease obligations. SMTU incurs a $28,500 monthly administrative fee for administrative services provided by the Company.


         The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the losses in SMTU reduction of the investment in SMTU.

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

         The Company's investment and advances to and receivables from SMTU totaled approximately $5,137,000 at April 30, 2001, and no amount was recorded by the Company related to its guaranty of SMTU's credit agreement.

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

         In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000 against which a reserve of $789,000 was recorded. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, LC made partial payments on the amounts owed to the Company of $356,500 in cash, endorsing a $400,000 promissory note receivable from a third party and by assigning existing accounts receivable totaling approximately $165,000 and inventory totaling approximately $272,000 of LC to the Company. Payments are due on the promissory notes as follows: $125,000, plus accrued interest due January 1, 2002, $125,000, plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. Interest on the promissory note will accrue at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets, as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement, the Company will receive the royalty payments up to the amount of LC's indebtedness to the Company. These royalty payments, if any, will be recorded by the Company as received. As a result of these transactions, the Company has written off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. There was no other impact on the fiscal 2001 operating results.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                           8/22/01
------------------------------------------------               -----------------
Gary R. Fairhead                                               Date
President and CEO (Principal Executive Officer)



/s/ Linda K. Blake                                             8/22/01
------------------------------------------------               -----------------
Linda K. Blake                                                 Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)