Form 10-Q
period 2001-07-31
SIGMATRON INTERNATIONAL INC
filed 2001-09-13
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2001

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

On September 10, 2001 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART I.      FINANCIAL INFORMATION                                      Page No.
                                                                        --------

  Item 1.    Consolidated Financial Statements

                 Consolidated Balance Sheets - July 31, 2001
                     and April 30, 2001                                        3

                 Consolidated Statements of Operations - Three
                     Months Ended July 31, 2001 and 2000                       4

                 Consolidated Statements of Cash Flow - Three
                     Months Ended July 31, 2001 and 2000                       5

                 Notes to Consolidated Financial Statements                    6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         8

  Item 3.    Quantitative and Qualitative Disclosures about Market Risks      10


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                 10

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheet


                                                             JULY 31,           April 30,
                                                             2001                2001
                                                           ------------      -------------
ASSETS                                                      (UNAUDITED)
Current assets:
  Cash                                                     $     2,500        $     2,500
  Accounts receivable, less allowance for doubtful
    accounts of $124,782  at July 31, 2001 and
    April 30, 2001                                          10,527,363         10,441,857
  Inventories                                               16,272,780         17,708,733
  Prepaid and other assets                                     664,249            616,870
  Refundable income taxes                                      740,832            680,825
  Deferred income taxes                                        734,289            561,128
  Other receivables                                            354,885            635,942
                                                           ------------      -------------

  Total current assets                                      29,296,898         30,647,855

  Machinery and equipment, net                              13,370,616         13,762,439

Due from SMTU:
  Investment and advances                                    1,080,240            977,356
  Equipment receivable                                       3,194,419          3,371,006
  Other receivable                                             761,665            788,649

  Other assets                                               1,360,783          1,388,485
                                                           ------------      -------------

  Total assets                                             $49,064,621        $50,935,790
                                                           ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                     8,171,637          7,803,584
  Trade accounts payable - Related parties                     155,000            767,075
  Accrued expenses                                           1,647,736          1,930,194
  Notes payable- Banks                                      15,838,825         16,406,414
  Other liabilities - Related party                             36,180            172,051
  Capital lease obligations                                  1,329,670          1,612,613
                                                           ------------      -------------

  Total current liabilities                                 27,179,048         28,691,931


  Capital lease obligations, less current portion            1,897,477          1,984,921
  Deferred income taxes                                      1,347,563          1,347,563
                                                           ------------      -------------

Total liabilities                                           30,424,088         32,024,415

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                    -                  -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding         28,812             28,812
    at July 31, 2001 and April 30, 2001
  Capital in excess of par value                             9,436,554          9,436,554
  Retained earnings                                          9,175,167          9,446,009
                                                           ------------      -------------

Total stockholders' equity                                  18,640,533         18,911,375

Total liabilities and stockholders' equity                 $49,064,621        $50,935,790
                                                           ============      =============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations
                                    Unaudited

                                                                                Three Months
                                                          THREE MONTHS            Ended
                                                              ENDED             July 31, 2000
                                                          JULY 31, 2001      RESTATED (SEE NOTE E)
                                                          -------------      --------------------
Net sales                                                  $17,114,358               $16,824,889
Cost of products sold                                       15,977,254                16,954,328
                                                          -------------      --------------------

                                                             1,137,104                  (129,439)

Selling and administrative expenses                          1,394,318                 1,324,813

Operating  (loss) income                                      (257,214)               (1,454,252)

Equity in net (income)   of SMTU                              (102,886)                 (229,141)
Interest expense -  Banks and capital lease obligations        405,099                   426,413
Interest income -  SMTU and LC                                (115,424)                 (113,648)

                                                          -------------      --------------------
Loss before income tax benefit                                (444,003)               (1,537,876)

Income tax benefit                                             173,161                   599,772
                                                          -------------      --------------------

Net loss                                                     ($270,842)                ($938,104)
                                                          =============      ====================


Net loss per common share - Basic                               ($0.09)                   ($0.33)
                                                          =============      ====================


Net loss per common share - Assuming dilution                   ($0.09)                   ($0.33)
                                                          =============      ====================

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                    Unaudited

                                                                              THREE MONTHS ENDED JULY 31,
                                                                                                    2000
                                                                            2001          RESTATED (SEE NOTE E)
                                                                         -----------      --------------------
OPERATING ACTIVITIES:
Net  (loss) income                                                        ($270,842)              ($578,689)
Adjustments to reconcile net income
to net cash provided by operating activities:
                 Depreciation                                               507,449                 474,362
                 Equity in net (income) loss of SMTU                       (102,886)               (229,141)
                 Deferred income taxes                                     (173,161)                      -
Changes in operating assets and liabilities:
                 Accounts receivable                                        (85,503)                380,339
                 Inventories                                              1,435,953              (1,258,443)
                 Prepaid expenses and other assets                          464,952                 155,940
                 Refundable income taxes                                    (60,007)                      -
                 Trade accounts payable                                     368,053               1,491,949
                 Trade accounts payable - related parties                  (747,946)                242,479
                 Accrued expenses                                          (282,458)               (325,188)
                                                                         -----------      ------------------

               Net cash provided by operating activities                  1,053,604                 353,608

INVESTING ACTIVITIES:
                 Purchases of machinery and equipment                      (115,628)               (219,326)
                                                                         -----------      ------------------

               Net cash used in investing activities                       (115,628)               (219,326)

FINANCING ACTIVITIES:
               Net payments under capital lease obligations                (370,387)               (457,859)
               Net  (payments) proceeds under  line of credit              (567,589)                323,577
                                                                         -----------      ------------------

               Net cash used in financing activities                       (937,976)               (134,282)

               Change in cash                                                     0                       0
               Cash at beginning of period                                    2,500                   2,500
                                                                         -----------      ------------------

               Cash at end of period                                         $2,500                  $2,500
                                                                         ===========      ==================

               See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Consolidated Statement of Operations for July 31, 2000 and the Consolidated Statement of Cash Flow for the period ended July 31, 2000, as restated for fiscal 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30, 2001.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                         July 31,               April 30,
                                           2001                    2001
                                  -------------------     -------------------

           Finished products           $ 2,862,268             $ 3,428,346
           Work-in-process               1,870,466               2,152,894
           Raw materials                11,540,046              12,127,493
                                  -------------------     -------------------
                                       $16,272,780             $17,708,733
                                  ===================     ===================

NOTE C - SMT UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate with manufacturing facilities in Fremont and Hollister, California. SMTU is a electronic manufacturing services provider.

The following is the summarized income statement information for SMTU:

                                              Three Months Ended
                                                   July 31,
                                          2001                  2000
                                    -----------------     -----------------

                 Revenues                $3,959,402           $10,555,543
                 Cost and expenses        3,717,320            10,003,396
                                    -----------------     -----------------
                 Pre-tax income          $  242,082           $   552,147
                                    =================     =================

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender. As of the date of this report SMTU was in violation of its financial covenants for the period ended April 30, 2001.

NOTE D - LINE OF CREDIT

In August 1999, the Company entered into a two year credit arrangement, which is comprised of a $25 million revolving loan facility and a term loan. The $25 million facility line was decreased to $20 million in August 2001. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. As of the date of this report the Company was in violation of its financial covenants for the quarters ended July 31, 2000, October 31, 2000, January 31, 200l, and April 30, 2001. On February 1, 200l, the Company entered into a forbearance agreement with its lenders. Under the terms of the forbearance agreement the credit arrangement has been extended until October 31, 2001, and the Company is required to pay additional interest of 1.50 basis points on prime-based borrowings. The outstanding loan balance of $15,838,825 and $16,406,414 has been classified as short-term in the Company's balance sheet at July 31, 2001 and April 30, 2001, respectively. The Company is seeking alternative financing although there can be no assurance it will be obtained.

NOTE E - RESTATEMENT

The Company is restating its Consolidated Statement of Operations and Consolidated Statement of Cash Flow for the three months ended July, 2000. This restatement corrects the timing and the amount of revenue recognized in connection with a customer agreement. The adjustment resulted in a reduction in revenue, gross margin, net loss per share of $641,224, $359,415 and $0.13, respectively in the first quarter.

NOTE F - FINANCIAL CONDITION

Due to the recent downturn in the economy, which has significantly affected the electronic industry, the Company experienced significantly lower sales and increased losses for the last several months of fiscal 2001. In an effort to mitigate some of its losses, the Company substantially downsized its work force and reduced overhead expenses during fiscal 2001.

The Company has not complied with certain covenants of loan agreements with banks and has begun a search for a new secured lender but has been unsuccessful to date. In addition, the Company has entered into discussions with third parties regarding a potential merger or sale of the Company or an equity investment in the Company. Talks are ongoing and, while significant levels of interest have been shown it is too early to determine if any of the Company's discussions will result in a transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions and the ability of the Company to manage its growth and secure financing. These and other factors which may affect the Company's future business and results of operations are identified throughout its Form 10-K and in the prospectus issued in connection with the Company's February 1994 initial public offering of securities (Registration No. 33-72100), and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended July 31, 2001 to $17,114,358 from $16,824,889 for the three month period ended July 31, 2000 as restated, a year ago. Sales can be misleading as an indication of the Company's financial performance. Gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company, specifically the variation of orders for turnkey services versus consignment services. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels and margins. Further, generally customers' orders can be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. In addition, the ability to replace such delayed or lost sales in a short period of time cannot be assured.

Gross profit increased during the three month period ended July 31, 2001 to $1,137,104 or 6.6% of net sales, compared to a loss of $129,439 for the same period in the prior fiscal year, as restated in 2000. The increase in the Company's gross margin for the three months ended July 31, 2001 reflects a number of factors, which can vary from period to period, labor cost and inefficiencies, component pricing and capacity utilization. Management has taken steps to align its overhead structure with current customer demands, including workforce reductions. The Company continues to evaluate its current manufacturing issues, which could result in additional workforce and overhead reductions.

Selling and administrative expenses increased to $1,394,318 or 8.1% of net sales for the three month period ended July 31, 2001 compared to $1,324,813 or 7.6% of net sales in the same period last year. The increase is primarily due to the addition of an information technology department.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2001 was $405,099 compared to $426,413 for the same period in the prior year. This decrease was attributable to a decrease in interest expense for the credit facility.

As a result of the factors described above, the net loss decreased to $270,842 for the three month period ended July 31, 2001 compared to a net loss of $938,104 for the same period in the prior year, as restated in 2000. Basic and dilutive earnings per share for the first fiscal quarter of 2001 were $0.09 compared to $0.33 for the same period in the prior year, as restated in 2000.

LIQUIDITY AND CAPITAL RESOURCES:

For the three months ended July 31, 2001 the primary source of liquidity was cash provided by operations. Cash provided by operating activities was $1,053,604 compared to $353,608 in the comparable period in fiscal 2001. Cash provided by operating activities was primarily due to a decrease in inventory.

Cash flow used in investing activities totaled $115,628 for the three months ended July 31, 2001, which relates to purchases of machinery and equipment.

In August 1999, the Company entered into a two year credit arrangement, which is comprised of a $25 million revolving loan facility and a term loan. The $25 million facility line was decreased to $20 million in August 2001. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. As of the date of this report the Company was in violation of its financial covenants for the quarters ended July 31, 2000, October 31, 2000, January 31, 200l, and April 30, 2001. On February 1, 200l, the Company entered into a forbearance agreement with its lenders. Under the terms of the forbearance agreement, the credit arrangement has been extended until October 31, 2001, and the Company is required to pay additional interest of 1.50 basis points on prime-based borrowings. The outstanding loan balance of $15,838,825 and $16,406,414 has been classified as short-term in the Company's balance sheet at July 31, 2001 and April 30, 2001, respectively. The Company is seeking alternative financing although there can be no assurance it will be obtained.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) No report on Form 8-K was filed during the quarter ended July 31, 2001.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                                          9/13/01
------------------------------------------------      --------------------------
Gary R. Fairhead                                               Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                            9/13/01
------------------------------------------------      --------------------------
Linda K. Blake                                                 Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)