Form 10-Q
period 2001-10-31
SIGMATRON INTERNATIONAL INC
filed 2001-12-12
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 2001

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

On December 10, 2001 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART I.         FINANCIAL INFORMATION                                                Page No.
                                                                                     --------
     Item 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets - October 31, 2001
                             and April 30, 2001                                          3

                      Consolidated Statements of Operations - Three and
                             Six Months Ended October 31, 2001 and 2000                  4

                      Consolidated Statements of Cash Flow - Three and
                             Six Months Ended October 31, 2001 and 2000                  5

                      Notes to Consolidated Financial Statements                         6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                8

     Item 3.    Quantitative and Qualitative Disclosures about Market Risks             10


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K and Form 8-KA                          11

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets
                                    Unaudited

                                                           OCTOBER         April 30,
                                                             2001            2001
                                                          -----------     -----------
ASSETS
Current assets:
 Cash                                                     $     2,500     $     2,500
 Accounts receivable, less allowance for doubtful
 accounts of $124,782 at October 31, 2001 and
 April 30, 2001                                            14,841,967      10,441,857
 Inventories                                               17,230,659      17,708,733
 Prepaid and other assets                                     366,050         616,870
 Income tax refund                                                  -         680,825
 Deferred income taxes                                        532,873         561,128
 Other receivables                                            377,364         635,942
                                                          -----------     -----------
 Total current assets                                      33,351,413      30,647,855

 Machinery and equipment, net                              13,046,471      13,762,439

Due from SMTU:
 Investment and advances                                    1,059,660         977,356
 Equipment receivable                                       3,194,419       3,371,006
 Other receivable                                             676,232         788,649

 Other assets                                               1,569,545       1,388,485
                                                          -----------     -----------
 Total assets                                             $52,897,740     $50,935,790
                                                          -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                    10,193,384       7,803,584
 Trade accounts payable - Related parties                           -         767,075
 Accrued expenses                                           2,325,448       1,930,194
 Notes payable - Banks                                     16,697,796      16,406,414
 Other liabilities - Related party                                  -         172,051
 Capital lease obligations                                  1,110,894       1,612,613
                                                          -----------     -----------
 Total current liabilities                                 30,327,522      28,691,931


 Notes payable - Bank, less current portion                         -               -
 Capital lease obligations, less current portion            1,658,273       1,984,921
 Deferred income taxes                                      1,347,563       1,347,563
                                                          -----------     -----------
Total liabilities                                          33,333,358      32,024,415

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 500,000 shares
  authorized, none issued and outstanding                           -               -
 Common stock, $.01 par value; 6,000,000 shares
  authorized, 2,881,227 shares issued and outstanding          28,812          28,812
  at October 31, 2001 and April 30, 2001
 Capital in excess of par value                             9,436,554       9,436,554
 Retained earnings                                         10,099,016       9,446,009
                                                          -----------     -----------
Total stockholders' equity                                 19,564,382      18,911,375

Total liabilities and stockholders' equity                $52,897,740     $50,935,790
                                                          ===========     ===========


See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations
                                    Unaudited


                                                                                    Three Months
                                                              THREE MONTHS             Ended
                                                                 ENDED            October 31, 2000
                                                            OCTOBER 31, 2001    Restated (see note E)
                                                            ----------------    ---------------------
Net sales                                                      $ 25,545,610         $ 24,820,234
Cost of products sold                                            22,081,089           23,238,502
                                                               ------------         ------------

Contribution margin                                               3,464,521            1,581,732


Selling and administrative expenses                               1,604,620            1,519,301

Operating income (loss)                                           1,859,901               62,431

Equity in SMTU net loss (income)                                     20,582             (287,113)
Interest expense -  Banks and capital lease obligations             428,993              518,461
Interest income -  SMTU and LC                                     (104,181)            (133,534)
                                                               ------------          -----------
Income (loss) before income tax expense                           1,514,507              (35,383)

Income tax expense (benefit)                                        590,658              (13,799)
                                                               ------------         ------------
Net income (loss)                                              $    923,849          $   (21,584)
                                                               ------------          -----------

Net income (loss) per common share - Basic                     $       0.32          $     (0.01)
                                                               ------------          -----------

Net income (loss) per common share - Assuming dilution         $       0.32          $     (0.01)
                                                               ============          ===========


                                                                                    Six Months
                                                              SIX MONTHS              Ended
                                                                 ENDED            October 31, 2000
                                                            OCTOBER 31, 2001    Restated (see note E)
                                                            ----------------    ---------------------
Net sales                                                    $ 42,659,968           $ 41,645,123
Cost of products sold                                          38,058,343             40,192,830
                                                             ------------           ------------
Contribution margin                                                                    1,452,293
                                                                4,601,625

Selling and administrative expenses                                                    2,844,114
                                                                2,998,938
Operating  income (loss)                                                              (1,391,821)
                                                                1,602,687
Equity in SMTU net loss (income)                                                        (516,254)
Interest expense -  Banks and capital lease obligations           (82,304)               944,874
Interest income -  SMTU and LC                                    834,092               (247,182)
                                                                 (219,605)          ------------
Income (loss) before income tax expense                      ------------             (1,573,259)
                                                                1,070,504
Income tax expense (benefit)                                                            (613,571)
                                                                  417,497           ------------
                                                             ------------
Net income (loss)                                            $    653,007           $   (959,688)
                                                             ------------           ------------

Net income (loss) per common share - Basic                   $       0.23           $      (0.33)
                                                             ------------           ------------

Net income (loss) per common share - Assuming dilution       $       0.23           $      (0.33)
                                                             ============           ============




See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                    Unaudited

                                                                     SIX MONTHS ENDED OCTOBER 31,
                                                                                            2000
                                                                   2001             Restated (see note E)
OPERATING ACTIVITIES:
Net income (loss)                                               $   653,007               $  (959,688)
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation                                                   958,818                   970,145
     Equity in SMTU net (income)                                    (82,304)                 (516,254)
Changes in operating assets and liabilities:
     Accounts receivable                                         (4,400,110)               (4,671,664)
     Inventories                                                    478,074                (1,994,871)
     Prepaid expenses and other assets                              617,342                (1,235,706)
     Trade accounts payable                                       2,389,800                 4,470,062
     Liabilities - related parties                                 (939,126)                  287,460
     Accrued expenses                                               395,254                    (6,396)
     Deferred Taxes                                                  28,255                   397,720
     Income tax refund                                              680,825                  (401,435)
                                                                -----------               -----------
     Net cash provided by (used in) operating activities            779,835                (3,660,627)

INVESTING ACTIVITIES:
     Purchases of machinery and equipment                          (242,850)               (1,101,110)
                                                                -----------               -----------
     Net cash used in investing activities                         (242,850)               (1,101,110)

FINANCING ACTIVITIES:
     Net payments under capital lease obligations                  (828,367)                  (36,852)
     Net proceeds underline of credit                               291,382                 4,798,589
                                                                -----------               -----------
     Net cash (provided by) used in financing activities           (536,985)                4,761,737

     Change in cash                                                       0                         0
     Cash at beginning of period                                      2,500                     2,500
                                                                -----------               -----------
     Cash at end of period                                      $     2,500               $     2,500
                                                                ===========               ===========



     See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Consolidated Statement of Operations for October 31, 2000 and the Consolidated Statement of Cash Flow for the period ended October, 2000, are restated for fiscal 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30, 2001.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                     October 31,        April 30,
                                        2001              2001
                                    -------------     -------------

            Finished products        $  2,400,417      $  3,428,346
            Work-in-process             1,538,834         2,152,894
            Raw materials              13,291,408        12,127,493
                                    -------------     -------------
                                     $ 17,230,659      $ 17,708,733
                                    =============     =============

NOTE C - SMT UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate with manufacturing facilities in Fremont and Hollister, California. SMTU is a electronic manufacturing services provider.

The following is the summarized income statement information for SMTU:

                                Three Months Ended               Six Months Ended
                                   October 31,                      October 31,
                             2001             2000             2001           2000
                        -------------    -------------    -------------  --------------
  Revenues                $4,732,585      $10,555,542      $ 8,691,986    $ 23,599,667
  Cost and expenses        4,781,009       10,003,395        8,498,328      22,384,951
                        -------------    -------------    -------------  --------------
  Pre-tax income          $  (48,424)     $   552,147      $   193,658    $  1,214,716
                        =============    =============    =============  ==============

The results of operations for SMTU for the six month period ended October 31, 2001 included a contract cancellation payment to cover inventory and other costs.

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

NOTE D - LINE OF CREDIT

In August 1999, the Company entered into a two year credit arrangement, which is comprised of a $25 million revolving loan facility. The $25 million facility line was decreased to $20 million in August 2001. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. The Company operated under a forbearance agreement from February 1, 2001 to November 30, 2001. On December 4, 2001 the original credit arrangement was amended and extended to April 30, 2002. The agreement contains certain financial covenants pertaining to the maintenance of pre-tax income, leverage ratio and other financial covenants. The outstanding loan balance of $16,697,796 and $16,406,414 has been classified as short-term in the Company's balance sheet at October 31, 2001 and April 30, 2001, respectively.

NOTE E - RESTATEMENT

The Company is restating its Consolidated Statement of Operations and Consolidated Statement of Cash Flow for the three and six months ended October, 2000. This restatement corrects the timing and the amount of revenue recognized in connection with customer agreements. The adjustment resulted in a reduction in revenue of $300,000 and $941,224, gross margin of $180,374 and $539,789 and net loss per share of $0.06 and $0.19 for the three and six months ended October 31, 2000, respectively.

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

The Company is restating its Consolidated Statement of Operations and Consolidated Statement of Cash Flow for the three and six months ended October, 2000. This restatement corrects the timing and the amount of revenue recognized in connection with customer agreements. The adjustment resulted in a reduction in revenue of $300,000 and $941,224, gross margin of $180,374 and $539,789 and net loss per share of $0.06 and $0.19 for the three and six months ended October 31, 2000, respectively.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended October 31, 2001 to $25,545,610 from $24,820,234 for the three month period ended October 31, 2000, as restated. Net sales for the six months ended October 31, 2001 increased to $42,659,968 from $41,645,123 as restated for the same period in the prior fiscal year. Sales increased for the three and six months ended October 31, 2001 primarily due to an increase and acceleration of orders from existing customers and the addition of several new customers.

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

Gross profit increased during the three month period ended October 31, 2001 to $3,464,521 or 13.6% of net sales, compared to $1,581,732, or 6.4% of net sales for the same period in the prior fiscal year, as restated. Gross profit increased for the six month period ended October 31, 2001 to $4,601,625 or 10.8% of net sales, compared to $1,452,293 or 3.5% of net sales, for the same period in the prior fiscal year, as restated. The increase in the Company's gross margin for the three and six month period ended October 31, 2001 is the result of a number of factors. These factors which can vary from period to period include labor cost and inefficiencies, component pricing and capacity utilization. Management has taken steps to align its overhead structure with current customer demands, including workforce reductions. The Company continues to evaluate its current manufacturing issues, which could result in additional workforce and overhead reductions.

Selling and administrative expenses increased to $1,604,620 or 6.3% of net sales for the three month period ended October 31, 2001 compared to $1,519,301 or 6.1% of net sales in the same period last year, as restated. Selling and administrative expenses increased to $2,998,938 or 7.0% of net sales for the six month period ended October 31, 2001 compared to $2,844,114 or 6.8% of net sales, as restated. The increase is primarily due to the addition of an information technology department.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2001 was $428,993 compared to $518,461 for the same period in the prior year, as restated. Interest expense for the six month period ended October 31, 2001 decreased to $834,092 from $944,874 compared to the same period in the prior year, as restated. This decrease was attributable to a decrease in interest rates and the amount outstanding under the credit facility.

As a result of the factors described above, net income increased to $923,849 for the three month period ended October 31, 2001 compared to a net loss of $21,584 for the same period in the prior year, as restated in 2000. Basic and dilutive earnings per share for the second fiscal quarter of 2001 were $0.32 compared to $(0.01) for the same period in the prior year, as restated. For the six month ended of fiscal 2002 the Company recorded net income of $653,007 compared to a net loss of $959,688 for the same period in the prior fiscal year, as restated. Basic and dilutive earnings per share for the six month period ended October 31, 2001 were $0.23 compared to $(0.33) for the same period in the prior year, as restated.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended October 31, 2001 the primary source of liquidity was cash provided by operations. Cash provided by operating activities was $779,835 in fiscal 2002 compared to cash used in operations of $3,660,627 in fiscal 2001, as restated. Cash provided by operating activities for the six month period ended October 31, 2001 was primarily due to an increase in net income.

Cash flow used in investing activities totaled $242,850 for the six months ended October 31, 2001, which relates to purchases of machinery and equipment.

In August 1999, the Company entered into a two year credit arrangement, which is comprised of a $25 million revolving loan facility. The $25 million facility line was decreased to $20 million in August 2001. The revolving loan facility is collateralized under a loan and security agreement by substantially all of the domestically located assets and inventory located in Mexico. The Company operated under a forbearance agreement from February 1, 2001 to November 30, 2001. On December 4, 2001 the original credit arrangement was amended and extended to April 30, 2002. The agreement contains certain financial covenants pertaining to the maintenance of pre-tax income, leverage ratio and other financial covenants. The outstanding loan balance of $16,697,796 and $16,406,414 has been classified as short-term in the Company's balance sheet at October 31, 2001 and April 30, 2001, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS 141) Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

    - All business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
    - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective May 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
    - Effective May 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Company does not expect this to have any effect on its financial statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-KA

(a) Exhibit 10.29 - Form 8-K filed October 31, 2001, Changes in Registrant's Certifying Accountant and hereby incorporated by reference.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                          12/12/01
-----------------------------------------------      ---------------------------
Gary R. Fairhead                                     Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                             12/12/01
-----------------------------------------------      ---------------------------
Linda K. Blake                                       Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)