Form 10-Q
period 2002-01-31
SIGMATRON INTERNATIONAL INC
filed 2002-03-13
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2002

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

On March 12, 2002 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART 1.         FINANCIAL INFORMATION:                                  Page No.
                                                                        --------

     Item 1.    Consolidated Financial Statements

                   Consolidated Balance Sheets - January 31, 2002
                   and April 30, 2001                                       3

                   Consolidated Statements of Operations - Three and Nine
                   Months Ended January 31, 2002 and 2001                   4

                   Consolidated Statements of Cash Flows - Three and Nine
                   Months Ended January 31, 2002 and 2001                   5

                   Notes to Consolidated Financial Statements               6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   8

     Item 3.    Quantitative and Qualitative Disclosures
                about Market Risk                                          10


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K and Form 8-KA             11

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                                    Unaudited

                                                            JANUARY 31,         April 30,
                                                               2002                2001
                                                           --------------      -------------
Current assets:
  Cash                                                            $2,500             $2,500
  Accounts receivable, less allowance for doubtful
  accounts of $124,782  at January 31, 2002 and
  April 30, 2001                                              11,145,240         10,441,857
  Inventories                                                 13,342,240         17,708,733
  Prepaid and other assets                                       575,263            616,870
  Refundable income taxes                                              0            680,825
  Deferred income taxes                                          532,873            561,128
  Other receivables                                              109,148            635,942
                                                           --------------      -------------

  Total current assets                                        25,707,264         30,647,855

  Machinery and equipment, net                                12,828,303         13,762,439

Due from SMTU:
  Investment and advances                                      1,091,611            977,356
  Equipment receivable                                         2,861,169          3,371,006
  Other receivable                                               812,603            788,649

  Other assets                                                 1,209,296          1,388,485
                                                           --------------      -------------

  Total assets                                               $44,510,246        $50,935,790
                                                           ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Trade accounts payable                                       4,555,082          7,803,584
  Trade accounts payable - Related parties                             0            767,075
  Accrued expenses                                             2,206,719          1,930,194
  Notes payable- Banks                                        13,795,191         16,406,414
  Other liabilities - Related party                                    0            172,051
  Capital lease obligations                                    1,013,192          1,612,613
                                                           --------------      -------------

  Total current liabilities                                   21,570,184         28,691,931


  Capital lease obligations, less current portion              1,436,756          1,984,921
  Deferred income taxes                                        1,347,563          1,347,563
                                                           --------------      -------------

Total liabilities                                             24,354,503         32,024,415

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                      -                  -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding           28,812             28,812
    at January 31, 2002 and April 30, 2001
  Capital in excess of par value                               9,436,554          9,436,554
  Retained earnings                                           10,690,377          9,446,009
                                                           --------------      -------------

Total stockholders' equity                                    20,155,743         18,911,375
                                                           --------------      -------------

Total liabilities and stockholders' equity                   $44,510,246        $50,935,790
                                                           ==============      =============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations
                                    Unaudited

                                                                  Three Months                             Nine Months
                                               THREE MONTHS         Ended              NINE MONTHS            Ended
                                                 ENDED          January 31, 2001          ENDED            January 31, 2001
                                             JANUARY 31, 2002  Restated (see note E)  JANUARY 31, 2002   Restated (see note E)
                                             --------------    -----------------   -----------------       -----------------
Net sales                                      $22,665,278          $20,524,857         $65,325,246             $62,169,980
Cost of products sold                           19,551,076           18,779,604          57,609,419              58,972,434
                                             --------------    -----------------   -----------------       -----------------

                                                 3,114,202            1,745,253           7,715,827               3,197,546

Selling and administrative expenses              1,919,958            1,432,912           4,918,896               4,277,026

Operating income (loss)                          1,194,244              312,341           2,796,931              (1,079,480)

Equity in net (income)   of SMTU                   (31,952)              (6,372)           (114,256)               (522,626)
Interest expense -  Banks and capital lease
obligations                                        355,931              554,246           1,190,023               1,499,120
Interest income -  SMTU and LC                     (99,178)            (140,821)           (318,783)               (388,003)
                                             --------------    -----------------   -----------------       -----------------
Income (loss) before income tax expense            969,443              (94,712)          2,039,947              (1,667,971)

Income tax expense (benefit)                       378,082              (36,938)            795,579                (650,509)
                                             --------------    -----------------   -----------------       -----------------

Net income (loss)                                 $591,361             ($57,774)         $1,244,368             ($1,017,462)
                                             ==============    =================   =================       =================

Net income  (loss) per common share -
Basic                                                $0.21               ($0.02)              $0.43                  ($0.35)
                                             ==============    =================   =================       =================

Net  income (loss) per common share -
Assuming dilution                                    $0.20               ($0.02)              $0.43                  ($0.35)
                                             ==============    =================   =================       =================

Weighted average shares of common
stock outstanding
Basic                                            2,881,227            2,881,227           2,881,227               2,881,227
                                             ==============    =================   =================       =================

Diluted                                          2,907,477            2,881,227           2,894,352               2,881,227
                                             ==============    =================   =================       =================

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flow
                                    Unaudited

                                                                         NINE MONTHS ENDED JANUARY 31,
                                                                                            2001
                                                                                        Restated
                                                                              2002      (see note E)
                                                                         -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                                        $ 1,244,368    ($1,017,462)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
                 Provision for inventory obsolescence                        724,900           --
                 Depreciation                                              1,462,178      1,475,958
                 Equity in net (income) loss of SMTU                        (114,256)      (522,626)
                 Deferred income taxes                                        28,255           --
Changes in operating assets and liabilities:
                 Accounts receivable                                        (703,383)    (1,744,733)
                 Inventories                                               3,641,593     (2,111,720)
                 Prepaid expenses and other assets                         1,233,474       (958,047)
                 Refundable income taxes                                     680,825           --
                 Trade accounts payable                                   (3,248,502)     3,516,958
                 Trade accounts payable - related parties                   (939,126)       102,049
                 Accrued expenses                                            276,525        221,153
                                                                         -----------    -----------

               Net cash provided by (used in) operating activities         4,286,851     (1,038,470)

INVESTING ACTIVITIES:
                 Purchases of machinery and equipment                       (528,042)    (1,943,498)

               Net cash used in investing activities                        (528,042)    (1,943,498)

FINANCING ACTIVITIES:
               Net (payments) proceeds under capital lease obligations    (1,147,586)       351,952
               Net  (payments) proceeds under  line of credit             (2,611,223)     2,630,016
                                                                         -----------    -----------

               Net cash (used in) provided by financing activities        (3,758,809)     2,981,968

               Change in cash                                                      0              0
               Cash at beginning of period                                     2,500          2,500
                                                                         -----------    -----------

               Cash at end of period                                     $     2,500    $     2,500
                                                                         ===========    ===========


               See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Consolidated Statement of Operations for January 31, 2001 and the Consolidated Statement of Cash Flow for the period ended January 31, 2001, are restated for fiscal 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2001.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                                   January 31,        April 30,
                                                      2002               2001
                                                    ---------        ----------
                  Finished products                 2,183,956        $3,428,346
                  Work-in-process                   2,018,703         2,152,894
                  Raw materials                     9,139,581        12,127,493
                                                   ----------       -----------
                                                   13,342,240       $17,708,733
                                                   ----------       -----------

NOTE C - SMT, UNLIMITED L.P.

The Company owns 42.5% of SMT Unlimited L.P. ("SMTU"), an affiliate with manufacturing facilities in Fremont and Hollister, California. SMTU is a electronic manufacturing services provider.

The following is the summarized income statement information for SMTU:

                        Three Months Ended       Nine Months Ended
                            January 31,              January 31,
                       2002         2001         2002         2001
                       ----         ----         ----         ----
Revenues             4,704,251   11,323,695   13,396,237   34,923,362

Cost and expenses    4,629,072   11,308,701   13,127,400   33,693,652
                     ---------   ----------   ----------   ----------
Pre-tax income          75,179       14,994      268,837    1,229,710
                     =========   ==========   ==========   ==========

The results of operations for SMTU for the nine month period ended January 31, 2002 included a contract cancellation payment to cover inventory and other costs.

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guaranty the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all of SMTU's payments to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender. SMTU was in violation of its financial covenants for the period ended April 30, 2001 and as of the day of this report the violation has not been waived.

NOTE D - LINE OF CREDIT

In August 1999, the Company entered into a two year credit arrangement for a $25 million revolving loan facility. The terms of the credit arrangement have been extended several times since inception and the line of credit has been reduced to $20 million. In December 2001 the credit arrangement was extended to April 30, 2002. The agreement contains certain financial covenants pertaining to the maintenance of pre-tax income, leverage ratio and other financial covenants. As of January 31, 2002 the Company was in compliance with its financial covenants. The outstanding loan balance of $13,795,191 and 16,406,414 has been classified as a short-term liability in the Company's balance sheet at January 31, 2002 and April 30, 2001, respectively.

NOTE E - RESTATEMENT

The Company is restating its Consolidated Statement of Operations and Consolidated Statement of Cash Flow for the nine months ended January 2001. This restatement corrects the timing and the amount of revenue recognized in connection with customer agreements.

The adjustment resulted in a reduction in revenue recognized in connection with customer agreements. The adjustment resulted in a reduction in revenue of $191,001 and $1,132,224, gross margin of $142,851 and 682,642 and net loss per share of $0.05 and 0.24 for the three and nine months ended January 31, 2001, respectively.


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

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended January 31, 2002 to $22,665,278 from $20,524,857 for the three month period ended January 31, 2001, as restated. Net sales for the nine months ended January 31, 2002 increased to $65,325,246 from $62,169,980 for the same period in the prior year, as restated. Sales increased for the three and nine months ended January 31, 2002 primarily due to an increase and acceleration of orders from existing customers and the addition of several new customers.

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

Gross profit increased during the three month period ended January 31, 2002 to $3,114,202 or 13.7% of net sales, compared to $1,745,253, or 8.5 % of net sales for the same period in the prior fiscal year, as restated. Gross profit increased for the nine month period ended January 31, 2002 to $7,715,827 or 11.8% of net sales, compared to $3,197,546 or 5.1% of net sales for the same period in the prior fiscal year, as restated. The increase in the Company's gross margin for the three and nine month periods ended January 31, 2002 is the result of a number of factors. These factors which can vary from period to period include labor cost and efficiencies, component pricing and capacity utilization. Management has taken steps to align its overhead structure with current customer demands, including workforce reductions. While the Company's focus remains on expanding its customer base and increasing gross margins, there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses increased to $1,919,958 or 8.5% of net sales for the three month period ended January 31, 2002 compared to $1,432,912 or 7.0% of net sales in the same period last year, as restated. Selling and administrative expenses for the nine months ended January 31, 2002 and 2001 was $4,918,896 and $4,277,026, as restated, respectively. The increase is due to an increase in commission, insurance, consulting and bonus expenses for the three and nine month periods ended January 31, 2002.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2002 was $355,931 compared to $554,246 for the same period in the prior year. Interest expense for bank debt and capital lease obligations for the nine months ended January 31, 2002 and 2001 were $1,190,023 and $1,499,120 respectively. This decrease was attributable to a decrease in interest rates and a decrease in the balance outstanding on the Company's line of credit.

As a result of the factors described above, net income increased to $591,361 for the three month period ended January 31, 2002 compared to net loss of $57,774 for the same period in the prior year, as restated. Basic and dilutive earnings per share for the third fiscal quarter of 2002 were $0.20 compared to $<0.02> for the same period in the prior year, as restated. For the first nine months of fiscal 2002 the Company generated net income of $1,244,368 compared to a net loss of $1,017,462 for the nine month period ended January 31, 2001, as restated. Basic and diluted earnings per share for the nine month period ended January 31, 2002 and 2001 were $0.43 and $<0.35>, respectively, as restated.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended January 31, 2002 the primary source of liquidity was cash provided by operations. Cash provided by operating activities was $4,286,851 compared to cashed used in operations of $1,038,470 in the comparable period in fiscal 2001, as restated. Cash provided by operating activities was due to a decrease in inventory and positive operating results for the nine months ended January 31, 2002.

Cash flow used in investing activities for machinery and equipment totaled $465,105 for the nine months ended January 31, 2002.

In August 1999, the Company entered into a two year credit arrangement for a $25 million revolving loan facility. The terms of the credit arrangement have been extended several times since inception and the line of credit has been reduced to $20 million. In December 2001 the credit arrangement was extended to April 30, 2002. The agreement contains certain financial covenants pertaining to the maintenance of pre-tax income, leverage ratio and other financial covenants. As of January 31, 2002 the Company was in compliance with its financial covenants. The outstanding loan balance of $13,795,191 and 16,406,414 has been classified as a short-term liability in the Company's balance sheet at January 31, 2002 and April 30, 2001, respectively. The Company is currently negotiating with its lender to extend the agreement for twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS 141) Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

        - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-KA

(a)               None

(b) A report on Form 8-K reflecting a Changes in Registrant's Certifying Accountant dated October 31, 2001 was filed on November 7, 2001 and amended on November 14, 2001 and November 21, 2001

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                          3/13/02
-----------------------------------------------               ------------------
Gary R. Fairhead                                              Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                            3/13/02
-----------------------------------------------               ------------------
Linda K. Blake                                                Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)