Form 10-K
period 2002-04-30
SIGMATRON INTERNATIONAL INC
filed 2002-07-25
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  X      Annual Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934. For the fiscal year ended April 30, 2002
                                       or
----- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________to___________.

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 18, 2002 (based on the closing sale price as reported by Nasdaq National Market as of such date) was approximately $10,084,095.

The number of outstanding shares of the registrant's Common Stock, as of July 18, 2002, was 2,881,227.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2002, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

         ITEM 1.         BUSINESS.........................................................................   3
         ITEM 2.         PROPERTIES.......................................................................  12
         ITEM 3.         LEGAL PROCEEDINGS................................................................  13
         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................  13
         ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT.............................................  13

PART II

         ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS....................................................  14
         ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA.............................................  15
         ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS............................................  15
         ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISKS.............................................................  21
         ITEM 8.         FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.......................................  21
         ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE............................................  21

PART III

         ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................  21
         ITEM 11.        EXECUTIVE COMPENSATION...........................................................  22
         ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.................................................................  22
         ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................  22

PART IV

         ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K....................................................................  22

SIGNATURES    ..............................................................................................26


                                     PART 1


ITEM 1.  BUSINESS

CAUTIONARY NOTE:

         In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (Company) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions and the ability of the Company to manage its growth and secure financing. These and other factors which may affect the Company's future business and results of operations are identified throughout this Annual Report on Form 10-K, and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW

         The Company is an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled ("boxbuild") electronic products. Included among the wide range of services the Company offers its customers are (1) automatic and manual assembly and testing of OEM products and subassemblies, (2) material sourcing and procurement, (3) design, manufacturing and test engineering support, (4) warehousing and shipment services, and (5) assistance in obtaining product approvals from governmental and other regulatory bodies. The Company provides these services through facilities located in North America and the Far East.

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

         The Company operates manufacturing facilities in Elk Grove Village, Illinois; Las Vegas, Nevada; and Acuna, Mexico. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Las Vegas, Nevada, Acuna Mexico, and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama. In addition, the Company's 42.5% owned affiliate, SMT Unlimited L.P. ("SMTU"), provides EMS in Fremont and Hollister, California.

         The Company is a Delaware corporation which was organized on November 16, 1993 and commenced business when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.

PRODUCTS AND SERVICES

         The Company provides a broad range of manufacturing-related outsourcing solutions for its customers on both a turnkey (material purchased by the Company) and consignment basis (material provided by the customer). These solutions incorporate the Company's knowledge and expertise in the EMS industry to provide its customers with advanced manufacturing technologies, high quality, and responsive and flexible manufacturing services. SigmaTron's outsourcing solutions provide services from product inception through the ultimate delivery of a finished good. Such technologies and services include the following:

         Manufacturing and Related Services. As its customers experience greater competition and shorter product life cycles in their respective industries, the Company has responded by expanding its prototype services. The Company provides quick-turnaround, turnkey prototype services at all of its locations, with an emphasis on this service through dedicated resources at the Company's Elk Grove Village facility and through SMTU.

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

         Assembly and Manufacturing. The Company's core business is the assembly of printed circuit boards through the automated and manual insertion of components onto raw printed circuit boards. The Company offers its assembly services using both pin-through-hole ("PTH") and surface mount ("SMT") interconnect technologies at all of its manufacturing locations. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is a more recent advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows original equipment manufacturers ("OEMs") to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and thus, board and system performance.

         The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers because it believes that SMT will not entirely eliminate the need for PTH technology. The Company believes that OEMs with products not limited by internal space constraints will continue to favor PTH over SMT. SigmaTron possesses ball grid array ("BGA") technology and fine pitch SMT, which is used for more complex circuit boards required to perform at higher speeds at several locations and through SMTU.

         In addition to printed circuit board assemblies the Company also manufactures DC-to-AC inverters, coils, transformers and cable and harness assemblies. These products are manufactured using both automated and semi-automated preparation and insertion equipment and manual assembly techniques. The Company also offers boxbuild services which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products.

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

MARKETS AND CUSTOMERS

         SigmaTron's customers are in the consumer electronics, gaming, industrial electronics, fitness, telecommunications, automotive and home appliance industries. As of April 30, 2002, the Company had approximately 115 active customers ranging from Fortune 500 companies to small, privately held enterprises.

         The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

                                                                                     PERCENT OF NET SALES
                                                                            --------------------------------------
                                               TYPICAL                       FISCAL         FISCAL          FISCAL
MARKETS                                    OEM APPLICATION                    2000           2001            2002
-------                                    ---------------                    ----           ----            ----

Appliances                     Household appliance controls                   7.2%           11.6%          25.6%

Gaming                         Slot machines, lighting displays              17.6%           20.6%          21.3%

Industrial Electronics         Motor controls, power supplies                20.3%           18.8%          20.1%

Fitness                        Treadmills, exercise bikes                    18.4%           21.7%          19.1%

Consumer Electronics           Carbon monoxide alarms, tanning beds          29.8%           18.3%          10.0%

Telecommunications             Pagers, microphones and modems                 3.9%            6.9%           2.6%

Automotive                     Automobile interior lighting                   2.8%            2.1%           1.3%
                                                                             ----            ----           ----
Total                                                                         100%            100%           100%
                                                                             ====            ====           ====


         For the fiscal year ended April 30, 2002, Spitfire Controls, Inc. and Life Fitness accounted for 21.9% and 18.3% respectively, of the Company's net sales. For the fiscal year ended April 30, 2001 Life Fitness and Kidde Safety/Nighthawk Systems Inc. ("NSI") accounted for 21.7% and 15.8%, respectively, of the Company's net sales. In fiscal 2000, NSI and Life Fitness accounted for 28.8% and 18.4%, respectively, of net sales. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

         NSI is a leading U.S. manufacturer of residential carbon monoxide detection systems. NSI and the Company have had a relationship since 1995. Currently NSI and the Company work under a year to year contract. Much of NSI's high volume business has migrated to its wholly owned operation in China. Therefore, NSI's sales to the Company have declined over the past several years. NSI remains an important customer of the Company, but there is no guaranty that business will continue beyond the current expiration of the contract, which is December 31, 2002.

SALES AND MARKETING

         The Company markets its services through 15 independent manufacturers' representative organizations that together currently employ approximately 45 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company. The members of the Company's senior management are actively involved in sales and marketing efforts.

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

         The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. The Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2002 the Company paid approximately $8,500,000 to Standard Components for services provided.

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

BACKLOG

         The Company's backlog as of April 30, 2002 was approximately $38,236,000. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 2002 backlog by the end of the 2003 fiscal year. Backlog as of April 30, 2001 totaled $41,663,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

         The Company employed approximately 1,415 people as of April 30, 2002, including 30 engaged in engineering, 1,290 in manufacturing and 95 in administrative and marketing functions.

         The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2003. The Company's Mexican subsidiary has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2003.

         Since the time the Company commenced operations, it has not experienced any work stoppages. The Company believes its relations with both unions and its other employees are good.

RISK FACTORS

         In addition to the other risks identified herein, the Company's business is subject to the following risks:

AVAILABILITY AND SUFFICIENCY OF CREDIT ARRANGEMENTS

         The ability of the Company to secure and maintain sufficient credit arrangements is key to its continued operations. The Company entered into an Amended Loan and Security Agreement in April 2002, which provides for a revolving credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $9,000,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on May 1, 2003. At April 30, 2002 the Company was in compliance with its financial covenants.

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

         The Company's quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company's control. These factors include:

         - Changes in sales mix to customers

         - Changes in availability and cost of components

         - Volume of customer orders relative to capacity

         - Market demand and acceptance of our customers' products

COMPANY'S CUSTOMER BASE IS CONCENTRATED

         Sales to the Company's five largest customers accounted for 62%, 66% and 65% of net sales for the fiscal years ended 2002, 2001 and 2000, respectively. Significant reduction in sales to any of the Company's major customers or the loss of a major customer could have a material impact on the Company's operations. If the Company cannot replace canceled or reduced orders sales will decline, which could have a material impact on the results of operations.

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

COMPANY HAS INTENSE INDUSTRY COMPETITION

         The EMS industry is highly fragmented and characterized by intense competition. Many of the Company's competitors have substantially greater experience, as well as greater manufacturing, purchasing, marketing and financial resources than the Company. From time to time, the Company reviews potential transactions relating to its business, products, and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures or other types of arrangements. The Company may choose to enter into such transactions at any time, and such transactions could have a material effect on the Company's business or operations.

FOREIGN OPERATION RISKS

         A substantial part of the Company's manufacturing operations is based in Mexico. Therefore, the Company's business and results of operations are dependent upon numerous related factors, including the stability of the Mexican economy, the political climate in Mexico, prevailing worker wages, the legal authority of the Company to own and operate its business in Mexico and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico. The Company obtains many of its materials and components in Taipei, Taiwan and, therefore, the Company's access to these materials and components is dependent on the continued success of these Asian suppliers. It is uncertain whether these suppliers will continue to be able to serve as a supplier to the Company.

         The company has begun investigating the possibility of opening an operation in China in order to better support and grow its customer base. It is uncertain whether the China operation, if commenced, will have a material impact on the Company's business, financial condition and results of operations.

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

AVAILABILITY OF RAW COMPONENTS MAY AFFECT OPERATIONS

         The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company's results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.

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

FAVORABLE LABOR RELATIONS IS IMPORTANT

         The Company currently has labor union contracts with certain of its employees. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company's business, substantially increase the Company's costs or otherwise have a material impact on the Company's results of operations.

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

         Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:



              LOCATION                           SQUARE FEET                       SERVICES OFFERED
              --------                           -----------                       ----------------

Elk Grove Village, IL                              72,170                 Corporate Headquarters, assembly
                                                                          and testing of PTH, SMT and BGA,
                                                                          box-build, prototyping,
                                                                          warehousing

Acuna, Mexico                                     175,000                 High volume assembly, and testing
                                                                          of PTH and SMT, box-build,
                                                                          transformers

Las Vegas, NV                                      33,400                 Automatic insertion and cable
                                                                          assembly, PTH, SMT and testing

Del Rio, TX                                        36,000                 Warehouse, portion of which is
                                                                          bonded

Taipei, Taiwan                                      2,900                 Materials procurement,
                                                                          alternative sourcing assistance
                                                                          and quality control

Huntsville, AL                                        *                   Just-in-time inventory management
                                                                          and delivery


*There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

         All of the above properties are occupied pursuant to leases of the premises except for the Huntsville, Alabama facility. The Company leases its executive offices and manufacturing facility in Elk Grove Village, Illinois from Circuit Systems, Inc. which filed for protection under Chapter 11 of the federal bankruptcy code and is now known as Circuit Systems, Inc. Liquidating Grantor's Trust dated October 14, 2001, ("CSI"). The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities.

         In addition, SMTU leases two facilities in Fremont and Hollister, California totaling 134,000 square feet. The Company has guaranteed lease payments of approximately $656,000 for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guaranty.


ITEM 3.  LEGAL PROCEEDINGS

         During the fiscal year ending April 30, 2001, four former employees of the Company independently filed charges with the Equal Employment Opportunity Commission that they had suffered unlawful discrimination or harassment based upon age, race or sex. The EEOC found no cause for a compliant with respect to two of these charges. Two others have resulted in lawsuits being filed against the Company. The Company believes that it has meritorious defenses to each of these charges and is defending itself vigorously in these actions. Although the charges do not specify dollar amounts, based on information presently available to the Company, the Company does not believe that the resolution of these charges will have a material adverse effect on the financial condition or results of the operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders in the fourth quarter of fiscal 2002.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT



  NAME                                    AGE                               POSITION
  ----                                    ---                               --------

  Gary R. Fairhead                        50        President and Chief Executive Officer.
                                                    Gary R. Fairhead has been the President of the Company
                                                    since January 1990.  Gary R. Fairhead is the brother of
                                                    Gregory A. Fairhead.

  Linda K. Blake                          41        Chief Financial Officer, Vice President - Finance
                                                    Treasurer and Secretary.
                                                    Linda K. Blake is the Company's Vice President Finance,
                                                    Treasurer, Secretary and Chief Financial Officer and was
                                                    Controller of the Company from June 1991 to February
                                                    1994.

  Gregory A. Fairhead                     46        Executive Vice President - Operations and Assistant
                                                    Secretary.
                                                    Gregory A. Fairhead has been Executive Vice President
                                                    since February 2000 and is Assistant Secretary.  Mr.
                                                    Fairhead was Vice President - Mexican Operations for the
                                                    Company from February 1990 to February 2000.  Gregory A.
                                                    Fairhead is the brother of Gary R. Fairhead.



  NAME                                    AGE                               POSITION
  ----                                    ---                               --------

  John P. Sheehan                         41        Vice President - Director of Materials and Assistant
                                                    Secretary.
                                                    John P. Sheehan has been Vice President - Director of
                                                    Materials of the Company since April 1990 and is
                                                    Assistant Secretary.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq SmallCap System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 2002 and 2001.

                            Common Stock as Reported
                                    by Nasdaq

     Period                                 High                   Low

     Fiscal 2002:
     Fourth Quarter                       $4.450                $1.560
     Third Quarter                         4.650                 0.770
     Second Quarter                        0.970                 0.630
     First Quarter                         1.850                 0.680

     Fiscal 2001:
     Fourth Quarter                       $1.750                $0.781
     Third Quarter                         2.250                 0.813
     Second Quarter                        3.875                 1.750
     First Quarter                         5.000                 2.625

         As of July 18, 2002, there were approximately 91 holders of record of the Company's Common Stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,470 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                   Years Ended April 30
                                                                   --------------------
                                                           (In thousands except per share data)

                                                    1998          1999         2000         2001         2002
                                                    ----          ----         ----         ----         ----

Net Sales                                        $85,651       $88,160      $88,885        $80,891    $84,771

Income (loss) before income tax                      837         2,750        1,360         (1,856)     2,486
  expense (benefit) and extraordinary
  item

Net income (loss)                                    526         1,697          767         (1,156)     1,542

Total Assets                                      48,641        55,276       49,341         50,936     40,851

Long-term debt and capital lease                  20,975        23,194       18,364         20,004     11,381
  obligations (including current
  maturities)

Net income (loss) per common share-                $0.18         $0.59        $0.27        $ (0.40)      0.54
  basic

Net income (loss) per common share-                $0.18         $0.59        $0.27        $ (0.40)      0.52
  diluted


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICES

         Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, and reserves for inventory. Actual results could materially differ from these estimates.

         Revenue Recognition - Revenues from sales of product including the Company's contract manufacturing business are recognized when the product is shipped. The Company's policy is to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Based on the Company's history of providing contract manufacturing services, we believe that collectibility is reasonable assured.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions are based on assumptions about future product life cycles, product demand and market conditions. When required, provisions are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term.

         Impairment of Long-Lived Assets - The Company reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount (including the unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds it fair market value.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Option No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company plans to adopt SFAS No. 144 at May 1, 2002, and has determined that adoption will not have a material effect on its results of operations or financial position.


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

         In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings and the Company expects such fluctuations to continue. In addition, the Company's second and third quarters have historically been the strongest periods.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 2002 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2001

         Net sales increased 5% to $84,770,921 in fiscal 2002 from $80,890,699 in the prior year. The primary reason for the increase in sales was due to the increased sales volume in the appliance market. Sales decreased to many of the Company's existing customers in fiscal 2002. The Company's sales in fiscal 2002 have been affected by the overall slow-down in the economy. Sales to the Company's significant customers may vary from time to time depending on timing of customers' orders, including delays, modifications or cancellations.

         Gross profit increased to $10,108,524 or 12% of net sales in fiscal 2002 compared to $5,065,017 or 6% of net sales in fiscal 2001. The increase is gross profit is the result of several factors including, increased capacity utilization, product mix, labor cost and overhead efficiencies and component pricing. Management continues to re-evaluate and align its overhead structure with current customer requirements.

         Selling and administrative expenses increased from $5,752,984 or 7.1% of net sales in fiscal 2001 to $6,775,308 or 8% of net sales in fiscal 2002. The increase is primarily due to an increase in sales commission expense and bonus accruals, which was offset by a reduction in certain insurance expenses.

         Interest expense decreased in fiscal 2002 to $1,434,563 from $1,963,282 in fiscal 2001. The overall decrease was primarily due to a lower interest rate and a reduction in the loan balance of the Company's line of credit. Interest expense as a percent of sales decreased to 1.7% of sales compared to 2.4% on the prior fiscal year.

         In fiscal 2002 tax expense was $943,603, which resulted in an effective tax rate of 38%. In fiscal 2001 the pre-tax loss resulted in a tax benefit of $699,866.

         As a result of the forgoing, the Company recorded net income of $1,542,056 in fiscal 2002 compared to a net loss of $1,155,764 in fiscal 2001. Diluted earnings per share for the year ended April 30, 2002 was $0.52 compared to a loss of $(.40) in fiscal 2001.

FISCAL YEAR ENDED APRIL 30, 2001 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2000

         Net sales for fiscal 2001 were $80,890,699 compared to $88,884,591 for fiscal 2000. NSI accounted for approximately $12,775,500 or 15.8% of the Company's fiscal 2001 net sales compared to $25,703,137 or 28.8% in fiscal 2000. The economic slowdown in some of the industries the Company serves caused a decrease in the Company's sales for fiscal 2001.

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

         Selling and administrative expenses increased from $5,721,593 in fiscal 2000 to $5,752,984 in fiscal 2001. The increase was primarily due to the addition of an information technology department. Selling and administrative expenses as a percent of net sales increased to 7.1% in fiscal 2001 compared to 6.4% in fiscal 2000. The increase as a percent of sales was primary due to the reduction in sales volume from fiscal 2000 to fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES:

         In fiscal 2002 the Company financed operations through cash provided by operating activities. During the period, cash provided by operating activities was primarily related to a reduction in inventory and accounts receivable which was off set by a decrease in accounts payable. An increase in net income to $1,542,056 in fiscal 2002 compared to a net loss of $1,155,764 in the prior fiscal year contributed to the increase in net cash provided by operating activities.

         The Company used less cash for investing activities in fiscal 2002 compared to the prior fiscal year. The Company anticipates additional machinery and equipment will be purchased during fiscal 2003, which will result in more cash being used for investing activities in the upcoming fiscal year.

         Net cash used in financing activities was primarily used for payments under the line of credit and capital lease obligations.

         The Company entered into an Amended Loan and Security Agreement in April 2002, which provides for a revolving credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $9,000,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on May 1, 2003. At April 30, 2002 the Company was in compliance with its financial covenants.

         The loan facility is collateralized by substantially all of the assets of the Company and contains certain financial convenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, other than by common stock dividends or stock splits.

         The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. The Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2002 the Company paid approximately $8,500,000 to Standard Components for services provided.

         The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufactures. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company holds subordinated debentures totaling $1,050,000 from SMTU. Payments of principal and interest on the debentures is subordinated to prior payment in full of SMTU's revolving line of credit. At April 30, 2002, debentures totaling $650,000 bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. During fiscal 2001, the Company extended the repayment date of the debentures from May 1, 2001 to August 1, 2003. The principal and interest under the debentures are to be repaid on August 1, 2003. The Company also has guaranteed lease obligations of approximately $656,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $328,000 for the guaranteed lease obligations. SMTU incurs a $24,000 monthly administrative fee for administrative services provided by the Company.

         The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the profits in SMTU as an increase in the investment in SMTU.

         In August 1999, the Company entered into a guaranty agreement with SMTU's lenders to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

         The Company's investment and advances to and receivables from SMTU totaled approximately $4,680,000 at April 30, 2002, and no liability has been recorded by the Company related to its guaranty of SMTU's credit agreement.

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

         In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000 against which a reserve of $789,000 was recorded. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, LC made partial payments on the amounts owed to the Company of $356,500 in cash, endorsing a $400,000 promissory note receivable from a third party and by assigning existing accounts receivable totaling approximately $165,0000 and inventory totaling approximately $272,000 of LC to the Company. Payments are due on the promissory note as follows: $125,000, plus accrued interest due January 1, 2002, $125,000, plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. The payment obligation for $125,000 due January 1, 2002 plus interest was paid December 2001. Interest on the promissory note will accrue at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets, as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement the Company will receive its share of the royalty payments. These royalty payments, if any, will be recorded by the Company as received and reflected as payments on the notes. As a result of these transactions, the Company has written off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. There was no other impact on the fiscal 2001 operating results.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 31, 2001, Registrant's Board of Directors elected to appoint Grant Thornton LLP as its independent auditors, and dismissed Ernst & Young LLP. Such election and dismissal was previously reported in the Company's report 8-K dated November 6, 2001. There has been no disagreements with the accountants on accounting or financial disclosure matters during the Company's fiscal years ended April 30, 2002 and 2001.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2002.


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

10.2*   401(K) Retirement Savings Plan of the Company - filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

10.3*   Form of 1993 Stock Option Plan - filed as Exhibit 10.4 to the Company's
         Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

10.4* Form of Incentive Stock Option Agreement for the Company's 1993 Stock Option Plan - filed as exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

10.5* Form of Non-Statutory Stock Option Agreement for the Company's 1993 stock Option Plan - filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

10.6* 1994 Outside Directors Stock Option Plan - filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

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

10.9* Putnam Flexible 401(K) and Profit Sharing Plan Agreement #001 dated March 22, 1996 between SigmaTron International, Inc. and Putnam Defined Contribution Plans - filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.

10.10* Amended 401(k) plan agreement between the Company and Putnam Investments dated May 1, 1996 filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1996 and hereby incorporated by reference.

10.11* 2000 Outside Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix 1 to the Company's 2000 Proxy Statement filed on August 21, 2000.

10.12* 2000 Employee Stock Option Plan - filed as Appendix 2 to the Company's 2000 Proxy Statement filed on August 21, 2000 and hereby incorporated by reference.

10.13 Lease Agreement # 97-097 between SigmaTron International, Inc. and International Financial Services dated August 11, 1997 filed as Exhibit
         10.37 to the Company's Form 10-Q for the quarter ended October 31, 1997 and hereby incorporated by reference.

10.14 Lease Agreement # 97-185 between SigmaTron International, Inc. and International Financial Services dated December 22, 1997 filed as
         Exhibit 10.38 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.15 Lease Agreement # E002 between SigmaTron International, Inc. and G. E. Capital dated December 31, 1997 filed as Exhibit 10.39 to the Company's Form 10-Q for the quarter ended January 31, 1998 and hereby incorporated by reference.

10.16 Lease Agreement # 98-10 between SigmaTron International, Inc. and International Financial Services dated February 2, 1998 filed as
         Exhibit 10.21 to the Company's Form 10-K for fiscal year ended April 30, 1998 and hereby incorporated by reference.

10.17 Lease Agreement # 98-106 between SigmaTron International, Inc. and International Financial Services dated June 30, 1998 and hereby incorporated by reference filed as Exhibit 10.42 to the Company's Form 10-Q for the quarter ended July 31, 1998 and hereby incorporated by reference.

10.18 Lease Agreement # 99-048 between SigmaTron International, Inc. and International Financial Services dated April 30, 1999 and hereby incorporated by reference.

10.19 Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank dated August 25, 1999 filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999 and hereby incorporated by reference.

10.20 Amended and Restated Agreement between Nighthawk Systems, Inc. and SigmaTron International Inc., dated January 1, 2000. Filed as Exhibit
         10.25 to the Company's Form 10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.21 Lease Agreement # E004 between SigmaTron International, Inc. and G.E. Capital dated May 9, 2000. Filed as Exhibit 10.26 to the Company's Form 10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.22 Lease Agreement # 00-190 between SigmaTron International, Inc. and International Financial Services dated July 18, 2000, filed as Exhibit
         10.27 to the Company's Form 10-Q for the quarter ended October 31, 2000 and hereby incorporated by reference.

10.23 Lease Agreement # GE005 between SigmaTron International, Inc. and General Electric Capital Corporation dated December 21, 2000, filed as
         Exhibit 10.28 to the Company's Form 10-Q for the quarter ended January 31, 2001 and hereby incorporated by reference.

10.24 Lease Agreement # 00-280 between SigmaTron International, Inc. and International Financial Services dated December 12, 2000 and hereby incorporated by reference.

10.25 Lease Agreement # 200029352 between SigmaTron International, Inc. and Citicorp Vendor Finance, Inc. dated March 15, 2001 and hereby incorporated by reference.

10.26 Amended Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank, dated April 22, 2002.

22.1 Subsidiaries of the Registrant - filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1, File No. 33-72100 and hereby incorporated by reference.

23.1     Consent of Grant Thornton LLP.

23.2     Consent of Ernst & Young LLP


         * Indicates management contract or compensatory plan.

         (b)      No reports on Form 8-K were filed during the 2002 fiscal year.

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

                                   SIGMATRON INTERNATIONAL, INC.

                                    By:    /s/ Gary R. Fairhead
                                        --------------------------------
                                           Gary R. Fairhead, President
                                           and Chief Executive Officer

                                           Dated:  July 25, 2002

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of SigmaTron International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Gary R. Fairhead and Linda K. Blake, and each of them, each of their true and lawful attorneys-in fact and agents; with full power of substitution and resubstitution, for him and in his name, place and stead, in any of all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


       Signature                                       Title                                        Date
       ---------                                       -----                                        ----

/s/ Franklin D. Sove                Chairman of the Board of Directors                        July 25, 2002
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead                President and Chief Executive Officer                     July 25, 2002
--------------------
Gary R. Fairhead                    (Principal Executive Officer)

/s/ Linda K. Blake                  Chief Financial Officer, Secretary and                    July 25, 2002
------------------
Linda K. Blake                      Treasurer (Principal Financial Officer and
                                    Principal Accounting Officer)


                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE

SIGMATRON INTERNATIONAL, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................   F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................   F-3

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
     ASSETS...........................................................   F-4
     LIABILITIES AND STOCKHOLDERS' EQUITY.............................   F-5
   CONSOLIDATED STATEMENTS OF OPERATIONS..............................   F-6
   CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' EQUITY.............................................   F-7
   CONSOLIDATED STATEMENTS OF CASH FLOWS..............................   F-8
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................   F-9

FINANCIAL STATEMENT SCHEDULE

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS....................  F-26

SMT UNLIMITED L.P.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................  F-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................  F-28

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
     ASSETS...........................................................  F-29
     LIABILITIES AND PARTNERS' EQUITY (DEFICIT).......................  F-30
   STATEMENTS OF INCOME...............................................  F-31
   STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT).................  F-32
   STATEMENTS OF CASH FLOWS...........................................  F-33
   NOTES TO FINANCIAL STATEMENTS......................................  F-34

FINANCIAL STATEMENT SCHEDULE

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS....................  F-42


Financial statement schedules not listed above are omitted because they are not applicable or required.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheet of SigmaTron International, Inc. (a Delaware corporation) and subsidiary as of April 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc. and subsidiary as of April 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of SigmaTron International, Inc. and subsidiary for the year ended April 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                              GRANT THORNTON LLP

Chicago, Illinois
June 27, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheet of SigmaTron International, Inc. as of April 30, 2001, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the two years ended April 30, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc. at April 30, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the two years ended April 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in paragraph three of note Q, the Company has not complied with certain covenants of loan agreements with banks. In addition, the Company has significant receivables from, and has guaranteed debt and other obligations of, its equity method affiliate, SMTU (see note E and paragraph four of note Q). SMTU's independent auditors added an explanatory paragraph to their report dated June 29, 2001, on SMTU's 2001 financial statements because of uncertainty due to SMTU not being in compliance with certain covenants of its bank loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in note Q. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP
Chicago, Illinois
June 29, 2001, except for the third paragraph of note Q, as to which the date is July 11, 2001

SIGMATRON INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30,

--------------------------------------------------------------------------------


                        ASSETS                                     2002            2001
                                                                -----------     -----------
CURRENT ASSETS
  Cash                                                          $   344,880     $     2,500
  Accounts receivable, less allowance for doubtful accounts
    of $194,786 and $124,782 at April 30, 2002 and 2001,
    respectively                                                  9,568,947      10,441,857
Inventories, net                                                 12,052,390      17,708,733
Prepaid and other assets                                            480,127         616,870
Refundable income taxes                                                   -         680,825
Deferred income taxes                                               323,940         561,128
Other receivables                                                   100,322         635,942
                                                                -----------     -----------

          Total current assets                                   22,870,606      30,647,855

MACHINERY AND EQUIPMENT, NET                                     12,581,595      13,762,439

DUE FROM SMTU
  Investment and advances                                         1,152,826         977,356
  Equipment receivable                                            2,692,737       3,371,006
  Other receivable                                                  835,054         788,649

OTHER ASSETS                                                        718,177       1,388,485
                                                                -----------     -----------

          TOTAL ASSETS                                          $40,850,995     $50,935,790
                                                                ===========     ===========

SIGMATRON INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED
APRIL 30,

--------------------------------------------------------------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY                  2002             2001
                                                            -----------     -----------
CURRENT LIABILITIES
  Trade accounts payable                                    $ 5,260,132     $ 7,803,584
  Trade accounts payable - related parties                            -         767,075
  Accrued expenses                                            2,514,767       1,930,194
  Income taxes payable                                           17,093               -
  Notes payable - banks                                               -      16,406,414
  Other liabilities - related party                                   -         172,051
  Capital lease obligations                                     921,444       1,612,613
                                                            -----------     -----------

          Total current liabilities                           8,713,436      28,691,931


NOTES PAYABLE - BANKS                                         9,234,015               -

CAPITAL LEASE OBLIGATIONS,
  LESS CURRENT PORTION                                        1,225,034       1,984,921

DEFERRED INCOME TAXES                                         1,225,079       1,347,563
                                                            -----------     -----------

          Total liabilities                                  20,397,564      32,024,415

COMMITMENTS AND CONTINGENCIES                                         -               -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                           -               -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding
    at April 30, 2002 and April 30, 2001                         28,812          28,812
  Capital in excess of par value                              9,436,554       9,436,554
  Retained earnings                                          10,988,065       9,446,009
                                                            -----------     -----------

          Total stockholders' equity                         20,453,431      18,911,375
                                                            -----------     -----------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUTIY                            $40,850,995     $50,935,790
                                                            ===========     ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30,

--------------------------------------------------------------------------------

                                                                    2002              2001               2000
                                                                ------------      ------------      ------------
Net sales                                                       $ 84,770,921      $ 80,890,699      $ 88,884,591

Cost of products sold                                             74,662,397        75,825,592        80,688,002
                                                                ------------      ------------      ------------

                                                                  10,108,524         5,065,107         8,196,589

Selling and administrative expenses                                6,775,308         5,752,984         5,721,593
                                                                ------------      ------------      ------------

          Operating income (loss)                                  3,333,216          (687,877)        2,474,996

Equity in net income of SMTU                                        (175,470)         (286,468)         (411,067)
Interest expense - banks and capital lease obligations             1,434,563         1,963,282         2,125,292
Interest income - SMTU and LC                                       (411,536)         (511,561)         (599,498)
Loss on receivables with LC                                                -             2,500                 -
                                                                ------------      ------------      ------------

          Income (loss) before income tax expense (benefit)        2,485,659        (1,855,630)        1,360,269

Income tax expense (benefit)                                         943,603          (699,866)          506,122
                                                                ------------      ------------      ------------

          Net income (loss) before
            extraordinary item                                     1,542,056        (1,155,764)          854,147

Extraordinary item - extinguishment of debt,
  net of taxes of $58,333                                                  -                 -            87,500
                                                                ------------      ------------      ------------

          NET INCOME (LOSS)                                     $  1,542,056      $ (1,155,764)     $    766,647
                                                                ============      ============      ============


Net income (loss) per common share - basic                      $       0.54      $      (0.40)     $       0.27
                                                                ============      ============      ============


Net  income (loss) per common share - diluted                   $       0.52      $      (0.40)     $       0.27
                                                                ============      ============      ============

Weighted average shares of common
  stock outstanding
     Basic                                                         2,881,227         2,881,227         2,881,227
                                                                ============      ============      ============

     Diluted                                                       2,967,258         2,881,227         2,881,227
                                                                ============      ============      ============


The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED APRIL 30, 2002

--------------------------------------------------------------------------------

                                                                                                  Total
                             Preferred       Common         Capital in        Retained        stockholders'
                               stock         stock         excess of par      earnings           equity
                             ---------    ------------     -------------    ------------      -------------

Balance at May 1, 1999        $     -     $     28,812     $  9,436,554     $  9,835,126      $ 19,300,492

Net income                          -                -                -          766,647           766,647
                              -------     ------------     ------------     ------------      ------------

Balance at April 30, 2000           -           28,812        9,436,554       10,601,773        20,067,139

Net loss                            -                -                -       (1,155,764)       (1,155,764)
                              -------     ------------     ------------     ------------      ------------

Balance at April 30, 2001           -           28,812        9,436,554        9,446,009        18,911,375

Net income                          -                -                -        1,542,056         1,542,056
                              -------     ------------     ------------     ------------      ------------

Balance at April 20, 2002     $     -     $     28,812     $  9,436,554     $ 10,988,065      $ 20,453,431
                              =======     ============     ============     ============      ============


The accompanying notes are an integral part of this statement.

SIGMATRON INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30,

--------------------------------------------------------------------------------

                                                                2002             2001              2000
                                                             -----------      -----------      -----------
Cash flows from operating activities
  Net income (loss)                                          $ 1,542,056      $(1,155,764)     $   766,647
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
      Depreciation                                             1,905,611        1,994,084        1,799,065
      Equity in net income of SMTU                              (175,470)        (286,468)        (411,067)
      Provision for doubtful accounts                             70,004                -          357,459
      Provision for inventory obsolescence                      (121,500)               -           50,000
      Loss on investment and receivables with LC                       -            2,500          238,524
      Deferred income taxes                                      114,704         (118,712)        (104,799)
      Changes in assets and liabilities
          Accounts receivable                                    802,906          167,624        2,358,372
          Inventories                                          5,777,843           66,466       (1,584,697)
          Prepaid expenses and other assets                    2,655,359         (925,509)       2,313,163
          Trade accounts payable                              (2,543,452)         961,709       (1,161,502)
          Trade accounts payable - related parties              (767,075)        (107,094)        (381,831)
          Accrued expenses                                       584,573           18,137          194,883
          Other liabilities - related parties                   (172,051)         172,051                -
          Income taxes                                            17,093                -         (644,101)
                                                             -----------      -----------      -----------

               Net cash provided by operating activities       9,690,601          789,024        3,790,116

Cash flows from investing activities
  Insurance reimbursement - net                                        -                -        2,453,235
  Purchases of machinery and equipment                          (724,766)      (1,509,625)      (1,691,706)
                                                             -----------      -----------      -----------

               Net cash (used in) provided by
                 investing activities                           (724,766)      (1,509,625)         761,529

Cash flows from financing activities
  Net (payments) borrowings under
    capital lease obligations                                 (1,451,056)       1,752,094       (2,728,361)
  Payments under line of credit                               (7,172,399)      (1,031,493)      (2,100,855)
                                                             -----------      -----------      -----------

               Net cash (used in) provided by
                 financing activities                         (8,623,455)         720,601       (4,829,216)
                                                             -----------      -----------      -----------

               INCREASE (DECREASE) IN CASH                       342,380                -         (277,571)

Cash at beginning of period                                        2,500            2,500          280,071
                                                             -----------      -----------      -----------

Cash at end of year                                          $   344,880      $     2,500      $     2,500
                                                             ===========      ===========      ===========

Supplementary disclosure of cash flow information:
  Cash paid for interest                                     $ 1,192,749      $ 2,046,348      $ 1,692,697
  Cash paid for income taxes, net of (refunds)                  (146,293)          35,161        1,013,023
  Acquisition of machinery and equipment financed
    under capital leases                                               -          919,468          168,429


The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc. (the "Company") operates primarily in one business segment as an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company, its wholly-owned subsidiary, Standard Components de Mexico, S.A., and its affiliate, SMT Unlimited L.P. ("SMTU"), offer their customers: (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these services through an international network of facilities located in North America and the Far East.


--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiary, Standard Components de Mexico, S.A., and its operating branch, SigmaTron Taiwan. The functional currency of the Mexican subsidiary is the U.S. dollar. Investment in the Company's affiliate, SMTU, is included based on the equity method of accounting, and the Company's share of the affiliate's operating results is included in the Consolidated Statement of Operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out ("FIFO") method.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

MACHINERY AND EQUIPMENT

Machinery and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Machinery and equipment                                                12 years
Office equipment                                                        5 years
Leasehold improvements                                                 15 years

INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

REVENUE RECOGNITION

The Company's net sales are comprised of product sales and service revenue. Revenue from product sales is recognized upon shipment of goods, which is when title passes to the customer. Service revenue is recognized as the services are performed. The Company allows product returns for repair or replacement. Product returns have historically not been significant.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs net, within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs totaled $93,150, $68,600 and $53,100 in fiscal 2002, 2001 and 2000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include receivables, notes payable, accounts payable and accrued liabilities. The fair values of financial instruments are not materially different from their carrying values.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. The implementation of SFAS No. 141 and SFAS No. 142 will not have a material effect on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at May 1, 2002, and has determined that adoption will not have a material effect on its results of operations or financial position.

RECLASSIFICATIONS

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE C - INVENTORIES

Inventories consist of the following at April 30:

                                                         2002            2001
                                                     -----------     -----------

Finished products                                    $ 2,055,222     $ 3,428,346
Work in process                                        1,519,873       2,152,894
Raw materials                                          8,737,295      12,508,993
                                                     -----------     -----------

                                                      12,312,390      18,090,233

Less obsolescence reserve                                260,000         381,500
                                                     -----------     -----------

                                                     $12,052,390     $17,708,733
                                                     ===========     ===========

--------------------------------------------------------------------------------

NOTE D - MACHINERY AND EQUIPMENT

Machinery and equipment consist of the following at April 30:

                                                         2002            2001
                                                     -----------     -----------

Machinery and equipment                              $14,064,345     $13,419,273
Office equipment                                       1,764,069       1,732,572
Tools and dies                                           268,630         268,630
Leasehold improvements                                 2,625,492       2,577,295
Equipment under capital leases                         5,675,143       5,675,143
                                                     -----------     -----------

                                                      24,397,679      23,672,913
Less accumulated depreciation and amortization,
   including amortization of assets under
   capital leases of $2,235,685 and $1,799,710
   at April 30, 2002 and 2001, respectively           11,816,084       9,910,474
                                                     -----------     -----------

                                                     $12,581,595     $13,762,439
                                                     ===========     ===========

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE E - INVESTMENT AND ADVANCES WITH SMTU

The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company holds subordinated debentures totaling $1,050,000 from SMTU. Payments of principal and interest on the debentures is subordinated to prior payment in full of SMTU's revolving line of credit. At April 30, 2002, debentures totaling $650,000 bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. During fiscal 2001, the Company extended the repayment date of the debentures from May 1, 2001 to August 1, 2003. The principal and interest under the debentures are to be repaid on August 1, 2003. The Company also has guaranteed lease obligations of approximately $656,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $328,000 for the guaranteed lease obligations. SMTU incurred a $28,500 monthly administrative fee through November 2001 and a $24,000 monthly administrative fee subsequently for administrative services provided by the Company.

The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the losses in SMTU as a reduction of the investment in SMTU.

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

The Company's investment and advances to and receivables from SMTU totaled approximately $4,680,000 at April 30, 2002, and no liability has been recorded by the Company related to its guaranty of SMTU's credit agreement.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE E - INVESTMENT AND ADVANCES WITH SMTU - CONTINUED

Summarized financial information for SMTU is as follows:

                                                  April 30,         April 30,
                                                    2002              2001
                                                ------------      ------------

Current assets                                  $  4,210,580      $ 10,390,626
Total assets                                      10,958,430        17,882,425
Current liabilities                                4,873,558        13,908,648
Total liabilities                                 10,677,686        18,014,553
Partners' equity (deficit)                           280,744          (132,128)

                                   2002             2001              2000
                               ------------     ------------      ------------

Net sales                      $ 17,521,667     $ 39,907,208      $ 25,318,719
Cost of sales                    16,100,921       35,363,250        21,018,770
Gross profit                      1,420,746        4,543,958         4,299,949
Net income                          412,872          674,042           967,216


--------------------------------------------------------------------------------

NOTE F - NOTES PAYABLE

The Company has a loan and security agreement that provides for a revolving line-of-credit facility, an $800,000 equipment loan facility, and a $2,000,000 letter-of-credit facility. In conjunction with the agreement in 2000, the Company paid $87,500, net of taxes of $58,333, as part of the extinguishment of the prior debt agreement. This amount is reflected on the 2000 statement of operations as a loss from an extraordinary item. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined. At April 30, 2002, the Company had outstanding borrowings of $9,234,015.

Borrowings under the revolving line of credit bear interest at the prime rate plus 1.5% (6.25% at April 30, 2002). The Company must also pay an unused commitment fee equal to 0.25% on the revolving credit facility. At April 30, 2002, there was approximately $2,823,000 of unused credit under the terms of the agreement. The revolving credit facility matures May 1, 2003. At April 30, 2002, the Company was in compliance with its financial covenants.

Borrowings under the equipment loan bear interest at prime plus 0.5%. The equipment loan matures August 2004. No amounts were outstanding under the equipment loan facility at April 30, 2002.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE F - NOTES PAYABLE - CONTINUED

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

--------------------------------------------------------------------------------

NOTE G - ACCRUED EXPENSES

Accrued expenses consist of the following at April 30:


                                                         2002            2001
                                                      ----------      ----------

Payroll                                               $1,665,618      $1,667,898
Bonuses                                                  507,500          25,000
Interest payable                                           1,796          39,138
Commissions                                               38,260          48,750
Professional fees                                        301,593         149,408
                                                      ----------      ----------

                                                      $2,514,767      $1,930,194
                                                      ==========      ==========

--------------------------------------------------------------------------------

NOTE H - RELATED-PARTY TRANSACTIONS AND COMMITMENTS

The Company has transactions with Circuit Systems, Inc., which filed for protection under Chapter 11 of the Federal bankruptcy code, and is now known as Circuit Systems, Inc. Liquidating Grantor's Trust, dated October 14, 2001, ("CSI"), a former shareholder of the Company. CSI sold its investment in common stock of the Company in April 2001. These transactions primarily involved the purchase of raw materials and the leasing of operating space. Purchases of raw materials were approximately $-0-, $3,598,000 and $6,660,000 for the years ended April 30, 2002, 2001 and 2000, respectively. The Company leases space in Elk Grove Village, Illinois, at a base rental of $33,800 per month, with an additional $7,000 per month for property taxes. The lease requires the Company to pay maintenance and utility expenses. In July 2000, the Company exercised its renewal option for an additional five-year period through February 2006. Rent and property tax expense totaled approximately $493,000, $515,000 and $495,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE H - RELATED-PARTY TRANSACTIONS AND COMMITMENTS - CONTINUED

At April 30, 2002 and 2001, the Company had non-interest-bearing receivables of approximately $183,000 and $190,000, respectively, for advances to a company in which an officer of the Company is an investor. The balance has been recorded as other assets at April 30, 2002 and 2001. This outstanding receivable has been guaranteed by an officer of the Company.

During 1996, the Company invested $1,200 in exchange for a 12% limited partnership interest in Lighting Components, L.P. (LC) and invested $1,300 in Lighting Components, Inc., which is the general partner of LC, in exchange for 13% of its capital stock. At April 30, 1998, the Company had also made advances to LC in exchange for subordinated debentures and promissory notes totaling $280,000. The subordinated debentures and promissory notes totaling $280,000 were fully reserved at April 30, 1998.

In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000, against which a reserve of $789,000 was recorded. The Company wrote off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, the Company received a $400,000 promissory note receivable from a third party. Payments are due on the promissory note as follows: $125,000 plus accrued interest due January 1, 2002, $125,000 plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. The payment obligation for $125,000 due January 1, 2002, plus accrued interest was paid in December 2001. Interest on the promissory note will accrue at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement, the Company will receive its share of the royalty payments. These royalty payments, if any, will be recorded by the Company as received and reflected as payments on the notes.


--------------------------------------------------------------------------------

NOTE I - INCOME TAXES

The following is a summary of income (loss) before income taxes:

                                     2002              2001              2000
                                 -----------       -----------       -----------

Domestic operations              $ 1,853,591       $(2,471,611)      $   542,830
Foreign operations                   632,068           615,981           671,606
                                 -----------       -----------       -----------

                                 $ 2,485,659       $(1,855,630)      $ 1,214,436
                                 ===========       ===========       ===========

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE I - INCOME TAXES - CONTINUED

The income tax provision (benefit) for the years ended April 30, 2002, 2001 and 2000, consists of the following:

                                             2002          2001          2000
                                          ---------     ---------     ---------
Current
   Federal                                $ 417,415     $(703,734)    $ 277,367
   State                                    134,207      (127,672)       40,235
   Foreign                                  277,277       250,252       235,062
Deferred
   Federal                                   99,998      (103,493)      (91,430)
   State                                     14,706       (15,219)      (13,445)
                                          ---------     ---------     ---------

                                          $ 943,603     $(699,866)    $ 447,789
                                          =========     =========     =========

The reasons for the differences between the income tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rates to income (loss) before income tax expense for the years ended April 30, 2002, 2001 and 2000 are as follows:

                                             2002          2001          2000
                                          ---------     ---------     ---------

Income tax at statutory Federal rate      $ 845,124     $(630,914)    $ 412,938
Effect of
   State income taxes, net of Federal
     tax benefit                             88,577       (84,624)       26,556
   Other, net                                 9,902        15,672         8,295
                                          ---------     ---------     ---------

                                          $ 943,603     $(699,866)    $ 447,789
                                          =========     =========     =========


Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, 2002 and 2001, are as follows:

                                                       2002               2001
                                                    ---------          ---------

Net operating loss carryforward                     $       -          $ 169,330
Allowance for doubtful accounts                        75,966             48,665
Inventory obsolescence reserve                        176,614            148,785
Accruals not currently deductible                     129,327            139,986
Prepaid insurance                                     (94,918)                 -
Inventory                                              36,951             54,362
                                                    ---------          ---------

Net deferred tax asset                              $ 323,940          $ 561,128
                                                    =========          =========

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE I - INCOME TAXES - CONTINUED

                                                    2002                2001
                                                -----------         -----------

Gain on involuntary conversion                  $  (224,281)        $  (252,319)
Machinery and equipment                            (981,575)         (1,072,391)
Partnership in SMTU                                 (19,223)            (22,853)
                                                -----------         -----------

Deferred tax liability                          $(1,225,079)        $(1,347,563)
                                                ===========         ===========

--------------------------------------------------------------------------------

NOTE J - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) retirement savings plan, which is available to all U.S. employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to the greater of 6% of the participant's compensation or $300. The Company contributed $43,745, $50,942 and $50,232 to the plan during the fiscal years ended April 30, 2002, 2001 and 2000, respectively. The Company paid total expenses of $8,139, $14,968 and $12,400 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively, relating to costs associated with the Plan's administration.

--------------------------------------------------------------------------------

NOTE K - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.

For the year ended April 30, 2002, two customers accounted for 22% and 18% of net sales of the Company, and 35% and 4%, respectively, of accounts receivable at April 30, 2002. For the year ended April 30, 2001, two customers accounted for 22% and 16% of net sales of the Company, and 5% and 11%, respectively, of accounts receivable at April 30, 2001. For the year ended April 30, 2000, two customers accounted for 29% and 18% of net sales of the Company.

--------------------------------------------------------------------------------

NOTE L - LEASES

The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE L - LEASES - CONTINUED

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2002:

Years ending April 30,                      Capital leases  Operating leases
----------------------                      --------------  ----------------

         2003                                   $1,137,230      $  878,412
         2004                                      703,727         796,812
         2005                                      356,798         208,806
         2006                                       50,265          10,800
         2007                                            -          10,800
         Thereafter                                      -          93,600
                                            --------------  ----------------

                                                 2,248,020      $1,999,230
Less amounts representing interest                 101,542  ================
                                            --------------

                                                 2,146,478
Less current portion                               921,444
                                            --------------

                                                $1,225,034
                                            ==============

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

Future minimum rentals to be received under the subleases related to the equipment lease receivables from SMTU with terms of one year or more are as follows:

Years ending April 30,
----------------------

     2003                                                        $1,689,592
     2004                                                           759,448
     2005                                                           377,496
     2006                                                           153,011
                                                                 ----------

                                                                  2,979,547
     Less amounts representing interest                             286,810
                                                                 ----------

                                                                 $2,692,737
                                                                 ==========

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE L - LEASES - CONTINUED

As a result of the uncertainty surrounding the timing of collection of these future minimum rentals, the Company has classified these equipment lease receivables as long-term at April 30, 2002 and 2001.

Rent expense incurred under operating leases was approximately $836,000, $851,000 and $834,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

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

--------------------------------------------------------------------------------

NOTE M - STOCK OPTIONS

The Company has stock option plans (Option Plans) under which certain members of management and outside nonmanagement directors may acquire up to 1,303,500 shares of common stock. Options to be granted under the management plans total 967,500, with the nonmanagement director plans allowing for a total of 336,000 options to be granted. At April 30, 2002, the Company has 173,007 shares reserved for future issuance to management and directors under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally ten years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. Management options of $206,100 vest over 5 years with the remaining 682,893 management options vesting over 3 years from the date of grant, provided the optionee remains an employee of the Company. Options granted to nonemployee directors are vested on the date of grant.

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE M - STOCK OPTIONS - CONTINUED

APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FASB No. 123 as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period.

The Company's pro forma information follows:

                                                2002         2001         2000
                                             ----------   -----------   --------

Net income (loss)                            $1,542,056   $(1,155,764)  $766,647
Pro forma net income (loss)                     451,261    (1,263,921)   716,789
Earnings (loss) per share
    Basic                                           .54          (.40)       .27
    Diluted                                         .52          (.40)       .27


Pro forma earnings (loss) per share
    Basic                                           .16          (.44)       .25
    Diluted                                         .15          (.44)       .25

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:

                                                2002         2001         2000
                                             ----------   -----------   --------

Expected dividend yield                          .0%         .0%          .0%
Expected stock price volatility                 0.653       0.612        0.601
Risk-free interest rate                         5.48%       5.60%        6.04%
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

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE M - STOCK OPTIONS - CONTINUED

The table below summarizes option activity through April 30, 2002:

                                                                    Number of
                                                      Weighted-      options
                                                       average     exercisable
                                      Number of       exercise       at end
                                       options          price        of year
                                      ---------       ---------    -----------

Outstanding at April 30, 1999           648,500       $ 10.20        207,100
Options granted during 2000             348,500          6.22
Options forfeited during 2000          (336,300)        12.23
                                      ---------

Outstanding at April 30, 2000           660,700          7.08        378,403
Options granted during 2001              91,000          3.54
Options forfeited during 2001           (10,602)         7.31
                                      ---------

Outstanding at April 30, 2001           741,098          6.63        561,205
Options granted during 2002             394,000          2.47
Options forfeited during 2002            (4,605)         6.76
                                      ---------

Outstanding at April 30, 2002         1,130,493          5.16        748,497
                                      =========

The weighted-average grant date fair value of the options granted during fiscal 2002, 2001 and 2000 was $2.31, $2.02 and $3.49, respectively.

Information with respect to stock options outstanding and stock options exercisable at April 30, 2002, follows:

                                            Options outstanding
                             --------------------------------------------------

                                 Number        Weighted-average    Weighted-
                             outstanding at       remaining         average
Range of exercise prices     April 30, 2002    contractual life  exercise price
------------------------     --------------    ----------------  --------------

   $  2.20 - 5.63                 536,893         9.23 years         $ 2.81
      6.25 - 8.44                 535,900         5.87 years           6.64
     10.25 - 14.50                 57,700         5.79 years          13.25
                                ---------

                                1,130,493
                                =========

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE M - STOCK OPTIONS - CONTINUED

                                                 Options exercisable
                                        ------------------------------------
                                             Number              Weighted-
                                        exercisable at            average
Range of exercise prices                April 30, 2002        exercise price
------------------------                --------------        --------------

     $ 2.20 - 5.63                          281,782               $ 3.12
       6.25 - 8.44                          411,455                 6.70
      10.25 - 14.50                          55,260                13.30
                                            -------

                                            748,497
                                            =======

--------------------------------------------------------------------------------

NOTE N - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          2002               2001               2000
                                                     -------------      -------------      -------------
Net income (loss) available to common
   stockholders                                      $   1,542,056      $  (1,155,764)     $     766,647
                                                     =============      =============      =============

Weighted-average shares
   Basic                                                 2,881,227          2,881,227          2,881,227
   Effect of dilutive warrants and stock options            86,031                  -                  -
                                                     -------------      -------------      -------------

   Diluted                                               2,967,258          2,881,227          2,881,227
                                                     =============      =============      =============

Basic earnings (loss) per share before
   extraordinary item                                $         .54      $        (.40)     $         .30
Basic earnings (loss) per share due to
   extraordinary item                                            -                  -               (.03)
                                                     -------------      -------------      -------------

Basic earnings (loss) per share after
   extraordinary item                                $         .54      $        (.40)     $         .27
                                                     =============      =============      =============

Diluted earnings (loss) per share before
   extraordinary item                                $         .52      $        (.40)     $         .30
Diluted earnings (loss) per share due to
   extraordinary item                                            -                  -               (.03)
                                                     -------------      -------------      -------------

Diluted earnings (loss) per share after
   extraordinary item                                $         .52      $        (.40)     $         .27
                                                     =============      =============      =============

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE N - EARNINGS PER SHARE - CONTINUED

Options to purchase 1,130,493, 741,098 and 660,700 shares of common stock were outstanding at April 30, 2002, 2001 and 2000, respectively. The options outstanding during 2001 and 2000 were not included in the computation of diluted earnings per share for all or part of the year because the options exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

--------------------------------------------------------------------------------

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal 2002 and 2001.

                                          First            Second             Third            Fourth
                                         quarter           quarter           quarter           quarter
                                       ------------      ------------      ------------      ------------
2002
----

Net sales                              $ 17,114,358      $ 25,545,610      $ 22,665,278      $ 19,445,675
Gross margin                              1,137,104         3,464,521         3,114,202         2,392,697
Net (loss) income                          (270,842)          923,849           591,361           297,688
Net (loss) income per common share
   Basic                                      (0.09)              .32               .21               .10
   Diluted                                    (0.09)              .32               .21               .08

2001
----

Net sales                              $ 16,824,889      $ 24,820,234      $ 20,524,857      $ 18,720,719
Gross margin (deficit)                     (129,439)        1,581,732         1,745,253         1,867,561
Net loss                                   (938,104)          (21,584)          (57,774)         (138,302)
Net loss per common share -
  basic and diluted                            (.33)             (.01)             (.02)             (.05)

Amounts for the first three quarters of 2001 differ from the amounts previously reported to correct timing and amount of revenue recognized in connection with certain customer agreements. These adjustments resulted in a reduction in revenue and gross margin, net income (loss) and net income (loss) per share of $641,224, $300,000 and $191,000; $359,415, $180,354 and $142,851; and $.13, $.07
and $.05; in the first, second and third quarters of 2001, respectively.

SIGMATRON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE P - LITIGATION

In the normal course of business, the Company is involved in various legal and administrative proceedings. In the opinion of management, any liability resulting from such proceedings will not have a material adverse effect on the financial position of the Company.

--------------------------------------------------------------------------------

NOTE Q - FINANCIAL CONDITION

In fiscal 2002, the Company experienced an increase in sales as the economy began to recover. The increase in sales and the Company's continued efforts to control overhead expenses resulted in a profit in fiscal 2002. The Company entered into an amended loan agreement that extends to May 1, 2003, and is in compliance with all bank covenants at April 30, 2002.

The Company experienced significantly lower sales and increased losses for the last several months of fiscal 2001. In an effort to mitigate some of its losses, the Company substantially downsized its work force and reduced overhead expenses during fiscal 2001.

The Company was in violation of its pretax income and interest coverage ratio covenants for the quarters ended July 31, 2000, October 31, 2000, January 31, 2001 and April 30, 2001. On February 1, 2001, the Company entered into a forbearance agreement with its lenders. Under the terms of the agreement, the lenders agreed to forbear from exercising and enforcing their rights until May 31, 2001. On July 11, 2001, the lenders agreed to extend the forbearance agreement until July 31, 2001. The Company operated under the forbearance agreement until November 30, 2001. On December 4, 2001, the original credit agreement was amended and extended to April 30, 2002.

The report of independent auditors, dated June 29, 2001, referring to SMTU's financial statements for the year ended April 30, 2001, contained an explanatory paragraph regarding uncertainty concerning SMTU's ability to continue as a going concern because SMTU has not complied with certain covenants of loan agreements with a bank at April 30, 2001. Subsequent to April 30, 2002, SMTU entered into an amended loan agreement extending to July 31, 2003.

                          SIGMATRON INTERNATIONAL, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED APRIL 30, 2002, 2001 AND 2000


                                                            Additions
                                  ------------      --------------------------     ---------        ----------
                                   Balance at       Charges to      Charges to                      Balance at
                                  beginning of      costs and         other                           end of
                                     period          expenses        accounts      Deduction          period
                                  ------------      ----------      ----------     ---------        ----------
Year ended April 30, 2002
  Reserves and allowance
     deducted from asset
     accounts
      Allowance for doubtful
        accounts                    $ 124,782        $  70,004        $   -        $       -        $ 194,786
      Reserve for obsolete
        inventory                     381,500                -            -         (121,500)         260,000

Year ended April 30, 2001
  Reserves and allowance
     deducted from asset
     accounts
    Allowance for doubtful
      accounts                      $ 932,459        $       -        $   -        $(807,677)(1)    $ 124,782
    Reserve for obsolete
      inventory                       381,500                -            -                -          381,500
    Reserve against note
      receivable                      280,000                -            -         (280,000)(1)            -

Year ended April 30, 2000
  Reserves and allowance
     deducted from asset
     accounts
    Allowance for doubtful
      accounts                      $ 575,000        $ 357,459        $   -        $       -        $ 932,459
    Reserve for obsolete
      inventory                       331,500           50,000            -                -          381,500
    Reserve against note
      receivable                      280,000                -            -                -          280,000


(1) Accounts receivable and investments written off in conjunction with the settlement of amounts with Lighting Components, L.P.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Partners SMT Unlimited L.P.

We have audited the accompanying balance sheet of SMT Unlimited L.P. as of April 30, 2002, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMT Unlimited L.P. as of April 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of SMT Unlimited L.P. for the year ended April 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                              GRANT THORNTON LLP

Chicago, Illinois
June 27, 2002, except for the fourth
   paragraph of note F

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Partners SMT Unlimited L.P.

We have audited the accompanying balance sheet of SMT Unlimited L.P. as of April 30, 2001, and the related statements of income, partners' deficit and cash flows for each of the two years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the two years ended April 30, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMT Unlimited L.P. at April 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the two years ended April 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in paragraphs three and four of note K, the Company has not complied with certain covenants of loan agreements with a bank. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in paragraphs three and four of note K. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP

Chicago, Illinois
June 29, 2001

SMT Unlimited L.P.
BALANCE SHEETS
April 30,

--------------------------------------------------------------------------------

                                          ASSETS                       2002               2001
                                                                    -----------        -----------
CURRENT ASSETS
  Cash                                                              $     2,500        $     2,500
  Accounts receivable, less allowance for
   doubtful accounts of  $81,684 and $120,000 at
   April 30, 2002 and 2001, respectively                              1,719,920          2,631,724
  Inventories, net                                                    2,289,630          7,288,317
  Due from affiliate                                                          -            172,051
  Prepaid expenses                                                      198,530            296,034
                                                                    -----------        -----------

     Total current assets                                             4,210,580         10,390,626

MACHINERY AND EQUIPMENT, NET                                          6,688,093          7,397,104

OTHER ASSETS
   Deferred financing costs, net of amortization of $187,169
    and $147,253 at April 30, 2002 and 2001, respectively                12,043             51,959
   Deposits                                                              47,714             42,736
                                                                    -----------        -----------

     TOTAL ASSETS                                                   $10,958,430        $17,882,425
                                                                    ===========        ===========

SMT Unlimited L.P.
BALANCE SHEETS - CONTINUED
April 30,

--------------------------------------------------------------------------------

                      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)             2002                  2001
                                                                          ------------        ------------

CURRENT LIABILITIES
   Notes payable - bank                                                      $       -        $  5,348,099
   Trade accounts payable                                                    1,071,413           4,666,367
   Accrued expenses                                                            416,276             511,445
   Accrued expenses - related parties                                        2,543,460           1,162,095
   Capital lease obligations                                                   319,857             310,803
   Capital lease obligations - related party                                   522,552           1,909,839
                                                                          ------------        ------------

Total current liabilities                                                    4,873,558          13,908,648

Notes payable - bank                                                         2,489,926                   -
   Capital lease obligations, less current portion                             216,822             544,723
   Subordinated debentures - related party, less current portion             2,100,000           2,100,000
   Capital lease obligations - related party, less current portion             938,631           1,461,182
   Notes payable - other                                                        58,749                   -
                                                                          ------------        ------------

Total liabilities                                                           10,677,686          18,014,553

COMMITMENTS                                                                          -                   -

PARTNERS' EQUITY (DEFICIT)
Partners' capital                                                              100,000             100,000
Accumulated income (deficit)                                                   180,744            (232,128)
                                                                          ------------        ------------

Total partners' equity (deficit)                                               280,744            (132,128)
                                                                          ------------        ------------

Total liabilities and partners' equity (deficit)                          $ 10,958,430        $ 17,882,425
                                                                          ============        ============

SMT UNLIMITED L.P.
STATEMENTS OF INCOME
Years ended April 30,

-------------------------------------------------------------------------------

                                                 2002                   2001               2000
                                             ------------         ------------         ------------

Net sales                                    $ 17,521,667         $ 39,907,208         $ 25,318,719
Cost of sales                                  16,100,921           35,363,250           21,018,770
                                             ------------         ------------         ------------

                                                1,420,746            4,543,958            4,299,949

Selling and administrative expenses             2,015,033            2,538,556            2,261,965
                                             ------------         ------------         ------------

     Operating (loss) profit                     (594,287)           2,005,402            2,037,984

Other income (expense)
   Other income (loss)                          1,914,754              (51,121)               1,183
   Interest expense - bank notes and
      capital lease obligations                  (603,782)            (694,530)            (385,174)
   Interest expense - related parties            (303,813)            (585,709)            (686,777)
                                             ------------         ------------         ------------

     NET INCOME                              $    412,872         $    674,042         $    967,216
                                             ============         ============         ============

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
Three years ended April 30, 2002

--------------------------------------------------------------------------------

                                                                          Total
                                  Partners'         Accumulated          partners'
                                   capital        income (deficit)    equity (deficit)
                                 -----------      ---------------     ----------------

Balance at May 1, 1999           $   100,000        $(1,471,662)        $(1,371,662)

Net income                                 -            967,216             967,216
                                 -----------        -----------         -----------

Balance at April 30, 2000            100,000           (504,446)           (404,446)

Net income                                 -            674,042             674,042

Distributions                              -           (401,724)           (401,724)
                                 -----------        -----------         -----------

Balance at April 30, 2001            100,000           (232,128)           (132,128)

Net income                                 -            412,872             412,872
                                 -----------        -----------         -----------

Balance at April 30, 2002        $   100,000        $   180,744         $   280,744
                                 ===========        ===========         ===========

SMT UNLIMITED L.P.
STATEMENTS OF CASH FLOWS
Years ended April 30,

----------------------------------------

                                                                    2002               2001                 2000
                                                                -----------         -----------         -----------
Cash flows from operating activities
  Net income                                                    $   412,872         $   674,042         $   967,216
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                   999,512             799,113             612,820
    Changes in operating assets and liabilities
     Accounts receivable                                            911,804           1,049,762            (346,562)
     Inventories                                                  4,998,687            (270,506)         (3,572,074)
     Due from affiliate                                             172,051            (172,051)                  -
     Prepaid expenses                                                97,504            (115,745)           (140,694)
     Deposits                                                        (4,978)            (25,732)             (2,911)
     Trade accounts payable                                      (3,594,954)            604,611           1,037,748
     Accrued expenses                                               (95,169)           (167,537)            533,972
     Accrued expenses - related parties                           1,381,365            (202,688)           (533,733)
                                                                -----------         -----------         -----------

       Net cash provided by (used in)
        operating activities                                      5,278,694           2,173,269          (1,444,218)

Investing activities
 Purchases of machinery and equipment                              (250,585)           (965,897)           (282,215)
                                                                -----------         -----------         -----------

        Net cash used in investing activities                      (250,585)           (965,897)           (282,215)

  Financing activities
  Partner distributions                                                   -            (401,724)                  -
  Payments under capital lease obligations                       (2,228,685)         (1,496,177)           (996,070)
  Proceeds from other notes payable                                  58,749                   -                   -
  Payment of subordinated note payable - related parties                  -                   -          (1,000,000)
  (Payments) proceeds under note payable - bank                  (2,858,173)            690,529           3,724,601
                                                                -----------         -----------         -----------

      Net cash (used in) provided by
       financing activities                                      (5,028,109)         (1,207,372)          1,728,531
                                                                -----------         -----------         -----------

Change in cash                                                            -                   -               2,098

Cash at beginning of period                                           2,500               2,500                 402
                                                                -----------         -----------         -----------

Cash at end of period                                           $     2,500         $     2,500         $     2,500
                                                                ===========         ===========         ===========

Supplementary disclosure of cash flow information
  Cash paid for interest                                        $ 1,005,406         $ 1,482,402         $   887,203
                                                                ===========         ===========         ===========

  Acquisition of machinery and equipment financed
   under capital leases                                           $       -         $ 2,206,798         $   137,827
                                                                ===========         ===========         ===========

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE A - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

SMT Unlimited L.P. (the "Company") was formed as an Illinois limited partnership on September 15, 1994, by the Patel Group ("Patel"), SigmaTron International, Inc., ("SigmaTron") and a minority partner, and is located in Hollister and Fremont, California. The Company, which operates primarily in one segment, provides surface-mount technology assembly services, primarily to electronic original-equipment manufacturers in the United States. Patel and SigmaTron each contributed capital of $49,500 in exchange for 45% ownership of the Company, and, additionally, Patel and SigmaTron formed a new corporation, SMT Unlimited Inc. ("SMT, Inc."), which is the general partner of the Company. SMT, Inc. contributed capital of $1,000 in exchange for a 1% ownership interest. The minority partner vested in the remaining ownership equally over the following five years. During fiscal 1997, Patel and SigmaTron each sold 2.5% of their interest to key employees of the Company.


--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out ("FIFO") method.

MACHINERY AND EQUIPMENT

Machinery and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the useful life of the asset.

The estimated useful lives of the fixed assets are as follows:

Machinery and equipment                                               5-12 years
Office equipment                                                         5 years
Leasehold improvements                                                  15 years

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES

The Company makes no provision for income taxes as the partners include their respective shares of the results of the operations on their tax returns.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized by the straight-line method over the life of the related debt.

REVENUE RECOGNITION

The Company's net sales are comprised of product sales and service revenue earned from engineering and design services. Revenue from product sales is recognized upon shipment of goods, which is when title passes. Service revenue is recognized as the services are performed. The Company allows product returns for repair or replacement. Product returns have historically not been significant.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs net within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs totaled $4,612, $38,814 and $26,565 in fiscal 2002, 2001 and 2000, respectively.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

RECLASSIFICATIONS

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------



NOTE C - INVENTORIES

Inventories consist of the following at April 30:

                                                           2002              2001
                                                        ----------        ----------
Finished goods                                          $  233,650        $  520,055
Work in process                                            412,102           537,675
Raw material, less inventory reserve of $494,644
    and $107,317 in 2002 and 2001, respectively          1,643,878         6,230,587
                                                        ----------        ----------

                                                        $2,289,630        $7,288,317
                                                        ==========        ==========

--------------------------------------------------------------------------------


NOTE D - OTHER INCOME

In 2002, other income primarily comprises compensation from one of the Company's customers relating to cancelled purchase order commitments.


--------------------------------------------------------------------------------

NOTE E - MACHINERY AND EQUIPMENT

Machinery and equipment consist of the following at April 30:

                                                           2002              2001
                                                        ----------        ----------
Machinery and equipment                                $ 3,120,009        $ 3,189,992
Office equipment                                           596,052            564,949
Leasehold improvements                                      59,474             59,474
Equipment under capital leases                           7,136,355          6,846,890
                                                       -----------        -----------

                                                        10,911,890         10,661,305

Less accumulated depreciation and amortization,
   including amortization of assets
   under capital leases of $2,765,042
   and $2,186,089 at April 30,
   2002 and 2001, respectively                           4,223,797          3,264,201
                                                       -----------        -----------

                                                       $ 6,688,093        $ 7,397,104
                                                       ===========        ===========

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE F - DEBT

The Company has $1,300,000 of 8% subordinated debentures and $800,000 of 12% subordinated debentures, with principal and interest due August 1, 2003, to SigmaTron and Patel. The payment of principal and interest on the subordinated debentures is subordinated in right of payment to the prior payment in full of the revolving line of credit.

The Company has a Loan and Security Agreement ("Agreement") covering the Company's revolving line-of-credit facility. Under the terms of the Agreement, the maximum borrowing limit is the lesser of: (i) $8,500,000, or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $4,250,000, or up to 50% of the inventory borrowing base. The amended revolving line of credit matures on November 30, 2002. Borrowings under the revolving line of credit bear interest at the bank's prime plus 1% (7.75% at April 30, 2002). The Company is obligated to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the revolving line of credit. The unused portion of the line of credit at April 30, 2002 and 2001, was $6,010,074 and $41,078, respectively.

The Agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of tangible net worth and net income before partnership distributions. As described in note K, the Company was in violation of these debt covenants at April 30, 2002.

On July 10, 2002, the Company entered into an amended loan and security agreement extending its provisions to July 31, 2003. The amendment provides that, among other matters, the total commitment was reduced to $5,000,000, the eligible cap on inventory was reduced to $2,500,000, interest was increased to 2% over the bank's prime rate, and covenant violations were waived.

The Agreement also provides for letters of credit up to $500,000. There were no outstanding letters of credit at April 30, 2002 or 2001.

In August 1999, SigmaTron entered into a guaranty agreement with the Company's lender to guarantee the obligation of the Company under its revolving line of credit to a maximum of $2,000,000, plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse SigmaTron for up to $500,000 of payments made by SigmaTron under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify SigmaTron for 50% of all the Company's payments to the lender. The limited partner's obligation to SigmaTron under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE G - LEASES

The Company leases its facilities under operating lease agreements expiring through February 2008. The Company also has various capital lease agreements with SigmaTron and two capital lease agreements with a third party to acquire machinery and equipment.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2002:
                                              Capital                Operating
                                              leases                  leases
                                             ----------              -----------

2003                                         $1,016,085              $   638,879
2004                                            758,118                  644,886
2005                                            379,433                  485,087
2006                                            154,418                  370,944
2007                                                  -                  680,064
Thereafter                                            -                  309,120
                                             ----------              -----------

                                              2,308,054              $ 3,128,980
                                                                     ===========
Less amounts representing interest              310,192
                                             ----------

                                              1,997,862
Less current portion                            842,409
                                             ----------

                                             $1,155,453

Rent expense, including maintenance, property taxes and insurance incurred under an operating lease, was approximately $762,000, $572,000 and $298,000 for the years ended April 30, 2002, 2001 and 2000, respectively.


--------------------------------------------------------------------------------

NOTE H - RELATED-PARTY TRANSACTIONS

The Company is involved in transactions with SigmaTron. SigmaTron charged the Company a minimum of $28,500 per month from May 1, 2001 to September 30, 2001, and $24,000 from October 1, 2001 to April 30, 2002, in administrative fees for various services. The Company paid SigmaTron $315,000, $285,000 and $375,000 in administrative fees for the years ended April 30, 2002, 2001 and 2000, respectively. At April 30, 2002 and 2001, the Company has accrued $-0- and $57,000, respectively, for administrative fees not paid by year-end.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------



NOTE H - RELATED-PARTY TRANSACTIONS - CONTINUED

The Company paid $821,227 and $1,547,000 in principal and interest in connection with its capital lease agreements with SigmaTron in 2002 and 2001, respectively. At April 30, 2002, the Company was approximately 20 months delinquent in its lease payments to SigmaTron and has accrued overdue interest of approximately $354,059 in connection with these lease payments. At April 30, 2002 and 2001, the accrued interest related to these lease payments was $362,189 and $460,000, respectively. SigmaTron and Patel have equally guaranteed the Company's operating lease obligation for the manufacturing facility.

During 2001, SigmaTron received stock on behalf of the Company. The stock was received in lieu of cash for outstanding receivables owed to the Company by one of its customers. The Company has recorded the market value of the stock outstanding at April 30, 2001, as a due from affiliate on the balance sheet. The stock is classified as a trading security, and, accordingly, the unrealized loss is recorded as "other loss" in the accompanying statement of income. During 2001, the Company recorded a realized loss of $8,000 and an unrealized loss of $43,000 related to this stock. As of April 30, 2002, the Company recorded a realized loss of $7,000.


--------------------------------------------------------------------------------

NOTE I - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISKS

For the year ended April 30, 2002, four customers accounted for 87% of net sales of the Company and 75% of accounts receivable at April 30, 2002.

For the year ended April 30, 2001, four customers accounted for 78% of net sales of the Company and 66% of accounts receivable at April 30, 2001.

For the year ended April 30, 2000, five customers accounted for 66% of net sales of the Company.


--------------------------------------------------------------------------------

NOTE J - EMPLOYEE OPTION PLAN

In fiscal 2001, the Company adopted an employee option plan ("Option Plan") under which employees may acquire up to 500,000 units of limited partnership interests. At April 30, 2002, the Company has 157,000 units reserved for future issuance under the Option Plan.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE J - EMPLOYEE OPTION PLAN - CONTINUED

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

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair-value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the use of option-valuation models that were not developed for use in valuing employee options. Under APB 25, because the exercise price of the Company's employee options approximates the market price of the underlying units on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period.

The Company's pro forma net income during fiscal 2002 was $412,638.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with a dividend yield of zero, risk-free interest rate of 4.50%, and weighted-average expected life of options of 5 years.

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

Options to purchase 22,500 units were granted during fiscal 2002 with an exercise price of $1.50 per unit. 36,125 options were forfeited during fiscal 2002. The weighted-average grant date fair value of the options granted during fiscal 2002 was $0, and the weighted-average remaining contractual life at April 30, 2002, was 8.2 years. At April 30, 2002, 131,501 options were exercisable at a weighted-average exercise price of $.14 per unit.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE K - FINANCIAL CONDITION

In fiscal 2002, the Company experienced a decrease in sales and costs. The Company also obtained reimbursement for inventory costs for cancellation of a substantial order. The Company has positive equity and is projecting net income for fiscal 2003.

On July 10, 2002, the Company entered into an amended loan and security agreement extending its provisions to July 31, 2003. The amendment provides that, among other matters, the total commitment was reduced to $5,000,000, the eligible cap on inventory was reduced to $2,500,000, interest was increased to 2% over the bank's prime rate, and covenant violations were waived.

Due to the downturn in the economy, which significantly affected the electronics industry, the Company experienced significantly lower sales and increased losses for the last several months of fiscal 2001. The Company is not anticipating a recovery of sales in the near term. In an effort to mitigate some of its losses, the Company substantially downsized its work force and reduced overhead expenses.

At April 30, 2001, the Company had not compiled with certain covenants of loan agreements with banks.

--------------------------------------------------------------------------------
                               SMT UNLIMITED L.P.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED APRIL 30, 2002, 2001 AND 2000


                                                                       Additions
                                        ---------------  ---------------------------- -------------------- ---------------
                                          Balance at      Charges to     Charges to                          Balance at
                                         beginning of      costs and       other                           end of period
                                            period         expenses       accounts        Deductions
                                        ---------------  -------------- ------------- -------------------- ---------------
Year ended April 30, 2002
    Reserves and allowance
      deducted from asset
      accounts
      Allowance for doubtful
          accounts                       $  120,000   $           -      $        -        $  (38,316)      $   81,684
        Reserve for obsolete
          inventory                         107,317         387,327               -                 -          494,644

Year ended April 30, 2001
    Reserves and allowance
      deducted from asset
      accounts
      Allowance for doubtful
          accounts                       $   60,000      $   60,000      $        -     $           -       $  120,000
        Reserve for obsolete
          inventory                         150,000               -               -           (42,683)         107,317

Year ended April 30, 2000
    Reserves and allowance
      deducted from asset
      accounts
      Allowance for doubtful
          accounts                       $       -       $   60,000      $        -     $           -       $   60,000
        Reserve for obsolete
          inventory                              -          150,000               -                 -          150,000