Form 10-K/A
period 2002-04-30
SIGMATRON INTERNATIONAL INC
filed 2002-08-22
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark    One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

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

             ------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                           Names of each exchange
           Title of Each Class               on which registered
           -------------------               -------------------
                 None                                None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value

             ------------------------------------------------------

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

The registrant hereby amends its annual report on Form 10-K for the fiscal year ended April 30, 2002 as follows to include a signature section, part of which was inadvertently deleted from the original filing.

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



      Signature                              Title                                   Date
      ---------                              -----                                   ----

/s/ Franklin D. Sove                Chairman of the Board of Directors               July 25, 2002
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead                President and Chief Executive Officer            July 25, 2002
--------------------                (Principal Executive Officer)
Gary R. Fairhead

/s/ Linda K. Blake                  Chief Financial Officer, Secretary and           July 25, 2002
------------------                  Treasurer (Principal Financial Officer and
Linda K. Blake                      Principal Accounting Officer)

/s/ John P. Chen                    Director                                         July 25, 2002
----------------
John P. Chen

/s/ W.L. McClelland                 Director                                         July 25, 2002
-------------------
W.L. McClelland

/s/ Thomas W. Rieck                 Director                                         July 25, 2002
-------------------
Thomas W. Rieck

/s/ Steven Rothstein                Director                                         July 25, 2002
--------------------
Steven Rothstein

/s/ Dilip S. Vyas                   Director                                         July 25, 2002
-----------------
Dilip S. Vyas

/s/ Carl Zemenick                   Director                                         July 25, 2002
-----------------
Carl Zemenick

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIGMATRON INTERNATIONAL, INC.


                                    By: /s/ Linda K. Blake
                                        ---------------------------------
                                        Linda K. Blake
                                        Chief Financial Officer, Secretary and
                                        Treasurer (Principal Financial Officer
                                        and Principal Accounting Officer)

Dated:  August 22, 2002