Form 10-Q
period 2002-07-31
SIGMATRON INTERNATIONAL INC
filed 2002-09-12
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2002

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

                                   No Change
--------------------------------------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


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

On September 12, 2002 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART 1.         FINANCIAL INFORMATION:                                                           Page No.
                                                                                                 --------

     Item 1.    Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets -- July 31, 2002
                      and April 30, 2002                                                             3

                      Condensed Consolidated Statements of Operations -- Three
                      Months Ended July 31, 2002 and 2001                                            4

                      Condensed Consolidated Statements of Cash Flows -- Three
                      Months Ended July 31, 2002 and 2001                                            5

                      Notes to Consolidated Financial Statements                                     6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                            8

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          10

     Item 4.    Controls and Procedures                                                             10


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                    10

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets


                                                                                                  JULY 31,                April 30,
                                                                                                    2002                    2002
                                                                                                  UNAUDITED                Audited
                                                                                                 -----------             -----------
Current assets:
  Cash                                                                                           $     2,500             $   344,880
  Accounts receivable, less allowance for doubtful
  accounts of $70,000 and $194,786 at July 31, and
  April 30, 2002, respectively                                                                     9,322,975               9,568,947
  Inventories                                                                                     11,868,244              12,052,390
  Prepaid and other assets                                                                           401,796                 480,127
  Deferred income taxes                                                                              323,940                 323,940
  Other receivables                                                                                  132,136                 100,322
                                                                                                 -----------             -----------

  Total current assets                                                                            22,051,591              22,870,606

  Property, machinery and equipment, net                                                          14,189,104              12,581,595

Due from SMTU:
  Investment and advances                                                                          1,208,465               1,152,826
  Equipment receivable                                                                             2,538,097               2,692,737
  Other receivable                                                                                   820,015                 835,054

  Other assets                                                                                     1,150,994                 718,177
                                                                                                 -----------             -----------

  Total assets                                                                                   $41,958,266             $40,850,995
                                                                                                 ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                                           4,516,906               5,260,132
  Accrued expenses                                                                                 2,369,501               2,514,767
  Income taxes payable                                                                               328,374                  17,093
  Notes payable- banks                                                                             8,494,422                     -
  Notes payable - other                                                                              250,000                     -
  Capital lease obligations                                                                          912,237                 921,444
                                                                                                 -----------             -----------

  Total current liabilities                                                                       16,871,440               8,713,436

  Notes payable - banks                                                                                  -                 9,234,015
  Notes payable- other                                                                             1,635,021                     -
  Capital lease obligations, less current portion                                                  1,157,094               1,225,034
  Deferred income taxes                                                                            1,225,079               1,225,079
                                                                                                 -----------             -----------

Total liabilities                                                                                 20,888,634              20,397,564

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                                              -                       -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding                                               28,812                  28,812
    at July  31, 2002 and April 30, 2001
  Capital in excess of par value                                                                   9,436,554               9,436,554
  Retained earnings                                                                               11,604,266              10,988,065
                                                                                                 -----------             -----------

Total stockholders' equity                                                                        21,069,632              20,453,431
                                                                                                 -----------             -----------

Total liabilities and stockholders' equity                                                       $41,958,266             $40,850,995
                                                                                                 ===========             ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                   Unaudited


                                                                                            THREE MONTHS              Three Months
                                                                                                ENDED                     Ended
                                                                                            JULY 31, 2002             July 31, 2001
                                                                                           ---------------           ---------------
Net sales                                                                                     $19,236,716               $17,114,358
Cost of products sold                                                                          16,418,547                15,977,254
                                                                                             ------------              ------------

                                                                                                2,818,169                 1,137,104

Selling and administrative expenses                                                             1,753,812                 1,394,318
                                                                                             ------------              ------------

Operating income (loss)                                                                         1,064,357                  (257,214)

Equity in net (income) of SMTU                                                                    (55,639)                 (102,886)
Interest expense -  Banks and capital lease obligations                                           197,622                   405,099
Interest income -  SMTU and LC                                                                    (87,791)                 (115,424)

                                                                                             ------------              ------------
Income (loss) before income tax expense                                                         1,010,165                  (444,003)

Income tax expense (benefit)                                                                      393,964                  (173,161)
                                                                                             ------------              ------------

Net income (loss)                                                                                $616,201                 ($270,842)
                                                                                             ============              ============


Net income  (loss) per common share - Basic                                                         $0.21                    ($0.09)
                                                                                             ============              ============


Net  income (loss) per common share - Assuming dilution                                             $0.19                    ($0.09)
                                                                                             ============              ============

Weighted average shares of common stock outstanding
Basic                                                                                           2,881,227                 2,881,227
                                                                                             ============              ============

Diluted                                                                                         3,275,227                 2,881,227
                                                                                             ============              ============


See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                                    THREE MONTHS        Three Months
                                                                                                       ENDED               Ended
                                                                                                        2002                2001
                                                                                                    ------------        ------------
OPERATING ACTIVITIES:
Net income (loss)                                                                                      $616,201           ($270,842)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
                      Depreciation                                                                      504,537             507,449
                      Equity in net income of SMTU                                                      (55,639)           (102,886)
                      Deferred income taxes                                                                 -              (173,161)
Changes in operating assets and liabilities:
                      Accounts receivable                                                               245,972             (85,503)
                      Inventories                                                                       184,146           1,435,953
                      Prepaid expenses and other assets                                                (216,621)            362,066
                      Trade accounts payable                                                           (743,226)            368,053
                      Trade accounts payable - related parties                                              -              (747,946)
                      Income taxes payable                                                              311,281             (60,007)
                      Accrued expenses                                                                 (145,266)           (282,458)
                                                                                                    -----------         -----------

                    Net cash provided by operating activities                                           701,385             950,718

INVESTING ACTIVITIES:
                    Purchases of machinery and equipment                                               (162,046)           (115,628)
                                                                                                    -----------         -----------

                    Net cash used in investing activities                                              (162,046)           (115,628)


FINANCING ACTIVITIES:
                    Net payments under note payable obligation                                          (64,979)                -
                    Net payments under capital lease obligations                                        (77,147)           (370,387)
                    Net payments under  line of credit                                                 (739,593)           (567,589)
                                                                                                    -----------         -----------

                    Net cash used in financing activities                                              (881,719)           (937,976)
                                                                                                    -----------         -----------

                    Change in cash                                                                     (342,380)                -

                    Cash at beginning of period                                                         344,880               2,500
                                                                                                    -----------         -----------

                    Cash at end of period                                                                $2,500              $2,500
                                                                                                    ===========         ===========


                    Noncash investing and financing activities:
                    A loan obligation of $1,950,000 was incurred when the Company acquired certain property under seller financing.

                    See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2002

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                July 31,           April 30,
                                                 2002                2002
                                            ---------------     ----------------
          Finished products                 $  2,609,010        $  2,055,222
          Work-in-process                      2,043,590           1,519,873
          Raw materials                        7,215,644           8,477,295
                                            ---------------     ---------------
                                            $ 11,868,244        $ 12,052,390
                                            ===============     ===============

NOTE C -- LINE OF CREDIT

The Company has a loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined. At July 31, 2002 there was approximately $2,800,000 of unused credit under the terms of the agreement.

The revolving credit facility matures May 1, 2003. The outstanding loan balance of $8,494,422 has been classified as a short-term liability in the Company's balance sheet at July

31, 2002. The Company is negotiating with its current lender and anticipates the loan and security agreement will be extended for a longer period. At July 31, 2002, the Company was in compliance with its financial covenants.

NOTE D -- NOTES PAYABLE -- OTHER

The Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to the acquisition of the plant the Company rented the facility.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds it fair market value.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Option No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 at May 1, 2002, and has determined that adoption did not have a material effect on its results of operations or financial position.

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

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended July 31, 2002 to $19,236,716 from $17,114,358 for the three month period ended July 31, 2001. Sales increased for the three months ended July 31, 2002 primarily due to an increase in orders from existing customers.

Sales can be misleading as an indication of the Company's financial performance. Gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company, specifically the variation of orders for turnkey services versus consignment services. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels and margins. Further, customers' orders can generally be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. In addition, the ability to replace such delayed or lost sales in a short period of time cannot be assured.

Gross profit increased during the three month period ended July 31, 2002 to $2,818,169 or 14.6% of net sales, compared to $1,137,104 or 6.6 % of net sales for the same period in the prior fiscal year. The increase in the Company's gross margin for the three month period ended July 31, 2002 is the result of a number of factors, including labor cost and overhead efficiencies, component pricing, increased capacity utilization and product mix. Management continues to re-evaluate and align its overhead structure with current customer requirements. While the Company's focus remains on expanding its customer base and increasing gross margins, there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses increased to $1,753,812 or 9.1% of net sales for the three month period ended July 31, 2002 compared to $1,394,318 or 8.1% of net sales in the same period last year. The increase is due to an increase in legal and bonus expenses for the three month period ended July 31, 2002.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2002 was $197,622 compared to $405,099 for the same period in the prior year. This decrease was attributable to a decrease in interest rates and a decrease in the balance outstanding on the Company's line of credit.

Income tax expense for the period ended July 31, 2002 was $393,964 or an effective rate of 39% compared to a tax benefit of $173,161 for the same period in the prior year.

As a result of the factors described above, net income increased to $616,201 for the three month period ended July 31, 2002 compared to a net loss of $270,842 for the same period in the prior year. Basic earnings per share for the first fiscal quarter of 2002 were $0.21 compared to $<0.09> for the same period in the prior year. Diluted earnings per share for the first quarter of fiscal 2002 were $0.19 compared to $<0.09> for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of fiscal 2003 the Company financed operations through cash provided by operating activities. During the period, cash provided by operating activities was primarily related to a reduction in inventory and accounts receivable, which was offset by a decrease in accounts payable. An increase in net income to $616,202 in the three month period ended July 31, 2002 compared to a net loss of $270,842 in the prior fiscal year contributed to the increase in net cash provided by operating activities.

The Company used $162,046 in cash for investing activities in the first quarter of fiscal 2003 to purchase machinery and equipment. The Company anticipates additional machinery and equipment will be purchased during fiscal 2003, which will result in additional cash being used for investing activities.

Net cash used in financing activities was primarily used for payments under the line of credit, capital lease obligations and note payable obligations. A loan obligation of $1,950,000 was incurred when the Company acquired certain property under seller financing.

The Company has a loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined.

The revolving credit facility matures May 1, 2003. The outstanding loan balance of $8,494,422 has been classified as a short-term liability in the Company's balance sheet at July 31, 2002. The Company is negotiating with its current lender and anticipates the loan and security agreement will be extended for a longer period. At July 31, 2002, the Company was in compliance with its financial covenants.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.      CONTROLS AND PROCEDURES

Not applicable


PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 -- Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

             Exhibit 99.2 -- Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

(b) A report on Form 8-K (Item 4) reflecting Changes in Registrant's Certifying Accountant dated October 31, 2001 was filed on November 7, 2001 and amended on Form 8-K/A No. 1 filed November 14, 2001 and on Form 8-K/A No. 2 filed November 21, 2001.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                          9/12/02
------------------------------------------------      --------------------------
Gary R. Fairhead                                      Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                            9/12/02
------------------------------------------------      --------------------------
Linda K. Blake                                        Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)

                                 CERTIFICATIONS

         I, Gary R. Fairhead, President and Chief Executive of SigmaTron International, Inc., certify that;

         1. I have reviewed this quarterly report on Form 10-Q of SigmaTron International, Inc.:

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002


                                     /s/ Gary R. Fairhead
                                     -------------------------------------------
                                     Gary R. Fairhead
                                     President and Chief Executive Officer of
                                     SigmaTron International, Inc.

         I, Linda K. Blake, Chief Financial Officer, Secretary and Treasurer of SigmaTron International, Inc., certify that;

         1. I have reviewed this quarterly report on Form 10-Q of SigmaTron International, Inc.:

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002


                                     /s/ Linda K. Blake
                                     -------------------------------------------
                                     Linda K. Blake
                                     Chief Financial Officer, Secretary and
                                     Treasurer of SigmaTron International, Inc.