Form 10-Q
period 2002-10-31
SIGMATRON INTERNATIONAL INC
filed 2002-12-13
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 2002

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
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes     No  X
                                                    ---    ---

On December 13, 2002 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART I.         FINANCIAL INFORMATION:                                                           Page No.
                                                                                                 --------

     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets - October 31, 2002
                and April 30, 2002                                                                   3

                Condensed Consolidated Statements of Operations - Three
                and Six Months Ended October 31, 2002 and 2001                                       4

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended October 31, 2002 and 2001                                           5

                Notes to Consolidated Financial Statements                                           6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                            8

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          10

     Item 4.    Controls and Procedures                                                             10

PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                    10

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets



                                                            OCTOBER 31,      April 30,
                                                               2002           2002
                                                             UNAUDITED      Unaudited
                                                            -----------     -----------
Current assets:
  Cash                                                      $     2,500     $   344,880
  Accounts receivable, less allowance for doubtful
  accounts of $70,000 and $194,786 at October 31, and
  April 30, 2002, respectively                               11,314,371       9,568,947
  Inventories                                                11,784,130      12,052,390
  Prepaid and other assets                                      334,382         480,127
  Deferred income taxes                                         323,940         323,940
  Other receivables                                             169,278         100,322
                                                            -----------     -----------

  Total current assets                                       23,928,601      22,870,606

  Property, machinery and equipment, net                     14,422,103      12,581,595

Due from SMTU:
  Investment and advances                                     1,245,785       1,152,826
  Equipment receivable                                        2,417,039       2,692,737
  Other receivable                                              539,483         835,054

  Other assets                                                1,143,219         718,177
                                                            -----------     -----------

  Total assets                                              $43,696,230     $40,850,995
                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                    $ 7,427,598     $ 5,260,132
  Accrued expenses                                            3,026,014       2,514,767
  Income taxes payable                                          379,327          17,093
  Notes payable - building                                      250,000              --
  Capital lease obligations                                     943,102         921,444
                                                            -----------     -----------

  Total current liabilities                                  12,026,041       8,713,436

  Notes payable - banks                                       5,392,509       9,234,015
  Notes payable- building                                     1,574,336              --
  Capital lease obligations, less current portion             1,271,265       1,225,034
  Deferred income taxes                                       1,225,079       1,225,079
                                                            -----------     -----------
  Total long-term liabilities                                 9,463,189      11,684,128
                                                            -----------     -----------

Total liabilities                                            21,489,230      20,397,564

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                          --              --
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding          28,812          28,812
    at October  31, 2002 and April 30, 2002
  Capital in excess of par value                              9,436,554       9,436,554
  Retained earnings                                          12,741,634      10,988,065
                                                            -----------     -----------

Total stockholders' equity                                   22,207,000      20,453,431
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $43,696,230     $40,850,995
                                                            ===========     ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                    Unaudited

                                                      THREE MONTHS        Three Months        SIX MONTHS           Six Months
                                                          ENDED              Ended               ENDED               Ended
                                                    OCTOBER 31, 2002    October 31, 2001    OCTOBER 31, 2002    October 31, 2001
                                                    ----------------    ----------------    ----------------    ----------------
Net sales                                           $    22,584,664     $    25,545,610     $    41,821,380     $    42,659,968
Cost of products sold                                    18,752,758          22,081,089          35,171,305          38,058,343
                                                    ---------------     ---------------     ---------------     ---------------

                                                          3,831,906           3,464,521           6,650,075           4,601,625

Selling and administrative expenses                       1,902,057           1,604,620           3,655,869           2,998,938
                                                    ---------------     ---------------     ---------------     ---------------

Operating income                                          1,929,849           1,859,901           2,994,206           1,602,687

Equity in net (income) loss of SMTU                         (37,320)             20,582             (92,959)            (82,304)
Interest expense - Banks and capital lease
  obligations                                               173,519             428,993             371,141             834,092
Interest income - SMTU and LC                               (80,698)           (104,181)           (168,489)           (219,605)
                                                    ---------------     ---------------     ---------------     ---------------
Income before income tax expense                          1,874,348           1,514,507           2,884,513           1,070,504

Income tax expense                                          736,980             590,658           1,130,944             417,497
                                                    ---------------     ---------------     ---------------     ---------------

Net income                                          $     1,137,368     $       923,849     $     1,753,569     $       653,007
                                                    ===============     ===============     ===============     ===============


Net income per common share - Basic                 $          0.39     $          0.32     $          0.61     $          0.23
                                                    ===============     ===============     ===============     ===============


Net income per common share - Assuming dilution     $          0.34     $          0.32     $          0.53     $          0.23
                                                    ===============     ===============     ===============     ===============

Weighted average shares of common stock
  outstanding
Basic                                                     2,881,227           2,881,227           2,881,227           2,881,227
                                                    ===============     ===============     ===============     ===============

Diluted                                                   3,327,727           2,881,227           3,301,477           2,881,227
                                                    ===============     ===============     ===============     ===============



See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                            SIX MONTHS       Six Months
                                                                              ENDED            Ended
                                                                            OCTOBER 31,      October 31,
                                                                               2002             2001
                                                                            ------------    ------------
OPERATING ACTIVITIES:
Net income                                                                  $  1,753,569    $    653,007

Adjustments to reconcile net income
to net cash provided by operating activities:
                 Depreciation                                                  1,210,274         958,818
                 Equity in net income of SMTU                                    (92,959)        (82,304)
                 Deferred income taxes                                                --          28,255
Changes in operating assets and liabilities:
                 Accounts receivable                                          (1,745,424)     (4,400,110)
                 Inventories                                                     268,260         478,074
                 Prepaid expenses and other assets                               223,016         617,342
                 Trade accounts payable                                        2,167,466       2,389,800
                 Trade accounts payable - related parties                             --        (939,126)
                 Income taxes payable                                            362,234         680,825
                 Accrued expenses                                                511,247         395,254
                                                                            ------------    ------------

               Net cash provided by operating activities                       4,657,683         779,835

INVESTING ACTIVITIES:
               Purchases of property, machinery and equipment                 (3,050,782)       (242,850)
                                                                            ------------    ------------

               Net cash used in investing activities                          (3,050,782)       (242,850)


FINANCING ACTIVITIES:
               Net borrowings under note payable obligation                    1,824,336              --
               Net borrowings (payments) under capital lease obligations          67,889        (828,367)
               Net (payments) borrowings under line of credit                 (3,841,506)        291,382
                                                                            ------------    ------------

               Net cash used in financing activities                          (1,949,281)       (536,985)
                                                                            ------------    ------------

               Change in cash                                                   (342,380)             --

               Cash at beginning of period                                       344,880           2,500
                                                                            ------------    ------------

               Cash at end of period                                        $      2,500    $      2,500
                                                                            ============    ============


           Noncash investing and financing activities:

           A loan obligation of $1,950,000 was incurred in the first quarter of fiscal 2003 when the Company acquired certain property under seller financing.

           See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                 October 31,     April 30,
                                    2002           2002
                                 -----------    -----------
            Finished products    $ 3,288,245    $ 2,055,222
            Work-in-process        1,579,469      1,519,873
            Raw materials          6,916,416      8,477,295
                                 -----------    -----------
                                 $11,784,130    $12,052,390
                                 ===========    ===========

NOTE C - LINE OF CREDIT

The Company has a loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined in the loan and security agreement. At October 31, 2002 there was approximately $8,200,000 of unused credit under the terms of the agreement.

In October 2002 the revolving credit facility was amended and now matures in September 2004. The outstanding loan balance of $5,392,509 has been classified as a long-term liability in the Company's balance sheet at October 31, 2002. At October 31, 2002, the Company was in compliance with its financial covenants under the revolving credit facility.

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

Revenue Recognition - Revenues from sales of product including the Company's contract manufacturing business are recognized when the product is shipped. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Periodically inventory is held on consignment and revenue is recognized when the product is consumed by the company's customer. Based on the Company's history of providing contract manufacturing services, we believe that collectibility is reasonably assured.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions and the ability of the Company to manage its growth, expand manufacturing into China and secure financing. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales decreased for the three month period ended October 31, 2002 to $22,584,664 from $25,545,610 for the three month period ended October 31, 2001. Net sales for the six months ended October 31, 2002 decreased to $41,821,380 from $42,659,968 for the same period in the prior fiscal year. Sales decreased for the three and six months ended October 31, 2002 primarily due to price reductions to some existing customers.

Sales can be misleading as an indication of the Company's financial performance. Gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company, specifically the variation of orders for turnkey services versus consignment services. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels and margins. Further, generally, customers' orders can be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. In addition, the ability to replace such delayed or lost sales in a short period of time cannot be assured.

Gross profit increased during the three month period ended October 31, 2002 to $3,831,906 or 17.0% of net sales, compared to $3,464,521, or 13.6% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2002 to $6,650,075 or 15.9% of net sales, compared to $4,601,625 or 10.8% of net sales for the same period in the prior fiscal year. The increase in the Company's gross margin for the three month period is the result of a number of factors including labor cost and overhead efficiencies, component pricing, increased capacity utilization and product mix. Management continues to re-evaluate and align its overhead structure with current customer requirements. While the Company's focus remains on expanding its customer base and increasing gross margins, there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses increased to $1,902,057 or 8.4% of net sales for the three month period ended October 31, 2002 compared to $1,604,620 or 6.3% of net sales in the same period last year. Selling and administrative expenses increased to $3,655,869 or 8.7% of net sales for the six month period ended October 31, 2002 compared to $2,998,938 or 7.0% of net sales in the same period last year. The increase is primarily due to an increase in legal and bonus expense for the three and six month period ended October 31, 2002.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2002 was $173,519 compared to $428,993 for the same period in the prior year. Interest expense for the six month period ended October 31, 2002 decreased to $371,141 from $834,092 compared to the same period in the prior year. This decrease was attributable to a decrease in interest rates and the amount outstanding under the credit facility.

As a result of the factors described above, net income increased to $1,137,368 for the three month period ended October 31, 2002 compared to $923,849 for the same period in the prior year. Basic and dilutive earnings per share for the second fiscal quarter of 2002 were $0.39 and $0.34 respectively compared to basic and dilutive earnings per share of $.32 for the same period in the prior year. For the six months ended October 31, 2002, the Company recorded net income of $1,753,567 compared to $653,007 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the six month period ended October 31, 2002 were $0.61 and $0.53 respectively compared to basic and dilutive earnings per share of $0.23 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the second quarter of fiscal 2003 the Company financed operations through cash provided by operating activities. During the period, cash provided by operating activities was primarily related to an increase in accounts payable and an increase in net income to $1,753,569 in the six month period ended October 31, 2002 compared to a net income of $653,007 in the prior fiscal year.

The Company used $3,050,782 in cash for investing activities in the six months ended October 31, 2002. The Company anticipates additional machinery and equipment will be purchased during fiscal 2003, which will result in additional cash being used for investing activities.

The Company has a loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined in the loan and security agreement.

In October 2002 the revolving credit facility was amended and matures in September 2004. The outstanding loan balance of $5,392,509 has been classified as a long-term liability in the Company's balance sheet at October 31, 2002. At October 31, 2002, the Company was in compliance with its financial covenants under the revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 - Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         Exhibit 99.2 - Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Exhibit 10.27 - Amended Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Association, dated October 16, 2002.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                            12/13/02
--------------------------------------                  ------------------------
Gary R. Fairhead                                        Date
President and CEO (Principal Executive
Officer)


/s/ Linda K. Blake                                              12/13/02
--------------------------------------                  ------------------------
Linda K. Blake                                          Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)

                                 CERTIFICATIONS

         I, Gary R. Fairhead, President and Chief Executive of SigmaTron International, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of SigmaTron International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002


                                       /s/ Gary R. Fairhead
                                       ----------------------------------------
                                       Gary R. Fairhead
                                       President and Chief Executive Officer of
                                       SigmaTron International, Inc.

         I, Linda K. Blake, Chief Financial Officer, Secretary and Treasurer of SigmaTron International, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of SigmaTron International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002


                                      /s/ Linda K. Blake
                                      ------------------------------------------
                                      Linda K. Blake
                                      Chief Financial Officer, Secretary and
                                      Treasurer of SigmaTron International, Inc.