Form 10-Q
period 2003-01-31
SIGMATRON INTERNATIONAL INC
filed 2003-03-13
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2003

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

On March 11, 2003 there were 2,881,227 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART 1.         FINANCIAL INFORMATION:                                                           Page No.
                                                                                                 --------
     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets - January 31, 2003
                and April 30, 2002                                                                   3

                Condensed Consolidated Statements of Operations - Three
                and Nine Months Ended January 31, 2003 and 2002                                      4

                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended January 31, 2003 and 2002                                          5

                Notes to Condensed Consolidated Financial Statements                                 6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                            8

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          10

     Item 4.    Controls and Procedures                                                             10


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                    10

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets


                                                                              JANUARY 31,              April 30,
                                                                                 2003                    2002
                                                                               UNAUDITED                Audited
                                                                              -----------             -----------
Current assets:
  Cash                                                                        $     2,500             $   344,880
  Accounts receivable, less allowance for doubtful
  accounts of $70,000 and $194,786 at January 31, 2003
  and April 30, 2002, respectively                                             11,517,171               9,568,947
  Inventories                                                                  13,026,478              12,052,390
  Prepaid and other assets                                                        547,075                 480,127
  Deferred income taxes                                                           323,940                 323,940
  Other receivables                                                                25,159                 100,322
                                                                              -----------             -----------

  Total current assets                                                         25,442,323              22,870,606

  Property, machinery and equipment, net                                       13,931,522              12,581,595

Due from SMTU:
  Investment and advances                                                       1,163,176               1,152,826
  Equipment receivable                                                          2,292,664               2,692,737
  Other receivable                                                                543,440                 835,054

  Other assets                                                                  1,223,602                 718,177
                                                                              -----------             -----------

  Total assets                                                                $44,596,727             $40,850,995
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                      $ 7,819,674             $ 5,260,132
  Accrued expenses                                                              3,152,671               2,514,767
  Income taxes payable                                                            876,237                  17,093
  Notes payable - building                                                        250,000                       -
  Capital lease obligations                                                       887,631                 921,444
                                                                              -----------             -----------

  Total current liabilities                                                    12,986,213               8,713,436

  Notes payable - banks                                                         3,953,571               9,234,015
  Notes payable- building                                                       1,512,849                       -
  Capital lease obligations, less current portion                               1,069,071               1,225,034
  Deferred income taxes                                                         1,225,079               1,225,079
                                                                              -----------             -----------
  Total long-term liabilities                                                   7,760,570              11,684,128
                                                                              -----------             -----------

Total liabilities                                                              20,746,783              20,397,564

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                             -                       -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 2,881,227 shares issued and outstanding                            28,812                  28,812
    at January  31, 2003 and April 30, 2002
  Capital in excess of par value                                                9,436,554               9,436,554
  Retained earnings                                                            14,384,578              10,988,065
                                                                              -----------             -----------

Total stockholders' equity                                                     23,849,944              20,453,431
                                                                              -----------             -----------

Total liabilities and stockholders' equity                                    $44,596,727             $40,850,995
                                                                              ===========             ===========

See accompanying notes.

The condensed consolidated balance sheet as of April 30, 2002 has been derived from the audited consolidated financial statements for that date but does not include all the information in the accompanying notes required for complete financial statements.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                               Unaudited Unaudited


                                                             THREE MONTHS      Three Months        NINE MONTHS       Nine Months
                                                                 ENDED            Ended               ENDED             Ended
                                                           JANUARY 31, 2003  January 31, 2002   JANUARY 31, 2003   January 31, 2002
                                                           ----------------  ----------------   ----------------   -----------------
Net sales                                                   $ 25,499,226     $ 22,665,278         $ 67,320,606       $ 65,325,246
Cost of products sold                                         20,697,357       19,551,076           55,868,662         57,609,419
                                                            ------------     ------------         ------------       ------------

Gross profit                                                   4,801,869        3,114,202           11,451,944          7,715,827

Selling and administrative expenses                            2,023,075        1,919,958            5,678,944          4,918,896
                                                            ------------     ------------         ------------       ------------

Operating income                                               2,778,794        1,194,244            5,773,000          2,796,931

Equity in net (income) loss of SMTU                               82,608          (31,952)             (10,351)          (114,256)
Interest expense -  Banks and capital lease obligations          138,357          355,931              509,498          1,190,023
Interest income - SMTU and LC                                    (66,455)         (99,178)            (234,944)          (318,783)
                                                            ------------     ------------         ------------       ------------
Income before income tax expense                               2,624,284          969,443            5,508,797          2,039,947

Income tax expense                                               981,340          378,082            2,112,284            795,579
                                                            ------------     ------------         ------------       ------------

Net income                                                  $  1,642,944     $    591,361         $  3,396,513       $  1,244,368
                                                            ============     ============         ============       ============


Net income per common share - Basic                         $       0.57     $       0.21         $       1.18       $       0.43
                                                            ============     ============         ============       ============


Net  income per common share - Assuming dilution            $       0.49     $       0.20         $       1.02       $       0.43
                                                            ============     ============         ============       ============

Weighted average shares of common stock outstanding
Basic                                                          2,881,227        2,881,227            2,881,227          2,881,227
                                                            ============     ============         ============       ============

Diluted                                                        3,355,227        2,907,477            3,319,394          2,894,352
                                                            ============     ============         ============       ============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                       NINE MONTHS          Nine Months
                                                                                          ENDED                Ended
                                                                                       JANUARY 31,          January 31,
                                                                                          2003                 2002
                                                                                      -----------          -----------
OPERATING ACTIVITIES:
Net  income                                                                           $ 3,396,513          $ 1,244,368

Adjustments to reconcile net income
to net cash provided by operating activities:
                      Provision for inventory obsolescence                                      -              724,900
                      Depreciation                                                      1,568,745            1,462,178
                      Loss on disposal of fixed assets                                    330,901                    -
                      Equity in net income of SMTU                                        (10,351)            (114,256)
                      Deferred income taxes                                                     -               28,255
Changes in operating assets and liabilities:
                      Accounts receivable                                              (1,948,224)            (703,383)
                      Inventories                                                        (974,088)           3,641,593
                      Prepaid expenses and other assets                                   194,477            1,233,474
                      Refundable income taxes                                                   -              680,825
                      Income taxes payable                                                859,144                    -
                      Trade accounts payable                                            2,559,542           (3,248,502)
                      Trade accounts payable - related parties                                  -             (939,126)
                      Accrued expenses                                                    637,904              276,525
                                                                                      -----------          -----------

                    Net cash provided by operating activities                           6,614,563            4,286,851

INVESTING ACTIVITIES:
                    Purchases of property, machinery and equipment                     (1,299,572)            (528,042)
                                                                                      -----------          -----------
                    Net cash used in investing activities                              (1,299,572)            (528,042)


FINANCING ACTIVITIES:
                    Net payments under bank note payable obligation                      (189,776)          (1,147,586)
                    Net payments under line of credit                                  (5,280,444)          (2,611,223)
                    Net payments under building note payable obligation                  (187,151)                   -
                                                                                      -----------          -----------

                    Net cash used in financing activities                              (5,657,371)          (3,758,809)

                    Change in cash                                                       (342,380)                   -
                    Cash at beginning of period                                           344,880                2,500
                                                                                      -----------          -----------

                    Cash at end of period                                             $     2,500          $     2,500
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

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                         January 31,             April 30,
                                            2003                    2002
                                         -----------            -----------
Finished products                        $ 2,806,885            $ 2,055,222
Work-in-process                            1,776,270              1,519,873
Raw materials                              8,443,323              8,477,295
                                         -----------            -----------
                                         $13,026,478            $12,052,390
                                         ===========            ===========

NOTE C - LINE OF CREDIT

The Company has a loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined in the loan and security agreement. At January 31, 2003 there was approximately $10,300,000 of unused credit under the terms of the agreement.

In January 2003 the revolving credit facility was amended and now matures in September 2004. The outstanding loan balance of $3,953,571 has been classified as a long-term liability in the Company's balance sheet at January 31, 2003. At January 31, 2003, the Company was in compliance with its financial covenants under the revolving credit facility.

NOTE D - NOTES PAYABLE - OTHER

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Option No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 at May 1, 2002, and has determined that adoption did not have a material effect on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions; the ability of the Company to manage its growth; expansion to include manufacturing in China and securing financing for the operation in China. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended January 31, 2003 to $25,499,226 from $22,665,278 for the three month period ended January 31, 2002. Net sales for the nine months ended January 31, 2003 increased to $67,320,606 from $65,325,246 for the same period in the prior fiscal year. Sales increased for the three and nine months ended January 31, 2003 primarily due to an increase in orders from new and existing customers.

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

Gross profit increased during the three month period ended January 31, 2003 to $4,801,869 or 18.8% of net sales, compared to $3,114,202, or 13.7% of net sales for the same period in the prior fiscal year. Gross profit increased for the nine month period ended January 31, 2003 to $11,451,944 or 17.0% of net sales, compared to $7,715,827 or 11.8% of net sales for the same period in the prior fiscal year. The increase in the Company's gross margin for the three and nine month period is the result of a number of factors including labor cost and overhead efficiencies, component pricing, increased capacity utilization and product mix. Management continues to re-evaluate and align its overhead structure with current customer requirements. While the Company's focus remains on expanding its customer base and increasing gross margins, there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses increased to $2,023,075 or 7.9% of net sales for the three month period ended January 31, 2003 compared to $1,919,958 or 8.5% of net sales in the same period last year. Selling and administrative expenses increased to $5,678,944 or 8.4% of net sales for the nine month period ended January 31, 2003 compared to $4,918,896 or 7.5% of net sales in the same period last year. The increase is primarily due to an increase in legal and bonus expense for the three and nine month period ended January 31, 2003.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2003 was $138,357 compared to $355,931 for the same period in the prior year. Interest expense for the nine month period ended January 31, 2003 decreased to $509,498 from $1,190,023 compared to the same period in the prior year. This decrease was attributable to a decrease in interest rates and the amount outstanding under the credit facility.

As a result of the factors described above, net income increased to $1,642,944 for the three month period ended January 31, 2003 compared to $591,361 for the same period in the prior year. Basic and dilutive earnings per share for the third fiscal quarter of 2003 were $0.57 and $0.49, respectively compared to basic and dilutive earnings per share of $0.21 and $0.20, respectively for the same period in the prior year. For the nine months ended January 31, 2003, the Company recorded net income of $3,396,513 compared to $1,244,368 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the nine month period ended January 31, 2003 were $1.18 and $1.02, respectively compared to basic and dilutive earnings per share of $0.43 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the third quarter of fiscal 2003 the Company financed operations through cash provided by operating activities. During the nine month period, cash provided by operating activities was primarily related to net income of 3,396,513 and a $2,559,542 increase in accounts payable in the nine month period ended January 31, 2003.

The Company used $1,299,572 in cash for investing activities in the nine months ended January 31, 2003. The Company anticipates additional machinery and equipment will be purchased during fiscal 2003, which will result in additional cash being used for investing activities. Net cash used in financing activities included $5,280,444 in payments under the line of credit for the nine months ended January 31, 2003.

In conjunction with the Company's China expansion, it has decided to raise capital of $6,000,000. Currently the Company is expecting to raise this the money from our banks and through subordinated debt placement.

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

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                          3/13/03
-----------------------------------                           ------------------
Gary R. Fairhead                                              Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                            3/13/03
-----------------------------------                           ------------------
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

Date:  March 13, 2003


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

Date:  March 13, 2003


                                     /s/ Linda K. Blake
                                     -------------------------------------------
                                     Linda K. Blake
                                     Chief Financial Officer, Secretary and
                                     Treasurer of SigmaTron International, Inc.