Form 10-K
period 2003-04-30
SIGMATRON INTERNATIONAL INC
filed 2003-07-21
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  X         Annual Report pursuant to Section 13 or 15(d) of the Securities
-----       Exchange Act of 1934. For the fiscal year ended April 30, 2003

                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $7,224,937, based on the closing sale price of $3.959 per share as reported by Nasdaq National Market as of such date.

The number of outstanding shares of the registrant's Common Stock, as of July 18, 2003, was 2,885,652.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2003, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

        ITEM 1.  BUSINESS..................................................    3
        ITEM 2.  PROPERTIES................................................   11
        ITEM 3.  LEGAL PROCEEDINGS.........................................   12
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   12
        ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT......................   12

PART II

        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS............................   13
        ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................   14
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS....................   14
        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISKS.....................................   19
        ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA................   19
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE....................   19

PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   19
        ITEM 11. EXECUTIVE COMPENSATION....................................   19
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.........................................   19
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   20
        ITEM 14. CONTROLS AND PROCEDURES...................................   20

PART IV

        ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K............................................   20

SIGNATURES.................................................................   23

--------------------------------------------------------------------------------
                                     PART 1
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

CAUTIONARY NOTE:

            In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (the "Company") and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S. or Mexican regulations affecting the Company's business; the continued stability of the Mexican economic, labor and political conditions and the ability of the Company to manage its growth; including expansion into China and securing financing for the operation in China. These and other factors which may affect the Company's future business and results of operations are identified throughout this Annual Report on Form 10-K, and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this Report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW

            The Company operates primarily in one business segment as an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. In connection with the production of its assembled products the Company, its wholly owned subsidiary, Standard Components de Mexico, S.A., its affiliate, SMT Unlimited L.P. ("SMTU") and its operating branch SigmaTron Taiwan also provides services to their customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America and Asia.

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

            The Company expects to expand its manufacturing capabilities to include a facility in China. The Company expects the facility to be operational by January 2004.

            The Company is a Delaware corporation which was organized on November 16, 1993 and commenced business when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.

PRODUCTS AND SERVICES

            The Company provides a broad range of manufacturing related outsourcing solutions for its customers on both a turnkey (material purchased by the Company) and consignment basis (material provided by the customer). These solutions incorporate the Company's knowledge and expertise in the EMS industry to provide its customers with advanced manufacturing technologies, high quality, and responsive and flexible manufacturing services. SigmaTron's outsourcing solutions provide services from product inception through the ultimate delivery of a finished good. Such technologies and services include the following:

            Manufacturing and Related Services. As its customers experience greater competition and shorter product life cycles in their respective industries, the Company has responded by expanding its existing prototype services. The Company provides quick-turnaround, turnkey prototype services at all of its locations.

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

            Assembly and Manufacturing. The Company's core business is the assembly of printed circuit boards through the automated and manual insertion of components onto raw printed circuit boards. The Company offers its assembly services using both pin-through-hole ("PTH") and surface mount ("SMT") interconnect technologies at all of its manufacturing locations. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is an advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows original equipment manufacturers ("OEMs") to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and thus, board and system performance.

            The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers because it believes that SMT will not entirely eliminate the need for PTH technology. The Company believes that OEMs with products not limited by internal space constraints will continue to favor PTH over SMT. SigmaTron possesses ball grid array ("BGA") technology and fine pitch SMT at several locations and through SMTU. BGA is used for more complex circuit boards required to perform at higher speeds.

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

MARKETS AND CUSTOMERS

            SigmaTron's customers are in the consumer electronics, gaming, industrial electronics, fitness, telecommunications, automotive and home appliance industries. As of April 30, 2003, the Company had approximately 110 active customers ranging from Fortune 500 companies to small, privately held enterprises.

            The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

                                                                     PERCENT OF NET SALES
                                                                 ------------------------------
                                        TYPICAL                  FISCAL     FISCAL      FISCAL
MARKETS                             OEM APPLICATION               2001       2002        2003
-------                             ---------------              ------     ------      ------

Appliances               Household appliance controls             11.6%      25.6%       34.3%


Gaming                   Slot machines, lighting displays         20.6%      21.3%       23.2%


Industrial Electronics   Motor controls, power supplies           18.8%      20.1%        9.6%


Fitness                  Treadmills, exercise bikes               21.7%      19.1%       15.6%


Consumer Electronics     Carbon monoxide alarms, tanning beds     18.3%      10.0%       15.1%


Telecommunications       Pagers, microphones and modems            6.9%       2.6%         --


Automotive               Automobile interior lighting              2.1%       1.3%        2.2%


Total                                                              100%       100%        100%
                                                                 -----      -----       -----

            For the fiscal year ended April 30, 2003, Spitfire Controls, Inc. and Life Fitness accounted for 27.6% and 15.6%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2002 Spitfire Controls, Inc. and Life Fitness accounted for 21.9% and 18.3%, respectively, of the Company's net sales. In fiscal 2001, Life Fitness and Kidde Safety/Nighthawk Systems Inc. ("NSI") accounted for 21.7% and 15.8%, respectively, of net sales. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

            NSI is a leading U.S. manufacturer of residential carbon monoxide detection systems. NSI and the Company have had a relationship since 1995. Currently NSI and the Company work under a year to year contract. Much of NSI's high volume business has migrated to its wholly owned operation in China. Therefore, NSI's sales to the Company have declined over the past several years. NSI remains an important customer of the Company, but there is no guaranty that business will continue beyond the current expiration of the contract, which is December 31, 2003.

SALES AND MARKETING

            The Company markets its services through 18 independent manufacturers' representative organizations that together currently employ approximately 49 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company. The members of the Company's senior management are actively involved in sales and marketing efforts.

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

            The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. The Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2003 the Company paid approximately $10,360,000 to Standard Components for services provided.

CHINA OPERATIONS

            The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Republic of China, pursuant to which the Company became the lessee of approximately nine U.S. acres. The construction of a manufacturing facility of approximately 80,000 square feet including dormitories will commence soon. The facility is expected to be completed and ready for manufacturing to commence around January 1, 2004.

COMPETITION

            The EMS industry is highly competitive and subject to rapid change. Furthermore, both large and small companies compete in the industry, and many have significantly greater financial resources, more extensive business experience and greater marketing and production capabilities than the Company. Also, foreign companies, especially companies with production operations in the Far East, have substantially lower costs, and thus, may be able to offer their services at lower prices. The significant competitive factors in this industry include price, quality, service, timeliness, reliability, the ability to source raw components, and manufacturing and technological capabilities. The Company believes it can competitively provide all of these services.

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

CONSOLIDATION

            As a result of consolidation and other transactions involving competitors and other companies in the Company's markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements, financing arrangements or other types of transactions. The Company may choose to enter into such transactions at any time, and such transactions could have a material impact on the Company, its business or operations.

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

BACKLOG

            The Company's backlog as of April 30, 2003 was approximately $39,000,000. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 2003 backlog by the end of the 2004 fiscal year. Backlog as of April 30, 2002 totaled $38,236,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

            The Company employed approximately 1,400 people as of April 30, 2003, including 8 engaged in engineering, 1,310 in manufacturing and 82 in administrative and marketing functions.

            The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2003. The Company's Mexican subsidiary has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2004.

            Since the time the Company commenced operations, it has not experienced any work stoppages. The Company believes its relations with both unions and its other employees are good.

RISK FACTORS

            In addition to the other risks identified herein, the Company's business is subject to the following risks:

THE COMPANY'S ABILITY TO SECURE AND MAINTAIN SUFFICIENT CREDIT ARRANGEMENTS IS KEY TO ITS CONTINUED OPERATIONS.

            The ability of the Company to secure and maintain sufficient credit arrangements is key to its continued operations. The Company entered into an Amended Loan and Security Agreement in October 2002, which provides for a revolving credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $9,000,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on September 30, 2004. At April 30, 2003 the Company was in compliance with its financial covenants.

THE COMPANY EXPERIENCES VARIABLE OPERATING RESULTS.

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

            -        Changes in sales mix to customers

            -        Changes in availability and cost of components

            -        Volume of customer orders relative to capacity

            -        Market demand and acceptance of our customers' products

THE COMPANY'S CUSTOMER BASE IS CONCENTRATED.

            Sales to the Company's five largest customers accounted for 68%, 62% and 66% of net sales for the fiscal years ended 2003, 2002 and 2001, respectively. Significant reduction in sales to any of the Company's major customers or the loss of a major customer could have a material impact on the Company's operations. If the Company cannot replace canceled or reduced orders sales will decline, which could have a material impact on the results of operations.

THERE IS VARIABILITY IN THE REQUIREMENTS OF THE COMPANY'S CUSTOMERS.

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

THE COMPANY MUST KEEP CURRENT WITH THE INDUSTRY'S TECHNOLOGICAL CHANGES

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

THE COMPANY HAS INTENSE INDUSTRY COMPETITION.

            The EMS industry is highly fragmented and characterized by intense competition. Many of the Company's competitors have substantially greater experience, as well as greater manufacturing, purchasing, marketing and financial resources than the Company. From time to time, the Company reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, financing arrangements or other types of arrangements. The

Company may choose to enter into such transactions at any time, and such transactions could have a material effect on the Company's business or operations.

THE COMPANY HAS FOREIGN OPERATIONS THAT MAY POSE ADDITIONAL RISKS.

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

            The Company is in the process of expanding its manufacturing operations and is opening an operation in China in order to better support and grow its customer base. It is uncertain whether the China operation will have a material impact, either positive or negative, on the Company's business, financial condition and results of operations. The successful startup of the operation is dependent on the Company's ability to secure financing for the operation in China, to hire and train qualified personnel and to implement an efficient manufacturing environment within a relative short period of time. Other factors could have a material impact on the business, including the political climate, stability of the economy, the need for additional capital to expand operations in China, and effects of public health issues (e.g., Severe Acute Respiratory Syndrome or SARS).

THERE IS A RISK OF FLUCTUATION OF VARIOUS CURRENCIES INTEGRAL TO THE COMPANY'S OPERATIONS.

            The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company's operations and performance. These fluctuations are expected to continue.

THE COMPANY'S EXPERIENCES SEASONALITY OF RESULTS.

            The Company has generally experienced seasonality in quarterly results, with stronger net sales and demand for its products and services historically in its second and third fiscal quarters.

THE AVAILABILITY OF RAW COMPONENTS MAY AFFECT THE COMPANY'S OPERATIONS.

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

THE COMPANY IS DEPENDENT ON KEY PERSONNEL.

            The Company depends significantly on its President and Chief Executive Officer, Gary R. Fairhead, and on other executive officers. The loss of the services of these key employees could have a material impact on the Company's business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company's contract manufacturing business will require that it attract, motivate and retain additional skilled and experienced personnel.

FAVORABLE LABOR RELATIONS IS IMPORTANT TO THE COMPANY.

            The Company currently has labor union contracts with certain of its employees. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company's business, substantially increase the Company's costs or otherwise have a material impact on the Company's results of operations.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD SUBJECT THE COMPANY TO LIABILITY.

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

THE PRICE OF THE COMPANY'S STOCK IS VOLATILE.

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

THE COMPANY HAS MADE INVESTMENTS IN AND ADVANCES TO AFFILIATES.

            The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. ("SMT, Inc."), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company.

            The Company holds subordinated debentures totaling $1,050,000 from SMTU. Debentures totaling $650,000 bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. On November 1, 2002 the Company waived all additional subordinated interest charges until further notice. On May 27, 2003, the Company amended the debenture agreement extending the repayment date from August 1, 2003 to August 1, 2005. As a result of the cancellation of future interest expense and the extension of the loan repayment date the subordinated debentures were deemed to be impaired. The Company determined that the fair value of the future cash flows exceeded the investment by $329,208 at April 30, 2002 and recorded an impairment provision of this amount. Payment of principal and interest on the debentures is subordinated to prior payment in full of SMTU's revolving line of credit.

            SMTU incurred a $13,680 monthly administrative fee in fiscal year 2003, a $24,000 monthly administrative fee for November 2001 through April 2002, and a $28,500 monthly administrative fee prior to November 2001 for administrative services provided by the Company.

            The investment in SMTU is carried at a cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the income or losses in SMTU as an increase or reduction, respectively, of the investment in SMTU.

            In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement Gary R. Fairhead, President and CEO of the Company and Vice President of SMT, Inc. has executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In conjunction with the Company's guaranty agreement one of SMTU's limited partners has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender.

            The Company also has guaranteed lease obligations of approximately $388,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $194,000 for the guaranteed lease obligations.

            The Company's investment and advances to and receivables from SMTU totaled approximately $3,582,000 at April 30, 2003, and no liability has been recorded by the Company related to its guaranty of SMTU's credit agreement.


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

            Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

       LOCATION          SQUARE FEET                    SERVICES OFFERED
       --------          -----------                    ----------------

Elk Grove Village, IL       72,170        Corporate Headquarters, assembly and testing
                                          of PTH, SMT and BGA, box-build, prototyping,
                                          warehousing

Acuna, Mexico              125,250        High volume assembly, and testing of PTH and
                                          SMT, box-build, transformers

Las Vegas, NV               33,400        Automatic insertion and cable assembly, PTH,
                                          SMT and testing

Del Rio, TX                 36,000        Warehouse, portion of which is bonded

Taipei, Taiwan               2,900        Materials procurement, alternative sourcing
                                          assistance and quality control

Huntsville, AL                 *          Just-in-time inventory management and delivery

*There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

            All of the above properties are occupied pursuant to leases of the premises except for the Huntsville, Alabama facility and one manufacturing operation in Acuna, Mexico. The Alabama space is provided under a service agreement. One of the Company's manufacturing facility located in Acuna, Mexico is owned by the Company. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities.

            In addition, SMTU leases two facilities in Fremont and Hollister, California totaling 134,000 square feet. The Company has guaranteed lease payments of approximately $388,000 for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guaranty.

ITEM 3. LEGAL PROCEEDINGS

            During the fiscal year ended April 30, 2002, the Company received a Charge of Discrimination from the Equal Employment Opportunity Commission regarding a former employee claiming unspecified damages resulting in a lawsuit being filed against the Company. The Company believes that it has meritorious defenses to the charges and is defending itself vigorously in this action. Although the charges do not specify a dollar amount, based on information presently available to the Company, the Company believes that the resolution of these charges will not have a material adverse effect on the financial condition or results of the operations of the Company.

            During the fiscal year ended April 30, 2003, a lawsuit was filed by the liquidating trustee of Circuit Systems, Inc. ("CSI") against Gary R. Fairhead, President and CEO of the Company and a former director of CSI ("Fairhead"), and other former directors of CSI, alleging, in part, that Fairhead had breached his fiduciary duty to CSI and its stockholders in a number of respects. Fairhead joined the CSI Board in 1995, resigning in early 2002. Fairhead has requested that the Company (i) indemnify him against all expenses, including legal fees, judgments and amounts paid in settlement actually incurred by him in connection with the SigmaTron lawsuit, and (ii) advance his costs incurred in defending against these claims. The Company is reviewing Fairhead's request, but has not decided under what basis, if any, to provide indemnification or advancement of expenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders in the fourth quarter of fiscal 2003.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  NAME                    AGE                      POSITION
  ----                    ---                      --------

  Gary R. Fairhead        51     President and Chief Executive Officer.
                                 Gary R. Fairhead has been the President of the
                                 Company since January 1990. Gary R. Fairhead is
                                 the brother of Gregory A. Fairhead.

  Linda K. Blake          42     Chief Financial Officer, Vice President -
                                 Finance, Treasurer and Secretary since February
                                 1994.

  Gregory A. Fairhead     47     Executive Vice President - Operations and
                                 Assistant Secretary. Gregory A. Fairhead has
                                 been Executive Vice President since February
                                 2000 and is Assistant Secretary. Mr. Fairhead
                                 was Vice President - Mexican Operations for the
                                 Company from February 1990 to February 2000.
                                 Gregory A. Fairhead is the brother of Gary R.
                                 Fairhead.

  John P. Sheehan         42     Vice President - Director of Materials and
                                 Assistant Secretary since February 1994.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

            The Company's Common Stock is traded on the Nasdaq SmallCap System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 2003 and 2002.

                            Common Stock as Reported
                                    by Nasdaq

Period                         High              Low
------                         ----              ---

Fiscal 2003:
Fourth Quarter               $7.350           $3.650
Third Quarter                 4.800            3.270
Second Quarter                5.090            2.900
First Quarter                 4.250            2.470

Fiscal 2002:
Fourth Quarter               $4.450           $1.560
Third Quarter                 4.650            0.770
Second Quarter                0.970            0.630
First Quarter                 1.850            0.680

            As of July 18, 2003, there were approximately 88 holders of record of the Company's Common Stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,217 beneficial owners of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                          Years Ended April 30
                                      --------------------------------------------------------------
                                                   (In thousands except per share data)

                                         1999         2000         2001         2002         2003
                                      ----------   ----------   ----------   ----------   ----------
Net Sales                             $   88,160   $   88,885   $   80,891   $   84,771   $   93,165

Income (loss) before income tax            2,750        1,360       (1,856)       2,486        8,637
   expense (benefit) and
   extraordinary item

Net income (loss)                          1,697          767       (1,156)       1,542        5,386

Total Assets                              55,276       49,341       50,936       40,851       45,106

Long-term debt and capital lease          23,194       18,364       20,004       11,381        5,067
   obligations (including current
   maturities)

Net income (loss) per common share-   $     0.59   $     0.27   $    (0.40)        0.54         1.87
   basic

Net income (loss) per common share-   $     0.59   $     0.27   $    (0.40)        0.52         1.61
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

            Revenue Recognition - The company's net sales are comprised of product sales and other service revenue. Revenue from electronic manufacturing services, which generally includes cost of material unless the customer provides the material, is recognized upon shipment of goods, which is when title passes to the customer, or in the case of consigned inventory, when placed into the customer's manufacturing process. Certain service revenues are directly related to product assembly and, as such, recognized upon shipment of goods. Other service revenue is recognized as the services are performed and is generally immaterial. The Company allows product returns for repair or replacement. Product returns have historically not been significant.

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

            Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment, including its investment and assets related to its affiliate SMTU whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value.

            In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Option No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 at May 1, 2002, and has determined that adoption did not have a material effect on its results of operations or financial position.

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

OVERVIEW

            SigmaTron International, Inc. (the "Company") operates primarily in one business segment as an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. In connection with the production of its assembled products the Company, its wholly-owned subsidiary, Standard Components de Mexico, S.A., its affiliate, SMT Unlimited L.P. ("SMTU") and its operating branch SigmaTron Taiwan, provide services to their customers including
(1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America and Asia.

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

            As a manufacturing company, the Company includes all fixed manufacturing overhead in cost of products sold. The inclusion of fixed manufacturing overhead in cost of goods sold magnifies the fluctuations in gross profit margin percentages caused by fluctuations in net sales and capital expenditures. Specifically, fluctuations in the mix of consignment and turnkey contracts could have an effect on the cost of goods sold and the resulting gross profit as a percentage of net sales. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. However, turnkey contracts typically have lower gross margins due to the large material content. Historically, more than 90% of the Company's sales have been from turnkey orders.

            In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings and the Company expects such fluctuations to continue. In addition, the Company's second and third quarters have historically been the strongest periods.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 2003 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2002

            Net sales increased 10% to $93,165,149 in fiscal 2003 from $84,770,921 in the prior year. The primary reason for the increase in sales was due to the increased sales volume in the appliance market. Sales can be misleading as an indication of the Company's financial performance. Gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company, specifically the variation of orders for turnkey services versus consignment services. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels and margins. Further, generally, customers' orders can be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. In addition, the ability to replace such delayed or lost sales in a short period of time cannot be assured.

            Gross profit increased to $17,432,533 in fiscal 2003 compared to $10,108,524 in fiscal 2002. The increase in gross profit is primarily related to higher revenue volume and increased capacity utilization. Other factors contributing to the increase in gross profit include product mix, labor cost and component pricing. Gross profit can vary significantly from quarter to quarter. Management continues to re-evaluate and align its overhead structure with current customer requirements.

            Selling and administrative expenses increased from $6,775,308 or 8% of net sales in fiscal 2002 to $8,581,932 or 9.2% of net sales in fiscal 2003. The increase is primarily due to an increase in insurance and bad debt expense and bonus accruals, which was partially offset by a reduction in bank and professional fees.

            Interest expense decreased in fiscal 2003 to $595,673 from $1,434,563 in fiscal 2002. The overall decrease was primarily due to a reduction in the loan balance of the Company's line of credit and a lower interest rate. Interest expense as a percent of sales decreased to .6% of sales compared to 1.7% in the prior fiscal year.

            In fiscal 2003 tax expense was $3,251,551 which resulted in an effective tax rate of 39.1% compared to $943,603 in income tax expense and an effective tax rate of 38% in fiscal 2002.

            As a result of the forgoing, the Company recorded net income of $5,385,716 in fiscal 2003 compared to $1,542,056 in fiscal 2002. Diluted earnings per share for the year ended April 30, 2003 was $1.61 compared to $0.52 in fiscal 2002.

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

            Gross profit increased to $10,108,524 or 12% of net sales in fiscal 2002 compared to $5,065,017 or 6% of net sales in fiscal 2001. The increase in gross profit is the result of several factors including, increased capacity utilization, product mix, labor cost and overhead efficiencies and component pricing. Management continues to re-evaluate and align its overhead structure with current customer requirements.

            Selling and administrative expenses increased from $5,752,984 or 7.1% of net sales in fiscal 2001 to $6,775,308 or 8% of net sales in fiscal 2002. The increase is primarily due to an increase in sales commission expense and bonus accruals, which was partially offset by a reduction in certain insurance expenses.

            Interest expense decreased in fiscal 2002 to $1,434,563 from $1,963,282 in fiscal 2001. The overall decrease was primarily due to a lower interest rate and a reduction in the loan balance of the Company's line of credit. Interest expense as a percent of sales decreased to 1.7% of sales compared to 2.4% on the prior fiscal year.

            In fiscal 2002 tax expense was $943,603, which resulted in an effective tax rate of 38%. In fiscal 2001 the pre-tax loss resulted in a tax benefit of $699,866, which resulted in an effective tax benefit of 37.7%

            As a result of the forgoing, the Company recorded net income of $1,542,056 in fiscal 2002 compared to a net loss of $1,155,764 in fiscal 2001. Diluted earnings per share for the year ended April 30, 2002 was $0.52 compared to a loss of $(.40) in fiscal 2001.

QUARTERLY RESULTS AND SEASONALITY

            Historically, the Company's highest levels of sales are achieved in its second and third quarters. This was due to the seasonal nature of the business for several of the Company's customers. This trend caused the Company to generally experience stronger second and third quarters in each fiscal year. The Company experienced less seasonality in fiscal 2003 compared to prior fiscal years. However, regardless of seasonal fluctuations, there can be no assurance that the Company will be profitable in any particular quarter.

            The Company's results of operations have varied significantly and may continue to fluctuate from quarter to quarter. Operating results are affected by a number of factors, including timing of orders from and shipments to major customers, component pricing and shortages, the volume of orders as related to the Company's capacity, timing of expenditures in anticipation of future sales, price erosion within the electronics industry, capacity utilization, the mix of turnkey and consignment business, competition within the electronic industry, the gain or loss of significant customers and variations in the demand for products in the industries served by the Company. A significant portion of the Company's expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures to compensate for a decline in net sales may magnify the adverse impact of such decline on the Company's results of operations. The Company's customers generally require short delivery cycles. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of orders received during the quarter, which can be difficult to forecast. In addition, variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellations of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results.

LIQUIDITY AND CAPITAL RESOURCES:

            In fiscal 2003 the Company financed operations through cash provided by operating activities. During the period, cash provided by operating activities was primarily related to net income and an increase in accounts payable, which was partially offset by an increase in accounts receivable. Net income increased to $5,385,716 in fiscal 2003 compared to an increase of $1,542,056 in the prior fiscal year.

            The Company paid $1,636,621 in cash for machinery and equipment in fiscal 2003, compared to $724,766 in fiscal 2002. The Company wrote off $515,721 in machinery and equipment in fiscal 2003.

            Net cash used in financing activities of $8,139,335 was primarily used for payments under the line of credit and capital lease obligations.

            The Company entered into an Amended Loan and Security Agreement in October 2002, which provides for a revolving credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $9,000,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires in September 2004. At April 30, 2003 the Company was in compliance with its financial covenants. The outstanding loan balance of $1,653,963 has been classified as a long-term liability in the Company's balance sheet at April 30, 2003.

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

            The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components. The Company provides funding to Standard Components in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2003 the Company paid approximately $10,360,000 to Standard Components for services provided.

            The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. ("SMT, Inc."), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company.

            The Company holds subordinated debentures totaling $1,050,000 from SMTU. Debentures totaling $650,000 bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. On November 1, 2002 the Company waived all additional subordinated interest charges until further notice. On May 27, 2003, the Company amended the debenture agreement extending the repayment date from August 1, 2003 to August 1, 2005. As a result of the cancellation of future interest expense and the extension of the loan repayment date the subordinated debentures were deemed to be impaired. The Company determined that the fair value of the future cash flows exceeded the investment by $329,208 at April 30, 2002 and recorded an impairment provision of this amount. Payment of principal and interest on the debentures is subordinated to prior payment in full of SMTU's revolving line of credit.

            The Company also has guaranteed lease obligations of approximately $388,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $194,000 for the guaranteed lease obligations. SMTU incurred a $13,680 monthly administrative fee in fiscal year 2003, a $24,000 monthly administrative fee for November 2001 through April 2002, and a $28,500 monthly administrative fee prior to November 2001 for administrative services provided by the Company.

            The investment in SMTU is carried at a cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the income or losses in SMTU as an increase or reduction, respectively, of the investment in SMTU.

            In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender. The revolving line of credit expires on July 31, 2004.

            The Company's investment and advances to and receivables from SMTU totaled approximately $3,582,000 at April 30, 2003, and no liability has been recorded by the Company related to its guaranty of SMTU's credit agreement.

            The impact of inflation for the past three fiscal years has been minimal.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            Not applicable.


ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

            The response to this item is included in Item 15(a) of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On October 31, 2001, Registrant's Board of Directors elected to appoint Grant Thornton LLP as its independent auditors, and dismissed Ernst & Young LLP. Such election and dismissal was previously reported in the Company's 8-K dated November 6, 2001. There has been no disagreements with the accountants on accounting or financial disclosure matters during the Company's fiscal years ended April 30, 2003 and 2002.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2003.


ITEM 11. EXECUTIVE COMPENSATION

            The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2003.


ITEM 14. CONTROLS AND PROCEDURES

            The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

            There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)

            The financial statements, including required supporting schedule, are listed in the index to Financial Statements and Financial Schedule filed as part of the Form 10-K on Page F-1.

                                INDEX TO EXHIBITS

         (a)(3)

3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File
         No. 33-72100, dated February 9, 1994.

3.2 Restated By-laws of the Company, adopted on September 24, 1999, and hereby incorporated by reference.

10.1     Form of 1993 Stock Option Plan - filed as Exhibit 10.4 to the Company's
         Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.
*
10.2     Form of Incentive Stock Option Agreement for the Company's 1993 Stock
         Option Plan - filed as exhibit 10.5 to the Company's Registration
         Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.
*
10.3     Form of Non-Statutory Stock Option Agreement for the Company's 1993
         stock Option Plan - filed as Exhibit 10.6 to the Company's Registration
         Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.
*
10.4     1994 Outside Directors Stock Option Plan - filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-72100,
         and hereby incorporated by reference.

10.5 The Company's 1997 Directors' Stock Option Plan - filed as Exhibit A to the Company's 1997 Proxy Statement filed on August 18, 1997 and hereby incorporated by reference.

10.6     Organization Agreement between the Company and other Partners of SMT
         Unlimited L.P. dated September 15, 1994 - filed as Exhibit 10.23 to the
         Company's Form 10-K for the fiscal year ended April 30, 1995 and hereby incorporated by reference.
*
10.7     2000 Outside Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix 1 to the Company's 2000 Proxy Statement filed on August 21, 2000.
*
10.8     2000 Employee Stock Option Plan - filed as Appendix 2 to the Company's
         2000 Proxy Statement filed on August 21, 2000 and hereby incorporated by reference.

10.9     Lease Agreement # 98-106 between SigmaTron International, Inc. and
         International Financial Services dated June 30, 1998 and hereby incorporated by reference filed as Exhibit 10.42 to the Company's Form
         10-Q for the quarter ended July 31, 1998 and hereby incorporated by reference.

10.10    Lease Agreement # 99-048 between SigmaTron International, Inc. and
         International Financial Services dated April 30, 1999 and hereby incorporated by reference.

10.11    Loan and Security Agreement between SigmaTron International, Inc. and
         LaSalle National Bank dated August 25, 1999 filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999 and hereby incorporated by reference.

10.12    Amended and Restated Agreement between Nighthawk Systems, Inc. and
         SigmaTron International Inc., dated January 1, 2000. Filed as Exhibit
         10.25 to the Company's Form 10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.13    Lease Agreement # E004 between SigmaTron International, Inc. and G.E.
         Capital dated May 9, 2000. Filed as Exhibit 10.26 to the Company's Form
         10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.14    Lease Agreement # 00-190 between SigmaTron International, Inc. and
         International Financial Services dated July 18, 2000, filed as Exhibit
         10.27 to the Company's Form 10-Q for the quarter ended October 31, 2000 and hereby incorporated by reference.

10.15    Lease Agreement # GE005 between SigmaTron International, Inc. and
         General Electric Capital Corporation dated December 21, 2000, filed as
         Exhibit 10.28 to the Company's Form 10-Q for the quarter ended January
         31, 2001 and hereby incorporated by reference.

10.16    Lease Agreement # 00-280 between SigmaTron International, Inc. and
         International Financial Services dated December 12, 2000 and hereby incorporated by reference.

10.17    Lease Agreement # 200029352 between SigmaTron International, Inc. and
         Citicorp Vendor Finance, Inc. dated March 15, 2001 and hereby incorporated by reference.

10.18    Amended Loan and Security Agreement between SigmaTron International,
         Inc. and LaSalle National Association, dated October 16, 2002, and hereby incorporated by reference.

22.1     Subsidiaries of the Registrant - filed as Exhibit 22.1 of the Company's
         Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

23.1     Consent of Grant Thornton LLP

23.2     Consent of Ernst & Young LLP

99.1     Certification by the Principal Executive Officer of SigmaTron
         International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2     Certification by the Principal Financial Officer of SigmaTron
         International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         * Indicates management contract or compensatory plan.

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the last quarter of the period covered by this Report.

         (c)      Exhibits

                  The Company hereby files as exhibits to this Report the exhibits listed in Item 15(a)(3) above, which are attached hereto or incorporated herein.

         (d)      Financial Statements Schedules

                  The Company hereby files a schedule to this Report the financial schedules in Item 15, which are attached hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SIGMATRON INTERNATIONAL, INC.

                                         By: /s/ Gary R. Fairhead
                                             ------------------------
                                             Gary R. Fairhead, President
                                             and Chief Executive Officer

                                             Dated:  July 21, 2003

            KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of SigmaTron International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Gary R. Fairhead and Linda K. Blake, and each of them, each of their true and lawful attorneys-in fact and agents; with full power of substitution and resubstitution, for him and in his name, place and stead, in all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.

      Signature                              Title                                     Date
-----------------------      ------------------------------------------------     -------------

/s/ Franklin D. Sove         Chairman of the Board of Directors                   July 21, 2003
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead         President and Chief Executive Officer                July 21, 2003
--------------------         (Principal Executive Officer)
Gary R. Fairhead

/s/ Linda K. Blake           Chief Financial Officer, Secretary and Treasurer     July 21, 2003
------------------           (Principal Financial Officer and Principal
Linda K. Blake               Accounting Officer)

/s/ John P. Chen             Director                                             July 21, 2003
----------------
John P. Chen

/s/ W.L. McClelland          Director                                             July 21, 2003
-------------------
W.L. McClelland

/s/ Thomas W. Rieck          Director                                             July 21, 2003
-------------------
Thomas W. Rieck

/s/ Dilip S. Vyas            Director                                             July 21, 2003
-----------------
Dilip S. Vyas

/s/ Carl Zemenick            Director                                             July 21, 2003
-----------------
Carl Zemenick

                                 CERTIFICATIONS

         I, Gary R. Fairhead, President and Chief Executive of SigmaTron International, Inc., certify that:

         1. I have reviewed this Annual Report on Form 10-K of SigmaTron International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 21, 2003


                                      /s/ Gary R. Fairhead
                                      ------------------------------------------
                                      Gary R. Fairhead
                                      President and Chief Executive Officer of
                                      SigmaTron International, Inc.

         I, Linda K. Blake, Chief Financial Officer, Secretary and Treasurer of SigmaTron International, Inc., certify that:

         1. I have reviewed this Annual Report on Form 10-K of SigmaTron International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 21, 2003


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


                                                                          PAGE

SIGMATRON INTERNATIONAL, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................    F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................    F-3

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
      ASSETS..........................................................    F-4
      LIABILITIES AND STOCKHOLDERS' EQUITY............................    F-5
   CONSOLIDATED STATEMENTS OF OPERATIONS..............................    F-6
   CONSOLIDATED STATEMENT OF CHANGES IN
      STOCKHOLDERS' EQUITY............................................    F-7
   CONSOLIDATED STATEMENTS OF CASH FLOWS..............................    F-8
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................    F-9

FINANCIAL STATEMENT SCHEDULE

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS....................    F-31

SMT UNLIMITED L.P.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................    F-32

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................    F-33

FINANCIAL STATEMENTS

BALANCE SHEETS
      ASSETS..........................................................    F-34
      LIABILITIES AND PARTNERS' EQUITY................................    F-35
   STATEMENTS OF INCOME...............................................    F-36
   STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) EQUITY.................    F-37
   STATEMENTS OF CASH FLOWS...........................................    F-38
   NOTES TO FINANCIAL STATEMENTS......................................    F-39

FINANCIAL STATEMENT SCHEDULE

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS....................    F-49


Financial statement schedules not listed above are omitted because they are not applicable or required.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (a Delaware corporation) and subsidiary as of April 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc. and subsidiary as of April 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of SigmaTron International, Inc. and subsidiary for the years ended April 30, 2003 and 2002. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                              GRANT THORNTON LLP

Chicago, Illinois
June 27, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of SigmaTron International, Inc. for the year ended April 30, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended April 30, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SigmaTron International, Inc. for the year ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended April 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in paragraph three of note R, the Company has not complied with certain covenants of loan agreements with banks. In addition, the Company has significant receivables from, and has guaranteed debt and other obligations of, its equity method affiliate, SMTU (see note F and paragraph four of note R). SMTU's independent auditors added an explanatory paragraph to their report dated June 29, 2001, on SMTU's 2001 financial statements because of uncertainty due to SMTU not being in compliance with certain covenants of its bank loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in note R. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                          ERNST & YOUNG LLP

Chicago, Illinois
June 29, 2001, except for the third paragraph of note R, as to which the date is July 11, 2001

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
APRIL 30,

--------------------------------------------------------------------------------

                     ASSETS                  2003           2002
                                         ------------   ------------

CURRENT ASSETS
   Cash                                  $    383,739   $    344,880
   Accounts receivable, net                12,286,783      9,568,947
   Inventories, net                        12,883,496     12,052,390
   Prepaid and other assets                   628,954        480,127
   Refundable income taxes                    146,822             --
   Deferred income taxes                      214,142        323,940
   Other receivables                           48,772        100,322
                                         ------------   ------------

        Total current assets               26,592,708     22,870,606

MACHINERY AND EQUIPMENT, NET               13,626,187     12,581,595

DUE FROM SMTU
   Investment and advances                    865,846      1,152,826
   Equipment receivable                     2,170,185      2,692,737
   Other receivable                           545,475        835,054

OTHER ASSETS                                1,305,593        718,177
                                         ------------   ------------

        TOTAL ASSETS                     $ 45,105,994   $ 40,850,995
                                         ============   ============

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
APRIL 30,

--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY               2003           2002
                                                             ------------   ------------

CURRENT LIABILITIES
   Trade accounts payable                                    $  7,331,080   $  5,260,132
   Accrued expenses                                             4,137,336      2,514,767
   Income taxes payable                                         1,422,212         17,093
   Notes payable - building                                       250,000             --
   Capital lease obligations                                      802,431        921,444
                                                             ------------   ------------

         Total current liabilities                             13,943,059      8,713,436

NOTES PAYABLE - BANKS                                           1,653,963      9,234,015

NOTES PAYABLE - BUILDING,
   LESS CURRENT PORTION                                         1,454,454             --

CAPITAL LEASE OBLIGATIONS,
   LESS CURRENT PORTION                                           905,995      1,225,034

DEFERRED INCOME TAXES                                           1,185,061      1,225,079
                                                             ------------   ------------

         Total liabilities                                     19,142,532     20,397,564

COMMITMENTS AND CONTINGENCIES                                          --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 500,000 shares
     authorized, none issued and outstanding                           --             --

   Common stock, $.01 par value; 6,000,000 shares
     authorized, 2,933,984 and 2,881,227 shares issued and
     outstanding at April 30, 2003 and 2002, respectively          29,340         28,812
   Capital in excess of par value                               9,560,341      9,436,554
   Retained earnings                                           16,373,781     10,988,065
                                                             ------------   ------------

         Total stockholders' equity                            25,963,462     20,453,431
                                                             ------------   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 45,105,994   $ 40,850,995
                                                             ============   ============


The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30,

--------------------------------------------------------------------------------

                                                             2003            2002            2001
                                                         ------------    ------------    ------------

Net sales                                                $ 93,165,149    $ 84,770,921    $ 80,890,699

Cost of products sold                                      75,732,616      74,662,397      75,825,592
                                                         ------------    ------------    ------------

                                                           17,432,533      10,108,524       5,065,107

Selling and administrative expenses                         8,581,932       6,775,308       5,752,984
                                                         ------------    ------------    ------------

                    Operating income (loss)                 8,850,601       3,333,216        (687,877)

Equity in net income of SMTU                                  (42,228)       (175,470)       (286,468)
Interest expense - banks and capital lease obligations        595,673       1,434,563       1,963,282
Interest income - SMTU and LC                                (340,111)       (411,536)       (511,561)
Loss on receivables with LC                                        --              --           2,500
                                                         ------------    ------------    ------------

                    Income (loss) before income tax
                      expense (benefit)                     8,637,267       2,485,659      (1,855,630)

Income tax expense (benefit)                                3,251,551         943,603        (699,866)
                                                         ------------    ------------    ------------

                    NET INCOME (LOSS)                    $  5,385,716    $  1,542,056    $ (1,155,764)
                                                         ============    ============    ============

Net income (loss) per common share - basic               $       1.87    $       0.54    $      (0.40)
                                                         ============    ============    ============

Net  income (loss) per common share - diluted            $       1.61    $       0.52    $      (0.40)
                                                         ============    ============    ============

Weighted-average shares of common
  stock outstanding
    Basic                                                   2,885,652       2,881,227       2,881,227
                                                         ============    ============    ============

    Diluted                                                 3,355,076       2,967,258       2,881,227
                                                         ============    ============    ============


The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED APRIL 30, 2003

--------------------------------------------------------------------------------

                                                                                            Total
                             Preferred       Common        Capital in      Retained     stockholders'
                               stock          stock      excess of par     earnings        equity
                            ------------   ------------  -------------   ------------   -------------

Balance at May 1, 2000      $         --   $     28,812   $  9,436,554   $ 10,601,773    $ 20,067,139

Net loss                              --             --             --     (1,155,764)     (1,155,764)
                            ------------   ------------   ------------   ------------    ------------

Balance at April 30, 2001             --         28,812      9,436,554      9,446,009      18,911,375

Net income                            --             --             --      1,542,056       1,542,056
                            ------------   ------------   ------------   ------------    ------------

Balance at April 30, 2002             --         28,812      9,436,554     10,988,065      20,453,431

Exercise of options                   --            528        123,787             --         124,315

Net income                            --             --             --      5,385,716       5,385,716
                            ------------   ------------   ------------   ------------    ------------

Balance at April 30, 2003   $         --   $     29,340   $  9,560,341   $ 16,373,781    $ 25,963,462
                            ============   ============   ============   ============    ============


The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30,

--------------------------------------------------------------------------------

                                                            2003            2002            2001
                                                        ------------    ------------    ------------
Cash flows from operating activities
   Net income (loss)                                    $  5,385,716    $  1,542,056    $ (1,155,764)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
      Depreciation                                         2,540,747       1,905,611       1,994,084
      Equity in net income of SMTU                           (42,228)       (175,470)       (286,468)
      Provision for doubtful accounts                       (124,786)         70,004              --
      Provision for inventory obsolescence                        --        (121,500)             --
      Loss on investment and receivables with LC                  --              --           2,500
      Deferred income taxes                                   69,780         114,704        (118,712)
      Changes in assets and liabilities
         Accounts receivable                              (2,593,050)        802,906         167,624
         Inventories                                        (831,106)      5,777,843          66,466
         Prepaid expenses and other assets                   309,824       2,655,359        (925,509)
         Trade accounts payable                            2,070,948      (2,543,452)        961,709
         Trade accounts payable - related parties                 --        (767,075)       (107,094)
         Accrued expenses                                  1,622,569         584,573          18,137
         Other liabilities - related parties                      --        (172,051)        172,051
         Income taxes                                      1,405,119          17,093              --
                                                        ------------    ------------    ------------

            Net cash provided by operating activities      9,813,533       9,690,601         789,024

Cash flows from investing activities
   Proceeds from sale of machinery and equipment               1,282              --              --
   Purchases of machinery and equipment                   (1,636,621)       (724,766)     (1,509,625)
                                                        ------------    ------------    ------------

            Net cash used in investing activities         (1,635,339)       (724,766)     (1,509,625)

Cash flows from financing activities
   Proceeds from exercise of options                         124,315              --              --
   Payments under building notes payable                    (245,546)             --              --
   (Payments) borrowings under
     capital lease obligations                              (438,052)     (1,451,056)      1,752,094
   Net payments under line of credit                      (7,580,052)     (7,172,399)     (1,031,493)
                                                        ------------    ------------    ------------

            Net cash (used in) provided by
              financing activities                        (8,139,335)     (8,623,455)        720,601
                                                        ------------    ------------    ------------

            INCREASE IN CASH                                  38,859         342,380              --

Cash at beginning of year                                    344,880           2,500           2,500
                                                        ------------    ------------    ------------

Cash at end of year                                     $    383,739    $    344,880    $      2,500
                                                        ============    ============    ============

Supplementary disclosures of cash flow information
   Cash paid for interest                               $    592,727    $  1,192,749    $  2,046,348
   Cash paid for income taxes, net of (refunds)            1,881,210        (146,293)         35,161
   Acquisition of machinery and equipment financed
     under capital leases                                         --              --         919,468
   Acquisition of building financed
     under bank notes                                      1,950,000              --              --


The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc. (the "Company") operates primarily in one business segment as an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. In connection with the production of its assembled products, the Company; its wholly-owned subsidiary, Standard Components de Mexico, S.A.; its affiliate, SMT Unlimited L.P. ("SMTU") and its operating branch, SigmaTron Taiwan, provide services to their customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America and Asia.


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

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from companies in the consumer electronics, gaming, fitness, industrial electronics, telecommunications, home appliances and automotive industries. Credit is extended based on evaluation of a customer's financial condition, and generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACCOUNTS RECEIVABLE - CONTINUED

doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management.

MACHINERY AND EQUIPMENT

Machinery and equipment are valued at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Buildings                                                              20 years
Machinery and equipment                                                12 years
Office equipment                                                        5 years
Leasehold improvements                                                 15 years

INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

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

REVENUE RECOGNITION

The Company's net sales are comprised of product sales and other service revenue. Revenue from electronic manufacturing services, which generally includes cost of material unless the customer provides the material, is recognized upon shipment of goods, which is when title passes to the customer, or in the case of consigned inventory, when placed into the customer's manufacturing process. Certain service revenues are directly related to product assembly and, as such, recognized upon shipment of goods. Other service revenue is recognized as the services are performed and is generally immaterial. The Company allows product returns for repair or replacement. Product returns have historically not been significant.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs net, within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs totaled $112,380, $93,150 and $68,600 in fiscal 2003, 2002 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include receivables, notes payable, accounts payable and accrued liabilities. The fair values of financial instruments are not materially different from their carrying values.

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective May 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LONG-LIVED ASSETS - CONTINUED

Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

The Company evaluates the impairment of its long-term receivable relating to the subordinated debenture due from SMTU (see note F) in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". If the Company determines that the fair value of the loan is less than the investment, an impairment loss is recorded.

STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. See note N for additional information regarding these plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of April 30, 2003 there are no issued restricted shares or restricted stock units. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                               2003            2002            2001
                                           ------------    ------------    ------------

Net income (loss), as reported             $  5,385,716    $  1,542,056    $ (1,155,764)

Deduct:  total stock-based employee
   compensation expense determined
   under fair value based method for
   awards granted, modified, or settled,
   net of related tax effects                  (563,018)     (1,090,795)       (108,157)
                                           ------------    ------------    ------------

Pro forma net income (loss)                $  4,822,698    $    451,261    $ (1,263,921)
                                           ============    ============    ============

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK INCENTIVE PLANS - CONTINUED

                                     2003           2002           2001
                                 ------------   ------------   ------------

Earnings per share
   Basic - as reported           $       1.87   $        .54   $       (.40)
   Basic - pro forma                     1.67            .16           (.44)

   Diluted - as reported                 1.61            .52           (.40)
   Diluted - pro forma                   1.44            .15           (.44)

--------------------------------------------------------------------------------

RISKS AND UNCERTAINTIES

The Company's inventories include parts and components that may be specialized in nature or subject to customers' future usage requirements. The Company has programs to minimize the required inventories on hand and actively monitors customer purchase orders and backlog. The Company uses estimated allowances to reduce recorded amounts to market values, such estimates could change in the future.

NEW ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. The implementation of SFAS No. 141 and SFAS No. 142 did not have a material effect on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses a variety of accounting practices. Its provisions related to the rescission of SFAS No. 4, "Reporting Gains and Losses From Extinguishment of Debt," are effective for fiscal years beginning after May 15, 2002. Its provisions related to SFAS No. 13, "Accounting for Leases," are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. SFAS No. 44 was titled "Accounting for Intangible Assets of Motor Carriers." SFAS No. 64 was titled "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS - CONTINUED

The Company adopted the provisions of SFAS No. 145 that were effective as of May 15, 2002. This adoption did not have a material effect on the Company's results of operations or financial position. The Company does not expect adoption of the provisions that are effective for fiscal years beginning after May 15, 2002, to have a material effect on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." It requires recognition of costs associated with exit or disposal activities at the time they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of this statement to have a material effect on its results of operations or financial position.

In November 2002, the Emerging Issues Task Force of the FASB reached consensus on Issue 0216, "Accounting by a Customer for Certain Consideration Received From a Vendor." The consensus reached was that cash consideration from a vendor is presumed to be a reduction of the prices of the vendor's products and should be recognized as a reduction of cost of merchandise sold. It also reached consensus on when a customer should recognize a rebate or refund that is payable when the customer completes a specific level of purchases. Recognition should occur when the rebate or refund is probable and reasonably estimable, and should be based on a systematic and rational method. This is effective for arrangements entered into after November 21, 2002. The Company does not expect adoption to have a material effect on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It is an interpretation of FASB Statement Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not yet determined whether this interpretation would have a material effect on its results of operations or financial position.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS - CONTINUED

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." It amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) were effective for financial statements for fiscal years ending after December 15, 2002, and were adopted by the Company in 2003. This adoption did not have a material effect on the Company's results of operations or financial position. The amendment to SFAS No. 123 in paragraph 2(f) and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of these portions of the statement to have a material effect on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." It is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not believe this interpretation will have a material effect on its results of operations or financial position.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Statement also amends other existing pronouncements in order to achieve more consistent reporting of contracts that are derivatives in their entirety or that contain embedded

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS - CONTINUED

derivatives that warrant special reporting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company is not party to any derivative transactions and does not expect adoption of this statement to have a material effect on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect the adoption of this statement will have a material effect on its results of operations or financial position.

RECLASSIFICATIONS

Certain amounts in the 2001 and 2002 financial statements have been reclassified to conform with the 2003 presentation.


--------------------------------------------------------------------------------

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company's allowance for doubtful accounts are as follows:

                                         2003            2002
                                    ------------    ------------

Beginning balance                   $    194,786    $    124,782
Bad debt expense                              --          65,701
Write-offs                              (124,786)             --
Recoveries                                    --           4,303
                                    ------------    ------------

Ending balance                      $     70,000    $    194,786
                                    ============    ============

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

                                            2003           2002
                                        ------------   ------------
Finished products                       $  3,532,689   $  2,055,222
Work in process                            1,072,298      1,519,873
Raw materials                              8,538,509      8,737,295
                                        ------------   ------------

                                          13,143,496     12,312,390

Less obsolescence reserve                    260,000        260,000
                                        ------------   ------------

                                        $ 12,883,496   $ 12,052,390
                                        ============   ============

--------------------------------------------------------------------------------

NOTE E - MACHINERY AND EQUIPMENT

Machinery and equipment consist of the following at April 30:

                                                     2003           2002
                                                 ------------   ------------

Land and buildings                               $  1,950,000   $         --
Machinery and equipment                            13,642,542     14,064,345
Office equipment                                    1,883,300      1,764,069
Tools and dies                                        268,630        268,630
Leasehold improvements                              2,556,720      2,625,492
Equipment under capital leases                      6,009,840      5,675,143
                                                 ------------   ------------
                                                   26,311,032     24,397,679

Less accumulated depreciation and
  amortization, including amortization of
  assets under capital leases of
  $2,280,767 and $2,235,685 at April 30,
  2003 and 2002, respectively                      12,684,845     11,816,084
                                                 ------------   ------------
                                                 $ 13,626,187   $ 12,581,595
                                                 ============   ============

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE F - INVESTMENT AND ADVANCES WITH SMTU

The Company has a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. The Company owns 50% of the outstanding stock of SMT Unlimited, Inc. ("SMT, Inc."), which is the general partner of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company.

The Company holds subordinated debentures totaling $1,050,000 from SMTU. Debentures totaling $650,000 bear interest at 8%, and debentures totaling $400,000 bear interest at 12%. Accrued interest receivable on the debentures amounted to $525,962 and $474,850 at April 30, 2003 and 2002, respectively. On November 1, 2002 the Company waived all future subordinated interest charges until further notice. On May 27, 2003, the Company amended the debenture agreement extending the repayment date from August 1, 2003 to August 1, 2005. As a result of the waiver of future interest expense and the extension of the loan repayment date the subordinated debentures were deemed to be impaired. The Company determined that the fair value of the future cash flows exceeded the investment by $329,208 at April 30, 2003 and recorded an impairment provision for this amount. Payments of principal and interest on the debentures is subordinated to prior payment in full of SMTU's revolving line of credit.

SMTU incurred a $13,680 monthly administrative fee in fiscal year 2003, a $24,000 monthly administrative fee for November 2001 through April 2002, and a $28,500 monthly administrative fee prior to November 2001 for administrative services provided by the Company.

The investment in SMTU is carried at cost plus equity in undistributed earnings or losses since acquisition. The Company has recorded its share of the income or losses in SMTU as an increase or reduction, respectively, of the investment in SMTU.

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In conjunction with the guaranty agreement, Gary R. Fairhead, President and CEO of the Company and Vice President of SMT, Inc. has executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In conjunction, with the Company's guaranty agreement one of SMTU's limited partners has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender.

The Company also has guaranteed lease obligations of approximately $388,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $194,000 for the guaranteed lease obligations.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE F - INVESTMENT AND ADVANCES WITH SMTU - CONTINUED

The Company's investment and advances to and receivables from SMTU totaled approximately $3,582,000 and $4,680,000 at April 30, 2003 and 2002,
respectively, and no liability has been recorded by the Company related to its guaranty of SMTU's credit agreement.

Summarized financial information for SMTU is as follows at April 30:

                                               2003           2002
                                           ------------   ------------

Current assets                             $  2,775,850   $  4,210,580
Total assets                                  8,293,893     10,958,430
Current liabilities                           2,792,932      3,923,857
Total liabilities                             7,913,788     10,677,686
Partners' equity                                380,105        280,744

                                2003           2002           2001
                            ------------   ------------   ------------

Net sales                   $ 12,659,108   $ 17,521,667   $ 39,907,208
Cost of sales                 10,171,958     16,100,921     35,363,250
Gross profit                   2,487,150      1,420,746      4,543,958
Net income                        99,361        412,872        674,042


NOTE G - NOTES PAYABLE

The Company amended its loan and security agreement in October 2002, that provides for a revolving line-of-credit facility, an $800,000 equipment loan facility, and a $2,000,000 letter-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of
(i) $20,000,000 or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined. At April 30, 2003 and 2002, the Company had outstanding borrowings of $1,653,963 and $9,234,015, respectively.

Borrowings under the revolving line of credit bear interest at the prime rate plus 1.5% (5.75% at April 30, 2003). The Company must also pay an unused commitment fee equal to 0.25% on the revolving credit facility. As of April 30, 2003, the Company had an available line-of-credit of $12,508,691. The revolving line of credit facility matures September 30, 2004. At April 30, 2003, the Company was in compliance with its financial covenants.

Borrowings under the equipment loan bear interest at prime plus 0.5%. The equipment loan matures August 2004. No amounts were outstanding under the equipment loan facility at April 30, 2003.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE G - NOTES PAYABLE - CONTINUED

The loan and security agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by a stock split or dividends pro rata to its stockholders.

--------------------------------------------------------------------------------

NOTE H - ACCRUED EXPENSES

Accrued expenses consist of the following at April 30:

                                               2003           2002
                                           ------------   ------------

Payroll                                    $  1,772,854   $  1,665,618
Bonuses                                       1,942,200        507,500
Interest payable                                 13,575          1,796
Commissions                                      36,998         38,260
Professional fees                               371,709        301,593
                                           ------------   ------------

                                           $  4,137,336   $  2,514,767
                                           ============   ============

--------------------------------------------------------------------------------


NOTE I - RELATED-PARTY TRANSACTIONS AND COMMITMENTS

The Company has transactions with Circuit Systems, Inc., which filed for protection under Chapter 11 of the Federal bankruptcy code, and is now known as Circuit Systems, Inc. Liquidating Grantor's Trust, dated October 14, 2001 ("CSI"), a former shareholder of the Company. CSI divested itself of the investment in common stock of the Company in April 2001. These transactions primarily involved the purchase of raw materials and the leasing of operating space. Purchases of raw materials were zero for the years ended April 30, 2003 and 2002, and approximately $3,598,000 for April 30, 2001. The Company leases space in Elk Grove Village, Illinois, at a base rental of $33,800 per month, with an additional $7,000 per month for property taxes. The lease requires the Company to pay maintenance and utility expenses. In July 2000, the Company exercised its renewal option for an additional five-year period through February

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE I - RELATED-PARTY TRANSACTIONS AND COMMITMENTS - CONTINUED

2006. Subsequent to the renewal agreement, CSI sold the building to a non-related party. The Company's exercise of the renewal option was acknowledged by the new owner. Rent and property tax expense related to the agreement totaled approximately $495,000, $493,000 and $515,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

At April 30, 2003 and 2002, the Company had non-interest-bearing receivables of approximately $114,000 and $183,000, respectively, for advances to a company in which an officer of the Company is an investor. The balance has been recorded as other assets at April 30, 2003 and 2002. This outstanding receivable has been guaranteed by an officer of the Company.

During 1996, the Company invested $1,200 in exchange for a 12% limited partnership interest in Lighting Components, L.P. ("LC") and invested $1,300 in Lighting Components, Inc., which is the general partner of LC, in exchange for 13% of its capital stock. At April 30, 1998, the Company had also made advances to LC in exchange for subordinated debentures and promissory notes totaling $280,000. The subordinated debentures and promissory notes totaling $280,000 were fully reserved at April 30, 1998.

In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000, against which a reserve of $789,000 was recorded. The Company wrote off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, the Company received a $400,000 promissory note receivable from a third party. Payments are due on the promissory note as follows: $125,000 plus accrued interest due January 1, 2002, $125,000 plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. The payment obligations for $125,000 due January 1, 2003 and 2002, plus accrued interest were paid in December 2002 and 2001, respectively. Interest on the promissory note will accrue at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement, the Company will receive its share of the royalty payments. These royalty payments, if any, will be recorded by the Company as received and reflected as payments on the notes.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE J - INCOME TAXES

The income tax provision (benefit) for the years ended April 30 consists of the following:

                                2003           2002            2001
                            ------------   ------------    ------------
Current
     Federal                $  2,654,888   $    417,415    $   (703,734)
     State                       421,535        134,207        (127,672)
     Foreign                     105,348        277,277         250,252
Deferred
     Federal                      59,313         99,998        (103,493)
     State                        10,467         14,706         (15,219)
                            ------------   ------------    ------------

                            $  3,251,551   $    943,603    $   (699,866)
                            ============   ============    ============

The reasons for the differences between the income tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rates to income (loss) before income tax expense for the years ended April 30 are as follows:

                                           2003           2002            2001
                                       ------------   ------------    ------------

Income tax at statutory Federal rate   $  2,936,671   $    845,124    $   (630,914)
Effect of
     State income taxes, net of
       Federal tax benefit                  278,213         88,577         (84,624)
     Other, net                              36,667          9,902          15,672
                                       ------------   ------------    ------------

                                       $  3,251,551   $    943,603    $   (699,866)
                                       ============   ============    ============

Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, 2003 and 2002, are as follows:

                                               2003            2002
                                           ------------    ------------

Allowance for doubtful accounts            $     27,300    $     75,966
Inventory obsolescence reserve                  101,399         176,614
Accruals not currently deductible               128,553         129,327
Prepaid insurance                               (80,615)        (94,918)
Inventory                                        37,505          36,951
                                           ------------    ------------

Net current deferred tax asset             $    214,142    $    323,940
                                           ============    ============

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE J - INCOME TAXES - CONTINUED

Gain on involuntary conversion             $   (224,281)   $   (224,281)
Machinery and equipment                        (983,747)       (981,575)
Partnership in SMTU                            (105,753)        (19,223)
Impairment reserve                              128,720              --
                                           ------------    ------------

Net long-term deferred tax liability       $ (1,185,061)   $ (1,225,079)
                                           ============    ============

--------------------------------------------------------------------------------

NOTE K - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) retirement savings plan, which is available to all non-union U.S. employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to $300. The Company contributed $40,445, $43,745 and $50,942 to the plan during the fiscal years ended April 30, 2003, 2002 and 2001, respectively. The Company paid total expenses of $7,978, $8,139 and $14,968 for the fiscal years ended April 30, 2003, 2002 and 2001, respectively, relating to costs associated with the Plan's administration.


--------------------------------------------------------------------------------

NOTE L - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. See note F for additional information. For the year ended April 30, 2003, two customers accounted for 28% and 16%, respectively, of net sales of the Company, and 21% and 7%, respectively, of accounts receivable at April 30, 2003. For the year ended April 30, 2002, two customers accounted for 22% and 18%, respectively, of net sales of the Company, and 35% and 4%, respectively, of accounts receivable at April 30, 2002. For the year ended April 30, 2001, two customers accounted for 22% and 16%, respectively, of net sales of the Company, and 5% and 11%, respectively, of accounts receivable at April 30, 2001.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE M - LEASES

The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2003:

                                                 Capital          Operating
Years ending April 30,                            leases            leases
----------------------                         -----------       ----------

             2004                              $   933,298       $1,171,080
             2005                                  679,644          583,074
             2006                                  255,688          385,068
             2007                                   49,033          385,068
             2008                                       --          385,068
             Thereafter                                 --          269,034
                                               -----------       ----------
                                                 1,917,663       $3,178,392
                                                                 ==========
Less amounts representing interest                 209,237
                                               -----------
                                                 1,708,426
Less current portion                               802,431
                                               -----------
                                               $   905,995
                                               ===========

The Company subleased the machinery and equipment relating to certain of the above capital lease agreements to its affiliate, SMTU, and recorded equipment financing lease receivables from SMTU. These lease receivables contain the same maturity dates as the minimum lease payments underlying the capital lease agreements. The effective interest rates on these receivables are approximately 2% higher than the effective interest rates (ranging from 9.43% to 14.05%) implicit in the capital lease agreements to cover various administrative expenses of the Company. The equipment lease receivables are collateralized by the underlying machinery and equipment. Management believes the machinery and equipment would be readily usable in the Company's manufacturing operations if necessary.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE M - LEASES - CONTINUED

Future minimum rentals to be received under the subleases related to the equipment lease receivables from SMTU with terms of one year or more are as follows:

Years ending April 30,
----------------------
            2004                                         $ 2,148,612
            2005                                             349,691
            2006                                             147,384
                                                         -----------

                                                           2,645,687
Less amounts representing interest                           475,502
                                                         -----------
                                                         $ 2,170,185
                                                         ===========

As a result of the uncertainty surrounding the timing of collection of these future minimum rentals, the Company has classified these equipment lease receivables as long-term at April 30, 2003 and 2002.

Rent expense incurred under operating leases was approximately $886,000, $836,000 and $851,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

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


--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS

The Company has stock option plans ("Option Plans") under which certain members of management and outside nonmanagement directors may acquire up to 1,303,500 shares of common stock. Options to be granted under the management plans total 967,500, with the nonmanagement director plans allowing for a total of 336,000 options to be granted. At April 30, 2003, the Company has 176,373 shares reserved for future issuance to management under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS - CONTINUED

Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. Management options of 26,900 vest over five years with the remaining 663,470 management options vesting over three years from the date of grant, provided the optionee remains an employee of the Company. Options granted to nonemployee directors are vested on the date of grant.

The Company has elected to follow APB Opinion No. 25 in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method provided for under SFAS No. 123 requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period.

The weighted-average grant date fair value of the options granted during fiscal 2003, 2002 and 2001 was $2.84, $2.31 and $2.02, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:

                                                2003            2002            2001
                                            ------------    ------------    ------------

Expected dividend yield                               .0%             .0%             .0%
Expected stock price volatility                    0.794           1.653           0.612
Average risk-free interest rate                     2.78%           5.48%           5.60%
Weighted-average expected life of options        5 years         5 years         5 years

--------------------------------------------------------------------------------

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS - CONTINUED

The table below summarizes option activity through April 30, 2003:

                                                                    Number of
                                                    Weighted-        options
                                                     average       exercisable
                                    Number of        exercise        at end
                                     options          price          of year
                                   ------------    ------------   ------------

Outstanding at April 30, 2000           660,700            7.08        378,403
Options granted during 2001              91,000            3.54
Options forfeited during 2001           (10,602)           7.31
                                   ------------

Outstanding at April 30, 2001           741,098            6.63        561,205
Options granted during 2002             394,000            2.47
Options forfeited during 2002            (4,605)           6.76
                                   ------------

Outstanding at April 30, 2002         1,130,493            5.16        748,497
Options granted during 2003              72,500            4.36
Options exercised during 2003           (52,757)           2.36
Options cancelled during 2003          (179,000)           7.09
Options forfeited during 2003            (1,866)           4.66
                                   ------------

Outstanding at April 30, 2003           969,370            4.89        833,304
                                   ============

Information with respect to stock options outstanding and stock options exercisable at April 30, 2003, follows:

                                              Options outstanding
                             ------------------------------------------------------
                                 Number         Weighted-average       Weighted-
                             outstanding at         remaining           average
Range of exercise prices     April 30, 2003     contractual life     exercise price
------------------------     --------------     ----------------     --------------

       $  2.20 - 5.63            554,970           8.39 years           $  3.04
          6.25 - 8.44            356,700           6.40 years              6.42
         10.25 - 14.50            57,700           4.79 years             13.25
                               ---------
                                 969,370
                               =========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS - CONTINUED

                                               Options exercisable
                                        ----------------------------------
                                            Number             Weighted-
                                        exercisable at          average
Range of exercise prices                April 30, 2003      exercise price
------------------------                --------------      --------------

    $  2.20 - 5.63                          425,178            $  3.18
    6.25 - 8.44                             350,426               6.41
    10.25 - 14.50                            57,700              13.25
                                           --------
                                            833,304
                                           ========


--------------------------------------------------------------------------------

NOTE O - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          2003             2002              2001
                                                     --------------   --------------    --------------

Net income (loss) available to common stockholders   $    5,385,716   $    1,542,056    $   (1,155,764)
                                                     ==============   ==============    ==============

Weighted-average shares
   Basic                                                  2,885,652        2,881,227         2,881,227
   Effect of dilutive warrants and stock options            469,424           86,031                --
                                                     --------------   --------------    --------------

   Diluted                                                3,355,076        2,967,258         2,881,227
                                                     ==============   ==============    ==============

Basic earnings (loss) per share                      $         1.87   $          .54    $         (.40)

Diluted earnings (loss) per share                    $         1.61   $          .52    $         (.40)

Options to purchase 969,370, 1,130,493 and 741,098 shares of common stock were outstanding at April 30, 2003, 2002 and 2001, respectively. The options outstanding during 2001 were not included in the computation of diluted earnings per share for all or part of the year because the options exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE P - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal 2003, 2002 and 2001.

                                                   First            Second          Third          Fourth
                                                  quarter          quarter         quarter        quarter
                                                ------------    ------------    ------------    ------------
2003
----

Net sales                                       $ 19,236,716    $ 22,584,664    $ 25,499,226    $ 25,844,543
Gross margin                                       2,818,169       3,831,906       4,801,869       5,980,589
Net (loss) income                                    616,201       1,137,368       1,642,944       1,989,203
Net (loss) income per common share
         Basic                                          0.21            0.39            0.57            0.70
         Diluted                                        0.19            0.34            0.49            0.58

2002
----

Net sales                                       $ 17,114,358    $ 25,545,610    $ 22,665,278    $ 19,445,675
Gross margin                                       1,137,104       3,464,521       3,114,202       2,392,697
Net (loss) income                                   (270,842)        923,849         591,361         297,688
Net (loss) income per common share
         Basic                                         (0.09)            .32             .21             .10
         Diluted                                       (0.09)            .32             .21             .09

2001
----

Net sales                                       $ 16,824,889    $ 24,820,234    $ 20,524,857    $ 18,720,719
Gross margin (deficit)                              (129,439)      1,581,732       1,745,253       1,867,561
Net loss                                            (938,104)        (21,584)        (57,774)       (138,302)
Net loss per common share - basic and diluted           (.33)           (.01)           (.02)           (.05)

Amounts for the first three quarters of 2001 differ from the amounts previously reported in 2001. These adjustments resulted in a reduction in revenue and gross margin, net income (loss) and net income (loss) per share of $641,224, $300,000 and $191,000; $359,415, $180,354 and $142,851; and $.13, $.07 and $.05; in the
first, second and third quarters of 2001, respectively.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE Q - LITIGATION

In the normal course of business, the Company is involved in various legal and administrative proceedings. In the opinion of management, any liability resulting from such proceedings will not have a material adverse effect on the financial position or results of operation of the Company.


--------------------------------------------------------------------------------

NOTE R - FINANCIAL CONDITION

In fiscal 2002, the Company experienced an increase in sales as the economy began to recover. This increase in sales accelerated in fiscal 2003. The increase in sales and the Company's continued efforts to control overhead expenses resulted in a profit in fiscal 2003 and 2002. The Company entered into an amended loan agreement that extends to September 30, 2004, and is in compliance with all bank covenants at April 30, 2003.

The Company experienced significantly lower sales and increased losses for the last several months of fiscal 2001. In an effort to mitigate some of its losses, the Company substantially downsized its work force and reduced overhead expenses during fiscal 2001.

The Company was in violation of its pretax income and interest coverage ratio covenants under its bank agreement for the quarters ended July 31, 2000, October 31, 2000, January 31, 2001, and April 30, 2001. On February 1, 2001, the Company entered into a forbearance agreement with its lenders. Under the terms of the agreement, the lenders agreed to forbear from exercising and enforcing their rights until May 31, 2001. On July 11, 2001, the lenders agreed to extend the forbearance agreement until July 31, 2001. The Company operated under the forbearance agreement until November 30, 2001. On December 4, 2001, the original credit agreement was amended and extended to April 30, 2002.

The report of independent auditors, dated June 29, 2001, referring to SMTU's financial statements for the year ended April 30, 2001, contained an explanatory paragraph regarding uncertainty concerning SMTU's ability to continue as a going concern because SMTU had not complied with certain covenants of loan agreements with a bank at April 30, 2001. Subsequent to April 30, 2003, SMTU entered into an amended loan agreement expiring on July 31, 2004.

                                                                     SCHEDULE II

SIGMATRON INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED APRIL 30, 2003

--------------------------------------------------------------------------------

                                                         Additions
                                                 -------------------------
                                    Balance at   Charges to
                                    beginning     costs and      Charge to                        Balance at
                                    of period     expenses    other accounts    Deductions       end of period
                                  ------------   ----------   --------------   ------------      -------------

Year ended April 30, 2003
   Reserves and allowance
      deducted from asset
      accounts
         Allowance for doubtful
            accounts              $    194,786   $         --   $         --   $   (124,786)      $     70,000
         Reserve for obsolete
            inventory                  260,000             --             --             --            260,000

Year ended April 30, 2002
   Reserves and allowance
      deducted from asset
      accounts
         Allowance for doubtful
            accounts              $    124,782   $     70,004   $         --   $         --       $    194,786
         Reserve for obsolete
            inventory                  381,500             --             --       (121,500)           260,000

Year ended April 30, 2001
   Reserves and allowance
      deducted from asset
      accounts
         Allowance for doubtful
            accounts              $    932,459   $         --   $         --   $   (807,677)(1)   $    124,782
         Reserve for obsolete
            inventory                  381,500             --             --             --            381,500
         Reserve against note
            receivable                 280,000             --             --       (280,000)(1)             --

(1) Accounts receivable and investments written off in conjunction with the settlement of amounts with Lighting Components, L.P.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Partners
SMT Unlimited L.P.

We have audited the accompanying balance sheets of SMT Unlimited L.P. as of April 30, 2003 and 2002, and the related statements of income, changes in partners' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SMT Unlimited L.P. for the year ended April 30, 2001, were audited by other auditors, whose report dated June 29, 2001, included an explanatory paragraph relating to a substantial doubt about the Company's ability to continue as a going concern that described the Company's non-compliance with certain covenants of the loan agreements discussed in note L to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMT Unlimited L.P. as of April 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                       GRANT THORNTON LLP

Chicago, Illinois
June 27, 2003, except for the fourth paragraph of note G and the second paragraph of note L, as to which the date is July 9, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Partners
SMT Unlimited L.P.

We have audited the accompanying statements of income, partners' deficit, and cash flows of SMT Unlimited L.P. for the year ended April 30, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended April 30, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SMT Unlimited L.P. for the year ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended April 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in paragraphs three and four of note L, the Company has not complied with certain covenants of loan agreements with a bank. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in paragraphs three and four of note L. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP

Chicago, Illinois
June 29, 2001

SMT UNLIMITED L.P.
BALANCE SHEETS
APRIL 30,

--------------------------------------------------------------------------------


                        ASSETS                            2003           2002
                                                      ------------   ------------

CURRENT ASSETS
   Cash                                               $     41,105   $      2,500
   Accounts receivable, net                              1,346,105      1,719,920
   Inventories, net                                      1,224,529      2,289,630
   Prepaid expenses                                        164,111        198,530
                                                      ------------   ------------

          Total current assets                           2,775,850      4,210,580

MACHINERY AND EQUIPMENT, NET                             5,470,783      6,688,093

OTHER ASSETS
   Deferred financing costs, net of amortization
     of $202,939 and $187,169 at April 30, 2003
     and 2002, respectively                                  4,524         12,043
   Deposits                                                 42,736         47,714
                                                      ------------   ------------

          TOTAL ASSETS                                $  8,293,893   $ 10,958,430
                                                      ============   ============

SMT UNLIMITED L.P.
BALANCE SHEETS - CONTINUED
APRIL 30,

--------------------------------------------------------------------------------

          LIABILITIES AND PARTNERS' EQUITY               2003           2002
                                                     ------------   ------------

CURRENT LIABILITIES
   Trade accounts payable                            $    588,695   $  1,071,413
   Accrued expenses                                       290,205        416,276
   Accrued expenses - related parties                   1,251,069      1,593,759
   Capital lease obligations                              182,848        319,857
   Capital lease obligations - related party              480,115        522,552
                                                     ------------   ------------

          Total current liabilities                     2,792,932      3,923,857

Notes payable - bank                                    1,476,443      2,489,926
   Capital lease obligations, less current portion         33,974        216,822
   Capital lease obligations - related party,
     less current portion                                 458,516        938,631
   Subordinated debentures - related parties            3,151,923      3,049,701
   Notes payable - other                                       --         58,749
                                                     ------------   ------------

          Total liabilities                             7,913,788     10,677,686

COMMITMENTS AND CONTINGENCIES                                  --             --

PARTNERS' EQUITY
   Partners' capital                                      100,000        100,000
   Accumulated income                                     280,105        180,744
                                                     ------------   ------------

          Total partners' equity                          380,105        280,744
                                                     ------------   ------------

          Total liabilities and partners' equity     $  8,293,893   $ 10,958,430
                                                     ============   ============


The accompanying notes are an integral part of these statements.

SMT UNLIMITED L.P.
STATEMENTS OF INCOME
YEARS ENDED APRIL 30,

--------------------------------------------------------------------------------

                                            2003            2002            2001
                                        ------------    ------------    ------------

Net sales                               $ 12,659,108    $ 17,521,667    $ 39,907,208
Cost of sales                             10,171,958      16,100,921      35,363,250
                                        ------------    ------------    ------------

                                           2,487,150       1,420,746       4,543,958

Selling and administrative expenses        1,870,541       2,015,033       2,538,556
                                        ------------    ------------    ------------

        Operating profit (loss)              616,609        (594,287)      2,005,402

Other income (expense)
   Other income (loss)                           189       1,914,754         (51,121)
   Interest expense - bank notes and
     capital lease obligations              (252,362)       (603,782)       (694,530)
   Interest expense - related parties       (265,075)       (303,813)       (585,709)
                                        ------------    ------------    ------------

NET INCOME                              $     99,361    $    412,872    $    674,042
                                        ============    ============    ============


The accompanying notes are an integral part of these statements.

SMT UNLIMITED L.P.
STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) EQUITY
THREE YEARS ENDED APRIL 30, 2003

--------------------------------------------------------------------------------

                                                                        Total
                                   Partners'       Accumulated        partners'
                                    capital     (deficit) income  (deficit) equity
                                 ------------   ----------------  ----------------

Balance at May 1, 2000           $    100,000     $   (504,446)     $   (404,446)

Net income                                 --          674,042           674,042

Distributions                              --         (401,724)         (401,724)
                                 ------------     ------------      ------------

Balance at April 30, 2001             100,000         (232,128)         (132,128)

Net income                                 --          412,872           412,872
                                 ------------     ------------      ------------

Balance at April 30, 2002             100,000          180,744           280,744

Net income                                 --           99,361            99,361
                                 ------------     ------------      ------------

Balance at April 30, 2003        $    100,000     $    280,105      $    380,105
                                 ============     ============      ============


The accompanying notes are an integral part of these statements.

SMT UNLIMITED L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30,

--------------------------------------------------------------------------------

                                                               2003            2002            2001
                                                           ------------    ------------    ------------

Cash flows from operating activities
   Net income                                              $     99,361    $    412,872    $    674,042
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and amortization                             916,026         999,512         799,113
      Changes in operating assets and liabilities
         Accounts receivable                                    373,815         911,804       1,049,762
         Inventories                                          1,065,101       4,998,687        (270,506)
         Due from affiliate                                          --         172,051        (172,051)
         Prepaid expenses                                        34,419          97,504        (115,745)
         Deposits                                                 4,978          (4,978)        (25,732)
         Trade accounts payable                                (482,718)     (3,594,954)        604,611
         Accrued expenses                                      (126,071)        (95,169)       (167,537)
         Accrued expenses - related parties                      97,817       1,381,365        (202,688)
                                                           ------------    ------------    ------------

               Net cash provided by operating activities      1,982,728       5,278,694       2,173,269

Investing activities
   Purchases of machinery and equipment                         (29,482)       (250,585)       (965,897)
                                                           ------------    ------------    ------------

               Net cash used in investing activities            (29,482)       (250,585)       (965,897)

Financing activities
   Partner distributions                                             --              --        (401,724)
   Payments under capital lease obligations                    (842,409)     (2,228,685)     (1,496,177)
   (Payments) proceeds from other notes payable                 (58,749)         58,749              --
   Net (payments) proceeds under note payable - bank         (1,013,483)     (2,858,173)        690,529
                                                           ------------    ------------    ------------

               Net cash used in financing activities         (1,914,641)     (5,028,109)     (1,207,372)
                                                           ------------    ------------    ------------

Change in cash                                                   38,605              --              --

Cash at beginning of period                                       2,500           2,500           2,500
                                                           ------------    ------------    ------------

Cash at end of period                                      $     41,105    $      2,500    $      2,500
                                                           ============    ============    ============

Supplementary disclosures of cash flow information

   Cash paid for interest                                  $    415,563    $  1,005,406    $  1,482,402
   Acquisition of machinery and equipment financed
     under capital leases                                            --              --       2,206,798
  Transfer of machinery and equipment at book value
    to related party                                            338,285              --              --


The accompanying notes are an integral part of these statements.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE A - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

SMT Unlimited L.P. (the "Company") was formed as an Illinois limited partnership on September 15, 1994, by the Patel Group ("Patel"), SigmaTron International, Inc. ("SigmaTron") and a minority partner, and is located in Hollister and Fremont, California. The Company, which operates primarily in one segment, provides surface-mount technology assembly services, primarily to electronic original-equipment manufacturers in the United States. Patel and SigmaTron each contributed capital of $49,500 in exchange for 45% ownership of the Company, and additionally, Patel and SigmaTron formed a new corporation, SMT Unlimited Inc. ("SMT, Inc."), which is the general partner of the Company. SMT, Inc. contributed capital of $1,000 in exchange for a 1% ownership interest. The minority partner vested in the remaining ownership equally over the following five years. During fiscal 1997, Patel and SigmaTron each sold 2.5% of their interest to key employees of the Company.


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

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from companies in the original equipment manufacturers industries. Credit is extended based on evaluation of a customer's financial condition, and generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out method. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of goods sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different then that projected by management.

MACHINERY AND EQUIPMENT

Machinery and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the useful life of the asset.

The estimated useful lives of the fixed assets are as follows:

Machinery and equipment                                             5 - 12 years
Office equipment                                                         5 years
Leasehold improvements                                                  15 years

INCOME TAXES

The Company makes no provision for income taxes, as the partners include their respective shares of the results of the operations on their tax returns.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized by the straight-line method over the life of the related debt.

REVENUE RECOGNITION

The Company's net sales are comprised of product sales and other service revenue earned from engineering and design services. Revenue from product sales is recognized upon shipment of goods, which is when title passes or, in the case of consigned inventory, when placed into the customer's manufacturing process. Certain service revenues are directly related to product assembly and, as such, recognized upon shipment of goods. Other service revenue is recognized as the services are performed. The Company allows product returns for repair or replacement. Product returns have historically not been significant.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective May 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

EQUITY INCENTIVE PLANS

The Company maintains various equity incentive plans. See note K for additional information regarding these plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is recognized for equity option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                               2003            2002            2001
                                           ------------    ------------    ------------

Net income, as reported                    $     99,361    $    412,872    $    674,042
Deduct:  total equity-based employee
   compensation expense determined under
   fair value based method for awards
   granted, modified, or settled, net of
   related tax effects                          (21,712)        (21,713)        (35,463)
                                           ------------    ------------    ------------

Pro forma net income                       $     77,649    $    391,159    $    638,579
                                           ============    ============    ============

--------------------------------------------------------------------------------

RECLASSIFICATIONS

Certain amounts in the 2001 and 2002 financial statements have been reclassified to conform to the 2003 presentations.


--------------------------------------------------------------------------------

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company's allowance for doubtful accounts are as follows:

                                                2003            2002
                                            ------------    ------------

Beginning balance                           $     81,684    $    120,000
Bad debt expense                                  77,759          70,000
Write-offs                                      (109,443)       (108,316)
Recoveries                                            --              --
                                            ------------    ------------

Ending balance                              $     50,000    $     81,684
                                            ============    ============

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE D - INVENTORIES

Inventories consist of the following at April 30:

                                                           2003           2002
                                                       ------------   ------------

Finished goods                                         $    451,887   $    233,650
Work in process                                             169,730        412,102
Raw material, less inventory reserve of $608,820 and
     $494,644 in 2003 and 2002, respectively                602,912      1,643,878
                                                       ------------   ------------

                                                       $  1,224,529   $  2,289,630
                                                       ============   ============


--------------------------------------------------------------------------------

NOTE E - OTHER INCOME

In 2002, other income primarily comprises compensation from one of the Company's customers relating to cancelled purchase order commitments.


--------------------------------------------------------------------------------

NOTE F - MACHINERY AND EQUIPMENT

Machinery and equipment consist of the following at April 30:

                                                      2003           2002
                                                  ------------   ------------

Machinery and equipment                           $  2,125,365   $  3,120,009
Office equipment                                       614,691        596,052
Leasehold improvements                                  59,474         59,474
Equipment under capital leases                       7,176,041      7,136,355
                                                  ------------   ------------

                                                     9,975,571     10,911,890

Less accumulated depreciation and
  amortization, including amortization of
  assets under capital leases of
  $3,533,124 and $2,765,042 at April 30,
  2003 and 2002, respectively                        4,504,788      4,223,797
                                                  ------------   ------------
                                                  $  5,470,783   $  6,688,093
                                                  ============   ============

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE G - DEBT

The Company has $1,300,000 of 8% subordinated debentures and $800,000 of 12% subordinated debentures, with principal and interest due August 1, 2003, to SigmaTron and Patel. Accrued interest on these debentures amounted to $1,051,923 and $949,701 at April 30, 2003 and 2002, respectively. On November 1, 2002 SigmaTron and Patel waived all future subordinated interest charges until further notice. On May 27, 2003, SigmaTron and Patel amended the debenture agreement extending the repayment date to August 1, 2005. The payment of principal and interest on the subordinated debentures is subordinated in right of payment to the prior payment in full of the revolving line of credit.

On July 10, 2002 the Company amended its Loan and Security Agreement ("Agreement") covering the Company's revolving line-of-credit facility. Under the amended terms of the Agreement, the maximum borrowing limit is the lesser of
(i) $5,000,000, or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $2,500,000 or up to 50% of the inventory borrowing base. In conjunction with the amendment the covenant violations were waived. The amended revolving line of credit matures on July 31, 2003. Borrowings under the revolving line of credit bear interest at the bank's prime plus 2% (6.25% at April 30, 2003). The Company is obligated to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the revolving line of credit. The available portion of the line of credit at April 30, 2003 is $210,084.

The Agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of tangible net worth and net income before partnership distributions. As of April 30, 2003 the Company is in compliance with these debt covenants. As described in note L, the Company was in violation of these debt covenants at April 30, 2002.

On July 9, 2003, the Company entered into an amended loan and security agreement extending its provisions to July 31, 2004. The amendment provides that, among other matters, the total commitment was reduced to $3,000,000, the cap on eligible inventory was reduced to $1,500,000 and covenant requirements were amended.

The Agreement also provides for letters of credit up to $500,000. There were no outstanding letters of credit at April 30, 2003 or 2002.

In August 1999, SigmaTron entered into a guaranty agreement with the Company's lender to guarantee the obligation of the Company under its revolving line of credit to a maximum of $2,000,000, plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and Vice President of SMTU have each executed a guaranty to the lender to reimburse SigmaTron for up

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE G - DEBT - CONTINUED

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


--------------------------------------------------------------------------------

NOTE H - LEASES

The Company leases its facilities under operating lease agreements expiring through February 2008. The Company also has various capital lease agreements with SigmaTron and two capital lease agreements with a third party to acquire machinery and equipment.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2003:

                                                Capital           Operating
                                                 leases             leases
                                               -----------       -----------

2004                                           $   758,449       $   630,468
2005                                               379,433           479,079
2006                                               154,417           370,944
2007                                                    --           370,944
2008                                                    --           309,120
                                               -----------       -----------

                                                 1,292,299       $ 2,160,555
                                                                 ===========
Less amounts representing interest                 136,846
                                               -----------
                                                 1,155,453
Less current portion                               662,963
                                               -----------
                                               $   492,490
                                               ===========

Rent expense, including maintenance, property taxes and insurance incurred under operating leases, was approximately $785,000, $762,000 and $572,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE I - RELATED-PARTY TRANSACTIONS

The Company is involved in transactions with SigmaTron. SigmaTron charged the Company a minimum of $28,500 per month from May 1, 2001 to September 30, 2001, and $24,000 per month from October 1, 2001 to April 30, 2002, and $13,680 per month in fiscal year 2003 in administrative fees for various services. The Company paid SigmaTron $210,760, $315,000 and $285,000 in administrative fees for the years ended April 30, 2003, 2002 and 2001, respectively. At April 30, 2003 and 2002, the Company has accrued $-0- for administrative fees not paid by year-end.

The Company paid $476,048 and $821,227 in principal and interest in connection with its capital lease agreements with SigmaTron in 2003 and 2002, respectively. At April 30, 2003, the Company was approximately 22 months delinquent in its lease payments to SigmaTron and has accrued overdue interest of approximately $12,240 in connection with these lease payments. At April 30, 2003 and 2002, the accrued interest related to these lease payments was $133,683 and $362,189, respectively. SigmaTron and Patel have equally guaranteed the Company's operating lease obligation for the Fremont manufacturing facility.

During 2001, SigmaTron received stock on behalf of the Company. The stock was given to SigmaTron by one of the Company's customers in lieu of cash for outstanding receivables. The Company has recorded the market value of the stock outstanding at April 30, 2001, as a due from affiliate on the balance sheet. The stock is classified as a trading security, and accordingly, the unrealized loss is recorded as "other loss" in the accompanying statement of income. During 2001, the Company recorded a realized loss of $8,000 and an unrealized loss of $43,000 related to this stock. As of April 30, 2002, the Company recorded a realized loss of $7,000, which brought the investment to zero.


--------------------------------------------------------------------------------

NOTE J - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the year ended April 30, 2003, four customers accounted for 58% of net sales of the Company and 27% of accounts receivable at April 30, 2003.

For the year ended April 30, 2002, four customers accounted for 87% of net sales of the Company and 75% of accounts receivable at April 30, 2002.

For the year ended April 30, 2001, four customers accounted for 78% of net sales of the Company and 66% of accounts receivable at April 30, 2001.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE K - EMPLOYEE OPTION PLAN

In fiscal 2001, the Company adopted an employee option plan ("Option Plan") under which employees may acquire up to 500,000 units of limited partnership interests. At April 30, 2003, the Company has 157,000 units reserved for future issuance under the Option Plan.

The maximum term of options granted under the Option Plans generally is 10 years. Options granted under the plan shall be deemed to constitute non-qualified equity options. Options forfeited under the Option Plans are available for reissuance. Options granted under this plan are granted at an exercise price equal to or greater than the fair market value of a unit of the Company's limited partnership interest on the date of grant. The general partner administers the plan and determines the vesting period of the options, which may be immediate vesting.

The Company has elected to follow APB Opinion No. 25 in accounting for its employee equity options because, as discussed below, the alternative fair-value accounting method provided for under SFAS No. 123 requires the use of option-valuation models that were not developed for use in valuing employee options. Under APB Opinion No. 25, because the exercise price of the Company's employee options equals the market price of the underlying units on the date of grant, no compensation expense is recognized. For purposes of disclosure of pro forma net income, the estimated fair value of the options is amortized to expense over the option vesting period. See note B Equity Incentive Plan.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with a dividend yield of zero, average risk-free interest rate of 6.28%, and weighted-average expected life of options of 5 years.

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee equity options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

The Company did not grant options during fiscal 2003. During fiscal 2003, 21,000 options were forfeited, leaving 322,000 options outstanding at April 30, 2003. The weighted-average remaining contractual life at April 30, 2003, was 7.13 years. At April 30, 2003, 190,564 options were exercisable at a weighted-average exercise price of $.14 per unit.

SMT UNLIMITED L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE L - FINANCIAL CONDITION

In fiscal 2002, the Company experienced a decrease in sales, which continued in 2003 as the Company continued its efforts to reduce overhead expenses. The continued reduction in overhead expenses and the addition of several orders of labor only services resulted in a profit in fiscal year 2003. The Company was in compliance with financial covenants as of April 30, 2003 and 2002.

On July 9, 2003, the Company entered into an amended loan and security agreement expiring on July 31, 2004. The amendment provides that, among other matters, the total commitment was reduced to $3,000,000 and the cap on eligible inventory was reduced to $1,500,000.

Due to the downturn in the economy, which significantly affected the electronics industry, the Company experienced significantly lower sales and increased losses for the last several months of fiscal 2001. The Company did not anticipate a recovery of sales in the near term. In an effort to mitigate some of its losses, the Company substantially downsized its work force and reduced overhead expenses.

At April 30, 2001, the Company had not complied with certain covenants of loan agreements with banks.

                                                                     SCHEDULE II

SMT UNLIMITED L.P.
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED APRIL 30, 2003

--------------------------------------------------------------------------------

                                                         Additions
                                                 ---------------------------
                                    Balance at    Charges to
                                    beginning     costs and       Charge to                     Balance at
                                    of period      expenses    other accounts   Deductions    end of period
                                  ------------   ------------  --------------  ------------   -------------

Year ended April 30, 2003
   Reserves and allowance
      deducted from asset
      accounts
         Allowance for doubtful
           accounts               $     81,684   $     77,759   $         --   $   (109,443)   $     50,000
         Reserve for obsolete
           inventory                   494,644        114,176             --             --         608,820

Year ended April 30, 2002
   Reserves and allowance
     deducted from asset
     accounts
         Allowance for doubtful
           accounts               $    120,000   $         --   $         --   $    (38,316)   $     81,684
         Reserve for obsolete
           inventory                   107,317        387,327             --             --         494,644

Year ended April 30, 2001
   Reserves and allowance
     deducted from asset
     accounts
         Allowance for doubtful
           accounts               $     60,000   $     60,000   $         --   $         --    $    120,000
         Reserve for obsolete
           inventory                   150,000             --             --        (42,683)        107,317