Form 10-Q
period 2003-07-31
SIGMATRON INTERNATIONAL INC
filed 2003-09-11
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2003

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


Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

On September 8, 2003 there were 3,211,904 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART 1.         FINANCIAL INFORMATION:                                                           Page No.
                                                                                                 --------
     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -- July 31, 2003
                and April 30, 2003                                                                   3

                Condensed Consolidated Statements of Operations -- Three
                Months Ended July 31, 2003 and 2002                                                  4

                Condensed Consolidated Statements of Cash Flows -- Three
                Months Ended July 31, 2003 and 2002                                                  5

                Notes to Condensed Consolidated Financial Statements                                 6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                            9

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          11

     Item 4.    Controls and Procedures                                                             11


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                    11

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets

                                                                   JULY 31,           April 30,
                                                                    2003                2003
                                                                  UNAUDITED            Audited
                                                                -------------       -------------
Current assets:
  Cash                                                          $     714,419       $     383,739
  Accounts receivable, less allowance for doubtful
  accounts of $70,000 at July 31, 2003 and
  April 30, 2003                                                   10,059,473          12,286,783
  Inventories                                                      11,547,494          12,883,496
  Prepaid and other assets                                            902,977             775,776
  Deferred income taxes                                               214,142             214,142
  Other receivables                                                    76,026              48,772
                                                                -------------       -------------

  Total current assets                                             23,514,531          26,592,708

  Property, machinery and equipment, net                           13,454,000          13,626,187

Due from SMTU:
  Investment and advances                                             955,554             865,846
  Equipment receivable                                              2,054,450           2,170,185
  Other receivable                                                    543,010             545,475

  Other assets                                                      1,241,295           1,305,593
                                                                -------------       -------------

  Total assets                                                  $  41,762,840       $  45,105,994
                                                                =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                            5,646,129           7,331,080
  Accrued expenses                                                  2,331,520           4,137,336
  Income taxes payable                                              1,151,946           1,422,212
  Notes payable - other                                               250,000             250,000
  Capital lease obligations                                           732,790             802,431
                                                                -------------       -------------

  Total current liabilities                                        10,112,385          13,943,059

  Notes payable - banks                                                77,910           1,653,963
  Notes payable- other                                              1,390,342           1,454,454
  Capital lease obligations, less current portion                     755,582             905,995
  Deferred income taxes                                             1,185,061           1,185,061
                                                                -------------       -------------

Total liabilities                                                  13,521,280          19,142,532

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                               -                   -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 3,140,127 and 2,933,984 shares issued                  31,401              29,340
    and outstanding at July  31, 2003 and April 30, 2003,
    respectively
  Capital in excess of par value                                   10,528,881           9,560,341
  Retained earnings                                                17,681,278          16,373,781
                                                                -------------       -------------

Total stockholders' equity                                         28,241,560          25,963,462
                                                                -------------       -------------

Total liabilities and stockholders' equity                      $  41,762,840       $  45,105,994
                                                                =============       =============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                    Unaudited


                                                               THREE MONTHS          Three Months
                                                                   ENDED                Ended
                                                               JULY 31, 2003         July 31, 2002
                                                               -------------         -------------
Net sales                                                     $   22,115,372        $   19,236,716
Cost of products sold                                             17,959,775            16,418,547
                                                              --------------        --------------

                                                                   4,155,597             2,818,169

Selling and administrative expenses                                2,135,716             1,753,812
                                                              --------------        --------------

Operating income                                                   2,019,881             1,064,357

Equity in net income of SMTU                                         (52,190)              (55,639)
Interest expense -  Banks and capital lease obligations               62,016               197,622
Interest income -  SMTU and LC                                       (82,804)              (87,791)

                                                              --------------        --------------
Income (loss) before income tax expense                            2,092,859             1,010,165

Income tax expense                                                   785,362               393,964
                                                              --------------        --------------

Net income                                                    $    1,307,497        $      616,201
                                                              ==============        ==============


Net income per common share - Basic                           $         0.44        $         0.21
                                                              ==============        ==============


Net  income per common share - Assuming dilution              $         0.38        $         0.19
                                                              ==============        ==============

Weighted average shares of common stock outstanding
Basic                                                              2,961,515             2,881,227
                                                              ==============        ==============

Diluted                                                            3,425,499             3,275,227
                                                              ==============        ==============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                THREE MONTHS         Three Months
                                                                                  ENDED                 Ended
                                                                                   2003                 2002
                                                                               -------------        -------------
OPERATING ACTIVITIES:
Net income                                                                     $   1,307,497        $     616,201

Adjustments to reconcile net income
to net cash provided by operating activities:
                      Depreciation and amortization                                  506,816              504,537
                      Equity in net income of SMTU                                   (89,708)             (55,639)
Changes in operating assets and liabilities:
                      Accounts receivable                                          2,227,310              245,972
                      Inventories                                                  1,336,002              184,146
                      Prepaid expenses and other assets                              (42,788)            (216,621)
                      Trade accounts payable                                      (1,684,951)            (743,226)
                      Income taxes payable                                          (270,266)             311,281
                      Accrued expenses                                            (1,805,816)            (145,266)
                                                                               -------------        -------------

                    Net cash provided by operating activities                      1,484,096              701,385

INVESTING ACTIVITIES:
                    Purchases of machinery and equipment                            (263,798)            (162,046)
                                                                               -------------        -------------

                    Net cash used in investing activities                           (263,798)            (162,046)


FINANCING ACTIVITIES:
                    Proceeds from exercise of options                                970,601                  -
                    Net payments under note payable obligation                       (64,112)             (64,979)
                    Net payments under capital lease obligations                    (220,054)             (77,147)
                    Net payments under line of credit                             (1,576,053)            (739,593)
                                                                               -------------        -------------

                    Net cash used in financing activities                           (889,618)            (881,719)
                                                                               -------------        -------------

                    Change in cash                                                   330,680             (342,380)

                    Cash at beginning of period                                      383,739              344,880
                                                                               -------------        -------------

                    Cash at end of period                                      $     714,419        $       2,500
                                                                               =============        =============

                    Supplementary disclosures of cash flow information
                       Cash paid for interest                                  $      34,024        $     141,470
                       Cash paid for income taxes, net of (refunds)                  971,424                  -
                       Acquisition of building financed under bank notes                 -              1,950,000


See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2003

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                 July 31,                April 30,
                                                   2003                    2003
                                               ------------            ------------
             Finished products                 $  2,945,685            $  3,532,689
             Work-in-process                      1,401,289               1,072,298
             Raw materials                        7,200,520               8,278,509
                                               ------------            ------------
                                               $ 11,547,494            $ 12,883,496
                                               ============            ============

NOTE C -- LINE OF CREDIT

The Company has a loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined in the loan and security agreement. At July 31, 2003 there was approximately $12,975,000 of unused credit under the terms of the agreement.

In October 2002 the revolving line-of-credit facility was amended. The revolving line-of-credit facility matures in September 2004. The outstanding loan balance of $77,910 has been classified as a long-term liability in the Company's balance sheet at July 31, 2003. At July 31, 2003, the Company was in compliance with its financial covenants under the revolving credit facility.

NOTE D -- STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of July 31, 2003 there are no issued restricted shares or restricted stock units. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                                                      Three Months Ended
                                                                   2003                2002
                                                                -----------        -----------
Net Income, as reported                                         $ 1,307,497        $   616,201

Deduct:  total stock-based employee compensation expense
   determined under fair based method for awards granted,
   modified, or settled, net of related tax effects
                                                                    (66,632)          (102,243)
                                                                -----------        -----------
Pro forma net income                                            $ 1,240,865        $   513,958
                                                                ===========        ===========

                                                                      Three Months Ended
                                                                   2003               2002
                                                                -----------        -----------
Earnings per share
   Basic -- as reported                                         $       .44        $       .21
   Basic -- pro forma                                                   .42                .18

   Diluted -- as reported                                               .38                .19
   Diluted -- pro forma                                                 .36                .16

Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three month periods ended July 31,

2003 and 2002, options to purchase 66,200 and 743,993, respectively, were excluded from the diluted income per share calculations.

CRITICAL ACCOUNTING POLICES

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, and reserves for inventory. Actual results could materially differ from these estimates.

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

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." It is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company believes it is reasonably possible it will have to consolidate its SMTU affiliate beginning August 1, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S., Mexican or Chinese regulations affecting the Company's business; the continued stability of the Mexican and Chinese economic, labor and political conditions; the ability of the Company to manage its growth; expansion to include manufacturing in China; and securing financing for the operation in China. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended July 31, 2003 to $22,115,372 from $19,236,716 for the three month period ended July 31, 2002. Sales increased for the three months ended July 31, 2003 primarily due to an increase in orders from existing customers.

Sales can be misleading as an indication of the Company's financial performance. Gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company, specifically the variation of orders for turnkey services versus consignment services. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels.

Gross profit increased during the three month period ended July 31, 2003 to $4,155,597 or 18.8% of net sales, compared to $2,818,169 or 14.6 % of net sales for the same period in the prior fiscal year. The increase in the Company's gross margin for the three month period ended July 31, 2003 is the result of a number of factors including, overhead efficiencies, component pricing, increased capacity utilization and product mix. While the Company's focus remains on expanding its customer base and increasing gross margins, there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses increased to $2,135,716 or 9.6% of net sales for the three month period ended July 31, 2003 compared to $1,753,812 or 9.1% of net sales in the same period last year. The increase is due to an increase in general insurance, professional fees and bonus expenses for the three month period ended July 31, 2003.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2003 was $62,016 compared to $197,622 for the same period in the prior year. This decrease was attributable to a decrease in the balance outstanding on the Company's line of credit and a decrease in interest rates.

Income tax expense for the period ended July 31, 2003 was $785,362 or an effective rate of 38% compared to an income tax expense of $393,964 or an effect rate of 39% for the same period in the prior year.

As a result of the factors described above, net income increased to $1,307,497 for the three month period ended July 31, 2003 compared to a net income of $616,201 for the same period in the prior year. Basic earnings per share for the first fiscal quarter of 2004 were $0.44 compared to $0.21 for the same period in the prior year. Diluted earnings per share for the first quarter of fiscal 2004 were $0.38 compared to $0.19 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of fiscal 2004 the Company financed operations through cash provided by operating activities. During the period, cash provided by operating activities was primarily related to net income of $1,307,497.

The Company used $263,798 in cash for investing activities in the first quarter of fiscal 2004 to purchase machinery and equipment. The Company anticipates additional machinery and equipment will be purchased during fiscal 2004, which will result in additional cash being used for investing activities.

In conjunction with the Company's China expansion the Company may raise money through a private subordinated debt placement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures, as of the end of such fiscal quarter, were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls During the period covered by this report, there have been no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

                  Exhibit 31.1 -- Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 -- Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 -- Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                  Exhibit 32.2 -- Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K on September 8, 2003 to announce financial results for the quarter ended July 31, 2003.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                             9/11/03
-------------------------------------------------         ----------------------
Gary R. Fairhead                                          Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                               9/11/03
-------------------------------------------------         ----------------------
Linda K. Blake                                            Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)