Form 10-Q
period 2003-10-31
SIGMATRON INTERNATIONAL INC
filed 2003-12-11
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 2003

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

On December 3, 2003 there were 3,579,319 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index



PART 1.     FINANCIAL INFORMATION:                                      Page No.
                                                                        --------

   Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets - October 31, 2003
            and April 30, 2003                                              3

            Condensed Consolidated Statements of Operations - Three
            and Six Months Ended October 31, 2003 and 2002                  4

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended October 31, 2003 and 2002                      5

            Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk     11

   Item 4.  Controls and Procedures                                        11


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               12

                          SigmaTron International, Inc.
                      Condensed Consolidated Balance Sheets

                                                                 OCTOBER 31,
                                                                    2003             April 30,
                                                                 UNAUDITED             2003
                                                               --------------      -------------
CURRENT ASSETS:
  Cash                                                           $ 5,907,488        $   383,739
  Accounts receivable, less allowance for doubtful
  accounts of $70,000 at October 31, 2003 and
  April 30, 2003                                                   9,923,890         12,286,783
  Inventories                                                     12,737,836         12,883,496
  Prepaid and other assets                                         1,231,117            628,954
  Income taxes receivable                                          1,615,908            146,822
  Deferred income taxes                                              214,142            214,142
  Other receivables                                                  194,434             48,772
                                                               --------------      -------------

  Total current assets                                            31,824,815         26,592,708

  Property, machinery and equipment, net                          13,608,319         13,626,187

DUE FROM SMTU:
  Investment and advances                                          1,034,345            865,846
  Equipment receivable                                             1,605,361          2,170,185
  Other receivable                                                   812,793            545,475

  Other assets                                                     1,395,608          1,305,593
                                                               --------------      -------------

  Total assets                                                   $50,281,241        $45,105,994
                                                               ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                           7,028,514          7,331,080
  Accrued expenses                                                 3,067,896          4,137,336
  Income taxes payable                                               -                1,422,212
  Notes payable - other                                              250,000            250,000
  Capital lease obligations                                          670,223            802,431
                                                               --------------      -------------

  Total current liabilities                                       11,016,633         13,943,059

  Notes payable - banks                                              -                1,653,963
  Notes payable- other                                             1,325,103          1,454,454
  Capital lease obligations, less current portion                    601,650            905,995
  Deferred income taxes                                            1,185,061          1,185,061
                                                               --------------      -------------

Total liabilities                                                 14,128,447         19,142,532

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                          -                  -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 3,577,254 and 2,933,984 shares issued                 35,773             29,340
    and outstanding at October  31, 2003 and April 30, 2003,
    respectively
  Capital in excess of par value                                  16,623,009          9,560,341
  Retained earnings                                               19,494,012         16,373,781
                                                               --------------      -------------

Total stockholders' equity                                        36,152,794         25,963,462
                                                               --------------      -------------

Total liabilities and stockholders' equity                       $50,281,241        $45,105,994
                                                               ==============      =============

See accompanying notes.

                         SigmaTron International, Inc.
                Condensed Consolidated Statements Of Operations
                                   Unaudited


                                                            THREE MONTHS        Three Months        SIX MONTHS         Six Months
                                                               ENDED               Ended              ENDED               Ended
                                                          OCTOBER 31, 2003    October 31, 2002   OCTOBER 31, 2003   October 31, 2002
                                                          ----------------    ----------------   ----------------   ----------------
Net sales                                                   $23,769,901         $22,584,664         $45,885,273       $41,821,380
Cost of products sold                                        18,731,527          18,752,758          36,691,302        35,171,305
                                                          ----------------    ----------------   ----------------   ----------------

                                                              5,038,374           3,831,906           9,193,971         6,650,075

Selling and administrative expenses                           2,154,470           1,902,057           4,290,186         3,655,869
                                                          ----------------    ----------------   ----------------   ----------------

Operating income                                              2,883,904           1,929,849           4,903,785         2,994,206

Equity in net income of SMTU                                    (42,329)            (37,320)            (94,519)          (92,959)
Interest expense -  Banks and capital lease obligations          27,768             173,519              89,784           371,141
Interest income -  SMTU and LC                                  (72,031)            (80,698)           (154,835)         (168,489)
                                                          ----------------    ----------------   ----------------   ----------------
Income before income tax expense                              2,970,496           1,874,348           5,063,355         2,884,513

Income tax expense                                            1,157,760             736,980           1,943,122         1,130,944
                                                          ----------------    ----------------   ----------------   ----------------

Net income                                                  $ 1,812,736         $ 1,137,368         $ 3,120,233       $ 1,753,569
                                                          ================    ================   ================   ================

Net income per common share - Basic                               $0.54               $0.39               $0.99             $0.61
                                                          ================    ================   ================   ================

Net  income per common share - Assuming dilution                  $0.52               $0.34               $0.92             $0.53
                                                          ================    ================   ================   ================

Weighted average shares of common stock outstanding
Basic                                                         3,367,289           2,881,227           3,165,511         2,881,227
                                                          ================    ================   ================   ================

Diluted                                                       3,478,249           3,327,727           3,403,659         3,301,477
                                                          ================    ================   ================   ================

See accompanying notes.

                         SigmaTron International, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   Unaudited

                                                                          SIX MONTHS          Six Months
                                                                            ENDED               Ended
                                                                         OCTOBER 31,         October 31,
                                                                            2003                2002
                                                                        ------------        ------------
OPERATING ACTIVITIES:
Net income                                                                $3,120,233          $1,753,569

Adjustments to reconcile net income
to net cash provided by operating activities:
                 Depreciation and amortization                               982,434           1,210,274
                 Equity in net income of SMTU                               (168,499)            (92,959)
Changes in operating assets and liabilities:
                 Accounts receivable                                       2,362,893          (1,745,424)
                 Inventories                                                 145,660             268,260
                 Prepaid expenses and other assets                        (2,034,422)            223,016
                 Trade accounts payable                                     (302,566)          2,167,466
                 Income taxes payable                                     (1,422,212)            362,234
                 Accrued expenses                                         (1,069,440)            511,247
                                                                         ------------        ------------

               Net cash provided by operating activities                   1,614,081           4,657,683

INVESTING ACTIVITIES:
               Purchases of machinery and equipment                         (939,566)         (3,050,782)
                                                                         ------------        ------------

               Net cash used in investing activities                        (939,566)         (3,050,782)


FINANCING ACTIVITIES:
               Proceeds from exercise of options                           3,626,857                 -
               Tax benefit of options exercised                            3,442,244                 -
               Net payments under note payable obligation                   (129,351)          1,824,336
               Net payments under capital lease obligations                 (436,553)             67,889
               Net payments under  line of credit                         (1,653,963)         (3,841,506)
                                                                         ------------        ------------

               Net cash provided by (used in) financing activities         4,849,234          (1,949,281)
                                                                         ------------        ------------

               Change in cash                                              5,523,749            (342,380)

               Cash at beginning of period                                   383,739             344,880
                                                                         ------------        ------------

               Cash at end of period                                      $5,907,488          $    2,500
                                                                         ============        ============

               Supplementary disclosures of cash flow information
                  Cash paid for interest                                  $   21,105          $  263,594
                  Cash paid for income taxes, net of (refunds)             1,297,317             630,000
                  Acquisition of building financed under bank notes               -            1,950,000

          See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc., and its wholly-owned subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                         October 31,              April 30,
                                            2003                    2003
                                     -------------------     -------------------

             Finished products            $ 3,260,852             $ 3,532,689
             Work-in-process                1,239,788               1,072,298
             Raw materials                  8,237,196               8,278,509
                                     -------------------     -------------------
                                          $12,737,836             $12,883,496
                                     ===================     ===================

NOTE C - LINE OF CREDIT

The Company has a loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility is limited to the lesser of: (i) $20,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $9,000,000, or up to 50% of the inventory borrowing base, as defined in the loan and security agreement. At October 31, 2003 there was approximately $12,400,000 of unused credit under the terms of the agreement. There was no outstanding loan balance as of October 31, 2003. At October 31, 2003, the Company was in compliance with its financial covenants under the revolving credit facility.

NOTE D - STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of October 31, 2003 there are no issued restricted shares or restricted stock units. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                             Three Months Ended                       Six Months Ended
                                     ------------------------------------    -----------------------------------
                                          2003                2002                2003                2002
                                     ---------------    -----------------    ----------------    ---------------
Net Income, as reported                 $1,812,736         $1,137,368           $3,120,233          $1,753,569

Deduct:  total stock-based
   employee compensation
   expense determined under
   fair based method for
   awards granted, modified,
   or settled, net of related
   tax effects

                                           (66,632)          (102,243)            (133,264)           (204,486)
                                     ---------------    -----------------    ----------------    ---------------

Pro forma net income                    $1,746,104         $1,035,125           $2,986,969          $1,549,083
                                     ===============    =================    ================    ===============

                                             Three Months Ended                       Six Months Ended
                                     ------------------------------------    -----------------------------------
                                          2003                2002                2003                2002
                                     ---------------    -----------------    ----------------    ---------------
Earnings per share
   Basic - as reported                $       .54       $        .39         $        .99         $       .61
   Basic - pro forma                          .52                .36                  .94                 .54

   Diluted - as reported                      .52                .34                  .92                 .53
   Diluted - pro forma                        .50                .31                  .88                 .50
                                     ===============    =================    ================    ===============

Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three and six month periods ended October 31, 2003 and 2002, all options were dilutive and included in the diluted income per share calculations.

NOTE E - PURCHASE OF BUILDING

On November 19, 2003 the Company purchased the property that serves as the Company's corporate headquarters and its Midwestern manufacturing facility. The Company executed a note with LaSalle Bank N.A. in the amount of $3,600,000. The note bears a fixed interest rate of 5.453% and is payable in sixty monthly installments. A final payment of approximately $2,700,000 is due on or before November 30, 2008.

NOTE F - INCOME TAXES

The Company has recorded tax expense at an anticipated effective rate of approximately 39% for all periods. In addition, the Company has recorded a tax benefit of approximately $3,440,000 associated with tax deductible compensation arising from the exercise of stock options in the first six months of fiscal 2004. The benefit was recorded as a reduction of taxes payable and an increase in additional paid in capital.

CRITICAL ACCOUNTING POLICES

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts and reserves for inventory. Actual results could materially differ from these estimates.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment, including its investment and assets related to its affiliate SMTU whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company has adopted SFAS No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." It is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company believes it is reasonably likely it will have to consolidate its SMTU affiliate for the quarter ending January 31, 2004.

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

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended October 31, 2003 to $23,769,901 from $22,584,664 for the three month period ended October 31, 2002. Net sales for the six months ended October 31, 2003 increased to $45,885,273 from $41,821,380 for the same period in the prior fiscal year. Sales increased for the three and six months ended October 31, 2003 primarily due to an increase in orders from existing customers.

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

Gross profit increased during the three month period ended October 31, 2003 to $5,038,374 or 21.2% of net sales, compared to $3,831,906 or 17.0% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2003 to $9,193,971 or 20.0% of net sales, compared to $ 6,650,075 or 15.9% of net sales for the same period in the prior fiscal year. The increase in the Company's gross margin for the three and six month periods is the result of a number of factors including overhead efficiencies, decrease in component pricing, increased capacity utilization and product mix. While the Company's focus remains on expanding its customer base and increasing gross margins, there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses increased to $2,154,470 or 9.1% of net sales for the three month period ended October 31, 2003 compared to $1,902,057 or 8.4% of net sales in the same period last year. Selling and administrative expenses increased to $4,290,186 or 9.3% of net sales for the six month period ended October 31, 2003 compared to $3,655,869 or 8.7% of net sales in the same period last year. The increase is primarily due to an increase in insurance, professional fees and bonus expense for the three and six month period ended October 31, 2003.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2003 was $27,768 compared to $173,519 for the same period in the prior year. Interest expense for the six month period ended October 31, 2003 decreased to $89,784 from $371,141 compared to the same period in the prior year. This change was attributable to the decrease in the amount outstanding under the Company's credit facility and a decrease in the interest rates.

As a result of the factors described above, net income increased to $1,812,736 for the three month period ended October 31, 2003 compared to $1,137,368 for the same period in the prior year. Basic and dilutive earnings per share for the second fiscal quarter of 2003 were $0.54 and $0.52, respectively, compared to basic and dilutive earnings per share of $0.39 and 0.34, respectively, for the same period in the prior year. For the six months ended October 31, 2003, the Company recorded net income of $3,120,233 compared to $1,753,569 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the six month period ended October 31, 2003 were $0.99 and $0.92, respectively, compared to basic and dilutive earnings per share of $0.61 and $0.53, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of fiscal 2004 the Company financed operations through cash provided by operating activities. During the period, cash provided by operating activities was primarily related to net income of $3,120,233 compared to a net income of $1,753,569 in the prior fiscal year.

The Company used $939,566 in cash for investing activities in the six months ended October 31, 2003. The Company anticipates additional expenditures for the startup of the China manufacturing operation during fiscal 2004, which will result in additional cash being used for investing activities.

In November 2003, the Company decided to terminate its previous announced efforts to raise additional capital. Cash flow from operations and capital raised from the exercise of stock options exceeded forecasts and has allowed the Company to meet its short term capital objectives without additional financing. There were no costs associated with the termination other than legal fees, which were not material. Currently, the Company has no loan amounts outstanding with its banks.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.      CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures, as of the end of such fiscal quarter, were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

During the period covered by this report, there have been no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2003, the Company held its 2003 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2006 Annual Meeting of Stockholders: Thomas W. Rieck and William L. McClelland. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

             Nominee                For         Against      Abstained

         Thomas W. Rieck         3,098,045       5,630           0
      William L. McClelland      3,098,045       5,630           0

The following persons are directors of the Company whose current term extends beyond the 2003 Annual Meeting of Stockholders: John P. Chen, Carl A. Zemenick, Gary R. Fairhead, Franklin D. Sove and Dilip S. Vyas.

The stockholders also voted to approve the ratification of the selection of Grant Thornton LLP as independent auditors for the Company for the fiscal year ended April 30, 2004. A total of 3,097,485 shares were cast for such ratification, 3,290 shares were opposed and 2,900 shares abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          Exhibit 10.19 - Mortgage and Security Agreement between SigmaTron International, Inc. and LaSalle Bank, dated November 17, 2003.

          Exhibit 10.20 - Mortgage Note between SigmaTron International, Inc. and LaSalle Bank, dated November 17, 2003.

          Exhibit 31.1 - Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 - Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 - Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

          Exhibit 32.2 - Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K on December 8, 2003 to announce financial results for the quarter ended October 31, 2003.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                             12/11/03
-----------------------------------------------            ---------------------
Gary R. Fairhead                                           Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                               12/11/03
-----------------------------------------------            ---------------------
Linda K. Blake                                             Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)