Form 10-Q
period 2004-01-31
SIGMATRON INTERNATIONAL INC
filed 2004-03-11
CIK 915358

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2004

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On March 5, 2004 there were 3,748,754 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART 1.         FINANCIAL INFORMATION:                                             Page No.
                                                                                   --------
     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets - January 31, 2004
                and April 30, 2003                                                     3

                Condensed Consolidated Statements of Operations - Three
                and Nine Months Ended January 31, 2004 and 2003                        4

                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended January 31, 2004 and 2003                            5

                Notes to Consolidated Financial Statements                             6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              9

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk            11

     Item 4.    Controls and Procedures                                               12


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                      12


                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets


                                                                       JANUARY 31,
                                                                           2004          April 30,
                                                                        UNAUDITED         2003
                                                                       ------------    ------------
Current assets:
  Cash                                                                 $ 6,758,677     $   424,844
  Accounts receivable, less allowance for doubtful
  accounts of $120,000 at January 31, 2004
  and April 30, 2003, respectively                                      11,427,909      13,632,888
  Inventories                                                           13,862,791      14,108,025
  Prepaid and other assets                                               2,690,646         793,065
  Income taxes receivable                                                2,635,650         146,822
  Deferred income taxes                                                    214,142         214,142
  Other receivables                                                        179,168          48,772
                                                                       -----------     -----------

  Total current assets                                                  37,768,983      29,368,558

  Property, machinery and equipment, net                                22,700,817      19,096,970

  Other assets                                                           1,230,152       1,352,853
                                                                       -----------     -----------

  Total assets                                                         $61,699,952     $49,818,381
                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Trade accounts payable                                               $ 7,034,490     $ 7,919,775
  Accrued expenses                                                       4,996,252       4,953,505
  Income taxes payable                                                           0       1,422,212
  Notes payable - building                                                 430,000         250,000
  Capital lease obligations                                                672,004         985,281
                                                                       -----------     -----------

  Total current liabilities                                             13,132,746      15,530,773

  Notes payable - banks                                                    829,479       1,476,443
  Notes payable- building                                                4,648,715       3,108,417
  Capital lease obligations, less current portion                          458,032         939,967
  Subordinated debenture payable                                         1,050,000       1,050,000
  Deferred income taxes                                                  1,185,061       1,185,061
                                                                       -----------     -----------
  Total long-term liabilities                                            8,171,287       7,759,888
                                                                       -----------     -----------

Total liabilities                                                       21,304,033      23,290,661

Minority interest in affiliate                                             396,886         218,560
                                                                       -----------     -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                      -               -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 3,748,754 and 2,933,984 shares issued and
    outstanding at January  31, 2004 and April 30, 2003,
    respectively                                                            37,488          29,340
  Capital in excess of par value                                        19,039,432       9,560,341
  Retained earnings                                                     20,922,113      16,719,479
                                                                       -----------     -----------

Total stockholders' equity                                              39,999,033      26,309,160
                                                                       -----------     -----------

Total liabilities, minority interest and stockholders'                 $61,699,952     $49,818,381
                                                                       ===========     ===========


See accompanying notes.

                         SIGMATRON INTERNATIONAL, INC.
                Condensed Consolidated Statements Of Operations
                                   Unaudited


                                                           THREE MONTHS       Three Months       NINE MONTHS         Nine Months
                                                              ENDED              Ended                ENDED             Ended
                                                         JANUARY 31, 2004   January 31, 2003    JANUARY 31, 2004   January 31, 2003
                                                         --------------------------------------------------------------------------
Net sales                                                $ 23,906,176         $ 27,879,095        $ 75,266,852      $ 77,010,647
Cost of products sold                                      19,459,181           22,810,115          60,547,366        63,694,707
                                                         ------------         ------------        ------------      ------------

Gross profit                                                4,446,995            5,068,980          14,719,486        13,315,940

Selling and administrative expenses                         2,372,841            2,396,446           7,401,512         7,083,586
                                                         ------------         ------------        ------------      ------------

Operating income                                            2,074,154            2,672,534           7,317,974         6,232,354

Interest expense - Banks and capital lease obligation          95,409              226,716             302,830           944,747
Interest income                                               (78,951)             (66,563)           (233,786)         (235,052)

                                                         ------------         ------------        ------------      ------------
Income before income tax expense                            2,057,696            2,512,381           7,248,930         5,522,659

Minority interest in income (loss) of related entity           50,446             (111,905)            178,324            13,862

Income tax expense                                            814,410              981,340           2,757,532         2,112,284
                                                         ------------         ------------        ------------      ------------

Net income                                               $  1,192,840         $  1,642,946        $  4,313,074      $  3,396,513
                                                         ============         ============        ============      ============


Net income per common share - Basic                      $       0.33         $       0.57        $       1.30      $       1.18
                                                         ============         ============        ============      ============


Net  income per common share - Assuming dilution         $       0.33         $       0.49        $       1.22      $       1.02
                                                         ============         ============        ============      ============

Weighted average shares of common stock outstanding
Basic                                                       3,621,451            2,881,227           3,317,420         2,881,227
                                                         ============         ============        ============      ============

Diluted                                                     3,655,200            3,355,227           3,521,565         3,319,394
                                                         ============         ============        ============      ============



See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited


                                                                         NINE MONTHS      Nine Months
                                                                            ENDED            Ended
                                                                         JANUARY 31,      January 31,
                                                                             2004            2003
                                                                         ------------     ------------
OPERATING ACTIVITIES:
Net  income                                                               $ 4,313,074      $ 3,396,513

Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation                                               1,965,458          965,799
                 Loss on disposal of fixed assets                                   -          330,901
                 Equity in net income of SMTU                                (110,440)            (106)
Changes in operating assets and liabilities:
                 Accounts receivable                                        2,204,979       (1,278,015)
                 Inventories                                                  245,234         (371,594)
                 Prepaid expenses and other assets                         (1,905,276)        (499,919)
                 Refundable income taxes                                   (2,488,828)               -
                 Minority interest in affiliate                               178,326           13,861
                 Income taxes payable                                      (1,422,212)         859,144
                 Trade accounts payable                                      (885,285)       2,281,080
                 Accrued expenses                                              42,747          517,719
                                                                          -----------      -----------

               Net cash provided by operating activities                    2,137,777        6,215,383

INVESTING ACTIVITIES:
               Purchases of property, machinery and equipment              (5,569,305)      (1,647,958)
                                                                          -----------      -----------
               Net cash used in investing activities                       (5,569,305)      (1,647,958)


FINANCING ACTIVITIES:
               Proceeds from exercise of options                            4,310,086                -
               Tax benefit of options exercised                             5,177,153                -
               Net proceeds  under note payable obligation                  1,720,298        1,762,849
               Net payments under line of credit                             (646,964)      (6,186,050)
               Net payments under capital lease obligations                  (795,212)        (486,604)
                                                                          -----------      -----------

               Net cash provided by (used) in financing activities          9,765,361       (4,909,805)

               Change in cash                                               6,333,833         (342,380)
               Cash at beginning of period                                    424,844          347,380
                                                                          -----------      -----------

               Cash at end of period                                      $ 6,758,677      $     5,000
                                                                          ===========      ===========

               Supplementary disclosures of cash flow information
                 Cash paid for interest                                   $   220,028      $   727,174
                 Cash paid for income taxes, (net of refunds)               1,295,830        1,027,443
                  Acquisition of buildings financed under notes             3,600,000        1,950,000


               See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc., and its wholly-owned subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company adopted the provisions of FASB Interpretation No. 46, ("FIN 46") Consolidation of Variable Interest Entities as of November 1, 2003 as it relates to its 42.5% owned affiliate SMT Unlimited L.P. ("SMTU") and consolidated SMTU from the earliest date reported. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                       January 31,          April 30,
                                          2004                2003
                                       ------------         ------------
          Finished products             $ 3,366,601         $ 3,984,576
          Work-in-process                 1,709,895           1,282,689
          Raw materials                   8,786,295           8,840,760
                                        -----------         -----------
                                        $13,862,791         $14,108,025
                                        ===========         ===========


NOTE C - LINE OF CREDIT

In January, 2004 the Company amended its loan and security agreement that provides for a revolving line-of-credit facility. The maximum borrowing limit under the revolving line-of-credit facility has been reduced from (i) $20,000,000 to $13,000,000. The reduction in the maximum borrowing limit was implemented to reduce fees associated with the agreement. At January 31, 2004 there was approximately $12,900,000 of unused credit available under the terms of the agreement. There was no outstanding loan balance under the loan and security agreement as of January 31, 2004. At January 31, 2004, the Company was in compliance with its financial covenants under the agreement.

NOTE D - STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of January 31, 2004 there are no issued restricted shares or restricted stock units issued. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.


                                             Three Months Ended                      Nine Months Ended
                                        ---------------------------             -------------------------
                                          2004              2003                  2004           2003
                                        ----------       ----------             ----------     ----------
Net Income, as reported                 $1,192,840       $1,642,946             $4,313,074     $3,396,513

Deduct:  total stock-based
   employee compensation
   expense determined under
   fair based method for
   awards granted, modified,
   or settled, net of related
   tax effects

                                           (66,632)        (102,243)              (199,896)      (306,729)
                                        ----------       ----------             ----------     ----------

Pro forma net income                    $1,126,208       $1,540,703             $4,113,178     $3,089,784
                                        ==========       ==========             ==========     ==========



                                      Three Months Ended             Nine Months Ended
                                     --------------------          ---------------------
                                       2004         2003             2004         2003
                                     -------      -------          --------      -------
Earnings per share
   Basic - as reported                $  .33       $  .57          $  1.30       $  1.18
   Basic - pro forma                     .31          .53             1.24          1.07

   Diluted - as reported                 .33          .49             1.22          1.02
   Diluted - pro forma                   .31          .46             1.17           .93
                                      ======       ======          =======       =======

Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three and nine month periods ended January 31, 2004 and 2003, all options were dilutive and included in the diluted income per share calculations.

NOTE E - INCOME TAXES

The Company has recorded tax expense at an anticipated effective rate of approximately 39% for all periods. In addition, the Company has recorded a tax benefit of approximately $5,175,000 associated with tax deductible compensation arising from the exercise of stock options in the first nine months of fiscal 2004. The benefit was recorded as a reduction of taxes payable and an increase in additional paid in capital.

NOTE F - VARIABLE INTEREST ENTITIES

As disclosed in our second quarter Form 10-Q, the Company has subsequently evaluated the impact of adopting FIN 46 as it relates to our 42.5% owned affiliate SMTU. The Company determined it was the primary beneficiary under the interpretive guidance of FIN 46 and, consequently, SMTU is consolidated for all periods presented and reflects a minority interest of 57.5%. The effects of consolidating SMTU into the Condensed Consolidated Balance Sheet was to increase current assets, property, machinery and equipment and other assets by approximately $4,550,000 and a net increase in long-term debt, other liabilities and minority interests by approximately $4,550,000. The consolidation of SMTU had no impact on net income for the three and nine months ended January 31, 2004. The cumulative effect on the Condensed Consolidated Statement of Operations as of the beginning of the fiscal year was insignificant.

CRITICAL ACCOUNTING POLICES

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts and reserves for inventory. Actual results could materially differ from these estimates.

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

NEW ACCOUNTING STANDARDS

In January 2003, FIN 46 is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46 as of November 1, 2003 as it relates to its 42.5% owned affiliate SMTU.

The accompanying financial statements also include the financial position and results of operations and cash flows for the Company's 42.5% owned affiliate, SMTU, with the remaining 57.5% reflected as a "minority interest." Previously the Company had reflected such investment on the equity method. However, as discussed in Note F, the Company adopted the provision of FIN 46 for its investment in SMTU and has restated all periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S., Mexican, Chinese or Taiwan regulations affecting the Company's business; the continued stability of the Mexican and Chinese economic, labor and political conditions; the ability of the Company to manage its growth; expansion to include manufacturing in China; and securing financing for the operation in China. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

RESULTS OF OPERATIONS:

Net sales decreased for the three month period ended January 31, 2004 to $23,906,176 from $27,879,095 for the three month period ended January 31, 2003. Net sales for the nine months ended January 31, 2004 decreased to $75,266,852 from $77,010,647 for the same period in the prior fiscal year. Sales decreased for the three and nine months ended January 31, 2004 primarily due to a decrease in revenues from existing customers. In particular in the three month period the Company recorded lower revenues from its Las Vegas operation and had price reductions to customers.

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

Gross profit decreased in absolute dollars during the three month period ended January 31, 2004 to $4,446,995 compared to $5,068,980 for the same period in the prior fiscal year. Gross profits increased as a percentage to net sales to 18.6% for the three month period ended January 31, 2004 from 18.1% for the same period in the prior fiscal year. Gross profit increased for the nine month period ended January 31, 2004 to $14,719,486 or 19.6% of net sales, compared to $13,315,940 or 17.3% of net sales for the same period in the prior fiscal year. The fluctuation in the Company's gross margin for the three and nine month period is the result of a number of factors including labor cost and overhead efficiencies, product mix, increased capacity utilization and component pricing. Management continues to re-evaluate and align its overhead structure with current customer requirements. While the Company's focus remains on expanding its customer base and increasing gross margins, there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses decreased by $23,605 to $2,372,841for the three month period ended January 31, 2004 compared to $2,396,446 in the same period last year. Selling and administrative expenses increased to $7,401,512 or 9.8% of net sales for the nine month period ended January 31, 2004 compared to $7,083,586 or 9.2% of net sales in the same period last year. The increase for the nine month period ended January 31, 2004 is primarily due to increases in legal, advertising and bonus expense.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2004 was $95,409 compared to $226,716 for the same period in the prior year. Interest expense for the nine month period ended January 31, 2004 decreased to $302,830 from $944,747 compared to the same period in the prior year. This decrease was attributable to a decrease in the amount outstanding under the credit facility and interest rates.

As a result of the factors described above, net income decreased to $1,192,840 for the three month period ended January 31, 2004 compared to $1,642,946 for the same period in the prior year. Basic and dilutive earnings per share for the third fiscal quarter of 2004 were $0.33 compared to basic and dilutive earnings per share of $0.57 and $0.49, respectively, for the same period in the prior year. For the nine months ended January 31, 2004, the Company recorded net income of $4,313,074 compared to $3,396,513 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the nine month period ended January 31, 2004 were $1.30 and $1.22, respectively, compared to basic and dilutive earnings per share of $1.18 and $1.02, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the third quarter of fiscal 2004 the Company financed operations through cash provided by operating activities. During the nine month period, cash provided by operating activities was primarily related to net income of $4,313,074. In addition, the Company has recorded a tax benefit of approximately $5,175,000 associated with tax deductible compensation arising from the exercise of stock options in the first nine months of fiscal 2004. The benefit was recorded as a reduction of taxes payable and an increase in additional paid in capital.

The Company used $5,569,305 for investing activities in the nine months ended January 31, 2004, which included $3,600,000 for the purchase of the Company's corporate headquarters and its Midwestern manufacturing facility, which was financed. The Company anticipates additional expenditures for the startup of the China manufacturing operation during fiscal 2004, which will result in additional cash being used for investing activities. Capital raised from the exercise of stock options for the nine month period ended January 31, 2004 was approximately $4,300,000. In addition, the Company has recorded a tax benefit of approximately $5,175,000 associated with tax deductible compensation arising from the exercise of stock options in the first nine months of fiscal 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit 10.21 - Amended Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank, dated January 31, 2004.

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

(b) Reports on Form 8-K:

        The Company filed a report on Form 8-K on March 8, 2004 to announce financial results for the quarter ended January 31, 2004.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                               3/11/04
-----------------------------------------                     ------------------
Gary R. Fairhead                                                   Date
President and CEO
(Principal Executive Officer)


/s/ Linda K. Blake                                                 3/11/04
-----------------------------------------                     ------------------
Linda K. Blake                                                     Date
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)