Form 10-K
period 2004-04-30
SIGMATRON INTERNATIONAL INC
filed 2004-07-20
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the fiscal year ended April 30, 2004

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ----------- to -----------.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $68,611,732, based on the closing sale price of $19.18 per share as reported by Nasdaq Small Cap Market as of such date.

The number of outstanding shares of the registrant's Common Stock, as of July 9, 2004, was 3,750,954.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2004, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

       ITEM 1.         BUSINESS.............................................................................   3
       ITEM 2.         PROPERTIES...........................................................................  11
       ITEM 3.         LEGAL PROCEEDINGS....................................................................  12
       ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  12
       ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT.................................................  12

PART II

       ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................................  13
       ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA.................................................  14
       ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS................................................  14
       ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK..................................................................  20
       ITEM 8.         FINANCIAL STATEMENT AND SUPPLEMENTARY DATA...........................................  20
       ITEM 9.         CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE................................................  20
       ITEM 9A.        CONTROLS AND PROCEDURES..............................................................  20

PART III

       ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  20
       ITEM 11.        EXECUTIVE COMPENSATION...............................................................  20
       ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................................  20
       ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  21
       ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES...............................................  21

PART IV

       ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                         ON FORM 8-K........................................................................  21

SIGNATURES    ..............................................................................................  25

                                     PART 1

ITEM 1.  BUSINESS

CAUTIONARY NOTE:

      In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. its wholly owned subsidiary Standard Components de Mexico S.A., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. ("SigmaTron China"), its 42.5% owned affiliate SMT Unlimited L.P. ("SMTU") and its procurement branch SigmaTron Taiwan (the "Company") and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; regulatory compliance; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the Mexican and Chinese economic systems, labor and political conditions; and the ability of the Company to manage its growth; including its recent expansion into China. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW

      The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan.

      The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of boxbuild electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various marketplaces, particularly appliance, consumer electronics, gaming, fitness, industrial electronics, telecommunications and automotive.

      The Company operates manufacturing facilities in Elk Grove Village, Illinois; Las Vegas, Nevada; Acuna, Mexico; and Wujiang, China. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Las Vegas, Nevada; Acuna, Mexico; and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama. In addition, the Company's 42.5% owned affiliate, SMTU, provides EMS in Fremont, California.

      The Company is a Delaware corporation which was organized on November 16, 1993 and commenced business when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.

PRODUCTS AND SERVICES

      The Company provides a broad range of manufacturing related outsourcing solutions for its customers on both a turnkey basis (material purchased by the Company) and consignment basis (material provided by the customer). These solutions incorporate the Company's knowledge and expertise in the EMS industry to provide its customers with advanced manufacturing technologies, high quality, and responsive and flexible manufacturing services. The Company's EMS solutions provide services from product inception through the ultimate delivery of a finished good. Such technologies and services include the following:

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

      The Company believes that its ability to source and procure competitively priced, quality components is critical to its ability to effectively compete. In addition to obtaining materials in North America, the Company utilizes its Taiwanese procurement office and agents to source materials from the Far East. The Company believes this office allows it to more effectively manage its relationships with key suppliers in the Far East by allowing it to respond more quickly to changes in market dynamics, including fluctuations in price, availability and quality.

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

      The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers because it believes that SMT will not entirely eliminate the need for PTH technology. The Company believes that OEMs with products not limited by internal space constraints will continue to favor PTH over SMT. SigmaTron is also capable of assembling fine pitch and ball grid array ("BGA") components. BGA is used for more complex circuit boards required to perform at higher speeds.

      In addition to printed circuit board assemblies, the Company also manufactures DC-to-AC inverters, coils, transformers and cable and harness assemblies. These products are manufactured using both automated and semi-automated preparation and insertion equipment and manual assembly techniques. The Company also offers boxbuild services, which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products.

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

MARKETS AND CUSTOMERS

      The company's customers are in the appliance, gaming, industrial electronics, fitness, telecommunications, consumer electronics and automotive industries. As of April 30, 2004, the Company had approximately 160 active customers ranging from Fortune 500 companies to small, privately held enterprises.

      The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

                                                                  PERCENT OF NET SALES
                                                                ------------------------
                                       TYPICAL                  FISCAL   FISCAL   FISCAL
       MARKETS                     OEM APPLICATION               2002     2003     2004
       -------                     ---------------              ------   ------   ------
Appliances               Household appliance controls             21.2%    30.2%    36.4%

Gaming                   Slot machines, lighting displays         17.7     21.3     17.9

Industrial Electronics   Motor controls, power supplies           19.3     10.1     13.8

Fitness                  Treadmills, exercise bikes               15.8     13.7     13.4

Telecommunications       Pagers, microphones and modems           16.6      9.5     10.9

Consumer Electronics     Carbon monoxide alarms, tanning beds      8.3     13.3      7.1

Automotive               Automobile interior lighting              1.1      1.9       .5
                                                                ------   ------   ------
Total                                                              100%     100%     100%

      For the fiscal year ended April 30, 2004, Spitfire Controls, Inc. and Life Fitness accounted for 35.7% and 13.0%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2003, Spitfire Controls, Inc. and Life Fitness accounted for 27.2% and 13.3%, respectively, of the Company's net sales. In fiscal 2002, Spitfire Controls, Inc. and Life Fitness accounted for 20.7% and 15.2%, respectively, of net sales. The Company expects that these customers as a group will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

SALES AND MARKETING

      The Company markets its services through 18 independent manufacturers' representative organizations that together currently employ approximately 49 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company's senior management are actively involved in sales and marketing efforts and the Company has 5 direct sales people.

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

MEXICO OPERATIONS

      The Company's wholly owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1969. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

      The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components de Mexico, S.A. The Company provides funding to Standard Components de Mexico, S.A. in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2004 the Company paid approximately $9,400,000 to Standard Components de Mexico, S.A. for services provided. At April 30, 2004 the Mexican operation had approximately 900 employees.

CHINA OPERATIONS

      The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Republic of China, pursuant to which the Company became the lessee of approximately nine U.S. acres. The term of the land lease is 50 years. A manufacturing plant and dormitories were built during fiscal 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require it. SigmaTron China operates as the Company's wholly owned foreign enterprise.

      During the fourth quarter the plant started prototype and pilot production in order to gain customer approval of our processes. Production is planned to slowly ramp up during fiscal 2005. The plant has also started the process of obtaining ISO registration. At April 30, 2004 the China operation had 43 employees.

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

      There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company's business, financial condition or results of operations. The introduction of lower priced competitive products or significant price reductions by the Company's competitors could result in price reductions that would adversely affect the Company's business, financial condition, and results of operations, as would the introduction of new technologies which render the Company's manufacturing process technology less competitive or obsolete.

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

BACKLOG

      The Company's backlog as of April 30, 2004 was approximately $38,600,000. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the April 30, 2004 backlog by the end of the 2005 fiscal year. Backlog as of April 30, 2003 totaled approximately $39,000,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.

EMPLOYEES

      The Company employed approximately 1,255 people as of April 30, 2004, including 44 engaged in engineering or engineering related services, 1,110 in manufacturing and 101 in administrative and marketing functions.

      The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2006. The Company's Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2005.

      Since the time the Company commenced operations, it has not experienced any union related work stoppages. The Company believes its relations with both unions and its other employees are good.

RISK FACTORS

      In addition to the other risks identified herein, the Company's business is subject to the following risks:

THE COMPANY'S ABILITY TO SECURE AND MAINTAIN SUFFICIENT CREDIT ARRANGEMENTS IS KEY TO ITS CONTINUED OPERATIONS.

      The ability of the Company to secure and maintain sufficient credit arrangements is key to its continued operations. The Company entered into an Amended Loan and Security Agreement in January 2004, which provides for a revolving credit facility. The maximum borrowing limit under the revolving credit facility is limited to the lesser of: (i) $13,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $6,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on September 30, 2005 and is subject to certain financial covenants. At April 30, 2004 the Company was in compliance with its financial covenants and had no borrowings under this line of credit.

            On June 25, 2004 SMTU amended its loan and security agreement ("Agreement") covering its revolving credit facility. Under the amended terms of the Agreement, the maximum borrowing limit is the lesser of (i) $3,000,000, or
(ii) an amount equal to the sum of (A) eighty-five percent (85%) of the net amount eligible accounts receivable outstanding at such date; (B) fifty percent (50%) of eligible inventory at such date and (C) fifty percent (50%) of the net amount of foreign Solectron eligible accounts receivable outstanding at such date; provided, however, that the aggregate amount of advances for eligible inventory shall not exceed one million five hundred thousand dollars ($1,500,000) at any time and the aggregate amount of advances for foreign Solectron eligible accounts receivable shall not exceed five hundred thousand dollars ($500,000) at any time. The amended revolving credit facility matures on July 31, 2005. Borrowings under the revolving credit facility bear interest at the bank's prime plus 2.0% (6.0% at April 30, 2004). The Company is obligated to pay an annual commitment fee of 1/4 of 1.0% on the average daily unused portion of the revolving credit facility. The available portion of the revolving credit facility at April 30, 2004 was $132,798.

      In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving credit facility to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender. The amended revolving credit facility expires on July 31, 2005 and no liability has been recorded by the Company related to its guaranty.

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

      -     Price erosion within the EMS marketplace

THE COMPANY'S CUSTOMER BASE IS CONCENTRATED.

      Sales to the Company's five largest customers accounted for 68%, 59% and 51% of net sales for the fiscal years ended April 30, 2004, 2003 and 2002, respectively. Significant reduction in sales to any of the Company's major customers or the loss of a major customer could have a material impact on the Company's operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations.

THERE IS VARIABILITY IN THE REQUIREMENTS OF THE COMPANY'S CUSTOMERS.

      The Company does not generally obtain long-term purchase contracts. The timing of purchase orders placed by the Company's customers is affected by a number of factors, including variation in demand for the customers' products, regulatory changes affecting customer industries, customer attempts to manage inventory, changes in the customers' manufacturing strategies and customers' technical problems or issues. Many of these factors are outside the control of the Company.

THE COMPANY AND ITS CUSTOMERS MUST KEEP CURRENT WITH THE INDUSTRY'S TECHNOLOGICAL CHANGES.

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

      Effective mid-2006 the Company must be in compliance with the European Standard; The Restriction of Use of Hazardous Substances directive ("RoHS") for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of waste electrical and electronic equipment. The Company is in the initial stages of working in conjunction with its suppliers and customers to prepare for the implementation of lead free wave solder and reflow systems. In addition, electronic component manufacturers must produce electronic components which are lead free. The Company relies on numerous third-party suppliers for components used in the Company's production process. Customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. There is no assurance these suppliers will comply with RoHS. The inability to utilize any such suppliers could have a material impact on the Company's results of operations.

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

      The Company has opened an operation in China in order to better support and grow its customer base. It is uncertain whether the China operation will have a material impact, either positive or negative, on the Company's business, financial condition and results of operations. The success of the operation is dependent on the Company's ability to obtain new business; its ability to hire and train qualified personnel and to implement an efficient manufacturing environment. Other factors could have a material impact on the business, including the political climate, stability of the economy, the need for additional capital to expand operations in China, and effects of public health issues (e.g., Severe Acute Respiratory Syndrome or SARS).

      The Company obtains many of its materials and components through its office in Taipei, Taiwan and, therefore, the Company's access to these materials and components is dependent on the continued success of its Asian suppliers.

THERE IS A RISK OF FLUCTUATION OF VARIOUS CURRENCIES INTEGRAL TO THE COMPANY'S OPERATIONS.

      The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company's operations and performance. These fluctuations are expected to continue. The Company does not utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

THE COMPANY IS DEPENDENT ON KEY PERSONNEL.

      The Company depends significantly on its President and Chief Executive Officer, Gary R. Fairhead, and on other executive officers. The loss of the services of any of these key employees could have a material impact on the Company's business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company's contract manufacturing business will require that it attract, motivate and retain additional skilled and experienced personnel.

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

THE COMPANY HAS MADE INVESTMENTS IN AND ADVANCES TO AFFILIATES.

      In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender. The amended revolving line of credit expires on July 31, 2005 and no liability has been recorded by the Company related to its guaranty.

      The Company also has guaranteed lease obligations of approximately $114,000 for SMTU. The Company has been indemnified by one of the other limited partners in the amount of $57,000 for the guaranteed lease obligations and no liability has been recorded by the Company related to its guaranty.

      The Company adopted the provisions of FASB Financial Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities as of November 1, 2003 as it relates to its 42.5% owned affiliate SMTU and consolidated SMTU in the accompanying financial statements and footnotes to the financial statements from the earliest date reported.

BEING A PUBLIC COMPANY INCREASES OUR ADMINISTRATIVE COSTS.

      The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have significantly increased the company's legal, financial compliance and administrative costs, and made many other activities more time consuming and costly. These new rules and regulations have also made it more difficult and more expensive for the Company to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its audit committee.

ITEM 2.  PROPERTIES

      The Company has manufacturing facilities located in Elk Grove Village, Illinois; Las Vegas, Nevada; Wujiang, China; Fremont, California and Acuna, Mexico. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Las Vegas, Nevada; Acuna, Mexico; and Taipei, Taiwan offices and a warehouse facility in Huntsville, Alabama.

      Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

                       SQUARE                                                             OWNED/
       LOCATION         FEET                        SERVICES OFFERED                      LEASED
---------------------  -------  --------------------------------------------------------  ------
Elk Grove Village, IL  118,000  Corporate Headquarters, assembly and testing of PTH, SMT
                                and BGA, box-build, prototyping, warehousing              Owned

Acuna, Mexico          115,000  High volume assembly, and testing of PTH and SMT,
                                box-build, transformers                                     ***

Wujiang, China         147,500  High volume assembly, and testing of PTH and SMT,
                                box-build                                                   *

Las Vegas, NV           38,250  Automatic insertion and cable assembly, PTH, SMT and      Leased
                                testing

Del Rio, TX             36,000  Warehouse, portion of which is bonded                     Leased

Taipei, Taiwan           2,900  Materials procurement, alternative sourcing assistance    Leased
                                and quality control

Huntsville, AL           **     Just-in-time inventory management and delivery              **

*The Company's Wujiang, China building is owned by the Company and the land is leased with a 50 year term.

**There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

***A portion of the facility is leased.

      The Las Vegas, Nevada and a portion of the Del Rio, Texas property are occupied pursuant to leases of the premises. The lease agreement for the Nevada and Texas properties expire October 2009 and December 2015, respectively. The Alabama space is provided under a service agreement. The Company's manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Mexico, which is leased. The properties in Mexico and Illinois are financed under separate mortgage agreements, which mature in November 2008. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities.

      In addition, SMTU leases a facility in Fremont, California totaling 24,500 square feet. The Company has guaranteed lease payments of approximately $114,000 for SMTU, and has been indemnified by one of the SMTU limited partners to the extent of 50% of the lease payment guaranty.

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

      During the fiscal year ended April 30, 2003, a lawsuit was filed by the liquidating trustee of Circuit Systems, Inc. ("CSI") against Gary R. Fairhead, President and CEO of the Company and a former director of CSI ("Fairhead"), and other former directors of CSI, alleging, in part, that Fairhead had breached his fiduciary duty to CSI and its stockholders in a number of respects. Fairhead joined the CSI Board in 1995, resigning in early 2001. Fairhead has indicated to the Company that the Company may have a duty under certain circumstances to (i) indemnify him against all expenses, including legal fees, judgments and amounts paid in settlement actually incurred by him in connection with the CSI lawsuit, and (ii) advance his costs incurred in defending against these claims. Fairhead has not made any request to the Company for indemnity or advancement of expenses in the lawsuit, and the Company has taken no position on either issue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders in the fourth quarter of fiscal 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

       NAME          AGE                               POSITION
       ----          ---                               --------
Gary R. Fairhead      52  President and Chief Executive Officer.
                          Gary R. Fairhead has been the President of the Company since January
                          1990.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Blake        43  Chief Financial Officer, Vice President - Finance, Treasurer and
                          Secretary since February 1994.

       NAME          AGE                               POSITION
       ----          ---                               --------
Gregory A. Fairhead   48  Executive Vice President - Operations and Assistant Secretary.
                          Gregory A. Fairhead has been Executive Vice President since February
                          2000 and is Assistant Secretary.  Mr. Fairhead was Vice President -
                          Mexican Operations for the Company from February 1990 to February
                          2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan       43  Vice President - Director of Materials and Assistant Secretary since
                          February 1994.

Daniel P. Camp        55  Vice President - China Operation since 2003, Mr. Camp was the General
                          Manager/Vice President of Mexican Operations from 1994 to 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Common Stock is traded on the Nasdaq SmallCap System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 2004 and 2003.

                            Common Stock as Reported
                                    by Nasdaq

  Period                              High                 Low
  ------                              ----                 ---
Fiscal 2004:
Fourth Quarter                      $25.890               $ 9.900
Third Quarter                        33.860                16.000
Second Quarter                       28.500                12.800
First Quarter                        14.990                 5.630

Fiscal 2003:
Fourth Quarter                      $ 7.350               $ 3.650
Third Quarter                         4.800                 3.270
Second Quarter                        5.090                 2.900
First Quarter                         4.250                 2.470

      As of July 9, 2004, there were approximately 70 holders of record of the Company's Common Stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,500 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                Years Ended April 30
                                                                --------------------
                                                        (In thousands except per share data)

                                                2000       2001       2002       2003       2004
                                                ----       ----       ----       ----       ----
Net Sales                                     $114,203   $120,798   $102,293   $105,824   $100,494

Income (loss) before income tax
  expense (benefit) and minority
  interest                                       1,360     <1,856>     2,486      9,023      9,219

Net income (loss)                                  767     <1,156>     1,542      5,715      5,406

Total Assets                                    65,316     68,818     51,809     53,400     62,998

Long-term debt and capital lease
  obligations (including current
  maturities)                                   27,620     30,930     17,514      9,911      7,025

Net income (loss) per common share-
  Basic                                       $   0.27   $  <0.40>  $   0.54   $   1.98   $   1.58

Net income (loss) per common share-
  Diluted                                     $   0.27   $  <0.40>  $   0.52   $   1.70   $   1.53

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

      Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing service business are recognized when the product is shipped. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also usually the same point that title passes under the terms of the purchase order. Periodically inventory is held on consignment and revenue is recognized when the product is consumed by the Company's customer. Based on the Company's history of providing contract manufacturing services, we believe that collectibility is reasonably assured.

      Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management.

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

NEW ACCOUNTING STANDARDS

      Consolidation of variable interest entities - FIN 46R is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46R applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46R as of November 1, 2003 as it relates to its 42.5% owned affiliate SMTU.

      The accompanying financial statements include the financial position and results of operations and cash flows for SMTU, with the remaining 57.5% reflected as a "minority interest." Previously the Company had reflected such investment on the equity method. The Company adopted the provision of FIN 46R for its investment in SMTU and has restated all periods presented in the accompanying financial statements and footnotes to the financial statements.

CAUTIONARY NOTE:

      The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements of the Company, and the Notes thereto, appearing in this Annual Report on Form 10-K, as well as in conjunction with the cautionary note concerning forward-looking information which appears at the beginning of Item 1 and the risk factors which appear at the end of Item 1.

OVERVIEW

      The Company operates in one business segment as an independent provider of EMS, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. In connection with the production of its assembled products the Company provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan.

      As services provided by the EMS industry have continued to increase over the past several months lead-time for components have increased. Pricing for components and related commodities has escalated in the short term and may continue to increase in the future periods. The impact of these price increases could have a negative material effect on the Company's gross margins and operating results.

      The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company's results of operations, and the Company may be required to operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.

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

      In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 2004 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2003

      Net sales decreased 5% to $100,494,122 in fiscal 2004 from $105,824,257 in the prior year. The Company's sales decreased in the consumer electronics, gaming and fitness industries during fiscal 2004. The Company continued to experience sales growth within the appliance marketplace. The Company's concentration in a specific industry increases the Company's risk due to business and economic factors within that specific industry. The Company's five largest customers accounted for 68% and 62% of net sales in fiscal 2004 and 2003, respectively. Sales to the Company's largest customers can vary from period to period. In addition, the Company generally does not obtain long-term purchase contracts. Any significant change in orders from these customers could materially impact the Company's operating results.

      Gross profit decreased to $19,115,930 in fiscal 2004 from $19,919,683 in the prior year. The reduction in absolute dollars of gross profit is primarily due to lower sales volume for the fiscal year ended 2004. Gross profit increased as a percent to net sales to 19.0% compared to 18.8% in fiscal 2003. The overall increase as a percentage is due to product life cycles, product mix and component pricing. The Company's gross profit margin can vary considerably due to price erosion within the EMS industry, product mix, component pricing, overall capacity utilization, product life cycle, the mix of turnkey and consignment orders and labor cost. There can be no assurance gross profit margins will not decrease in the future.

      Selling and administrative expenses decreased in fiscal 2004 to $9,664,903 from $10,048,229 in fiscal 2003. The decrease is primarily due to the receipt of approximately $283,000 in settlement of an insurance claim, and a reduction in commission and legal expenses. The Company anticipates administrative expenses and professional fees in conjunction with Sarbanes-Oxley compliance will increase significantly in future periods.

      Interest expense decreased to $239,792 from $847,846. The decrease is primarily attributed to the reduction in the loan balance of the Company's credit facility and lower interest rates.

      In fiscal 2004 tax expense was $3,550,038, which resulted in an effective rate of 39.6% compared to $3,251,511 in income tax expense and an effective rate of 36.2% in fiscal 2003.

      Net income for fiscal 2004 was $5,405,732, which resulted in basic earnings per share of $1.58 and dilutive earnings per share of $1.53. Net income for fiscal 2003 was $5,714,924. Basic and dilutive earnings per share were $1.98 and $1.70, respectively for fiscal 2003.

FISCAL YEAR ENDED APRIL 30, 2003 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2002

      Net sales increased 3.4% to $105,824,257 in fiscal 2003 from $102,292,588 in the prior year. The primary reason for the increase in sales was due to the increased sales volume in the appliance market. Sales can be misleading as an indication of the Company's financial performance. Gross profit margins can vary considerably among customers and products depending on the type of services rendered by the Company, specifically the variation of orders for turnkey services versus consignment services. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels and margins. Further, generally, customers' orders can be delayed, rescheduled or canceled at any time, which can significantly impact the operating results of the Company. In addition, the ability to replace such delayed or lost sales in a short period of time cannot be assured.

      Gross profit increased to $19,919,683 in fiscal 2003 compared to $11,529,270 in fiscal 2002. The increase in gross profit is primarily related to higher revenue volume and increased capacity utilization. Other factors contributing to the increase in gross profit include product mix, labor cost and component pricing. Gross profit can vary significantly from quarter to quarter. Management continues to re-evaluate and align its overhead structure with current customer requirements.

      Selling and administrative expenses increased from $8,790,341 or 8.6% of net sales in fiscal 2002 to $10,048,229 or 9.5% of net sales in fiscal 2003. The increase is primarily due to an increase in insurance and bad debt expense and bonus accruals, which was partially offset by a reduction in bank and professional fees.

      Interest expense decreased in fiscal 2003 to $847,846 from $2,041,438 in fiscal 2002. The overall decrease was primarily due to a reduction in the loan balance of the Company's credit facility and a lower interest rate. Interest expense as a percent of sales decreased to 0.8% of sales compared to 2.0% in the prior fiscal year.

      In fiscal 2003 tax expense was $3,251,551 which resulted in an effective tax rate of $36.2% compared to $943,603 in income tax expense and an effective tax rate of 37.9% in fiscal 2002.

      As a result of the forgoing, the Company recorded net income of $5,714,924 in fiscal 2003 compared to $1,542,056 in fiscal 2002. Diluted earnings per share for the year ended April 30, 2003 was $1.70 compared to $0.52 in fiscal 2002. Basic earnings per share were $1.98 and $0.54 for the year ended April 30, 2003 and 2002, respectively.

QUARTERLY RESULTS AND SEASONALITY

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

LIQUIDITY AND CAPITAL RESOURCES:

      In fiscal 2004 the Company financed operations through cash provided by operating activities. During the period, cash provided by operating activities was primarily related to net income and a decrease in income taxes payable.

      Net cash used for investing activities included approximately $4,000,000 for the start up of the manufacturing operation in China. The Company financed $3,600,000 for the purchase of its corporate headquarters and Midwestern manufacturing facility. Capital expenditures for machinery and equipment accounted for approximately $1,600,000 in investing activities. The Company anticipates its capital expenditures requirements for fiscal 2005 to be approximately $5,000,000.

      The Company raised approximately $4,315,000 from the exercise of stock options in fiscal 2004. In addition, the Company has recorded a tax benefit of approximately $5,185,000 associated with the tax deductible compensation arising from the exercise of stock options during fiscal 2004.

      The Company anticipates its credit facility, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal 2005. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary. There is no assurance the Company can obtain equity or debt financing at acceptable terms.

      The Company entered into an Amended Loan and Security Agreement in January 2004, which provides for a revolving credit facility. The maximum borrowing limit under the revolving credit facility is limited to the lesser of: (i) $13,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $6,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires in September 2005. At April 30, 2004 the Company was in compliance with its financial covenants and had no outstanding borrowings under this facility.

      The loan facility is collateralized by substantially all of the assets of the Company and contains certain financial convenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock except that common stock dividends may be distributed by a stock split or dividends prorata to its stockholders.

      On June 25, 2004 SMTU amended its loan and security agreement ("Agreement") covering its revolving credit facility. Under the amended terms of the Agreement, the maximum borrowing limit is the lesser of (i) $3,000,000, or
(ii) an amount equal to the sum of (A) eighty-five percent (85%) of the net amount eligible accounts receivable outstanding at such date; (B) fifty percent (50%) of eligible inventory at such date and (C) fifty percent (50%) of the net amount of foreign Solectron eligible accounts receivable outstanding at such date;

provided, however, that the aggregate amount of advances for eligible inventory shall not exceed one million five hundred thousand dollars ($1,500,000) at any time and the aggregate amount of advances for foreign Solectron eligible accounts receivable shall not exceed five hundred thousand dollars ($500,000) at any time. The amended revolving credit facility matures on July 31, 2005. Borrowings under the revolving credit facility bear interest at the bank's prime plus 2.0% (6.0% at April 30, 2004). The Company is obligated to pay an annual commitment fee of 1/4 of 1.0% on the average daily unused portion of the revolving credit facility. The available portion of the revolving credit facility at April 30, 2004 was $132,798.

      The Agreement is collateralized by substantially all of the assets of SMTU and contains certain financial covenants, including specific covenants pertaining to the maintenance of tangible net worth and net income before partnership distributions. As of April 30, 2004 SMTU was in compliance with these debt covenants. At April 30, 2004 and 2003 SMTU had outstanding borrowing of $1,118,514 and $1,476,443, respectively.

      In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be obligated to pay more than $1,000,000 as a result of his guaranty to the lender. The revolving line of credit expires on July 31, 2005 and no liability has been recorded by the Company related to its guaranty.

      The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly owned subsidiary Standard Components de Mexico, S.A. The Company provides funding to Standard Components de Mexico, S.A. in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2004 the Company paid approximately $9,400,000 to Standard Components de Mexico, S.A. for services provided.

      The Company adopted the provisions of FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities as of November 1, 2003, as it relates to its 42.5% owned affiliate SMTU and consolidated SMTU in the accompanying financial statements and footnotes to the financial statements from the earliest date reported.

      The impact of inflation for the past three fiscal years has been minimal.

Contractual Obligations

Fiscal year ended:       2005         2006         2007         2008         2009      Thereafter      Total
-------------------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
Capital leases        $  712,222   $  262,706   $   49,035            -            -            -   $ 1,023,963
Operating leases         726,190      628,780      628,903      652,681      550,557      380,120     3,567,231
Long-term bank debt            -    1,118,514            -            -            -            -     1,118,514
Long-term mortgage       370,339      360,388      350,436      340,484    2,894,461            -     4,316,108
Long-term purchase
   obligation            374,268      374,268      374,268      187,134            -            -     1,309,938
                      ----------   ----------   ----------   ----------   ----------   ----------   -----------
                      $2,183,019   $2,744,656   $1,402,642   $1,180,299   $3,445,018   $  380,120   $11,335,754

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Not applicable.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      The response to this item is included in Item 15(a) of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

      There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2004

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2004

                                     PART IV

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

3.2 Amended and Restated By-laws of the Company, adopted on September 24, 1999, filed as Exhibit 3.2 to the Company's Form 10-K for year ended April 30, 2000 and hereby incorporated by reference.

10.1 Form of 1993 Stock Option Plan - filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

*10.2 Form of Incentive Stock Option Agreement for the Company's 1993 Stock
      Option Plan - filed as exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

*10.3 Form of Non-Statutory Stock Option Agreement for the Company's 1993 stock
      Option Plan - filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

*10.4 1994 Outside Directors Stock Option Plan - filed as Exhibit 10.15 to the
      Company's Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

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

*10.7 2000 Outside Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix 1 to the Company's 2000 Proxy Statement filed on August 21, 2000.

*10.8 2000 Employee Stock Option Plan - filed as Appendix 2 to the Company's
      2000 Proxy Statement filed on August 21, 2000 and hereby incorporated by reference.

10.9 Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank dated August 25, 1999 filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999 and hereby incorporated by reference.

10.10 Amended and Restated Agreement between Nighthawk Systems, Inc. and SigmaTron International Inc., dated January 1, 2000, filed as Exhibit
      10.25 to the Company's Form 10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.11 Lease Agreement # 00-190 between SigmaTron International, Inc. and International Financial Services dated July 18, 2000, filed as Exhibit
      10.27 to the Company's Form 10-Q for the quarter ended October 31, 2000 and hereby incorporated by reference.

10.12 Lease Agreement # GE005 between SigmaTron International, Inc. and General Electric Capital Corporation dated December 21, 2000, filed as Exhibit
      10.28 to the Company's Form 10-Q for the quarter ended January 31, 2001 and hereby incorporated by reference.

10.13 Lease Agreement # 00-280 between SigmaTron International, Inc. and International Financial Services dated December 12, 2000, filed as Exhibit
      10.27 to the Company's Form 10-K for the year ended April 30, 2001 and hereby incorporated by reference.

10.14 Lease Agreement # 200029352 between SigmaTron International, Inc. and Citicorp Vendor Finance, Inc. dated March 15, 2001, filed as Exhibit 10.28 to the Company's Form 10-K for the year ended April 30, 2001 and hereby incorporated by reference.

10.15 Amended Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Association, dated October 16, 2002, filed as Exhibit
      10.27 to the Company's Form 10-Q for the quarter ended October 31, 2002 and hereby incorporated by reference.

10.16 Mortgage and Security Agreement between SigmaTron International, Inc. and LaSalle Bank, dated November 17, 2003, filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended October 31, 2003 and hereby incorporated by reference.

10.17 Mortgage Note between SigmaTron International, Inc. and LaSalle Bank, dated November 17, 2003, filed as Exhibit 10.20 to the Company's Form 10-Q for the quarter ended October 31, 2003 and hereby incorporated by reference.

10.18 Amended Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank, dated January, 2004, filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended January 31, 2004 and hereby incorporated by reference.

10.19 Amended Loan and Security Agreement between SMT Unlimited L.P. and LaSalle Bank, dated June 25, 2004.

22.1 Subsidiaries of the Registrant - filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

23.1  Consent of Grant Thornton LLP

31.1 Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and
      Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and
      Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

      * Indicates management contract or compensatory plan.

      (b)   Reports on Form 8-K

            The Company furnished a report on Form 8-K on September 8, 2003 to announce financial results for the quarter ended July 31, 2003, and hereby incorporated by reference.

            The Company furnished a report on Form 8-K on December 8, 2003 to announce financial results for the quarter ended October 31, 2003, and hereby incorporated by reference.

            The Company furnished a report on Form 8-K on March 8, 2004 to announce financial results for the quarter ended January 31, 2004, and hereby incorporated by reference.

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

                              Dated:  July 20, 2004

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

     Signature                                    Title                                           Date
     ---------                                    -----                                           ----
/s/ Franklin D. Sove                Chairman of the Board of Directors                        July 20, 2004
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead                President and Chief Executive Officer                     July 20, 2004
--------------------                (Principal Executive Officer)
Gary R. Fairhead

/s/ Linda K. Blake                  Chief Financial Officer, Secretary and Treasurer          July 20, 2004
------------------                  (Principal Financial Officer and Principal
Linda K. Blake                      Accounting Officer)

/s/ John P. Chen                    Director                                                  July 20, 2004
----------------
John P. Chen

/s/ W.L. McClelland                 Director                                                  July 20, 2004
-------------------
W.L. McClelland

/s/ Thomas W. Rieck                 Director                                                  July 20, 2004
-------------------
Thomas W. Rieck

/s/ Dilip S. Vyas                   Director                                                  July 20, 2004
-----------------
Dilip S. Vyas

/s/ Carl Zemenick                   Director                                                  July 20, 2004
-----------------
Carl Zemenick

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE
SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................................................       F-2

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
     ASSETS.............................................................................................       F-3
     LIABILITIES AND STOCKHOLDERS' EQUITY...............................................................       F-4
   CONSOLIDATED STATEMENTS OF INCOME....................................................................       F-5
   CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' EQUITY...............................................................................       F-6
   CONSOLIDATED STATEMENTS OF CASH FLOWS................................................................       F-7
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................       F-8

Financial statement schedules not listed above are omitted because they are not applicable or required.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (a Delaware corporation) and subsidiaries and its affiliate SMT Unlimited L.P. as of April 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. and subsidiaries and it affiliate, SMT Unlimited L.P. as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ GRANT THORNTON LLP

Chicago, Illinois
June 25, 2004

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
CONSOLIDATED BALANCE SHEETS
APRIL 30,

                                                                                     2004                2003
                                                                                 -----------         ------------
                                ASSETS
CURRENT ASSETS
  Cash                                                                           $ 5,145,814         $    424,844
  Restricted cash                                                                    100,000                    -
  Accounts receivable, less allowance for doubtful
    accounts of $120,000 at April 30, 2004
    and 2003, respectively                                                        12,651,272           13,632,888
  Inventories, net                                                                14,168,357           14,108,025
  Prepaid and other assets                                                         1,315,127              868,420
  Refundable income taxes                                                            275,583              146,822
  Deferred income taxes                                                            1,902,551              214,142
  Other receivables                                                                  415,253               48,772
                                                                                 -----------         ------------
       Total current assets                                                       35,973,957           29,443,913

PROPERTY, PLANT AND EQUIPMENT, NET                                                25,707,901           19,096,970

OTHER ASSETS                                                                       1,316,814            1,277,498
                                                                                 -----------         ------------

           TOTAL ASSETS                                                          $62,998,672         $ 49,818,381
                                                                                 ===========         ============

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
CONSOLIDATED BALANCE SHEETS - CONTINUED
APRIL 30,

                                                               2004          2003
                                                            -----------   -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                    $ 7,475,026   $ 7,919,777
  Accrued expenses                                            4,540,744     4,953,502
  Income taxes payable                                                -     1,422,212
  Notes payable - buildings                                     430,000       250,000
  Capital lease obligations                                     640,436       985,280
                                                            -----------   -----------

        Total current liabilities                            13,086,206    15,530,771

NOTES PAYABLE - BANKS                                         1,118,514     1,476,443

NOTES PAYABLE - BUILDINGS,
  LESS CURRENT PORTION                                        4,536,159     3,108,417

CAPITAL LEASE OBLIGATIONS,
  LESS CURRENT PORTION                                          299,536       939,968

SUBORDINATED DEBENTURE PAYABLE                                1,050,000     1,050,000

DEFERRED INCOME TAXES                                         1,265,714     1,185,061

                                                            -----------   -----------
        Total liabilities                                    21,356,129    23,290,660

MINORITY INTEREST IN AFFILIATE                                  439,787       235,051

COMMITMENTS AND CONTINGENCIES                                         -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                           -             -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 3,750,954 and 2,933,855 shares issued and
    outstanding at April 30, 2004 and 2003, respectively         37,510        29,340
  Capital in excess of par value                             19,056,525     9,560,341
  Retained earnings                                          22,108,721    16,702,989
                                                            -----------   -----------

        Total stockholders' equity                           41,202,756    26,292,670
                                                            -----------   -----------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                              $62,998,672   $49,818,381
                                                            ===========   ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED APRIL 30,

                                                             2004             2003            2002
                                                         -------------    -------------   -------------
Net sales                                                $ 100,494,122    $ 105,824,257   $ 102,292,588

Cost of products sold                                       81,378,192       85,904,574      90,763,318
                                                         -------------    -------------   -------------

Gross profit                                                19,115,930       19,919,683      11,529,270

Selling and administrative expenses                          9,664,903       10,048,229       8,790,341
                                                         -------------    -------------   -------------

        Operating income                                     9,451,027        9,871,454       2,738,929

Other income                                                         -                -      (1,917,847)
Interest expense - banks and capital lease obligations         239,792          847,846       2,041,438
Interest income                                                 (7,500)               -        (107,723)
                                                         -------------    -------------   -------------

        Income before income tax expense and
         minority interest of affiliate                      9,218,735        9,023,608       2,723,061

Income tax expense                                           3,550,038        3,251,551         943,603
                                                         -------------    -------------   -------------
Income before minority interest of affiliate                 5,668,697        5,772,057       1,779,458

Minority interest in income of affiliate                       262,965           57,133         237,402
                                                         -------------    -------------   -------------

        NET INCOME                                       $   5,405,732    $   5,714,924   $   1,542,056
                                                         =============    =============   =============

Net income per common share
  Basic                                                  $        1.58    $        1.98   $        0.54
                                                         =============    =============   =============

  Diluted                                                $        1.53    $        1.70   $        0.52
                                                         =============    =============   =============

Weighted-average shares of common
  stock outstanding
    Basic                                                    3,423,999        2,885,652       2,881,227
                                                         =============    =============   =============

    Diluted                                                  3,541,297        3,355,076       2,967,258
                                                         =============    =============   =============

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED APRIL 30, 2002, 2003 AND 2004

                                                                   Capital in                   Total
                                      Preferred       Common     excess of par   Retained    stockholders'
                                        stock          stock         value       earnings       equity
                                    -------------   -----------   -----------   -----------   -----------
Balance at May 1, 2001              $           -   $    28,812   $ 9,436,554   $ 9,446,009   $18,911,375

Net income                                      -             -             -     1,542,056     1,542,056
                                    -------------   -----------   -----------   -----------   -----------

Balance at April 30, 2002                       -        28,812     9,436,554    10,988,065    20,453,431

Exercise of options                             -           528       123,787             -       124,315

Net income                                      -             -             -     5,714,924     5,714,924
                                    -------------   -----------   -----------   -----------   -----------

Balance at April 30, 2003                       -        29,340     9,560,341    16,702,989    26,292,670

Exercise of options                             -         8,170     4,310,695             -     4,318,865

Tax benefit of exercise of option               -             -     5,185,489             -     5,185,489

Net income                                      -             -             -     5,405,732     5,405,732
                                    -------------   -----------   -----------   -----------   -----------

Balance at April 30, 2004           $           -   $    37,510   $19,056,525   $22,108,721   $41,202,756
                                    =============   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30,

                                                           2004            2003            2002
                                                       ------------    ------------    ------------
Cash flows from operating activities
  Net income                                           $  5,405,732    $  5,714,924    $  1,542,056
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                       2,682,530       3,456,773       2,905,123
      Provision for doubtful accounts                             -        (124,786)         70,004
      Provision for inventory obsolescence                 (169,926)              -        (121,500)
      Deferred income taxes                              (1,607,756)         69,780         114,704
      Changes in assets and liabilities
        Accounts receivable                                 981,616      (2,219,235)      1,714,710
        Inventories                                         109,594         233,995      10,776,530
        Prepaid expenses and other assets                (1,015,409)        349,221       2,747,885
        Refundable income taxes                            (128,761)              -               -
        Minority interest in affiliate                      205,241        (272,075)        237,402
        Trade accounts payable                             (444,749)      1,588,230      (6,138,406)
        Accrued expenses                                   (412,761)      1,496,498         489,404
        Income taxes                                     (1,422,212)      1,405,119          17,093
                                                       ------------    ------------    ------------

           Net cash provided by operating activities      4,183,139      11,698,444      14,355,005

Cash flows from investing activities
  Proceeds from sale of machinery and equipment                   -           1,282               -
  Purchases of machinery and equipment                   (9,231,061)     (1,666,103)       (975,351)
                                                       ------------    ------------    ------------

           Net cash used in investing activities         (9,231,061)     (1,664,821)       (975,351)

Cash flows from financing activities
  Proceeds from exercise of options                       4,318,865         124,315               -
  Tax benefits of options exercised                       5,185,489               -               -
  Borrowings (payments) under building notes payable      1,607,742        (245,546)              -
  Net payments from other notes payable                           -         (58,749)         58,749
  (Payments) under
    capital lease obligations                              (985,275)     (1,182,644)     (3,065,451)
  Net payments under line of credit                        (357,929)     (8,593,535)    (10,030,572)
                                                       ------------    ------------    ------------

           Net cash provided by (used in)
             financing activities                         9,768,892      (9,956,159)    (13,037,274)
                                                       ------------    ------------    ------------

           INCREASE IN CASH                               4,720,970          77,464         342,380

Cash at beginning of year                                   424,844         347,380           5,000
                                                       ------------    ------------    ------------

Cash at end of year                                    $  5,145,814    $    424,844    $    347,380
                                                       ============    ============    ============

Supplementary disclosures of cash flow information
  Cash paid for interest                               $    461,549    $  1,117,848    $  2,402,483
  Cash paid for income taxes, net of (refunds)            1,322,633       1,881,210        (146,293)
  Tax benefit of options exercised                        5,185,489               -               -
  Acquisition of buildings financed
    under bank notes                                      3,600,000       1,950,000               -

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004, 2003 AND 2002

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc. (the "Company") operates in one business segment as an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. In connection with the production of its assembled products, the Company; its wholly owned subsidiary, Standard Components de Mexico, S.A.; its affiliate, SMT Unlimited L.P. ("SMTU"); its wholly owned foreign enterprise Wujiang SigmaTron Electronic Co., Ltd. ("SigmaTron China"); and its procurement branch, SigmaTron Taiwan, provide services to their customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiary, Standard Components de Mexico, S.A., SMTU, SigmaTron China and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch, SigmaTron Taiwan is the U.S. dollar. The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R, ("FIN 46R") "Consolidation of Variable Interest Entities" as of November 1, 2003 as it relates to its 42.5% owned affiliate SMTU and consolidated SMTU from the earliest date reported. The Company owns 42.5% of SMTU and previously reported its ownership under the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid short-term investments maturing within three months of the purchase date.

RESTRICTED CASH

Restricted cash represents amounts held in escrow as it relates to the acquisition of the Company's corporate headquarters and midwestern manufacturing facility. The amounts become unrestricted upon settlement of all matters related to the acquisition of the facility.

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

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PLANT PROPERTY AND EQUIPMENT

Machinery and equipment are valued at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Buildings                                                20 years
Machinery and equipment                                5-12 years
Office equipment                                          5 years
Leasehold improvements                                   15 years

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

REVENUE RECOGNITION

Revenues from sales of product including the Company's electronic manufacturing service business are recognized when the product is shipped. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from its facilities, which is also usually the same point that title passes under the terms of the purchase order. Periodically inventory is held on consignment and revenue is recognized when the product is consumed by the Company's customer. Based on the Company's history of providing contract manufacturing services, the Company believes that collectibility is reasonably assured.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs net, within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs totaled $77,495, $113,238 and $93,150 in fiscal 2004, 2003 and 2002, respectively.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include receivables, notes payable, accounts payable and accrued liabilities. The fair values of financial instruments are not materially different from their carrying values.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards SFAS No. 144, accounting for the impairment of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. See Note N for additional information regarding these plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of April 30, 2004, there are no issued restricted shares or restricted stock units. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                                         2004           2003            2002
                                                      -----------    -----------    -----------
Net income as reported                                $ 5,405,732    $ 5,714,924    $ 1,542,056

Deduct total stock-based employee compensation
   expense determined under fair value based method
   for awards granted, modified, or settled, net of
   related tax effects                                   (266,528)      (563,018)    (1,090,795)
                                                      -----------    -----------    -----------

Pro forma net income                                  $ 5,139,204    $ 5,151,906    $   451,261
                                                      ===========    ===========    ===========

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK INCENTIVE PLANS - CONTINUED

                           2004    2003    2002
                           -----   -----   -----
Earnings per share
   Basic - as reported     $1.58   $1.98   $ .54
   Basic - pro forma        1.50    1.78     .16

   Diluted - as reported    1.53    1.70     .52
   Diluted - pro forma      1.45    1.54     .15

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

NEW ACCOUNTING STANDARDS

In January 2003, Financial Interpretation No. 46 ("FIN46R"), is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46R applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46R as of November 1, 2003 as it relates to its 42.5% owned affiliate SMTU. SMTU has been an affiliate of the Company since 1995. The Company's investment and receivables from SMTU totaled approximately $3,350,000 at April 30, 2004.

The accompanying financial statements include the financial position and results of operations and cash flows for the Company's 42.5% owned affiliate, SMTU, with the remaining 57.5% reflected as a "minority interest." Previously the Company had reflected such investment on the equity method. The Company adopted the provision of FIN 46R for its investment in SMTU and has restated all periods presented.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The consolidation of SMTU had the following effect on amounts previously reported by SigmaTron.

                                               Previously    As currently
                                                reported      reported
                                              ------------   ------------
April 30, 2003 Total assets                   $ 45,105,994   $ 49,818,381
April 30, 2003 Total liabilities                19,142,532     23,525,711
April 30, 2003 Total stockholders equity        25,963,462     26,292,670
April 30, 2003 Net sales                        93,165,149    105,824,257
April 30, 2003 Net income                        5,385,716      5,714,924
April 30, 2003 Earnings per share - basic     $       1.87   $       1.98
April 30, 2003 Earnings per share - diluted   $       1.61   $       1.70

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of this statement did not have a material effect on its results of operations or financial position.

RECLASSIFICATIONS

Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform with the 2004 presentation.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company's allowance for doubtful accounts are as follows:

                       2004         2003        2002
                    ---------    ---------    ---------
Beginning balance   $ 120,000    $ 276,470    $ 244,782
Bad debt expense        2,650       77,759       70,004
Write-offs             (2,650)    (234,229)     (38,316)
Recoveries                  -            -            -
                    ---------    ---------    ---------

Ending balance      $ 120,000    $ 120,000    $ 276,470
                    =========    =========    =========

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

                               2004           2003
                            -----------   -----------
Finished products           $ 3,400,742   $ 3,984,576
Work in process               1,221,160     1,242,028
Raw materials                10,245,349     9,750,241
                            -----------   -----------

                             14,867,251    14,976,845

Less obsolescence reserve       698,894       868,820
                            -----------   -----------

                            $14,168,357   $14,108,025
                            ===========   ===========

Changes in the Company's inventory obsolescence reserve are as follows:

                       2004        2003         2002
                    ---------    ---------   ---------
Beginning balance   $ 868,820    $ 754,644   $ 488,817
Write-offs                  -      114,176     387,327
Recoveries           (169,926)           -    (121,500)
                    ---------    ---------   ---------

Ending balance      $ 698,894    $ 868,820   $ 754,644
                    =========    =========   =========

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE E - OTHER INCOME

In 2002, other income primarily comprises compensation from one of the Company's customers relating to cancelled purchase order commitments.

NOTE F -  PROPERTY, PLANT AND EQUIPMENT, NET

Machinery and equipment consist of the following at April 30:

                                                                                        2004            2003
                                                                                    -----------     -----------
Land and buildings                                                                  $ 8,832,653     $ 1,950,000
Property, plant and equipment                                                        19,126,937      15,767,907
Office equipment                                                                      2,578,362       2,497,991
Tools and dies                                                                          268,630         268,630
Leasehold improvements                                                                1,838,958       2,616,194
Equipment under capital leases                                                       13,185,881      13,185,881
                                                                                    -----------     -----------

                                                                                     45,831,421      36,286,603
Less accumulated depreciation and amortization, including amortization of assets under capital leases of $6,868,759 and $5,813,891 at April 30, 2004 and
    2003, respectively                                                               20,123,520      17,189,633
                                                                                    -----------     -----------

Property, plant and equipment, net                                                  $25,707,901     $19,096,970
                                                                                    ===========     ===========

NOTE G - GUARANTEES

In August 1999, the Company entered into a guaranty agreement with SMTU's lender to guarantee the obligation of SMTU under its revolving line of credit to a maximum of $2,000,000 plus interest and related costs associated with the enforcement of the guaranty. In connection with the guaranty agreement, one of the limited partners of SMTU and a Vice President of SMTU have each executed a guaranty to the lender to reimburse the Company for up to $500,000 of payments made by the Company under its guaranty to the lender in excess of $1,000,000. In addition, the limited partner has agreed to indemnify the Company for 50% of all payments made on behalf of SMTU to the lender. The limited partner's obligation to the Company under the indemnity is reduced dollar for dollar to the extent the limited partner would otherwise be

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE G - GUARANTEES - CONTINUED

obligated to pay more than $1,000,000 as a result of his guaranty to the lender. The revolving line of credit expires on July 31, 2005 and no liability has been recorded by the Company related to its guaranty.

NOTE H - NOTES PAYABLE

The Company amended its loan and security agreement in February 2004, that provides for a revolving credit facility, an $800,000 equipment loan facility, and a $2,000,000 letter-of-credit facility. The maximum borrowing limit under the revolving credit facility is limited to the lesser of (i) $13,000,000 or
(ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $6,500,000 or up to 50% of the inventory borrowing base, as defined. At April 30, 2004 and 2003, the Company had outstanding borrowings of $0 and $1,653,963, respectively.

Borrowings under the revolving line of credit bear interest at the prime rate up to prime rate plus 0.5% (4.0% - 4.5% at April 30, 2004). The Company must also pay an unused commitment fee equal to 0.25% on the revolving credit facility. As of April 30, 2004, the Company had an available line of credit of $13,000,000. The revolving credit facility matures September 30, 2005. At April 30, 2004, the Company was in compliance with its financial covenants and had no borrowing under this facility.

Borrowings under the equipment loan bear interest at prime plus 0.5%. The equipment loan matures August 2005. No amounts were outstanding under the equipment loan facility at April 30, 2004.

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

On June 25, 2004 SMTU amended its loan and security agreement ("Agreement") covering its revolving credit facility. Under the amended terms of the Agreement, the maximum borrowing limit is the lesser of (i) $3,000,000, or (ii) an amount equal to the sum of (A) eighty-five percent (85%) of the net amount eligible accounts receivable outstanding at such date; (B) fifty percent (50%) of eligible inventory at such date and (C) fifty (50%) of the net amount of foreign Solectron eligible accounts receivable outstanding at such date; provided, however, that the

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE H - NOTES PAYABLE - CONTINUED

aggregate amount of advances for eligible inventory shall not exceed one million five hundred thousand dollars ($1,500,000) at any time and the aggregate amount of advances for foreign Solectron eligible accounts receivable shall not exceed five hundred thousand dollars ($500,000) at any time. The amended revolving credit facility matures on July 31, 2005. Borrowings under the revolving credit facility bear interest at the bank's prime plus 2.0% (6.0% at April 30, 2004). The Company is obligated to pay an annual commitment fee of 1/4 of 1.0% on the average daily unused portion of the revolving credit facility. The available portion of the revolving credit facility at April 30, 2004 was $132,798.

The Agreement is collateralized by substantially all of the assets of SMTU and contains certain financial covenants, including specific covenants pertaining to the maintenance of tangible net worth and net income before partnership distributions. As of April 30, 2004 SMTU was in compliance with these debt covenants. At April 30, 2004 and 2003 SMTU had outstanding borrowings of $1,118,514 and $1,476,443, respectively.

On November 19, 2003 the Company purchased the property that serves as the Company's corporate headquarters and its Midwestern manufacturing facility. The Company executed a note with LaSalle Bank N.A. in the amount of $3,600,000. The note bears a fixed interest rate of 5.43% and is payable in sixty monthly installments. A final payment of approximately $2,700,000 is due on or before November 30, 2008. At April 30, 2004, $3,525,000 was outstanding.

NOTE I - ACCRUED EXPENSES

Accrued expenses consist of the following at April 30:

                         2004           2003
                      ----------     ----------
Payroll               $1,552,855     $1,992,531
Bonuses                1,941,402      1,942,200
Interest payable         542,200        539,793
Commissions               49,905         45,734
Professional fees        454,382        433,244
                      ----------     ----------

                      $4,540,744     $4,953,502
                      ==========     ==========

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE J - RELATED-PARTY TRANSACTIONS AND COMMITMENTS

The Company had a related-party transaction with Circuit Systems, Inc., which filed for protection under Chapter 11 of the Federal bankruptcy code, and is now known as Circuit Systems, Inc. Liquidating Grantor's Trust, dated October 14, 2001 ("CSI"), a former shareholder of the Company. CSI divested itself of the investment in common stock of the Company in April 2001. The transaction primarily involved the leasing of operating space. The Company leased space in Elk Grove Village, Illinois, at a base rental of $33,800 per month, with an additional $7,000 per month for property taxes. The lease required the Company to pay maintenance and utility expenses. Subsequent to the renewal agreement, CSI sold the building to a non-related party. The Company's exercise of the renewal option was acknowledged by the new owner. Rent and property tax expense related to the agreement totaled approximately $270,000 from May 2003 through mid-November 2003 and $495,000 and $493,000 for the twelve month periods ended April 30, 2003 and 2002, respectively.

At April 30, 2003 the Company had non-interest bearing receivables of approximately $114,000 for advances to a company in which an officer of the Company is an investor. The balance was paid in full during fiscal 2004. This receivable was guaranteed by an officer of the Company.

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

In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000, against which a reserve of $789,000 was recorded. The Company wrote off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, the Company received a $400,000 promissory note receivable from a third party. Payments were due on the promissory note as follows: $125,000 plus accrued interest due January 1, 2002, $125,000 plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. The payment obligations for $125,000 due January 1, 2003, and 2002, plus accrued interest were paid in December 2002 and 2001, respectively. The payment obligation of $150,000 due January 1, 2004 was paid in January 2004 plus accrued interest. Interest on the promissory note will accrue at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement, the Company will receive its share of the royalty payments. These royalty payments, if any, will be recorded by the Company as received and reflected as payments on the notes.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE K - INCOME TAXES

The income tax provision (benefit) for the years ended April 30 consists of the following:

                   2004           2003           2002
                ----------     ----------     ----------
Current
    Federal     $2,763,249     $2,654,888     $  417,415
    State          483,944        421,535        134,207
    Foreign        102,200        105,348        277,277
Deferred
    Federal        174,922         59,313         99,998
    State           25,723         10,467         14,706
                ----------     ----------     ----------

                $3,550,038     $3,251,551     $  943,603
                ==========     ==========     ==========

As a result of the redemption of stock options, the Company was able to obtain an income tax benefit related to stock issued to employees in the amount of approximately $5,200,000. This tax benefit does not affect net income, but rather is added to additional paid in capital. As a result the Company generated a net tax operating loss, which will offset taxes already paid in fiscal 2004, as well as offset future tax liability. This created a refundable income tax and a future tax benefit. Since a portion of the benefit is not recognized in the current period, it is netted against the income tax payable and recorded as a deferred tax asset.

The reason for the differences between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before income tax expense for the years ended April 30 are as follows:

                                              2004             2003             2002
                                          -----------      -----------      -----------
Income tax at
     Federal rate                         $ 3,134,369      $ 3,068,026      $   925,840
     State income tax, net of federal        (227,136)         278,213           88,577
     Benefit of stock option exercise         275,583                -                -
     Other, net                               367,222          (94,688)         (70,814)
                                          -----------      -----------      -----------

                                          $ 3,550,038      $ 3,251,551      $   943,603
                                          ===========      ===========      ===========

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE K - INCOME TAXES - CONTINUED

Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, 2004 and 2003, are as follows:

                                             2004             2003
                                         -----------      -----------
Allowance for doubtful accounts          $    27,300      $    27,300
Inventory obsolescence reserve               101,399          101,399
Net operating loss carry-forward           1,738,924                -
Accruals not currently deductible             92,248          128,553
Inventory                                    110,846           37,505
                                         -----------      -----------

Current deferred tax asset                 2,070,717          294,757

Prepaid insurance                           (168,166)         (80,615)
                                         -----------      -----------
Current deferred tax liability              (168,166)         (80,615)

Net current deferred tax asset           $ 1,902,551      $   214,142
                                         ===========      ===========

                                             2004             2003
                                         -----------      -----------
Ownership in SMTU                        $    20,352      $  (105,753)
Impairment reserve                            71,098          128,720
                                         -----------      -----------
Long-term deferred tax asset                  91,450           22,967

Gain on involuntary conversion              (224,281)     $  (224,281)
Machinery and equipment                   (1,132,884)        (983,747)
                                         -----------      -----------
Long-term deferred tax liability          (1,357,165)       1,208,028)

Net long-term deferred tax liability     $(1,265,715)     $(1,185,061)
                                         ===========      ===========

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE L - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions ranging from $300 - $500 annually. The Company contributed $68,252, $52,848 and $60,684 to the plans during the fiscal years ended April 30, 2004, 2003 and 2002, respectively. The Company paid total expenses of $10,932, $11,589 and $11,653 for the fiscal years ended April 30, 2004, 2003 and
2002, respectively, relating to costs associated with the administration of the plans.

NOTE M - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the year ended April 30, 2004, two customers accounted for 36% and 13%, respectively, of net sales of the Company, and 26% and 6%, respectively, of accounts receivable at April 30, 2004. For the year ended April 30, 2003, two customers accounted for 27% and 13%, respectively, of net sales of the Company, and 19% and 4%, respectively, of accounts receivable at April 30, 2003. For the year ended April 30, 2002, two customers accounted for 21% and 15%, respectively, of net sales of the Company, and 29% and 3%, respectively, of accounts receivable at April 30, 2002.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE N - LEASES

The Company leases certain facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2004:

                                                 Capital             Operating
         Years ending April 30,                   leases               leases
         ----------------------                -----------          -----------
         2005                                  $   712,222          $   726,190
         2006                                      262,706              628,780
         2007                                       49,035              628,903
         2008                                            -              652,681
         2009                                            -              550,557
         Thereafter                                      -              380,120
                                               -----------          -----------

                                                 1,023,963            3,567,231
                                               ===========          ===========

Less amounts representing interest                  83,992
                                               -----------

                                                   939,971

Less current portion                               640,436
                                               -----------

                                               $   299,535
                                               ===========

Rent expense incurred under operating leases was approximately $659,000, $886,000 and $836,000 for the years ended April 30, 2004, 2003 and 2002, respectively.

In July 1997, the Company refinanced some machinery and equipment under a sale/leaseback arrangement. The equipment was sold for approximately $1,400,000 million in cash. The Company has the option to purchase the equipment at the end of the lease term for $1. The transaction has been accounted for as a financing lease, wherein the property remains on the balance sheet and will continue to be depreciated, and a financing obligation equal to the proceeds has been recorded. The lease was paid in full during fiscal 2004 and the option to purchase the equipment at the end of the lease for $1 was exercised.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE O - STOCK OPTIONS

The Company has stock option plans ("Option Plans") under which certain members of management and outside non-management directors may acquire up to 1,303,500 shares of common stock. Options to be granted under the management plans total 967,500, with the non-management director plans allowing for a total of 336,000 options to be granted. At April 30, 2004, the Company has 178,154 shares reserved for future issuance to management under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. Management options of 26,900 vest over five years with the remaining 663,470 management options vesting over three years from the date of grant, provided the optionee remains an employee of the Company. Options granted to non-employee directors are vested on the date of grant.

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

The weighted-average grant date fair value of the options granted during fiscal 2004, 2003 and 2002 was $0, $2.84 and $2.31, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:

                                               2004            2003             2002
                                               ----          --------         --------
Expected dividend yield                         N/A               .0%              .0%
Expected stock price volatility                 N/A            0.794            1.653
Average risk-free interest rate                 N/A             2.78%            5.48%
Weighted-average expected life of options       N/A          5 years          5 years

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE O - STOCK OPTIONS - CONTINUED

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

The table below summarizes option activity through April 30, 2004:

                                                                            Number of
                                                         Weighted-           options
                                                          average          exercisable
                                        Number of         exercise           at end
                                         options           price             of year
                                       ----------        ---------         -----------
Outstanding at April 30, 2001            741,098           $6.63             561,205
Options granted during 2002              394,000            2.47
Options forfeited during 2002             (4,605)           6.76
                                       ---------

Outstanding at April 30, 2002          1,130,493            5.16             748,497
Options granted during 2003               72,500            4.36
Options exercised during 2003            (52,757)           2.36
Options cancelled during 2003           (179,000)           7.09
Options forfeited during 2003             (1,866)           4.66
                                       ---------

Outstanding at April 30, 2003            969,370            4.89             833,304
Options exercised during 2004           (818,751)           5.63
                                       ---------
Outstanding at April 30, 2004            150,619            2.71             137,284
                                       =========

Information with respect to stock options outstanding and stock options exercisable at April 30, 2004, follows:

                                                              Options outstanding
                                          -----------------------------------------------------------
                                              Number            Weighted-average          Weighted-
                                          outstanding at           remaining               average
Range of exercise prices                  April 30, 2004        contractual life       exercise price
------------------------                  --------------      -------------------      --------------
    $  2.20 - 5.63                           147,519              7.88 years              $  2.51
     10.25 - 14.50                             3,100              6.17 years                12.25
                                             -------
                                             150,619
                                             =======

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE O - STOCK OPTIONS - CONTINUED

                                         Options exercisable
                                  ----------------------------------
                                      Number             Weighted-
                                  exercisable at          average
Range of exercise prices          April 30, 2004      exercise price
------------------------          --------------      --------------
    $  2.20 - 5.63                    134,184            $  2.36
     10.25 - 14.50                      3,100              12.25
                                      -------

                                      137,284
                                      =======

NOTE P - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         2004          2003           2002
                                                     ----------     ----------     ----------
Net income available to common stockholders          $5,405,732     $5,714,924     $1,542,056
                                                     ==========     ==========     ==========

Weighted-average shares
   Basic                                              3,423,999      2,885,652      2,881,227
   Effect of dilutive warrants and stock options        117,298        469,424         86,031
                                                     ----------     ----------     ----------

   Diluted                                            3,541,297      3,355,076      2,967,258
                                                     ==========     ==========     ==========

Basic earnings per share                             $     1.58     $     1.98     $      .54

Diluted earnings per share                           $     1.53     $     1.70     $      .52

Options to purchase 150,619, 969,370 and 1,130,493 shares of common stock were outstanding at April 30, 2004, 2003 and 2002, respectively.

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal 2004, 2003 and 2002:

                                           First           Second             Third           Fourth
                                          quarter          quarter           quarter          quarter
                                       ------------      ------------     ------------     ------------
2004

Net sales                              $ 24,833,797      $ 26,526,879     $ 23,906,181     $ 25,227,265
Gross margin                              4,713,943         5,558,548        4,447,000        4,396,439
Net income                                1,307,497         1,812,736        1,192,840        1,092,658
Net income per common share
       Basic                                   0.44              0.54             0.33             0.29
       Diluted                                 0.38              0.52             0.33             0.29

2003

Net sales                              $ 22,983,430      $ 26,148,122     $ 27,879,095     $ 28,813,610
Gross margin                              3,621,139         4,625,818        5,068,980        6,603,746
Net income                                  616,201         1,137,368        1,642,944        2,318,411
Net income per common share
       Basic                                   0.21              0.39             0.58             0.79
       Diluted                                 0.19              0.34             0.49             0.58

2002

Net sales                              $ 21,073,760      $ 30,278,195     $ 27,369,529     $ 23,571,104
Gross margin                                249,429         4,134,557        3,940,683        3,204,601
Net (loss) income                          (270,842)          923,849          591,361          297,688
Net (loss) income per common share
       Basic                                  (0.09)             0.32             0.21             0.10
       Diluted                                (0.09)             0.32             0.21             0.09

SIGMATRON INTERNATIONAL, INC., SUBSIDIARIES AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2004, 2003 AND 2002

NOTE R - LITIGATION

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

During the fiscal year ended April 30, 2003, a lawsuit was filed by the liquidating trustee of Circuit Systems, Inc. ("CSI") against Gary R. Fairhead, President and CEO of the Company and a former director of CSI ("Fairhead"), and other former directors of CSI, alleging, in part, that Fairhead had breached his fiduciary duty to CSI and its stockholders in a number of respects. Fairhead joined the CSI Board in 1995, resigning in early 2001. Fairhead has indicated to the Company that the Company may have a duty under certain circumstances to (i) indemnify him against all expenses, including legal fees, judgments and amounts paid in settlement actually incurred by him in connection with the CSI lawsuit, and (ii) advance his costs incurred in defending against these claims. Fairhead has not made any request to the Company for indemnity or advancement of expenses in the lawsuit, and the Company has taken no position on either issue.