Form 10-Q
period 2004-07-31
SIGMATRON INTERNATIONAL INC
filed 2004-09-10
CIK 915358

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2004

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

On September 7, 2004 there were 3,752,054 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index




PART 1.         FINANCIAL INFORMATION:                                                           Page No.
                                                                                                 --------
     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets - July 31, 2004
                and April 30, 2004                                                                   3

                Condensed Consolidated Statements of Operations -
                Three Months Ended July 31, 2004 and July 31, 2003                                   4

                Condensed Consolidated Statements of Cash Flows -
                Three Months Ended July 31, 2004 and July 31, 2003                                   5

                Notes to Condensed Consolidated Financial Statements                                 6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                            9

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          12

     Item 4.    Controls and Procedures                                                             12


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                    13

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets


                                                               JULY 31,           April 30,
                                                                 2004               2004
                                                              UNAUDITED            Audited
                                                            ---------------   ---------------
CURRENT ASSETS:
  Cash                                                      $     4,140,758   $     5,145,814
  Restricted cash                                                   100,000           100,000
  Accounts receivable, less allowance for doubtful
   accounts of $508,894 at July 31, 2004 and
   April 30, 2004                                                12,237,569        12,651,272
  Inventories                                                    18,475,374        14,168,357
  Prepaid and other assets                                        1,057,449         1,315,127
  Refundable taxes                                                  275,583           275,583
  Deferred income taxes                                           2,082,905         1,902,551
  Other receivables                                                 109,272           415,253
                                                            ---------------   ---------------

  Total current assets                                           38,478,910        35,973,957

  Property, machinery and equipment, net                         25,418,839        25,707,901

  Other assets                                                    1,205,442         1,316,814
                                                            ---------------   ---------------

  Total assets                                              $    65,103,191   $    62,998,672
                                                            ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                    $     9,231,402   $     7,475,026
  Accrued expenses                                                3,137,352         4,540,744
  Income taxes payable                                              632,829                 -
  Notes payable - other                                             430,000           430,000
  Capital lease obligations                                         583,207           640,436
                                                            ---------------   ---------------

  Total current liabilities                                      14,014,790        13,086,206

  Notes payable - banks                                           1,341,266         1,118,514
  Notes payable - buildings, less current portion                 4,422,415         4,536,159
  Capital lease obligations, less current portion                   199,381           299,536
  Subordinated debenture payable                                  1,050,000         1,050,000
  Deferred income taxes                                           1,265,714         1,265,714
                                                            ---------------   ---------------

Total liabilities                                                22,293,566        21,356,129

MINORITY INTEREST IN AFFILIATE                                      563,469           439,787

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                               -                 -
  Common stock, $.01 par value; 6,000,000 shares
    authorized, 3,752,054 and 3,750,954 shares issued                37,521            37,510
    and outstanding at July  31, 2004 and April 30, 2004,
    respectively
  Capital in excess of par value                                 19,062,945        19,056,525
  Retained earnings                                              23,145,690        22,108,721
                                                            ---------------   ---------------

Total stockholders' equity                                       42,246,156        41,202,756
                                                            ---------------   ---------------

Total liabilities and stockholders' equity                  $    65,103,191   $    62,998,672
                                                            ===============   ===============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                   Unaudited


                                                           THREE MONTHS      Three Months
                                                               ENDED             Ended
                                                           JULY 31, 2004     July 31, 2003
                                                          ---------------   ---------------
Net sales                                                 $    25,078,167   $    24,833,796
Cost of products sold                                          20,452,469        20,119,854
                                                          ---------------   ---------------

Gross profit                                                    4,625,698         4,713,942

Selling and administrative expenses                             2,712,075         2,507,924
                                                          ---------------   ---------------

Operating income                                                1,913,623         2,206,018

Interest expense -  Banks and capital lease obligations            66,683            80,066
                                                          ---------------   ---------------

Income before income tax expense and minority
  interest of affiliate                                         1,846,940         2,125,952

Income tax expense                                                686,291           785,362
                                                          ---------------   ---------------

Income before minority interest of affiliate                    1,160,649         1,340,590

Minority interest in income of affiliate                          123,680            70,611
                                                          ---------------   ---------------

Net income                                                $     1,036,969   $     1,269,979
                                                          ===============   ===============


Net income per common share - Basic                       $          0.28   $          0.43
                                                          ===============   ===============


Net income per common share - Assuming dilution           $          0.27   $          0.37
                                                          ===============   ===============

Weighted average shares of common stock outstanding
Basic                                                           3,751,014         2,961,515
                                                          ===============   ===============

Diluted                                                         3,787,597         3,425,499
                                                          ===============   ===============

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                                  THREE MONTHS        Three Months
                                                                                                      ENDED               Ended
                                                                                                    07/31/04            07/31/03
                                                                                                 ---------------    ---------------
OPERATING ACTIVITIES:
Net income                                                                                       $     1,036,969    $     1,269,979

Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation and amortization                                                        839,730            735,263
Changes in operating assets and liabilities:
                    Accounts receivable                                                                  413,702          2,530,265
                    Inventories                                                                       (4,307,017)         1,491,102
                    Prepaid expenses and other assets                                                    478,365           (140,390)
                    Minority interest in affiliate                                                       123,682             70,610
                    Trade accounts payable                                                             1,756,376         (1,352,774)
                    Income taxes payable                                                                 632,829           (270,264)
                    Accrued expenses                                                                  (1,403,389)        (1,972,276)
                                                                                                 ---------------    ---------------

                    Net cash (used in) provided by operating activities                                 (428,753)         2,361,515

INVESTING ACTIVITIES:
                    Purchases of machinery and equipment                                                (534,354)          (265,698)
                                                                                                 ---------------    ---------------

                    Net cash used in investing activities                                               (534,354)          (265,698)


FINANCING ACTIVITIES:
                    Proceeds from exercise of options                                                      6,431            970,601
                    Net payments under note payable obligation                                          (113,747)        (1,718,074)
                    Net payments under capital lease obligations                                        (157,385)          (290,441)
                    Net (borrowings) payments under line of credit                                       222,752           (745,272)
                                                                                                 ---------------    ---------------

                    Net cash used in financing activities                                                (41,949)        (1,783,186)
                                                                                                 ---------------    ---------------

                    Change in cash                                                                    (1,005,056)           312,631

                    Cash at beginning of period                                                        5,145,814            424,844
                                                                                                 ---------------    ---------------

                    Cash at end of period                                                        $     4,140,758    $       727,475
                                                                                                 ===============    ===============

                    Supplementary disclosures of cash flow information
                       Cash paid for interest                                                    $        92,411    $        97,574
                       Cash paid for income taxes, net of (refunds)                                      171,931            971,424


See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc., its wholly owned subsidiary Standard Components de Mexico S.A., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd., SMT Unlimited L.P. and its procurement branch SigmaTron Taiwan (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company adopted the provisions of FASB Interpretation No. 46, ("FIN 46R") Consolidation of Variable Interest Entities as of November 1, 2003 as it relates to its affiliate SMT Unlimited L.P. ("SMTU") and consolidated SMTU from the earliest date reported.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2004.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                                     July 31,               April 30,
                                                       2004                    2004
                                                 ---------------         ---------------
            Finished products                    $     3,436,668         $     3,400,742
            Work-in-process                            1,926,663               1,221,160
            Raw materials                             13,112,043               9,546,455
                                                 ---------------         ---------------
                                                 $    18,475,374         $    14,168,357
                                                 ===============         ===============

NOTE C - PURCHASE OF AFFILIATE

On August 2, 2004 the Company acquired the interest of outside investors in its affiliate SMTU and the general partner of SMTU, SMT Unlimited, Inc. bringing the Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004 the Company acquired the remaining interest in its affiliate SMTU. The acquisition has resulted in SMTU becoming a wholly-owned subsidiary of the Company. The Company's current intention is to merge SMTU into the Company and SMTU will become an operating division of the Company.

NOTE D - STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of July 31, 2004 there are no issued restricted shares or restricted stock units issued. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                                    Three Months Ended
                                        ---------------------------------------
                                            July 31,                July 31,
                                             2004                     2003
                                        ---------------         ---------------
Net Income, as reported                 $     1,036,969         $     1,269,979

Deduct:  total stock-based
   employee compensation
   expense determined under
   fair based method for
   awards granted, modified,
   or settled, net of related
   tax effects                                  (66,632)                (66,632)
                                        ---------------         ---------------

Pro forma net income                    $       970,337         $     1,203,347
                                        ===============         ===============

                                              Three Months Ended
                                     ------------------------------------
                                        July 31,            July 31,
                                         2004                 2003
                                     ---------------    -----------------
Earnings per share
   Basic - as reported                $           .28    $           .43
   Basic - pro forma                              .26                .39

   Diluted - as reported                          .27                .37
   Diluted - pro forma                            .26                .34
                                      ===============    ===============

Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three month period ended July 31, 2004, all options were dilutive and included in the diluted income per share calculations.

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

NEW ACCOUNTING STANDARDS

Consolidation of variable interest entities - FIN 46R is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46R applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46R as of November 1, 2003 as it relates to its affiliate SMTU.

The accompanying financial statements include the financial position and results of operations and cash flows for SMTU, with the remaining 57.5% reflected as a "minority interest." Previously the Company had reflected such investment on the equity method. The Company adopted the provisions of FIN 46R for its investment in SMTU and has restated all periods presented in the accompanying financial statements and footnotes to the financial statements.

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

OVERVIEW:

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

As services provided by the EMS industry have continued to increase over the past several months lead-time for components have increased. Pricing for components and related commodities has escalated and may continue to increase in the future periods. The impact of these price increases could have a negative material effect on the Company's gross margins and operating results.

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

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended July 31, 2004 to $25,078,167 from $24,833,796 for the three month period ended July 31, 2003. Sales increased for the three month period ended July 31, 2004 as compared to the same period in the prior year in the telecommunications, fitness and consumer electronics industries. Sales weakened in the gaming and appliance marketplace for the quarter ended July 31, 2004 as compared to the quarter ended July 31, 2003.

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

Gross profit decreased during the three month period ended July 31, 2004 to $4,625,698 compared to $4,713,942 for the same period in the prior fiscal year. Gross profits decreased as a percentage of net sales to 18.5% for the three month period ended July 31, 2004 from 19.0% for the same period in the prior fiscal year. The decrease in the Company's gross margin for the three month period is the result of price erosion within the EMS industry, product life cycle issues and component pricing. The Company's focus remains on expanding its customer base and increasing gross margins, while there can be no assurance that gross margins will remain stable or increase in future quarters.

Selling and administrative expenses increased to $2,712,075 for the three month period ended July 31, 2004 compared to $2,507,904 in the same period last year. The increase for the three month period ended July 31, 2004 is primarily due to increases in commission and material procurement overhead expenses.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2004 was $66,683 compared to $80,066 for the same period in the prior year. This decrease was attributable to a decrease in the amount outstanding under the Company's credit facility and reduced interest rates.

As a result of the factors described above, net income decreased to $1,036,969 for the three month period ended July 31, 2004 compared to $1,269,979 for the same period in the prior year. Basic and dilutive earnings per share for the first fiscal quarter of 2005 were $0.28 and

$0.27, respectively, compared to basic and dilutive earnings per share of $0.43 and $0.37, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of fiscal 2005 cash used in operating activities was primarily related to net income of $1,307,497 and an increase in trade payables. The cash used in operations was offset by a significant increase of $4,307,017 in inventory, which resulted in $428,753 of cash used in operating activities for the quarter ended July 31, 2004.

The Company used $534,354 in cash for investing activities in the first quarter of fiscal 2005 to purchase machinery and equipment. The Company anticipates additional machinery and equipment will be purchased during fiscal 2005.

The Company anticipates its credit facility, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal 2005. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

On August 2, 2004 the Company acquired the interest of outside investors in its affiliate SMTU and the general partner of SMTU, SMT Unlimited, Inc. bringing the Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004 the Company acquired the remaining interest in its affiliate SMTU. The acquisition has resulted in SMTU becoming a wholly-owned subsidiary of the Company. The Company's current intention is to merge SMTU into the Company and SMTU will become a manufacturing division of the Company.

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

(b)         Changes in Internal Controls

There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 31.1 - Certification of Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 - Certification of Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                    9/10/04
----------------------------------------------          ----------------------
Gary R. Fairhead                                        Date
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                      9/10/04
----------------------------------------------          ----------------------
Linda K. Blake                                          Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)