Form 10-Q
period 2004-10-31
SIGMATRON INTERNATIONAL INC
filed 2004-12-13
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended October 31, 2004


                         Commission File Number 0-23248

                          SIGMATRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant, as Specified in its Charter)

                        Delaware                                               36-3918470
---------------------------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer
                                                                        Identification Number)

2201 Landmeier Road, Elk Grove Village, Illinois 60007
---------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:(847) 956-8000


                                    No Change
-------------------------------------------------------------------------------
        (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|


On December 10, 2004 there were 3,752,054 shares of the registrant's Common Stock outstanding.

                          SigmaTron International, Inc.


                                      Index

PART 1.       FINANCIAL INFORMATION:                                                            Page No.
                                                                                                --------
  Item 1.     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets - October 31, 2004
              and April 30, 2004                                                                  3

              Condensed Consolidated Statements of Operations - Three
              and Six Months Ended October 31, 2004 and 2003                                      4

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended October 31, 2004 and 2003                                          5

              Notes to Condensed Consolidated Financial Statements                                6

  Item 2.     Management's Discussion and Analysis of Financial Condition                         9
              and Results of Operations

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                          13

  Item 4.     Controls and Procedures                                                             13

PART II.      OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders                                 14

  Item 6.     Exhibits                                                                            15

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets

                                                                   OCTOBER 31,       April 30,
                                                                      2004              2004
                                                                   UNAUDITED          Audited
                                                                  -----------      ------------
CURRENT ASSETS:
  Cash                                                            $   252,997      $ 5,145,814
  Restricted cash                                                     100,000          100,000
  Accounts receivable, less allowance for doubtful accounts
    of $120,000 at Octrober 31, 2004 and April 30, 2004            14,366,650       12,651,272
  Inventories -- net                                               20,191,637       14,168,357
  Prepaid and other assets                                            926,806        1,315,127
  Refundable taxes                                                       --            275,583
  Deferred income taxes                                             1,912,114        1,902,551
  Other receivables                                                   104,146          415,253
                                                                  -----------      -----------
  Total current assets                                             37,854,350       35,973,957
  Property, machinery and equipment, net                           25,626,014       25,707,901
  Goodwill                                                            719,040             --
  Other assets                                                      1,920,444        1,316,814
                                                                  -----------      -----------
  Total assets                                                    $66,119,848      $62,998,672
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                          $ 8,415,041      $ 7,475,026
  Accrued expenses                                                  3,780,817        4,540,744
  Income taxes payable                                              1,551,610             --
  Notes payable -- buildings                                          430,000          430,000
  Notes payable -- other                                              965,000             --
  Capital lease obligations                                           615,472          640,436
                                                                  -----------      -----------
  Total current liabilities                                        15,757,940       13,086,206
  Notes payable -- banks                                              234,260        1,118,514
  Notes payable -- buildings, less current portion                  4,307,456        4,536,159
  Notes payable -- other                                              365,000             --
  Capital lease obligations, less current portion                     612,544          299,536
  Subordinated debenture payable                                         --          1,050,000
  Deferred income taxes                                             1,265,714        1,265,714
                                                                  -----------      -----------
Total liabilities                                                  22,542,914       21,356,129
MINORITY INTEREST IN AFFILIATE                                           --            439,787
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                              --               --
  Common stock, $.01 par value; 6,000,000 shares authorized,
    3,752,054 and 3,750,954 shares issued and outstanding at
    October 31, 2004 and April 30, 2004, respectively                  37,521           37,510
  Capital in excess of par value                                   19,062,945       19,056,525
  Retained earnings                                                24,476,468       22,108,721
                                                                  -----------      -----------
Total stockholders' equity                                         43,576,934       41,202,756
                                                                  -----------      -----------
Total liabilities and stockholders' equity                        $66,119,848      $62,998,672
                                                                  ===========      ===========


See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                    Unaudited

                                        THREE MONTHS       Three Months       SIX MONTHS       Six Months
                                           ENDED              Ended             ENDED            Ended
                                       OCTOBER 31, 2004  October 31, 2003  OCTOBER 31, 2004  October 31, 2004
                                      -----------------  ----------------  ----------------  ----------------
Net sales                                $27,861,691      $26,526,879      $52,939,858      $51,360,675
Cost of products sold                     22,668,658       20,968,331       43,121,127       41,088,186
                                         -----------      -----------      -----------      -----------
Gross profit                               5,193,033        5,558,548        9,818,731       10,272,489
Selling and administrative expenses        2,949,772        2,520,746        5,661,847        5,028,669
                                         -----------      -----------      -----------      -----------
Operating income                           2,243,261        3,037,802        4,156,884        5,243,820
Interest expense -- Banks and
  capital lease obligations                   53,630           10,037          120,313           52,585
                                         -----------      -----------      -----------      -----------
Income before income tax expense
  and minority interest of
  affiliate                                2,189,631        3,027,765        4,036,571        5,191,235
Income tax expense                           869,800        1,157,760        1,556,091        1,943,122
                                         -----------      -----------      -----------      -----------
Income before minority interest of
  affiliate                                1,319,831        1,870,005        2,480,480        3,248,113
Minority interest in income of
  affiliate                                   10,654           57,269          134,334          127,879
                                         -----------      -----------      -----------      -----------
Net income                               $ 1,309,177      $ 1,812,736      $ 2,346,146      $ 3,120,234
                                         ===========      ===========      ===========      ===========
Net income per common share -- Basic     $      0.35      $      0.54      $      0.63      $      0.99
                                         ===========      ===========      ===========      ===========
Net income per common share --
  Assuming dilution                      $      0.34      $      0.52      $      0.61      $      0.92
                                         ===========      ===========      ===========      ===========
Weighted average shares of common
  stock outstanding
Basic                                      3,752,054        3,367,289        3,751,534        3,165,511
                                         ===========      ===========      ===========      ===========
Diluted                                    3,840,442        3,478,249        3,837,379        3,403,659
                                         ===========      ===========      ===========      ===========


See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                 SIX MONTHS        Six Months
                                                                   ENDED              Ended
                                                                  10/31/04           10/31/03
                                                                 -----------       -----------
OPERATING ACTIVITIES:
Net income                                                       $ 2,346,146       $ 3,120,234
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                    1,598,183         1,355,483
Changes in operating assets and liabilities:
  Accounts receivable                                             (1,715,378)        2,113,094
  Inventories                                                     (6,023,280)           41,642
  Prepaid expenses and other assets                                   59,091          (692,770)
  Refundable taxes                                                   275,583        (1,469,086)
  Other receivables                                                  311,107          (145,662)
  Trade accounts payable                                             940,015           344,780
  Income taxes payable                                             1,444,555        (1,422,212)
  Deferred taxes                                                      (9,563)             --
  Accrued expenses                                                  (759,927)       (1,169,574)
                                                                 -----------       -----------
  Net cash (used in) provided by operating activities             (1,533,468)        2,075,929

INVESTING ACTIVITIES:
  Purchases of machinery and equipment                            (1,210,087)         (833,225)
  Purchase of SMTU interest                                       (1,350,353)             --
                                                                 -----------       -----------
  Net cash used in investing activities                           (2,560,440)         (833,225)

FINANCING ACTIVITIES:
  Proceeds from exercise of options                                    6,431         3,626,857
  Tax benefit from options exercised                                    --           3,368,263
  Repurchase of options                                               19,574
  Proceeds (payment) under note payable obligation                  (228,703)       (1,783,314)
  Proceeds (payments) under capital lease obligations                288,043          (549,360)
  Payments under line of credit                                     (884,254)         (642,746)
                                                                 -----------       -----------
  Net cash (used in) provided by financing activities               (798,909)        4,019,700
                                                                 -----------       -----------
  Change in cash                                                  (4,892,817)        5,262,404
  Cash at beginning of period                                      5,145,814           424,844
                                                                 -----------       -----------
  Cash at end of period                                          $   252,997       $ 5,687,248
                                                                 ===========       ===========
  Supplementary disclosures of cash flow information
  Cash paid for interest                                         $   202,009       $   134,855
  Cash paid for income taxes, net of (refunds)                      (265,910)        1,297,317
  Non Cash Investing activities:
  Acquisition of SMTU                   $ 2,620,353
  Cash paid for acquisition             ($1,350,353)
                                        -----------
  Notes issued for acquisition          $ 1,270,000
  Forgiveness of subordinated debenture                            1,050,000
  Forgiveness of accrued interest payable                            525,000
  Reduction of long lived assets from purchase of SMTU               306,236
  Goodwill created                                                   719,040


See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc., its wholly owned subsidiary Standard Components de Mexico S.A., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd., SMT Unlimited L.P. ("SMTU") and its procurement branch SigmaTron Taiwan (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The Company adopted the provisions of FASB Interpretation No. 46, ("FIN 46R") Consolidation of Variable Interest Entities as of November 1, 2003 as it relates to its affiliate SMTU and consolidated SMTU from the earliest date reported.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2004.


NOTE B -- INVENTORIES


The components of inventory consist of the following:

                            October 31,         April 30,
                               2004               2004
                               -----              ----
Finished products       $     4,195,292    $    3,400,742
Work-in-process               2,021,349         1,221,160
Raw materials                13,974,996         9,546,455
                        ---------------    --------------
                        $    20,191,637    $   14,168,357
                        ===============    ==============


NOTE C -- PURCHASE OF AFFILIATE

On August 2, 2004 the Company acquired the interest of outside investors in its affiliate SMTU and the general partner of SMTU, SMT Unlimited, Inc., thereby bringing the

Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004 the Company acquired the remaining interests in its affiliate SMTU from its managers. The aggregate price paid for all the interests was $2,620,353. This aggregate price was paid with $1,270,000 in notes with terms of up to 2 years and cash in the amount of $1,350,353. The acquisition was treated as a step acquisition and resulted in goodwill of $719,040. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company.

NOTE D -- STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of October 31, 2004 there are no issued restricted shares or restricted stock units issued. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                              Three Months Ended          Six Months Ended
                           October 31,  October 31,   October 31,   October 31,
                              2004         2003          2004          2003
                              -----        -----         -----         ----
Net Income, as reported    $ 1,309,177  $ 1,812,736   $ 2,346,146   $ 3,120,234
Deduct: total
  stock-based employee
  compensation expense
  determined under fair
  based method for
  awards granted,
  modified, or settled,
  net of related tax
  effects                    (100,116)     (66,632)     (200,232)     (133,264)
                           ----------   ----------    ----------    ----------
Pro forma net income       $1,209,061   $1,746,104    $2,145,914    $2,986,970
                           ==========   ==========    ==========    ==========

                          Three Months Ended        Six Months Ended
                        October 31, October 31,  October 31,  October 31,
                           2004        2003         2004        2003
                          -----       -----        -----        -----
Earnings per share
Basic -- as reported       $.35        $.54         $.63        $.99
Basic -- pro forma          .32         .52          .57         .94
Diluted -- as reported      .34         .52          .61         .92
Diluted -- pro forma        .32         .50          .56         .88
                           ====        ====         ====        ====


Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three month period ended October 31, 2004, 3,100 options were anti-dilutive and not included in the diluted income per share calculations.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment, including its investment and assets related to its affiliate SMTU, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company has adopted SFAS No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

Impairment of Goodwill - The Company assesses the recoverability of goodwill on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows may be sufficient to support recorded goodwill. If impairment exists, the carry amount of goodwill would be reduced by the estimated shortfall of discounted cash flows.

NEW ACCOUNTING STANDARDS

Consolidation of variable interest entities -- FIN 46R is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46R applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46R as of November 1, 2003 as it relates to its affiliate SMTU.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the Company's ability to manufacture lead-free assemblies by mid-2006; regulatory compliance; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the Mexican and Chinese economic systems, labor and political conditions; currency fluctuations; and the ability of the Company to manage its growth; including its recent expansion into China. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

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

As services provided by the EMS industry have continued to increase over the past several months lead-time for components have increased. Pricing for components and related commodities has escalated and may continue to increase in the future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have significantly increased the company's legal, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These new rules and regulations have also made it more difficult and more expensive for the Company to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting shareholders, could lose confidence in the reliability of the Company's financial statements, which could result in a decrease in the value of its stock.

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

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended October 31, 2004 to $27,861,691 from $26,526,879 for the three month period ended October 31, 2003. Net sales for the six months ended October 31, 2004 increased to $52,939,858 from $51,360,675 for the same period in the prior fiscal year. Sales volume increased for the three month period ended October 31, 2004 as compared to the same period in the prior year in the telecommunications marketplace. Sales volume increased for the three month period ended October 31, 2004 in the appliance industry, which was partially offset by price reductions. Sales volume increased in the telecommunications and fitness industries for the six month period ended October 31, 2004 compared to the same period in the prior year. The increase for each of the periods was due primarily to an increase in the number of units sold.

Gross profit decreased during the three month period ended October 31, 2004 to $5,193,033 or 18.6% of net sales, compared to $5,558,548 or 21.0% of net sales for the same period in the prior fiscal year. Gross profit decreased for the six month period ended October 31, 2004 to $9,818,731 or 18.5% of net sales, compared to $10,272,489 or 20.0% of net sales for the same period in the prior fiscal year. The decrease in the Company's gross margin for the three and six month periods is the result of pricing pressures within the EMS industry, product life cycle issues and component pricing. The Company's focus remains on expanding its customer base through advertising and potential acquisitions. There can be no assurance that sales levels or gross margins will remain stable in future quarters.

Selling and administrative expenses increased to $2,949,772 or 10.6% of net sales for the three month period ended October 31, 2004 compared to $2,520,746 or 9.5% of net sales in the same period last year. Selling and administrative expenses increased to $5,661,847 or 10.7% of net sales for the six month period ended October 31, 2004 compared to $5,028,669 or 9.8% of net sales in the same period last year. The increase is primarily due to an increase in insurance, legal fees and other professional fees for the three and six month period ended October 31, 2004.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2004 was $53,630 compared to $10,037 for the same period in the prior year. Interest expense for the six month period ended October 31, 2004 increased to $120,313 from $52,585 compared to the same period in the prior year. This change was attributable to the increase in interest for notes payable for the Company's corporate facility and manufacturing facility in Elk Grove Village and its Mexican manufacturing facility.

As a result of the factors described above, net income decreased to $1,309,177 for the three month period ended October 31, 2004 compared to $1,812,736 for the same period in the prior year. Basic and dilutive earnings per share for the second fiscal quarter of 2004 were $0.35 and $0.34, respectively, compared to basic and dilutive earnings per share of $0.54 and 0.52, respectively, for the same period in the prior year. For the six months ended October 31, 2004, the Company recorded net income of $2,346,146 compared to $3,120,234 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the six month period ended October 31, 2004 were $0.63 and $0.61, respectively, compared to basic and dilutive earnings per share of $0.99 and $0.92, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of fiscal 2005 cash used in operating activities was $1,533,468. Cash used in operating activities was primarily related to an increase of $6,023,280 in inventories and an increase of $1,715,378 in accounts receivable, which was partially offset by net income of $2,346,146.

Working capital at October 31, 2004 totaled $22,096,410 compared to $22,887,751 in the same period in the prior year. At October 31, 2004 the Company had $234,260 in borrowings outstanding under the $13,000,000 revolving credit facility and unused availability was approximately $12,765,000. The maximum borrowing limit under the revolving credit facility is limited to the lesser of
(i) $13,000,000 or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $6,500,000 or up to 50% of the inventory borrowing base.

The loan and security agreement is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by stock splits or dividends pro rata to its stockholders. At October 31, 2004 the Company was in compliance with all financial covenants under the credit facility.

The Company used approximately $1,350,000 in cash for investing activities in the six months ended October 31, 2004 for the purchase of its affiliate. On August 2, 2004 the Company acquired the interest of outside investors in its affiliate SMTU and the general partner of SMTU, SMT Unlimited, Inc., thereby bringing the Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004 the Company acquired the remaining interests in its affiliate SMTU from its managers. The aggregate price paid for all the interests was $2.6 million. This aggregate price was paid with $1,270,000 in cash and notes in the amount of $1,330,000 with terms of up to 2 years. The acquisition was treated as a step acquisition and resulted in goodwill of $719,040. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company.

In fiscal 2005 the Company plans to make additional machinery and equipment purchases primarily to support its operation in Mexico. The Company plans to execute a three to five year capital lease to fund such transactions, which it estimates will be approximately $1,100,000 in the aggregate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision of the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of October 31, 2004. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2004.

(b) Changes in Internal Controls

There have been no material changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2004, the Company held its 2004 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of
(i) electing two Class II directors to hold office until the 2007 Annual Meeting of Stockholders, (ii) ratifying the selection of Grant Thornton LLP as independent auditors of the Company, (iii) approving the adoption of the Company's 2004 Employee Stock Option Plan, (iv) approving the adoption of the Company's 2004 Directors' Stock Option Plan, and (v) approving an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company. Each holder of common stock is entitled to one vote for each share held on the record date.

The following persons were elected as directors to hold office until the 2007 Annual Meeting of Stockholders: John P. Chen and Carl Zemenick. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

     Nominee             For         Against     Abstained
     --------            ----        --------    ---------
John P. Chen            3,578,059      106,514         0
Carl Zemenick           3,577,449      107,114         0


The following persons are directors of the Company whose current term extends beyond the 2004 Annual Meeting of Stockholders: Thomas W. Rieck, William L. McClelland, Gary R. Fairhead, Franklin D. Sove and Dilip S. Vyas. There was no solicitation in opposition to management's nominees for directors.

The stockholders voted to approve the ratification of the selection of Grant Thornton LLP as independent auditors for the Company for the fiscal year ended April 30, 2005. A total of 3,653,092 shares were cast for such ratification, 27,170 shares were opposed and 4,301 shares abstained.

The stockholders voted to approve the ratification of the 2004 Employee Option Plan. A total of 1,463,124 share were cast for such ratification, 339,644 shares were opposed and 18,247 shares abstained.

The stockholders voted to approve the ratification of the 2004 Directors' Stock Option Plan. A total of 1,465,352 shares were cast for such ratification, 337,882 were opposed and 17,961 shares abstained.

The stockholders voted to approve the amendment of the Certificate of Incorporation of the Company to increase the number of Authorized Shares of Common Stock of the Company to 12,000,000. A total of 1,463,124 shares were cast for the amendment, 339,644 were opposed and 18,427 shares abstained.

ITEM 6.  EXHIBITS

(a)      Exhibits:

         Exhibit 3.1 -- Certificate of Incorporation of the Company as amended Effective September 21, 2004.

         Exhibit 10.1 -- SigmaTron International, Inc. 2004 Employee Stock Option Plan filed as Appendix B to the Company's Definitive Proxy Statement filed on August 16, 2004, and hereby incorporated by reference.

         Exhibit 10.2 -- SigmaTron International, Inc. 2004 Directors' Stock Option Plan filed as Appendix C to the Company's Definitive Proxy Statement filed on August 16, 2004, and hereby incorporated by reference.

         Exhibit 10.22 -- SigmaTron International, Inc. Employee Stock Option Plan Nonstatutory Stock Option Agreement.

         Exhibit 31.1 -- Certification of Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 -- Certification of Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES:
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC

/s/ Gary R. Fairhead                                                            12/13/04
-------------------------------------------------                               ---------------------
Gary R. Fairhead                                                                Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Blake                                                              12/13/04
-------------------------------------------------                               ---------------------
Linda K. Blake                                                                  Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)