Form 10-Q
period 2005-01-31
SIGMATRON INTERNATIONAL INC
filed 2005-03-14
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2005

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

2201 Landmeier Road, Elk Grove Village, Illinois 60007
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)        (Zip Code)

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

On March 7, 2005 there were 3,752,054 shares of the registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


                                                                        Page No.
                                                                        --------
PART 1.         FINANCIAL INFORMATION:

     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -
                January 31, 2005 and April 30, 2004                        3

                Condensed Consolidated Statements of Operations -
                Three and Nine Months Ended January 31, 2005 and 2004      4

                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended January 31, 2005 and 2004                5

                Notes to Condensed Consolidated Financial Statements       6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       11

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                               16

     Item 4.    Controls and Procedures                                   17


PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings                                         18

     Item 6.    Exhibits                                                  18

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                                    Unaudited


                                                              JANUARY 31,    April 30,
                                                                 2005          2004
                                                              -----------   -----------
CURRENT ASSETS:
  Cash                                                        $   640,977   $ 5,145,814
  Restricted cash                                                 100,000       100,000
  Accounts receivable, less allowance for doubtful
   accounts of $120,000 at January 31, 2005 and
  April 30, 2004                                               14,944,769    12,651,272
  Inventories - net                                            20,595,224    14,168,357
  Prepaid and other assets                                        968,730     1,315,127
  Refundable taxes                                                     --       275,583
  Deferred income taxes                                         1,912,114     1,902,551
  Other receivables                                               241,471       415,253
                                                              -----------   -----------

  Total current assets                                         39,403,285    35,973,957

  Property, machinery and equipment, net                       25,634,501    25,707,901

  Goodwill                                                        719,040            --
  Other assets                                                  1,650,271     1,316,814
                                                              -----------   -----------


  Total assets                                                $67,407,097   $62,998,672
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                      $ 7,635,240   $ 7,475,026
  Accrued expenses                                              4,006,153     4,540,744
  Income taxes payable                                          2,262,579            --
  Notes payable - buildings                                       430,000       430,000
  Notes payable - other                                           665,000            --
  Capital lease obligations                                       744,686       640,436
                                                              -----------   -----------

  Total current liabilities                                    15,743,658    13,086,206

  Notes payable - banks                                                --     1,118,514
  Notes payable -buildings, less current portion                4,191,269     4,536,159
  Capital lease obligations, less current portion               1,359,624       299,536
  Subordinated debenture payable                                       --     1,050,000
  Deferred income taxes                                         1,265,714     1,265,714
                                                              -----------   -----------

Total liabilities                                              22,560,265    21,356,129

MINORITY INTEREST IN AFFILIATE                                         --       439,787

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                            --            --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 3,752,054 and 3,750,954 shares issued
    and outstanding at January 31, 2005 and April 30, 2004,        37,521        37,510
    respectively
  Capital in excess of par value                               19,062,945    19,056,525
  Retained earnings                                            25,746,366    22,108,721
                                                              -----------   -----------

Total stockholders' equity                                     44,846,832    41,202,756
                                                              -----------   -----------

Total liabilities and stockholders' equity                    $67,407,097   $62,998,672
                                                              ===========   ===========


See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                   Unaudited


                                                        THREE MONTHS      Three Months       NINE MONTHS       Nine Months
                                                            ENDED             Ended             ENDED             Ended
                                                      JANUARY 31, 2005  January 31, 2004  JANUARY 31, 2005  January 31, 2004
                                                      ----------------  ----------------  ----------------  ----------------
Net sales                                               $ 28,301,593      $ 23,906,176      $ 81,241,451      $ 75,266,852
Cost of products sold                                     23,518,837        19,459,181        66,639,964        60,547,366
                                                        ------------      ------------      ------------      ------------

Gross profit                                               4,782,756         4,446,995        14,601,487        14,719,486

Selling and administrative expenses                        2,788,060         2,432,844         8,553,938         7,461,515
                                                        ------------      ------------      ------------      ------------

Operating income                                           1,994,696         2,014,151         6,047,549         7,257,971

Other (income)                                              (444,074)          (60,003)         (548,105)          (60,003)

Interest expense                                              82,533            16,458           202,846            69,044
                                                        ------------      ------------      ------------      ------------


Income before taxes                                        2,356,237         2,057,696         6,392,808         7,248,930

Income tax expense                                           918,895           814,410         2,474,986         2,757,532
                                                        ------------      ------------      ------------      ------------

Net income                                              $  1,437,342      $  1,243,286      $  3,917,822      $  4,491,398
                                                        ============      ============      ============      ============

Net income per common share - Basic                     $       0.38      $       0.34      $       1.04      $       1.35
                                                        ============      ============      ============      ============


Net income per common share - Assuming dilution         $       0.38      $       0.34      $       1.02      $       1.28
                                                        ============      ============      ============      ============

Weighted average shares of common stock outstanding

Basic                                                      3,752,054         3,621,451         3,751,707         3,317,420
                                                        ============      ============      ============      ============

Diluted                                                    3,822,157         3,655,200         3,832,121         3,521,565
                                                        ============      ============      ============      ============


See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited


                                                           NINE MONTHS       Nine Months
                                                               ENDED             Ended
                                                         JANUARY 31, 2005  January 31, 2004
                                                         ----------------  ----------------
OPERATING ACTIVITIES:
Net income                                                  $ 3,783,488      $ 4,313,074

Adjustments to reconcile net income
 to net cash provided by operating activities:
      Depreciation and amortization                           2,404,584        1,965,458
      Equity in net income of SMTU                                   --         (110,440)
      SMTU impairment                                          (145,842)              --
Changes in operating assets and liabilities:
      Accounts receivable                                    (2,293,497)       2,204,979
      Inventories                                            (6,426,867)         245,234
      Prepaid expenses and other assets                         346,397       (1,905,276)
      Refundable taxes                                          275,583       (2,488,828)
      Other receivables                                        (159,675)              --
      Trade accounts payable                                    160,214         (885,285)
      Income taxes payable                                    2,262,583       (1,422,212)
      Tax benefit of option exercise                              2,042        5,177,153
      Deferred taxes                                             (9,563)              --
      Accrued expenses                                           58,991           42,747
                                                            -----------      -----------

   Net cash provided by operating activities                    258,438        7,136,604

INVESTING ACTIVITIES:
   Purchases of machinery and equipment                      (2,024,949)      (5,569,305)
   Purchase of SMTU interest                                 (1,338,858)              --
   SMTU impairment                                             (145,845)              --
                                                            -----------      -----------

   Net cash used in investing activities                     (3,509,652)      (5,569,305)


FINANCING ACTIVITIES:
   Proceeds from exercise of options                              4,389        4,310,086
   Minority interest                                           (574,121)         178,326
   Payment under note payable obligation-other                 (665,000)              --
   Proceeds under note payable obligation-building                   --        3,600,000
   Payment under note payable obligation-building              (344,890)        (225,739)
   Proceeds under capital lease obligations                   1,729,073               --
   Payments under capital lease obligations                    (564,736)        (795,212)
   Payments under  line of credit                            (1,118,514)      (2,300,929)
                                                            -----------      -----------

   Net cash (used in) provided by financing activities       (1,533,799)       4,766,532
                                                            -----------      -----------

   Change in cash                                            (4,785,013)       6,333,831

   Cash at beginning of period                                5,145,814          424,844
                                                            -----------      -----------

   Cash at end of period                                    $   360,801      $ 6,758,675
                                                            ===========      ===========

   Supplementary disclosures of cash flow information
      Cash paid for interest                                $   307,666      $   216,171
      Cash paid for income taxes, net of (refunds)             (223,379)       1,322,633
      Acquisition of building financed under bank notes              --        3,600,000

   Non Cash Investing activities
      Acquisition of SMTU              $ 2,668,858
      Cash paid for acquisition        $(1,338,858)
                                       -----------
      Notes issued for acquisition     $ 1,330,000

   Forgiveness of subordinated debenture                      1,050,000
   Forgiveness of accrued interest payable                      525,000
   Reduction of long lived assets from purchase of SMTU         306,236
   Goodwill created                                             719,040


See accompanying notes.

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc., its wholly owned subsidiary Standard Components de Mexico S.A., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd., and its procurement branch SigmaTron Taiwan (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2004.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                     January 31,       April 30,
                                         2005            2004
                                     -----------     -----------
               Finished products     $ 5,018,040     $ 3,400,742
               Work-in-process         2,232,922       1,221,160
               Raw materials          13,344,262       9,546,455
                                     -----------     -----------
                                     $20,595,224     $14,168,357
                                     ===========     ===========

NOTE C - PURCHASE OF AFFILIATE

On August 2, 2004 the Company acquired the interest of outside investors in its affiliate SMT Unlimited L.P. ("SMTU") and the general partner of SMTU, SMT Unlimited, Inc., thereby bringing the Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004 the Company acquired the remaining interests in its affiliate SMTU from its managers. The aggregate price paid for all the interests was $2,668,858. This aggregate price was paid with $1,338,858 in cash and $1,330,000 in notes with terms of up to 2 years. The acquisition was treated as a step acquisition and resulted in goodwill of $719,040. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company.

Prior to the Company's acquisition, SMTU was consolidated under FIN46, as such the proforma revenue would have been the same for all periods presented assuming the acquisition took place May 1, 2003. The unaudited proforma net earnings would have been $3,906,086 and $4,313,074 for the nine months ended January 31, 2005 and 2004, respectively. The unaudited proforma dilutive earnings per share would have been $1.02 and $1.22 for the nine months ended January 31, 2005 and 2004, respectively.

NOTE D - STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of January 31, 2005 there are no issued restricted shares or restricted stock units. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income as reported.

                                       Three Months Ended                Nine Months Ended
                                  January 31,      January 31,      January 31,      January 31,
                                      2005            2004              2005             2004
                                  -----------      -----------      -----------      -----------
Net income, as reported           $ 1,437,342      $ 1,243,286      $ 3,917,822      $ 4,491,398

Deduct: total stock-based
employee compensation expense
determined under fair based
method for awards granted,
modified, or settled, net of
related tax effects                  (100,116)         (66,632)        (300,348)        (199,896)
                                  -----------      -----------      -----------      -----------

Pro forma net income              $ 1,337,226      $ 1,176,654      $ 3,617,474      $ 4,291,502
                                  ===========      ===========      ===========      ===========

                                       Three Months Ended                Nine Months Ended
                                  January 31,      January 31,      January 31,      January 31,
                                      2005            2004              2005             2004
                                  -----------      -----------      -----------      -----------
Earnings per share
   Basic - as reported            $       .38      $       .34      $      1.04      $      1.35
   Basic - pro forma                      .36              .33              .96             1.29

   Diluted - as reported                  .38              .34             1.02             1.28
   Diluted - pro forma                    .35              .32              .94             1.22
                                  ===========      ===========      ===========      ===========

Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three month period ended January 31, 2005, 3,100 options were anti-dilutive and not included in the diluted income per share calculations.

NOTE E - BLOCK SHIELD WARRANTS

The Company expended $25,000 to investigate the feasibility of manufacturing a product for WaveZero, Inc., the owner of design rights to certain shielding products. In exchange the Company received warrants convertible into 153,781 shares of common stock of Block Shield Corporation, PLC (BLS; London Stock Exchange), the parent of WaveZero, Inc. Those warrants were subject to forfeiture upon the occurrence of certain events. During the quarter ending January 31, 2005, the risk of forfeiture terminated. Upon such termination SFAS No. 138 provides that this security be marked to market. Accordingly, the Company has recognized a gain of $350,882 to reflect the increase in the fair market value of said warrants since the date of acquisition through January 31, 2005.

NOTE F - CHINA LAND USE ISSUE

On July 16, 2003, the Company signed a land use rights contract with the Wujiang Land Administration Bureau to obtain the use rights of land in Yao Jiazhuang Village. This particular contract covered the 40 Chinese acres of land that was adjacent to 60 Chinese acres of land for which the Company had already signed a separate land use rights contract. For the 40 acre parcel, the Company paid the transfer fee for the land and subsequently built a dormitory, canteen and power station on the land. In December 2004, the Company received an administration penalty notice of approximately $16,000 from the Wujiang Land Resources Bureau which stated that the Company was occupying the 40 acres without its permission. Under Chinese law the Wujiang Land Resources Bureau may seek penalties for this violation, which includes one or more of the following: 1) levying a fine, 2) confiscating any Company property on the land and 3) requiring the land to be returned. The Company has not received any other administrative notifications other than the penalty notice. The Company estimates the value of the land and building to be $1,100,000 to $1,200,000. The Company received a letter from the Business Development Department of Wujiang Developing District under the Management Committee of Wujiang Developing District which stated that the Company acted properly and that it will indemnify the Company against any penalties assessed against it by the Wujiang Land Resources Bureau. On January 5, 2005 the Company paid the penalty which was assessed against it by the Wujiang Land Resources Bureau. Prior to its payment, the Wujiang Financial Bureau paid the Company the amount of the fine, which is consistent with the terms of the indemnity letter. The Company anticipates the issue will be resolved with the Wujiang Land Resources Bureau without any liability to the Company prior to April 30, 2005.

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

Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing service business are recognized when the product is shipped. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customers specifications. Historically the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than that projected by management.

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company has adopted SFAS No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

Impairment of Goodwill - The Company assesses the recoverability of goodwill on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows may be sufficient to support recorded goodwill. If impairment exists, the carry amount of goodwill would be reduced by the estimated shortfall of discounted cash flows.

NEW ACCOUNTING STANDARDS

Consolidation of variable interest entities - FIN 46R is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46R applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46R as of November 1, 2003 as it relates to its former affiliate SMTU. On October 1, 2004 SMTU was liquidated, thereby becoming an operating division of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) and are to be applied prospectively. The Company does not expect adoption of SFAS No. 151 to have a material effect on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 (SFAS No. 123), "Accounting for Share-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005 (as of July 1, 2005 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company's results of operations depending on the level and form of future equity-based compensation awards issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: To the extent any statements in this quarterly statement may be deemed to be forward looking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of services and products offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the Company's ability to manufacture lead-free assemblies by mid-2006; regulatory compliance; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the Mexico and China's economic systems, labor and political conditions; currency fluctuations; and the ability of the Company to manage its growth, including its recent expansion into China. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update or revise such statements in light of new information, future events or otherwise.

OVERVIEW:

The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (boxbuild) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China and Taiwan.

As the demand for electronic products has continued to increase over the past several months, the lead-time for many components has increased. Pricing for components and related commodities has escalated due to the increased demand and the transition to lead free components and may continue to increase in the future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company's results of operations, and the Company may be required to operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company does not enter into purchase agreements with major or single-source suppliers. The Company believes that ad-hoc negotiations with its suppliers provides flexibility, given that the Company's orders are based on the needs of its customers, which constantly change.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have significantly increased the company's legal, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These new rules and regulations have also made it more difficult and more expensive for the Company to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting, shareholders could lose confidence in the reliability of the Company's financial statements, which could have a material adverse impact on the value of the Company's stock.

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services rendered by the Company and the customers' demands. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the nine month period ended January 31, 2005.

In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended January 31, 2005 to $28,301,593 from $23,906,176 for the three month period ended January 31, 2004. Net sales for the nine months ended January 31, 2005 increased to $81,241,451 from $75,266,852 for the same period in the prior fiscal year. Sales volume increased in the appliance and fitness marketplace for the three and nine month periods ended January 31, 2005 as compared to the same periods in the prior year. The increase in sales volume in these marketplaces was partially offset by price reduction to customers. The Company anticipates additional pricing concessions in future periods. Sales to a specific marketplace are driven by our customers' fluctuating forecasts and their end-market demand. Sales in the consumer product marketplace decreased during the three and nine month period. The decrease is primarily the result of lower sales volume to an existing customer. The Company believes sales to this customer will cease in the fourth quarter of fiscal 2005 due to the customer's decision to move production of its product into a new company-owned facility in Mexico. For the nine month period ended January 31, 2005 sales in the gaming marketplace decreased. The Company anticipates sales in the gaming marketplace will continue to be soft for the fourth quarter of fiscal 2005. The reduction in sales is attributed to a softness in the end-market demand. Sales to customers vary from quarter to quarter depending on customer order terminations, the customer's product life cycle and product transitions. There can be no assurance that sales levels or gross margins will remain stable in future quarters.

Gross profit in total dollars increased during the three month period ended January 31, 2005 to $4,782,756 from $4,446,995 compared to the same period in the prior fiscal year. Gross profit as a percentage of net sales decreased to 16.8% from 18.6% for the three month period ended January 31, 2005 as compared to the same period in the prior year. The increase in total dollars is primarily attributable to the increase in sales volume. The decrease as a percentage is due to an increase in the cost of manufacturing supplies and component pricing. Gross profit decreased in total dollars for the nine month period ended January 31, 2005 as compared to the same period in the prior fiscal year to $14,601,487 from $14,719,486. As a percentage of net sales gross profit decreased to 17.9% from 19.5% for the nine month period ended January 31, 2005 and 2004, respectively. The decrease in total dollars is the result of price concessions. The decrease as a percent of net sales is the result of an increase in the cost of manufacturing supplies and component pricing.

Selling and administrative expenses increased to $2,788,060 or 9.9% of net sales for the three month period ended January 31, 2005 compared to $2,432,844 or 10.1% of net sales in the same period last year. Selling and administrative expenses increased to $8,553,938 or 10.5% of net sales for the nine month period ended January 31, 2005 compared to $7,461,515 or 9.9% of net sales in the same period last year. The increase for the nine month period is primarily due to an increase in legal, insurance and other professional fees.

Other income increased to $548,105 for the nine months ended January 31, 2005 from $60,003 in the same period in the prior year. The increase is primarily due to a gain of $350,882 on warrants, as described in Note E of this report. The warrants represent 153,781 of shares of common stock of Block Shield Corporation, PLC and are recorded at their fair market value at January 31, 2005.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2005 was $82,533 compared to $16,458 for the same period in the prior year. Interest expense for the nine month period ended January 31, 2005 increased to $202,846 from $69,044 compared to the same period in the prior year. This change was attributable to the Company's increased borrowings under its revolving credit facility, increased capital lease obligations, interest for notes payable issued in connection with the acquisition of SMTU and notes payable associated with the purchase of the Company's corporate and manufacturing facility in Elk Grove Village, Illinois.

Net income increased to $1,437,342 for the three month period ended January 31, 2005 compared to $1,243,286 for the same period in the prior year. Basic and dilutive earnings per share for the third fiscal quarter of 2005 were $0.38, compared to basic and dilutive earnings per share of $0.34, for the same period in the prior year. For the nine months ended January 31, 2005, the Company recorded net income of $3,917,822 compared to $4,491,398 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the nine month period ended January 31, 2005 were $1.04 and $1.02, respectively, compared to basic and dilutive earnings per share of $1.35 and $1.28, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow provided by operating activities was $258,438 for the nine months ended January 31, 2005 compared to $7,136,604 for the nine months ended January 31, 2004. During fiscal 2005 cash provided by operations was the result of net income, the non-cash effect of depreciation and amortization and an increase in income taxes payable. The Company has applied its income tax receivable to estimated tax payments due for fiscal 2004 and part of fiscal 2005. The balance of income taxes due resulted in an accrual for income taxes for the nine month period ended January 31, 2005. Cash provided by operating activities was partially offset by an increase in receivables of approximately $2,200,000 and an increase of approximately $6,400,000 in inventories. The increase in inventories is primarily attributable to an increase in customer required safety stock, the start up of the Company's China facility and new product programs driven by customers.

Working capital at January 31, 2005 totaled $23,659,627 compared to $24,636,237 in the same period in the prior year. At January 31, 2005 the Company had no borrowings outstanding under the $13,000,000 revolving credit facility. The maximum borrowing limit under the revolving credit facility is limited to the lesser of (i) $13,000,000 or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $6,500,000 or up to 50% of the inventory borrowing base. The current facility expires in September 2005. The Company has recently negotiated a reduction in the base margin rate charged by the bank and extended the term of the revolving credit facility to September 2006. The Company anticipates the amendment to the revolving credit facility will be finalized in March 2005.

The revolving credit facility is collateralized by substantially all of the assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by stock splits or dividends pro rata to its stockholders. At January 31, 2005 the Company was in compliance with all financial covenants under the credit facility.

On August 2, 2004 the Company acquired the interest of outside investors in its affiliate SMTU and the general partner of SMTU, SMT Unlimited, Inc., thereby bringing the Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004 the Company acquired the remaining interests in its affiliate SMTU from its managers. The aggregate price paid for all the interests was $2,668,858. This aggregate price was paid with $1,338,858 in cash and $1,330,000 in notes with terms of up to 2 years. The acquisition was treated as a step acquisition and resulted in goodwill of $719,040. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company.

Prior to the Company's acquisition, SMTU was consolidated under FIN46, as such the proforma revenue would have been the same for all periods presented assuming the acquisition took place May 1, 2003. The unaudited proforma net earnings would have been $3,906,086 and $4,313,074 for the nine months ended January 31, 2005 and 2004, respectively. The unaudited proforma dilutive earnings per share would have been $1.02 and $1.22 for the nine months ended January 31, 2005 and 2004, respectively.

In fiscal 2005 the Company purchased approximately $2,300,000 in machinery and equipment and it anticipates it will make additional machinery and equipment purchases during fiscal 2005. The Company plans to execute three to five year capital leases to fund such transactions, which it estimates will be approximately $3,000,000 to $4,000,000 in the aggregate. The machinery and equipment purchases are necessary to assist with capacity constraints. In addition, the Company will commence its lead free manufacturing program in the fourth quarter of fiscal 2005. Effective mid-2006 the Company's customers must be in compliance with the European Standard: the "Restriction of Use of Hazardous Substance" directive for all of their products that ship to the European marketplace. The Company's customers are also requesting that the Company have the lead free manufacturing capability.

The Company anticipates its credit facility, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal 2005. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

Contractual Obligations and Commercial Commitments

The following summaries the Company's contractual obligations at January 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Payment Obligations

                                                       Payment Due By Period
                              ----------------------------------------------------------------------------
                                Total           2005        2006-2007      2008-2009   2010 and Thereafter
                              ----------     ----------     ----------     ----------  -------------------
Notes Payables, including
  current maturities          $4,621,269     $  436,911     $1,017,246     $  662,112       $2,505,000

Capital Leases, including
  current maturities           2,104,310        677,168        956,421        470,721                0

SMTU purchase                    665,000        300,000        365,000              0                0
                              ----------     ----------     ----------     ----------       ----------

Total contractual cash
  obligations                 $7,390,579     $1,414,079     $2,338,667     $1,132,833       $2,505,000
                              ==========     ==========     ==========     ==========       ==========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates is due to primarily to its short-term investments and borrowings under its revolving line of credit. As of January 31, 2005 the Company had no short-term investments and no borrowings under its revolving line of credit. The Company does not use derivative financial investments. The Company's cash equivalents if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.

The table below presents principal amounts and related interest rates for our cash equivalents and our revolving credit facility as of January 31, 2005.

                                                   Carrying   Fair
                                                    Value     Value
                                                   --------  --------
                    Cash Equivalents:
                    Fixed rate                          0        0
                    Average interest rate             1.9%      --
                    Short-Term Debt:
                    Revolving line of credit            0        0
                    Average interest rate             5.1%      --

Foreign Currency Exchange Risk

The Company transacts business in Taiwan, Mexico and China. Each of the Company's location draw from a bank account in U.S. dollars and converts such dollars to local currency as needed, so there is no long term exposure to currency fluctuations. The Company does not employ a foreign currency hedging program to mitigate its foreign currency exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005.

(b) Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the quarter ended January 31, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On September 3, 2002, a lawsuit was filed by the liquidating trustee of Circuit Systems, Inc. ("CSI") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, against Gary R. Fairhead, President and Chief Executive Officer of the Company and a former director of CSI and other former directors of CSI, alleging, in part, that Mr. Fairhead and the named directors had breached their fiduciary duty to CSI and its stockholders in a number of respects, and corporate counsel had committed malpractice. Although the Complaint did not quantify the relief sought, the initial settlement demand against all defendants was $12 million. On January 9, 2005, the parties to this suit entered into a settlement agreement, which was approved by the court on January 26, 2005 and was dismissed on February 15, 2005. The financial settlement agreement which provides that the plaintiff will be paid $1,750,000 was satisfied, for the most part, from CSI's directors and officers liability insurance and from legal malpractice insurance. Mr. Fairhead and the Company did not contribute to the financial settlement. No defendant admitted to any liability regarding the claims asserted in the complaint. The Company determined that it has a duty under Delaware law to indemnify Mr. Fairhead for his expenses not covered by CSI's directors and officers liability policy, which consisted of immaterial advancements of legal costs.

ITEM 6. EXHIBITS

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

SIGMATRON INTERNATIONAL, INC.


Date: March 14, 2005         By /s/ Gary R. Fairhead
                                ------------------------------------------------
                                President and CEO (Principal Executive Officer)


Date: March 14, 2005         By /s/ Linda K. Blake
                                ------------------------------------------------
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)