Form 10-K/A
period 2004-04-30
SIGMATRON INTERNATIONAL INC
filed 2005-04-12
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the fiscal year ended April 30, 2004

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from ___________to ___________.

                         Commission file number 0-23248

                          SIGMATRON INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              36-3918470
--------                                                              ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                         Identification Number)

2201 Landmeier Road, Elk Grove Village, Illinois                           60007
------------------------------------------------                           -----
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $68,611,732, based on the closing sale price of $19.18 per share as reported by Nasdaq National Market as of such date.

The number of outstanding shares of the registrant's Common Stock, as of April 1, 2005, was 3,755,420.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2004, are incorporated by reference into Part III of this Form 10-K.

                   EXPLANATORY NOTE FOR FILING OF FORM 10-K/A

      This amendment No. 1 to SigmaTron International, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was originally filed on July 20, 2004 (the "Original Filing"), amends Item 9A of
Part II, Item 10 of Part III and Item 15 of Part IV. Item 9A of Part II has been amended so that the language required by Item 9A mirrors the language required by Items 307 and 308 of Regulation S-K. Item 10 of Part III has been amended to indicate that the Company has adopted a code of ethics as defined in Item 406 of Regulation S-K, that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Item 15 of Part IV has also been amended to file a copy of the Company's code of ethics as exhibit 14 and to reflect the inclusion of updated certifications of certain executive officers.

      In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the following items of the Original Filing are amended in their entirety and the complete text of those Items is set out in this Amendment No. 1 to Form 10-K/A:

Part  II

Item  9A. Controls and Procedures.

Part III

Item  10. Directors and Executive Officers of the Registrant.

Part IV

Item  15. Exhibits and Financial Statement and Schedules.

The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment No. 1 to Form 10-K/A. All information in this Amendment No. 1 to Form 10/K-A is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment No. 1 to Form 10-K/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

                                     PART II

ITEM  9A. CONTROLS AND PROCEDURES

      Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004.

   There has been no change in our internal control over financial reporting during the quarter ended April 30, 2004, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2004.

      The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)

      The financial statements, including required supporting schedule, which were listed in the index to Financial Statements and Financial Schedule were previously filed as part of the Form 10-K for the fiscal year ended April 30, 2004, on Page F-1.

                                INDEX TO EXHIBITS

(a)(3)

3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No.
        33-72100, dated February 9, 1994.

3.2     Amended and Restated By-laws of the Company, adopted on September 24,
        1999, filed as Exhibit 3.2 to the Company's Form 10-K for the year ended
        April 30, 2000 and hereby incorporated by reference.

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

10.6    Organization Agreement between the Company and other Partners of SMT
        Unlimited L.P. dated September 15, 1994, filed as Exhibit 10.23 to the
        Company's Form 10-K for the fiscal year ended April 30, 1995 and hereby incorporated by reference.

*10.7 2000 Outside Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix 1 to the Company's 2000 Proxy Statement filed on August 21, 2000.

*10.8   2000 Employee Stock Option Plan - filed as Appendix 2 to the Company's
        2000 Proxy Statement filed on August 21, 2000 and hereby incorporated by reference.

10.9    Loan and Security Agreement between SigmaTron International, Inc. and
        LaSalle National Bank dated August 25, 1999, filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999 and hereby incorporated by reference.

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

10.12   Lease Agreement # GE005 between SigmaTron International, Inc. and
        General Electric Capital Corporation dated December 21, 2000, filed as
        Exhibit 10.28 to the Company's Form 10-Q for the quarter ended January
        31, 2001, and hereby incorporated by reference.

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

+10.19  Amended Loan and Security Agreement between SMT Unlimited L.P. and
        LaSalle Bank, dated June 25, 2004.

14      Code of Ethics.

22.1    Subsidiaries of the Registrant - filed as Exhibit 22.1 of the Company's
        Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

+23.1   Consent of Grant Thornton LLP

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

----------
*     Indicates management contract or compensatory plan.

+ Indicates Exhibit was previously filed with the Form 10-K for the fiscal year ended April 30, 2004.

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

      (d)   Financial Statements Schedules

            The financial schedules in Item 15 were previously filed as part of the Form 10-K for the fiscal year ended April 30, 2004.

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

                                            Dated:  April 12 , 2005