Form 10-K
period 2005-04-30
SIGMATRON INTERNATIONAL INC
filed 2005-07-27
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the fiscal year ended April 30, 2005

                                       Or

  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from
         ___________to___________.

                         Commission file number 0-23248

                          SIGMATRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              36-3918470
--------                                                              ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                         Identification Number)

2201 Landmeier Rd., Elk Grove Village, IL                                  60007
-----------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: 847-956-8000
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock $0.01 par value per share
                     --------------------------------------
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $41,872,923 based on the closing sale price of $11.16 per share as reported by Nasdaq Small Cap Market as of such date.

The number of outstanding shares of the registrant's Common Stock, as of July 8, 2005, was 3,755,420.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2005, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

       ITEM 1.     BUSINESS...........................................................   3
       ITEM 2.     PROPERTIES.........................................................  11
       ITEM 3.     LEGAL PROCEEDINGS..................................................  12
       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  13
       ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT...............................  13

PART II

       ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                     MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................  14
       ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA...............................  15
       ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS..............................  15
       ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK................................................  22
       ITEM 8.     FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.........................  22
       ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE..............................  22
       ITEM 9A.    CONTROLS AND PROCEDURES............................................  22

PART III

       ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  22
       ITEM 11.    EXECUTIVE COMPENSATION.............................................  23
       ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................  23
       ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  23
       ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.............................  23

PART IV

       ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K......................................................  23

SIGNATURES............................................................................  26

                                     PART 1

ITEM  1.   BUSINESS

CAUTIONARY NOTE:

      In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. its wholly owned subsidiary Standard Components de Mexico S.A., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (the "Company") and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. These statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including the Company's continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company's operating results; the availability and cost of necessary components; the Company's ability to manufacture lead-free assemblies by mid-2006; regulatory compliance; the continued availability and sufficiency of the Company's credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political conditions; currency fluctuations; and the ability of the Company to manage its growth; including its expansion into China and its integration of the Able Electronics operations acquired in July 2005. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on this Form 10-K, and risk factors contained herein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update or revise such statements in light of new information, future events or otherwise.

OVERVIEW

      The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan.

      The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various industries, particularly appliance, consumer electronics, gaming, fitness, industrial electronics, telecommunications and automotive.

      In August and September 2004 the Company acquired the interests all of the outside investors in its affiliate SMT Unlimited L.P. ("SMTU") and the general partner of SMTU, SMT Unlimited, Inc. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company. Prior to the acquisition by the Company, SMTU was consolidated under FASB Interpretation No. 46 ("FIN46R") Consolidation of Variable Interest Entities (Footnote H).

      The Company operates manufacturing facilities in Elk Grove Village, Illinois; Fremont, California; Acuna, Mexico; and Wujiang, China. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Fremont, California; Acuna, Mexico; and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama.

      The Company is a Delaware corporation which was organized on November 16, 1993 and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.

PRODUCTS AND SERVICES

      The Company provides a broad range of manufacturing related outsourcing solutions for its customers on both a turnkey basis (material purchased by the Company) and consignment basis (material provided by the customer). These solutions incorporate the Company's knowledge and expertise in the EMS industry to provide its customers with advanced manufacturing technologies and high quality, responsive and flexible manufacturing services. The Company's EMS solutions provide services from product inception through the ultimate delivery of a finished good. Such technologies and services include the following:

      Supply Chain Management. The Company is primarily a turnkey manufacturer and directly sources all, or a substantial portion, of the components necessary for its product assemblies, rather than receiving the raw materials from its customers on consignment. Turnkey services involve a greater investment in resources and an increased inventory risk compared to consignment services. Supply chain management includes the purchasing, management, storage and delivery of raw components required for the manufacture or assembly of a customer's product based upon the customer's orders. The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness, or as directed by its customers. Raw materials used in the assembly and manufacture of printed circuit boards and electronic assemblies are generally available from several suppliers, unless restricted by the customer. The Company does not enter into purchase agreements with the majority of its major or single-source suppliers. The Company believes ad-hoc negotiations with its suppliers provides the flexibility needed to source inventory based on the needs of its customers.

      The Company believes that its ability to source and procure competitively priced, quality components is critical to its ability to effectively compete. In addition to obtaining materials in North America, the Company uses its Taiwanese procurement office and agents to source materials from the Far East. The Company believes this office allows it to more effectively manage its relationships with key suppliers in the Far East by permitting it to respond more quickly to changes in market dynamics, including fluctuations in price, availability and quality.

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

      The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers as the Company's customers continue to require both PTH and SMT capabilities. SigmaTron is also capable of assembling fine pitch and ball grid array ("BGA") components. BGA is used for more complex circuit boards required to perform at higher speeds.

      Manufacturing and Related Services. The Company offers The Restriction of Use of Hazardous Substances ("RoHS") compliant assembly services in order to comply with the European Union environmental mandate that takes effect July 1, 2006. The Company also provides quick turnaround, turnkey prototype services at all of its locations. In Elk Grove Village, the Company offers touch screen / LCD assembly services in a clean room environment. In Mexico, the Company offers parylene coating services. In all locations, the Company offers box-build services, which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products. Finally, the Company designs and manufactures DC to AC inverters.

      Product Testing. The Company has the ability to perform both in-circuit and functional testing of its assemblies and finished products. In-circuit testing verifies that the correct components have been properly inserted and that the electrical circuits are complete. Functional testing determines if a board or system assembly is performing to customer specifications. In addition, the Company provides X-ray laminography services. The Company seeks to provide customers with highly sophisticated testing services that are at the forefront of current test technology.

      Warehousing and Distribution. In response to the needs of select customers, the Company has the ability to provide in-house warehousing, shipping and receiving and customer brokerage services in Del Rio, Texas for goods manufactured or assembled in Mexico. The Company also has the ability to provide custom-tailored delivery schedules and services to fulfill the just-in-time inventory needs of its customers.

MARKETS AND CUSTOMERS

      The Company's customers are in the appliance, gaming, industrial electronics, fitness, telecommunications, consumer electronics and automotive industries. As of April 30, 2005, the Company had approximately 225 active customers ranging from Fortune 500 companies to small, privately held enterprises.

      The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

                                                                 PERCENT OF NET SALES
                                                                ----------------------
                                       TYPICAL                  FISCAL  FISCAL  FISCAL
        MARKETS                    OEM APPLICATION               2003    2004    2005
----------------------   ------------------------------------   ------  ------  ------
Appliances               Household appliance controls             30.2%   36.4%   37.1%

Fitness                  Treadmills, exercise bikes               13.7    13.4    18.5

Industrial Electronics   Motor controls, power supplies           10.1    13.8    15.6

Gaming                   Slot machines, lighting displays         21.3    17.9    11.6

Telecommunications       Pagers, microphones and modems            9.5    10.9    10.0

Consumer Electronics     Carbon monoxide alarms, tanning beds     13.3     7.1     6.4

Automotive               Automobile interior lighting              1.9      .5      .8

Total                                                              100%    100%    100%
                                                                  ----    ----    ----

      For the year ended April 30, 2005, Spitfire Controls, Inc. and Life Fitness accounted for 31.5% and 17.5%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2004, Spitfire Controls, Inc. and Life Fitness accounted for 35.7% and 13.0%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2003, Spitfire Controls, Inc. and Life Fitness accounted for 27.2% and 13.3%, respectively, of the Company's net sales. Although the Company does not have long term contracts with these two customers, the Company expects that as a group these customers will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

SALES AND MARKETING

      The Company markets its services through 26 independent manufacturers' representative organizations that together currently employ approximately 60 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company's senior management are actively involved in sales and marketing efforts and the Company has 5 direct sales people.

      Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the mix of services, consignment and turnkey, rendered by the Company and demanded by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue level. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the fiscal year ended April 30, 2005.

      In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings, and the Company expects such fluctuations to continue.

MEXICO OPERATIONS

      The Company's wholly owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

      The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate Standard Components de Mexico, S.A. The Company provides funding to Standard Components de Mexico, S.A. in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In the fiscal year ended April 30, 2005 the Company paid approximately $8,400,000 to Standard Components de Mexico, S.A. for services provided. At April 30, 2005 the Mexican operation had approximately 1,160 employees.

      On July 14, 2005 the Company purchased Able Electronics, Corporation ("Able"). Able is headquartered in Hayward, California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries.

CHINA OPERATIONS

      The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately ten U.S. acres. The term of the land lease is 50 years. The Company built a manufacturing plant office space and dormitories on this site during the fiscal year ended April 30, 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. SigmaTron China operates at this site as the Company's wholly owned foreign enterprise. At April 30, 2005 this operation had 170 employees.

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

      There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company's business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company's competitors or significant pricing pressures from its customers could result in price reductions that would adversely affect the Company's business, financial condition, and results of operations, as would the introduction of new technologies which render the Company's manufacturing process technology less competitive or obsolete.

CONSOLIDATION

      The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiary, Standard Components de Mexico, S.A., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., LTD. and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch, SigmaTron Taiwan is the U.S. dollar. The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R, ("FIN 46R") "Consolidation of Variable Interest Entities. The Company adopted FIN 46R as of November 1, 2003 as it relates to its former affiliate SMTU. On September 2, 2004, the remaining minority interest in SMTU was acquired. On October 1, 2004 SMTU was liquidated, thereby becoming an operating division of the Company.

      As a result of consolidation and other transactions involving competitors and other companies in the Company's markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements, financing arrangements or other types of transactions. The Company recently completed one such transaction in July 2005, with the acquisition of Able. In the future, the Company may choose to enter into other transactions at any time depending on available sources of financing, and such transactions could have a material impact on the Company, its business or operations. Recent transactions are disclosed in Footnote K of the financial statements included with this Annual Report on Form 10-K.

GOVERNMENTAL REGULATIONS

      The Company's operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that the Company's business is operated in material compliance with all such regulations. To date, the cost to the Company of such compliance to date has not had a material impact on the Company's business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. Further, the Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material impact on the Company's business, financial condition and results of operations. In addition, effective mid-2006 the Company's customers must be in compliance with the European Standard: the "Restriction of Use of Hazardous Substance" directive for all of their products that ship to the European marketplace. The Company's customers are also requesting that the Company have the lead-free manufacturing capability.

BACKLOG

      The Company's backlog as of April 30, 2005 was approximately $44,000,000, including approximately $950,000 in backlog for the Company's Las Vegas operation which subsequently was sold on June 3, 2005 (Footnote K of the Company's consolidated financial statements included with this Annual Report on Form 10-K). Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. The Company currently expects to ship substantially all of the remaining April 30, 2005 backlog by the end of the 2006 fiscal year. Backlog as of April 30, 2004 totaled approximately $38,600,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.

EMPLOYEES

      The Company employed approximately 1,740 people as of April 30, 2005, including 56 engaged in engineering or engineering related services, 1,518 in manufacturing and 166 in administrative and marketing functions.

      The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2006. The Company's Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2006.

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

RISK FACTORS

      In addition to the other risks identified herein, the Company's business is subject to the following risks:

THE COMPANY'S ABILITY TO SECURE AND MAINTAIN SUFFICIENT CREDIT ARRANGEMENTS IS KEY TO ITS CONTINUED OPERATIONS.

      The ability of the Company to secure and maintain sufficient credit arrangements is key to its continued operations. The Company entered into an Amended Loan and Security Agreement in July 2005 subsequent to the end of the 2005 fiscal year, which provides for a revolving credit facility. The maximum borrowing limit under the revolving credit facility is limited to the lesser of:
(i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and is subject to certain financial covenants. The Amended Loan and Security Agreement also provides a term loan in the amount of $3,000,000. Interest accrues at 5.75% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due in years two through four.

      At April 30, 2005 the Company was in compliance with its financial covenants and had borrowings of $392,038 outstanding under this line of credit.

      SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit with the China Construction Bank. The terms of the agreement includes four draws on the line of credit of approximately $121,000, $362,750, $362,750 and $362,750, on April 15, 2005, July 1, 2005, October 8,
2005, and January 3, 2006, respectively. The interest rate under the agreement is 5.76% and at April 30, 2005 SigmaTron China had $121,000 outstanding under the loan. The loan is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres (approximately ten U.S. acres) leased at the property.

      The Company anticipates its credit facility, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal 2006. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

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

      - Capital equipment requirements needed to remain technologically competitive

THE COMPANY'S CUSTOMER BASE IS CONCENTRATED.

      Sales to the Company's five largest customers accounted for 63%, 68% and 59% of net sales for the fiscal years ended April 30, 2005, 2004 and 2003, respectively. Further, the Company's two largest customers accounted for 31.5% and 17.5% of net sales, respectively. Significant reduction in sales to any of the Company's major customers or the loss of a major customer could have a material impact on the Company's operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. Although the Company believes its relationships with its large customers are good, the Company generally does not enter into long-term contracts in connection with the sale of its goods and services. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations.

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

THE COMPANY AND ITS CUSTOMERS MAY BE UNABLE TO KEEP CURRENT WITH THE INDUSTRY'S TECHNOLOGICAL CHANGES.

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

      Effective mid-2006 the Company's customers must be in compliance with the European Standard; RoHS for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. The Company is in the initial stages of working in conjunction with its suppliers and customers to prepare for the implementation of lead-free wave solder and reflow systems. In addition, electronic component manufacturers must produce electronic components which are lead-free. The Company relies on numerous third-party suppliers for components used in the Company's production process. Customers' specifications may require the Company to obtain components from a single source or a small number of suppliers. There is no assurance these suppliers will comply with RoHS. The inability to utilize any such suppliers could have a material impact on the Company's results of operations.

THE COMPANY FACES INTENSE INDUSTRY COMPETITION AND DOWNWARD PRICING PRESSURES.

      The EMS industry is highly fragmented and characterized by intense competition. Many of the Company's competitors have substantially greater experience, as well as greater manufacturing, purchasing, marketing and financial resources than the Company.

      There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company's business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company's competitors or significant pricing pressures from its customers could adversely affect the Company's business, financial condition, and results of operations.

THE COMPANY HAS FOREIGN OPERATIONS THAT MAY POSE ADDITIONAL RISKS.

      A substantial part of the Company's manufacturing operations is based in Mexico. Therefore, the Company's business and results of operations are dependent upon numerous related factors, including the stability of the Mexican economy, the political climate in Mexico and Mexico's relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in Mexico and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico.

      The Company has opened an operation in China in order to better support and grow its customer base. It is uncertain whether the China operation will have a material impact, either positive or negative, on the Company's business, financial condition and results of operations. The success of the operation is dependent on the Company's ability to obtain new business; to hire and train qualified personnel; and to implement an efficient manufacturing environment. Other factors could have a material impact on the business, including the Chinese political climate and its relations with the United States, stability of the Chinese economy and the need for additional capital to expand operations in China.

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

THE COMPANY IS DEPENDENT ON KEY PERSONNEL.

      The Company depends significantly on its President and Chief Executive Officer, Gary R. Fairhead, and on other executive officers. The loss of the services of any of these key employees could have a material impact on the Company's business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company's contract manufacturing business will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company's ability to remain competitive in the future.

FAVORABLE LABOR RELATIONS ARE IMPORTANT TO THE COMPANY.

      The Company currently has labor union contracts with certain of its employees constituting approximately 70% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company's business, substantially increase the Company's costs or otherwise have a material impact on the Company's results of operations.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD SUBJECT THE COMPANY TO LIABILITY.

      The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production which could have a material negative impact on the Company's results of operations.

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

BEING A PUBLIC COMPANY INCREASES THE COMPANY'S ADMINISTRATIVE COSTS.

      The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have significantly increased the company's legal, financial compliance and administrative costs, and made many other activities more time consuming and costly. Specifically, the Company's ability to become compliant with Sarbanes-Oxley Section 404, Internal Control Over Financial Reporting, may be very costly. These new rules and regulations have also made it more difficult and more expensive for the Company to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its audit committee.

ITEM 2.  PROPERTIES

      At April 30, 2005 the Company had manufacturing facilities located in Elk Grove Village, Illinois; Las Vegas, Nevada; Wujiang, China; Fremont, California and Acuna, Mexico. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Las Vegas, Nevada; Acuna, Mexico; and Taipei, Taiwan offices and a warehouse facility in Huntsville, Alabama.

      Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

                       SQUARE                                                             OWNED/
        LOCATION        FEET                        SERVICES OFFERED                      LEASED
---------------------  -------  --------------------------------------------------------  ------
Elk Grove Village, IL  118,000  Corporate Headquarters, assembly and testing of PTH, SMT  Owned and BGA, box-build, prototyping, warehousing

Acuna, Mexico          115,000  High volume assembly, and testing of PTH and SMT,           ***
                                box-build, transformers

Suzhou-Wujiang, China  147,500  High volume assembly, and testing of PTH and SMT,            *
                                box-build

Las Vegas, NV           38,250  Automatic insertion and cable assembly, PTH, SMT and      Leased
                                testing                                                    ****

Del Rio, TX             36,000  Warehouse, portion of which is bonded                     Leased

Fremont, CA             24,500  Assembly and testing of PTH, SMT and BGA, box-build,      Leased
                                prototyping, warehousing

Taipei, Taiwan           2,900  Materials procurement, alternative sourcing assistance    Leased
                                and quality control

Huntsville, AL              **  Just-in-time inventory management and delivery              **

*The Company's Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

***A portion of the facility is leased.

****Subsequent to the year ended April 30, 2005 the Las Vegas operation was sold. The Company continues to be obligated under the primary lease agreement for the facility and sublets the property to other occupants.

      The Las Vegas, Nevada, a portion of the Del Rio, Texas and the Fremont, California properties are occupied pursuant to leases of the premises. The lease agreements for the Nevada, Texas and California properties expire October 2009, December 2015 and September 2008, respectively. The Alabama space is provided under a service agreement. The Company's manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Mexico, which is leased. The properties in Mexico and Illinois are financed under separate mortgage agreements, which mature in November 2008. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities.

      In connection with the Company's July 2005 acquisition of Able, which occurred after the end of its 2005 fiscal year, the Company also acquired a lease for manufacturing space in Hayward, California and Tijuana, Mexico.

ITEM 3.  LEGAL PROCEEDINGS

      On May 25, 2001, Nancy Messina, a former employee of the Company, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, asserting claims of sexual harassment and gender discrimination under Title VII of the Civil Rights Act of 1964 and claims of violation of the Federal Equal Pay Act. The Company believes that it has meritorious defenses to the claims and is defending itself vigorously in this action. Although the complaint does not specify a dollar amount, based on information presently available to the Company, the Company believes that the resolution of these claims will not have a material adverse effect on the financial condition or results of the operations of the Company.

      On September 3, 2002, a lawsuit was filed by the liquidating trustee of Circuit Systems, Inc. ("CSI") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, against Gary R. Fairhead, President and Chief Executive Officer of the Company and a former director of CSI and other former directors of CSI, alleging in part, that Mr. Fairhead and the named directors had breached their fiduciary duty to CSI and its stockholders in a number of respects, and corporate counsel had committed malpractice. Although the Compliant did not quantify the relief sought, the initial settlement demand against all defendants was $12 million. On January 9, 2005, the parties to this suit entered into a settlement agreement, which was approved by the court on January 26, 2005 and was dismissed on February 15, 2005. The financial settlement which provides that the plaintiff will be paid $1,750,000 was satisfied, for the most part, from CSI's directors and officers liability insurance and from legal malpractice insurance. Mr. Fairhead and the Company did not contribute to the financial settlement. No defendant admitted to any liability regarding the claims asserted in the complaint. The Company determined that it has a duty under Delaware law to indemnify Mr. Fairhead for his expenses not covered by CSI's directors and officers liability policy, which consisted of immaterial advancements of legal costs.

      From time to time the Company is also involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company's business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders in the fourth quarter of fiscal 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

       NAME           AGE                                  POSITION
-------------------   ---   --------------------------------------------------------------------------
Gary R. Fairhead      53    President and Chief Executive Officer.
                            Gary R. Fairhead has been the President of the Company since January 1990.
                            Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Blake        44    Chief Financial Officer, Vice President - Finance, Treasurer and
                            Secretary since February 1994.

Gregory A. Fairhead   49    Executive Vice President - Operations and Assistant Secretary.
                            Gregory A. Fairhead has been Executive Vice President since February
                            2000 and is Assistant Secretary.  Mr. Fairhead was Vice President -
                            Mexican Operations for the Company from February 1990 to February
                            2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan       44    Vice President - Director of Materials and Assistant Secretary since
                            February 1994.

Daniel P. Camp        56    Vice President - China Operation since 2003, Mr. Camp was the General
                            Manager/Vice President of Mexican Operations from 1994 to 2003.

Raj B. Upadhyaya      50    Executive Vice President - Fremont

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Common Stock is traded on the Nasdaq SmallCap System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the Common Stock for the periods ended April 30, 2005 and 2004.

                            Common Stock as Reported
                                    by Nasdaq

    Period         High      Low
--------------   -------   -------
Fiscal 2005:
Fourth Quarter   $12.930   $10.700
Third Quarter     14.730    10.830
Second Quarter    11.740     8.520
First Quarter     14.600     8.750

Fiscal 2004:
Fourth Quarter   $25.890   $ 9.900
Third Quarter     33.860    16.000
Second Quarter    28.500    12.800
First Quarter     14.990     5.630

      As of July 8, 2005, there were approximately 70 holders of record of the Company's Common Stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,650 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                     Years Ended April 30
                                             -----------------------------------
                                             (In thousands except per share data)
                                        2001       2002      2003      2004      2005
                                      --------   --------  --------  --------  --------
Net Sales                             $120,798   $102,293  $105,824  $100,494  $106,078

Income (loss) before income tax
  expense (benefit) and minority
  interest                              <1,856>     2,486     9,023     9,219     7,916

Net income (loss)                       <1,156>     1,542     5,715     5,406     4,699

Total Assets                            68,818     51,809    53,400    62,998    66,543

Long-term debt and capital lease
  obligations (including current
  maturities)                           30,930     17,514     9,911     7,025     7,194

Net income (loss) per common share-
  Basic                               $  <0.40>  $   0.54  $   1.98  $   1.58  $   1.25

Net income (loss) per common share-
  Diluted                             $  <0.40>  $   0.52  $   1.70  $   1.53  $   1.23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICES

      Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts and reserves for inventory and valuation of goodwill. Actual results could materially differ from these estimates.

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

      Goodwill and Other Intangibles - The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

NEW ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). The Company is required to adopt SFAS 123R on May 1, 2006. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized in financial statements as an expense over the period during which an employee is required to provide service. As regulations are still pending, the Company has not been able to determine whether the impact will be material.

      On December 21, 2004, the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 109-I, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" was issued. FSP FAS 109-I clarifies that this tax deduction must be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. As regulations are still pending, the Company has not been able to determine whether the impact will be material; the Company believes that the impact will not be material.

      On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("Act")," was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. Based on management's analysis of the repatriation provision of the Act , although not yet finalized, it is unlikely that the Company had any foreign earnings to repatriate and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The Company does not believe the impact of the Act will be material.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Charter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." The statement also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of February 1, 2006 for the Company) and are to be applied prospectively. The Company anticipates the impact will not be material.

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act provides a deduction from income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income ("ETI") exclusion tax benefit for foreign sales which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union ("EU") believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company in the future will not be material.

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

OVERVIEW

      The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China and Taiwan.

      Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the mix of services, consignment and turnkey, rendered by the Company and demanded by its customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue level. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the year ended April 30, 2005.

      In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 2005 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2004

      Net sales increased 5.6% to $106,076,965 in fiscal 2005 from $100,494,122 in the prior year. The Company's sales increased in the fitness, industrial electronics and appliance marketplaces during fiscal 2005 as compared to the prior year. The increase in sales volume in the fitness and appliance industries was partially offset by price reductions to customers. The Company anticipates pricing pressures from customers will continue in fiscal 2006.

      Sales in the gaming industry decreased by 6.3% due to a reduction in orders placed by the Company's customers. Subsequent to the year ended April 30, 2005, the Company sold its Las Vegas operation, which primarily serviced the gaming industry. The decline in this business has served to further concentrate the Company's business within the other industries it serves. The Company will continue to sell into the gaming marketplace out of its remaining operations. The acquisition of Able will give the Company a presence in a number of new markets, diversify its current customer base and expand the number of industries it serves. Concentration of sales by the Company into a specific industry increases the Company's risks related to business and economic factors within that industry.

      The Company's sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order terminations, the life cycle of customer products and product transition. There can be no assurance that sales levels or gross margins will remain stable in future periods.

      Sales to the Company's five largest customers accounted for 63% and 68% of net sales for fiscal years 2005 and 2004, respectively.

      Gross profit decreased to $18,567,574 or 17% of net sales in fiscal year 2005 compared to $19,115,930 or 19.0% of net sales in the prior period. The decrease is due to an increase in price concessions, manufacturing costs and component pricing. There can be no assurance gross margins will not decrease in the future.

      Selling and administrative expenses increased in fiscal year 2005 to $10,919,006 or 10.3% of net sales compared to $9,664,903 or 9.6% of net sales in fiscal 2004. The increase is due to additional personnel in the sales and purchasing departments, advertising expenditures and increased legal fees. The increase in selling and administrative expenses is partially offset by a reduction in bonus expense. The Company anticipates it will incur additional professional fees related to Sarbanes-Oxley, specifically Section 404, Internal Control Over Financial Reporting.

      Interest expense increased to $283,137 in fiscal 2005 compared to $239,792 in fiscal 2004. The interest expense increased due to increased borrowings under the Company's lines of credit, additional capital leases for machinery and equipment, interest for notes payable in connection with the acquisition of SMTU and notes payable associated with the purchase of the Company's corporate and manufacturing facility in Elk Grove Village, Illinois.

      In fiscal 2005 tax expense was $3,082,568 which resulted in an effective rate of 38.9% compared to $3,550,038 in income tax expense and an effective rate of $39.6% in fiscal 2004.

      Net income decreased to $4,698,799 in fiscal 2005 compared to $5,405,732 in fiscal 2004. Diluted earnings per share for the year ended April 30, 2005 was $1.25 compared to $1.53 in fiscal 2004. Basic earnings per share was $1.23 and $1.58 for the year ended April 30 2005 and 2004, respectively.

FISCAL YEAR ENDED APRIL 30, 2004 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2003

      Net sales decreased 5% to $100,494,122 in fiscal 2004 from $105,824,257 in the prior year. The Company's sales decreased in the consumer electronics, gaming and fitness industries during fiscal 2004. The Company continued to experience sales growth within the appliance industry in fiscal 2004. The Company's concentration in a specific industry increases the Company's risk due to business and economic factors within that specific industry. The Company's five largest customers accounted for 68% and 62% of net sales in fiscal 2004 and 2003, respectively. Sales to the Company's largest customers can vary from period to period. In addition, the Company generally does not obtain long-term purchase contracts. Any significant change in orders from these customers could materially impact the Company's operating results.

      Gross profit decreased to $19,115,930 in fiscal 2004 from $19,919,683 in the prior year. The reduction in absolute dollars of gross profit is primarily due to lower sales volume for the fiscal year ended 2004. Gross profit increased as a percent to net sales to 19.0% compared to 18.8% in fiscal 2003. The overall increase as a percentage is due to product life cycles, product mix and component pricing. The Company's gross profit margin can vary considerably due to price erosion within the EMS industry, product mix, component pricing, overall capacity utilization, product life cycle, the mix of turnkey and consignment orders and labor cost. There can be no assurance that gross profit margins will not decrease in the future.

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

LIQUIDITY AND CAPITAL RESOURCES:

      Cash flow provided by operating activities was $1,337,081 for the year ended April 30, 2005 compared to $9,368,628 for the prior fiscal year. During fiscal 2005, cash provided by operations was the result of net income, the non-cash effect of depreciation and amortization and an increase in income taxes payable. The Company has applied its income tax receivable to estimated tax payments due for fiscal 2004 and part of fiscal 2005. The balance of income taxes due resulted in an accrual for income taxes for the year ended April 30, 2005. Cash provided by operating activities was partially offset by an increase in receivables of approximately $1,624,000 and an increase of approximately $6,980,000 in inventories. The increase in inventories is primarily attributable to an increase in customer required safety stock, the start up of the Company's China facility and new product programs driven by customers.

STRATEGIC ACTIVITIES.

      In fiscal 2005 the Company made several strategic decisions that will be important to the Company going forward. These included acquiring the portion of SMTU previously owned by outside investors, selling our Las Vegas operation and acquiring Able.

      On July 14, 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers will give the Company a presence in a number of new markets, diversify its current customer base and expand the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus the assumption of approximately $3,700,000 in debt and was recorded as stock purchase transaction in first quarter of fiscal 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $9,000,000 in goodwill.

      On June 3, 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete electronic manufacturing services ("EMS") center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction will be recorded by the Company in the first quarter of fiscal 2006 and will include a gain on the transaction of approximately $140,000. The Company continues to be obligated under the primary lease agreement for the Las Vegas facility and subleases the facility in part to Grand Products, Inc., the buyer of the Company's Las Vegas operation and in part to Western Money Systems.

      On August 2, 2004, the Company acquired the interest of outside investors in its affiliate SMTU and the general partner of SMTU, SMT Unlimited, Inc., thereby bringing the Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004 the Company acquired the remaining interests in its affiliate SMTU from its managers. The aggregate price paid for all the interests was $2,814,699. This aggregate price was paid with $1,330,000 in notes with terms of up to 2 years and cash in the amount of $1,338,858 and forgiveness of interest payable. The acquisition was treated as a step acquisition and resulted in goodwill of $756,959. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company.

      The Company expects all three of its strategic decisions; the acquisition of the outstanding portion STMU, sale of our Las Vegas operation and acquisition of Able will be important to the Company's future. In particular, the Able acquisition directly achieves the Company's strategic goals of diversifying our markets served, diversifying our customer base and expanding the range of services we offer.

FINANCING TRANSACTIONS.

      The Company entered into an Amended Loan and Security Agreement in July 2005, which provides for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of:
(i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and is subject to certain financial covenants. The Amended Loan and Security Agreement also provides a term loan in the amount of $3,000,000. Interest accrues at 5.75% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due in years two through four.

      At April 30, 2005 the Company was in compliance with its financial covenants and had borrowings of $392,038 outstanding under this line of credit.

      The revolving credit facility is collateralized by substantially all of the domestically located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock.

      SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit with the China Construction Bank. The agreement provides for four draws on the line of credit of approximately $121,000, $362,750, $362,750 and $362,750, on April 15, 2005, July 1, 2005, October 8,
2005, and January 3, 2006, respectively. The interest rate under the agreement is 5.76% and at April 30, 2005 SigmaTron China had $121,000 outstanding under the loan. The loan is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property.

      SigmaTron China had its first production during fiscal 2005, making a positive contribution to SigmaTron's margins while it continues to ramp up its sales activities. The Company believes that certain of Able's customers may be interested in doing business with SigmaTron China, which could provide opportunities for added growth.

      In fiscal 2005, the Company purchased approximately $3,800,000 in machinery and equipment and it anticipates it will make additional machinery and equipment purchases during fiscal 2006. The Company executed three to five year capital leases to finance the majority of the purchases. The machinery and equipment purchases were necessary to assist with capacity constraints and the Company commenced its lead-free manufacturing program in the fourth quarter of fiscal 2005.

      Effective mid-2006 the Company's customers that provide products to the European Union must be in compliance with the European Standard: the "Restriction of Use of Hazardous Substance" directive for all of their products that ship to the European marketplace. The Company's customers are also requesting that the Company have the lead-free manufacturing capability.

      The Company anticipates its credit facility, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal 2006. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

      The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly owned subsidiary Standard Components de Mexico, S.A. The Company provides funding to Standard Components de Mexico, S.A. in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In fiscal 2005 the Company paid approximately $8,400,000 to Standard Components de Mexico, S.A. for services provided.

      On May 2002, the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring this the plant, the Company rented the facility. At April 30, 2005, $1,158,828 was outstanding in connection with the financing of that facility.

      The impact of inflation for the past three fiscal years has been minimal.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

      The following table summarizes the Company's contractual obligations at April 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flows in future periods. Payment Obligations

                                                Total       4/30/06     4/30/08     4/30/10
                                              ----------  ----------  ----------  ----------
Notes Payable, including current maturities   $4,503,829  $  482,740  $1,032,717  $2,988,372

Capital Leases, including current maturities   1,876,957     637,766     923,051     316,140

SMTU purchase                                    300,000     300,000           0           0
                                              ----------  ----------  ----------  ----------
Total contractual cash obligations            $6,680,786  $1,420,506  $1,955,768  $3,304,512
                                              ==========  ==========  ==========  ==========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISKS

Interest Rate Risk

      The Company's exposure to market risk for changes in interest rates is due to primarily to its short-term investments and borrowings under its credit agreements. As of April 30, 2005 the Company had no short-term investments and approximately $513,000 in borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      The response to this item is included in Item 15(a) of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

      Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005.

      There has been no change in our internal control over financial reporting during the quarter ended April 30, 2005, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2005.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2005.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2005.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)(1) and (a)(2)

      The financial statements, including required supporting schedule, are listed in the index to Financial Statements and Financial Schedule filed as part of this Annual Report on Form 10-K beginning on Page F-1.

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

*
10.4 2000 Outside Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix 1 to the Company's 2000 Proxy Statement filed on August 21, 2000.

10.5 Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank dated August 25, 1999 filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999 and hereby incorporated by reference.

10.6 Amended and Restated Agreement between Nighthawk Systems, Inc. and SigmaTron International Inc., dated January 1, 2000, filed as Exhibit
       10.25 to the Company's Form 10-K for the year ended April 30, 2000 and hereby incorporated by reference.

10.7 Lease Agreement # 00-190 between SigmaTron International, Inc. and International Financial Services dated July 18, 2000, filed as Exhibit
       10.27 to the Company's Form 10-Q for the quarter ended October 31, 2000 and hereby incorporated by reference.

10.8 Lease Agreement # 00-280 between SigmaTron International, Inc. and International Financial Services dated December 12, 2000, filed as
       Exhibit 10.27 to the Company's Form 10-K for the year ended April 30, 2001 and hereby incorporated by reference.

10.9 Amended Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated October 16, 2002, filed as
       Exhibit 10.27 to the Company's Form 10-Q for the quarter ended October 31, 2002 and hereby incorporated by reference.

10.10 Mortgage and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated November 17, 2003, filed as
       Exhibit 10.19 to the Company's Form 10-Q for the quarter ended October 31, 2003 and hereby incorporated by reference.

10.11 Mortgage Note between SigmaTron International, Inc. and LaSalle Bank National Association, dated November 17, 2003, filed as Exhibit 10.20 to the Company's Form 10-Q for the quarter ended October 31, 2003 and hereby incorporated by reference.

10.12 Amended Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated January, 2004, filed as
       Exhibit 10.21 to the Company's Form 10-Q for the quarter ended January 31, 2004 and hereby incorporated by reference.

*
10.13 2004 Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix C to the Company's 2004 Proxy Statement filed on August 16, 2004.

*
10.14 2004 Employee Stock Option Plan and hereby incorporated by reference - filed as Appendix B to the Company's 2004 Proxy Statement filed on August 16, 2004.

*
10.15  Change in Control Plan dated May 30, 2002, filed as Exhibit 10.15.

10.16 Ninth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated March 11, 2005, filed as Exhibit 10.16.

10.17 Stock Purchase Agreement, dated the 14th day of July, 2005, between SigmaTron International, Inc. and Able Electronics Corporation, filed as
       Exhibit 10.17.

22.1 Subsidiaries of the Registrant - filed as Exhibit 22.1 of the Company's Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference.

23.1   Consent of Grant Thornton LLP.

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

                                    SIGMATRON INTERNATIONAL, INC.

                                    By: /s/ Gary R. Fairhead
                                        ----------------------------------
                                        Gary R. Fairhead, President
                                        and Chief Executive Officer

                                        Dated: July 27, 2005

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

      Signature                                Title                                  Date
      ---------                                -----                                  ----
/s/ Franklin D. Sove        Chairman of the Board of Directors                    July 27, 2005
--------------------
Franklin D. Sove

/s/ Gary R. Fairhead        President and Chief Executive Officer                 July 27, 2005
--------------------
Gary R. Fairhead            (Principal Executive Officer)

/s/ Linda K. Blake          Chief Financial Officer, Secretary and Treasurer      July 27, 2005
------------------
Linda K. Blake              (Principal Financial Officer and Principal
                            Accounting Officer)

/s/ John P. Chen            Director                                              July 27, 2005
----------------
John P. Chen

/s/ W.L. McClelland         Director                                              July 27, 2005
-------------------
W.L. McClelland

/s/ Thomas W. Rieck         Director                                              July 27, 2005
-------------------
Thomas W. Rieck

/s/ Dilip S. Vyas           Director                                              July 27, 2005
-----------------
Dilip S. Vyas

/s/ Carl Zemenick           Director                                              July 27, 2005
-----------------
Carl Zemenick

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................................     F-2

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
     ASSETS.................................................................................     F-3
     LIABILITIES AND STOCKHOLDERS' EQUITY...................................................     F-4
   CONSOLIDATED STATEMENTS OF INCOME........................................................     F-5
   CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' EQUITY...................................................................     F-6
   CONSOLIDATED STATEMENTS OF CASH FLOWS....................................................     F-7
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................     F-8

Financial statement schedules not listed above are omitted because they are not applicable or required.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. and subsidiaries (a Delaware corporation) as of April 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

                                                       GRANT THORNTON LLP

Chicago, Illinois
July 8, 2005

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30,

                            ASSETS                       2005              2004
                                                     -------------     -------------
CURRENT ASSETS
  Cash and cash equivalents                          $     184,014     $   5,145,814
  Restricted cash                                                -           100,000
  Accounts receivable, less allowance for doubtful
    accounts of $120,000 at April 30, 2005
    and 2004.                                           14,275,308        12,651,272
  Inventories, net                                      21,468,506        14,168,357
  Prepaid and other assets                               1,168,366         1,315,127
  Refundable income taxes                                        -           275,583
  Deferred income taxes                                    429,528         1,902,551
  Other receivables                                        183,666           415,253
                                                     -------------     -------------

        Total current assets                            37,709,388        35,973,957

PROPERTY, PLANT AND EQUIPMENT, NET                      26,689,940        25,707,901

LONG-TERM ASSETS
  Other assets                                           1,386,770         1,316,814
  Goodwill                                                 756,959                 -
                                                     -------------     -------------

        Total long-term assets                           2,143,729         1,316,814
                                                     -------------     -------------

        TOTAL ASSETS                                 $  66,543,057     $  62,998,672
                                                     =============     =============

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
APRIL 30,

         LIABILITIES AND STOCKHOLDERS' EQUITY                     2005            2004
                                                              ------------     ------------
CURRENT LIABILITIES
  Trade accounts payable                                      $  7,395,111     $  7,475,026
  Accrued expenses                                               2,269,703        2,987,889
  Accrued payroll                                                1,675,788        1,552,855
  Income taxes payable                                             407,710                -
  Notes payable - buildings                                        430,000          430,000
  Notes payable - other                                            300,000                -
  Capital lease obligations                                        637,766          640,436
                                                              ------------     ------------

        Total current liabilities                               13,116,078       13,086,206

NOTES PAYABLE - BANKS                                              512,958        1,118,514

NOTES PAYABLE - BUILDINGS,
  LESS CURRENT PORTION                                           4,073,828        4,536,159

CAPITAL LEASE OBLIGATIONS,
  LESS CURRENT PORTION                                           1,239,190          299,536

SUBORDINATED DEBENTURE PAYABLE                                           -        1,050,000

DEFERRED INCOME TAXES                                            1,668,909        1,265,714

                                                              ------------     ------------
        Total liabilities                                       20,610,963       21,356,129

MINORITY INTEREST IN AFFILIATE                                           -          439,787

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                              -                -
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 3,755,420 and 3,750,954 shares issued and
    outstanding at April 30, 2005 and 2004, respectively            37,554           37,510
  Capital in excess of par value                                19,087,020       19,056,525
  Retained earnings                                             26,807,520       22,108,721
                                                              ------------     ------------

        Total stockholders' equity                              45,932,094       41,202,756
                                                              ------------     ------------
        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                               $ 66,543,057     $ 62,998,672
                                                              ============     ============

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED APRIL 30,

                                                                2005                2004              2003
                                                           --------------      --------------     --------------
Net sales                                                  $  106,076,965      $  100,494,122     $  105,824,257

Cost of products sold                                          87,509,391          81,378,192         85,904,574
                                                           --------------      --------------     --------------

Gross profit                                                   18,567,574          19,115,930         19,919,683

Selling and administrative expenses                            10,919,006           9,664,903         10,048,229
                                                           --------------      --------------     --------------

        Operating income                                        7,648,568           9,451,027          9,871,454

Other income                                                     (550,270)                  -                  -
Interest expense - banks and capital lease obligations            283,137             232,292            847,846

                                                           --------------      --------------     --------------

        Income before income tax expense and
          minority interest of affiliate                        7,915,701           9,218,735          9,023,608

Income tax expense                                              3,082,568           3,550,038          3,251,551
                                                           --------------      --------------     --------------
Income before minority interest of affiliate                    4,833,133           5,668,697          5,772,057

Minority interest in income of affiliate                          134,334             262,965             57,133
                                                           --------------      --------------     --------------

        NET INCOME                                         $    4,698,799      $    5,405,732     $    5,714,924
                                                           ==============      ==============     ==============

Net income per common share
  Basic                                                    $         1.25      $         1.58     $         1.98
                                                           ==============      ==============     ==============

  Diluted                                                  $         1.23      $         1.53     $         1.70
                                                           ==============      ==============     ==============
Weighted-average shares of common
  stock outstanding
    Basic                                                       3,751,792           3,423,999          2,885,652
                                                           ==============      ==============     ==============

    Diluted                                                     3,815,549           3,541,297          3,355,076
                                                           ==============      ==============     ==============

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED APRIL 30,  2003,  2004 AND 2005

                                                                      Capital in                        Total
                                      Preferred         Common        excess of        Retained      stockholders'
                                        stock           stock         par value        earnings         equity
                                     ------------    ------------    ------------    ------------    ------------
Balance at May 1, 2002               $          -    $     28,812    $  9,436,554    $ 10,988,065    $  20,453,431

Exercise of options                             -             528         123,787               -          124,315

Net income                                      -               -               -       5,714,924        5,714,924
                                     ------------    ------------    ------------    ------------    - -----------

Balance at April 30, 2003                       -          29,340       9,560,341      16,702,989       26,292,670

Exercise of options                             -           8,170       4,310,695               -        4,318,865

Tax benefit of exercise of option               -               -       5,185,489               -        5,185,489

Net income                                      -               -               -       5,405,732        5,405,732
                                     ------------    ------------    ------------    ------------    - -----------

Balance at April 30, 2004                       -          37,510      19,056,525      22,108,721       41,202,756

Exercise of options                             -              44          17,774               -           17,818

Tax benefit of exercise of option               -               -          12,721               -           12,721

Net income                                      -               -               -       4,698,799        4,698,799
                                     ------------    ------------    ------------    ------------    -------------

Balance at April 30, 2005            $          -    $     37,554    $ 19,087,020    $ 26,807,520    $  45,932,094
                                     ============    ============    ============    ============    =============

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30,

                                                                                2005              2004              2003
                                                                            -------------     -------------     -------------
Cash flows from operating activities
  Net income                                                                $   4,698,799     $   5,405,732     $   5,714,924
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                                             3,249,055         2,682,530         3,456,773
      Provision for doubtful accounts                                                   -                 -          (124,786)
      Reduction in provision for inventory obsolescence                          (319,445)         (169,926)                -
      Deferred income taxes                                                     1,876,218        (1,607,756)           69,780
      Forgiveness of SMTU interest payable                                       (145,841)                -                 -

      Changes in assets and liabilities
        Accounts receivable                                                    (1,624,036)          981,616        (2,219,235)
        Inventories                                                            (6,980,704)          109,594           233,995
        Prepaid expenses and other assets                                         408,394        (1,015,409)          349,221
        Refundable income taxes                                                   275,583          (128,761)                -
        Minority interest in affiliate                                           (439,787)          205,241          (272,075)
        Trade accounts payable                                                    (79,915)         (444,749)        1,588,230
        Tax benefits of options exercised                                          12,721         5,185,489                 -
        Accrued expenses and wages                                                 (1,671)         (412,761)        1,496,498
        Income taxes                                                              407,710        (1,422,212)        1,405,119
                                                                            -------------     -------------     -------------

          Net cash provided by operating activities                             1,337,081         9,368,628        11,698,444

Cash flows from investing activities
  Proceeds from sale of machinery and equipment                                         -                 -             1,282
  Purchases of machinery and equipment                                         (3,816,935)       (9,231,061)       (1,666,103)
  Purchase of SMTU interest                                                    (1,338,858)                -                 -
                                                                            -------------     -------------     -------------

          Net cash used in investing activities                                (5,155,793)       (9,231,061)       (1,664,821)

Cash flows from financing activities
  Proceeds from exercise of options                                                17,774         4,318,865           124,315
  Proceeds under building notes payable                                                 -         3,600,000                 -
  Payments under building notes payable                                          (462,289)       (1,992,258)         (245,546)
  Payments from other notes payable                                            (1,030,000)                -           (58,749)
  Proceeds under capital lease obligations                                      1,729,073                 -           894,612
  Payments under capital lease obligations                                       (792,090)         (985,275)       (2,077,256)
  Net payments under line of credit                                              (605,556)         (357,929)       (8,593,535)
                                                                            -------------     -------------     -------------

          Net cash (used in) provided by
            financing activities                                               (1,143,088)        4,583,403        (9,956,159)
                                                                            -------------     -------------     -------------

          (DECREASE) INCREASE IN CASH                                          (4,961,800)        4,720,970            77,464

Cash at beginning of year                                                       5,145,814           424,844           347,380
                                                                            -------------     -------------     -------------

Cash at end of year                                                         $     184,014     $   5,145,814     $     424,844
                                                                            =============     =============     =============

Supplementary disclosures of cash flow information
  Cash paid for interest                                                    $     412,324     $     341,212     $   1,117,848
  Cash paid for income taxes, net of (refunds)                                    333,518         1,322,633         1,881,210
  Acquisition of buildings financed under bank notes                                    -         3,600,000         1,950,000

Non Cash Investing Activities
   Acquisition of SMTU                                      $ 2,814,699
  Forgiveness of  interest payable of SMTU                     (145,841)
   Cash paid for acquisition                                 (1,338,858)
                                                            -----------
   Notes issued for acquisition                             $ 1,330,000

Forgiveness of subordinated debenture                         1,050,000
Forgiveness of accrued interest payable                         593,582
Reduction of long lived assets from purchase of SMTU            452,087
Goodwill created                                                756,959

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005, 2004 AND 2003

NOTE A - DESCRIPTION OF THE BUSINESS

The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China and Taiwan.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiary, Standard Components de Mexico, S.A., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., LTD. ("SigmaTron China") and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch, SigmaTron Taiwan is the U.S. dollar. The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R, ("FIN 46R") "Consolidation of Variable Interest Entities. The Company adopted FIN 46R as of November 1, 2003 as it relates to its former affiliate SMTU. On September 2, 2004, the remaining minority interest in SMTU was acquired. On October 1, 2004 SMTU was liquidated, thereby becoming an operating division of the Company.

USE OF ESTIMATES

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory includes an allocation of labor and overhead, including direct and indirect labor, freight and other overhead costs. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

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

REVENUE RECOGNITION

Revenues from sales of product including the Company's electronic manufacturing service business are recognized when the product is shipped. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenues upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION - CONTINUED

warranty terms in certain instances. The Company assembles and tests assemblies based on customers specifications. Historically the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs net, within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs totaled $136,008, $77,495 and $113,238 in fiscal 2005, 2004 and 2003, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include receivables, notes payable, accounts payable, stock warrants and accrued liabilities. The fair values of financial instruments are not materially different from their carrying values.

WARRANTS

The Company accounts for warrants in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determines the appropriate classification of all warrants as available-for-sale at the time of award and at April 30, 2005, all of the Company's investments were reported at fair value. Unrealized gains and losses are reported in other income (expense).

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company has adopted SFAS No 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. There were no impairments for the fiscal years ended April 30, 2005, 2004 and 2003.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL

The Company assesses the recoverability of goodwill on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows may not be sufficient to support recorded goodwill. If impairment exists, the carry amount of goodwill would be reduced by the estimated shortfall of discounted cash flows. There was no impairment for the fiscal year ended April 30, 2005.

STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. See Note P for additional information regarding these plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company is in compliance with disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation and SFAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of April 30, 2005, there are no issued restricted shares or restricted stock units. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions.

The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                                             2005                2004                2003
                                                         ------------        ------------        ------------
Net income as reported                                   $  4,698,799        $  5,405,732        $  5,714,924

Deduct total stock-based employee compensation
  expense determined under fair value based method
  for awards granted, modified, or settled, net of
  related tax effects                                        (217,322)           (266,528)           (563,018)
                                                         ------------        ------------        ------------

Pro forma net income                                     $  4,481,477        $  5,139,204        $  5,151,906
                                                         ============        ============        ============

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK INCENTIVE PLANS - CONTINUED

                                                             2005                2004                 2003
                                                         ------------        ------------        ------------
Earnings per share
   Basic - as reported                                   $       1.25        $       1.58        $       1.98
   Basic - pro forma                                             1.19                1.50                1.78

   Diluted - as reported                                         1.23                1.53                1.70
   Diluted - pro forma                                           1.17                1.45                1.54

RISKS AND UNCERTAINTIES

The Company's inventories include parts and components that may be specialized in nature or subject to customers' future usage requirements. The Company has programs to minimize the required inventories on hand and actively monitors customer purchase orders and backlog. The Company uses estimated allowances to reduce recorded amounts to market values; such estimates could change in the future.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share- Based Payment ("SFAS 123R"). The Company is required to adopt SFAS 123R on May 1, 2006. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized as an expense in financial statements over the period during which an employee is required to provide service. As regulations are still pending, the Company has not been able to determine whether the impact will be material.

On December 21, 2004, the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 109-I, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" was issued. FSP FAS 109-I clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. As regulations are still pending, the Company has not been able to determine whether the impact will be material; however, the Company believes that the impact will not be material.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS - CONTINUED

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. As of December 31, 2004 based on management's analysis of the Act, although not yet finalized, it is unlikely that under the repatriation provision of the Act the Company had any foreign earnings to repatriate and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The Company does not believe the impact will be material.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Charter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." The statement also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of February 1, 2006 for the Company) and are to be applied prospectively. The Company anticipates the impact will not be material.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act provides a deduction from income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income exclusion tax benefit for foreign sales which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union ("EU") believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company in the future will not be material.

RECLASSIFICATIONS

Certain amounts in the 2003 and 2004 financial statements have been reclassified to conform with the 2005 presentation.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company's allowance for doubtful accounts are as follows:

                              2005                    2004                    2003
                           ---------               ---------               ---------
Beginning balance          $ 120,000               $ 120,000               $ 276,470
Bad debt expense              22,281                   2,650                  77,759
Write-offs                   (22,281)                 (2,650)               (234,229)
Recoveries                         -                       -                       -
                           ---------               ---------               ---------

Ending balance             $ 120,000               $ 120,000               $ 120,000
                           =========               =========               =========

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

                                         2005                   2004
                                     -----------            -----------
Finished products                    $ 7,205,332            $ 3,400,742
Work in process                        1,007,594              1,221,160
Raw materials                         13,635,029             10,245,349
                                     -----------            -----------

                                      21,847,955             14,867,251

Less obsolescence reserve                379,449                698,894
                                     -----------            -----------

                                     $21,468,506            $14,168,357
                                     ===========            ===========

Changes in the Company's inventory obsolescence reserve are as follows:

                                                          2005                    2004                    2003
                                                      ---------                ---------               ---------
Beginning balance                                     $ 698,894                $ 868,820               $ 754,644
Write-offs                                                    -                        -                 114,176
Recoveries                                             (319,445)                (169,926)                      -
                                                      ---------                ---------               ---------

Ending balance                                        $ 379,449                $ 698,894               $ 868,820
                                                      =========                =========               =========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE E - PROPERTY, PLANT AND EQUIPMENT, NET
Machinery and equipment consist of the following at April 30:

                                               2005                     2004
                                            -----------             -----------
Land and buildings                          $10,380,359             $ 8,832,653
Property, plant and equipment                30,591,691              29,948,005
Office equipment                              2,745,155               2,578,362
Tools and dies                                  268,630                 268,630
Leasehold improvements                        1,861,508               1,838,958
Equipment under capital leases                4,215,171               2,364,813
                                            -----------             -----------

                                             50,062,514              45,831,421

Less accumulated depreciation and
  amortization, including amortization
  of assets under capital leases of
  $922,946 and $759,136 at April 30,
  2005 and 2004, respectively                23,372,574              20,123,520
                                            -----------             -----------

Property, plant and equipment, net          $26,689,940             $25,707,901
                                            ===========             ===========

NOTE F - NOTES PAYABLE

The Company entered into an Amended Loan and Security Agreement in July 2005, which provides for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of: (i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and is subject to certain financial covenants. At April 30, 2005 the Company was in compliance with its financial covenants and had borrowings of $392,038 outstanding under this line of credit.

The amended Loan and Security Agreement also provides a term loan in the amount of $3,000,000. Interest only is due in year one and quarterly principal payments of $250,000 are due in years two through four. Interest accrues at 5.75% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due in years two through four.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE F - NOTES PAYABLE - CONTINUED

Borrowings under the revolving line of credit bear interest at the prime rate up to prime rate minus 0.5% (4.25% - 5.75% at April 30, 2005). The Company must also pay an unused commitment fee equal to 0.25% on the revolving credit facility. As of April 30, 2005, the Company had an available line of credit of approximately $12,608,000. The revolving credit facility matures June 30, 2008. At April 30, 2005, the Company was in compliance with its financial covenants.

The loan and security agreement is collateralized by substantially all of the domestically located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends.

SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit with the China Construction Bank. The terms of the agreement includes four draws on the line of credit of approximately $121,000, $362,750, $362,750 and $362,750, on April 15, 2005, July 1, 2005, October 8, 2005, and
January 3, 2006, respectively. The interest rate under the agreement is 5.76% and at April 30, 2005 SigmaTron China had $121,000 outstanding under the loan. The loan is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property.

On November 19, 2003 the Company purchased the property that serves as the Company's corporate headquarters and its Midwestern manufacturing facility. The Company executed a note with LaSalle Bank N.A. in the amount of $3,600,000. The note bears a fixed interest rate of 5.43% and is payable in sixty monthly installments. A final payment of approximately $2,700,000 is due on or before November 30, 2008. At April 30, 2005, $3,345,000 was outstanding.

On May 2002, the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to the acquisition of the plant the Company rented the facility. At April 30, 2005, $1,158,828 was outstanding.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE G - ACCRUED EXPENSES

Accrued expenses consist of the following at April 30:

                              2005                 2004
                           ----------           ----------
Bonuses                     1,454,204            1,941,402
Interest payable              139,810              542,200
Commissions                    43,054               49,905
Professional fees             632,635              454,382
                           ----------           ----------

                           $2,269,703           $2,987,889
                           ==========           ==========

NOTE H - RELATED-PARTY TRANSACTIONS AND COMMITMENTS

The Company had a related-party transaction with Circuit Systems, Inc., a former shareholder of the Company who filed for protection under Chapter 11 of the Federal bankruptcy code, and is now known as Circuit Systems, Inc. Liquidating Grantor's Trust, dated October 14, 2001 ("CSI"). CSI divested itself of the investment in common stock of the Company in April 2001. The transaction primarily involved the leasing of operating space. The Company leased space in Elk Grove Village, Illinois, at a base rental of $33,800 per month, with an additional $7,000 per month for property taxes. The lease required the Company to pay maintenance and utility expenses. Subsequent to the renewal agreement, CSI sold the building to a non-related party. Rent and property tax expense related to the agreement totaled approximately $270,000 from May 2003 through mid-November 2003 and $495,000 for the year ended April 30, 2003.

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

In addition to the subordinated debentures and promissory notes, at April 30, 2000, the Company had recorded miscellaneous receivables, interest and trade receivables from LC of $1,560,000, against which a reserve of $789,000 was recorded. The Company wrote off its investment in LC of $2,500 in the statement of operations for the year ended April 30, 2001. In April 2001, LC sold certain assets to a third party. In connection with the asset sale, the Company received a

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE H - RELATED-PARTY TRANSACTION AND COMMITMENTS - CONTINUED

$400,000 promissory note receivable from a third party. Payments were due on the promissory note as follows: $125,000 plus accrued interest due January 1, 2002, $125,000 plus accrued interest due January 1, 2003, and $150,000 plus accrued interest due January 1, 2004. The payment obligations for $125,000 due January 1, 2003, and 2002, plus accrued interest were paid in December 2002 and 2001, respectively. The payment obligation of $150,000 due January 1, 2004 was paid in January 2004 plus accrued interest. Interest on the promissory note accrued at 5% per annum. The third party also agreed to pay LC royalties on certain sales derived from the purchase of the acquired assets as defined in the agreement. LC or its successor will receive royalty payments through April 30, 2007. Per the terms of a separate agreement, the Company will receive its share of the royalty payments. These royalty payments, if any, will be recorded by the Company as received and reflected as payments on the notes. At April 30, 2005 a royalty receivable of $50,740 was recorded. The receivable was paid subsequent to the fiscal year ended April 30, 2005.

In August and September 2004 the Company acquired the interests of all the outside investors in its affiliate SMT Unlimited L.P. ("SMTU") and the general partner of SMTU, SMT Unlimited, Inc., including voting interest. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company. Prior to the acquisition by the Company, SMTU was consolidated under FASB Interpretation No. 46, ("FIN46R") Consolidation of Variable Interest Entities. The aggregate price paid for all the interests was $2,814,699. This aggregate price was paid with $1,330,000 in notes with terms of up to 2 years and cash in the amount of $1,338,858 and the forgiveness of interest expense of $145,841. The acquisition was treated as a step acquisition and resulted in goodwill of $756,959 from one step and negative goodwill of $452,087 from the second transaction. The negative goodwill was treated as a reduction in the acquired long lived assets from SMTU. On October 1, 2004 SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company. Prior to the Company's acquisition, SMTU was consolidated under FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Company purchased the outstanding interest of SMTU in order to provide seamless service to its customers.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

CONDENSED BALANCE SHEET OF SMTU AT THE DATE OF MERGER, OCTOBER 1, 2005

                                                      September 30, 2004
                                                      ------------------
Assets
               Current assets                            $ 4,009,305
               Machinery & Equipment-net                   3,917,418
               Other assets                                   11,755
                                                         -----------
Total Assets                                             $ 7,938,478
                                                         ===========

Liabilities
               Current liabilities                         5,225,840
               Total long term liabilities                 2,100,000
               Owner's Equity                                612,638
                                                         -----------
Total Liabilities and Shareholder's Equity               $ 7,938,478
                                                         ===========

NOTE I - BLOCK SHIELD WARRANTS

The Company expended $25,000 to investigate the feasibility of manufacturing a product for WaveZero, Inc., the owner of design rights to certain shielding products. In exchange the Company received warrants convertible into 153,781 shares of common stock of Block Shield Corporation, PLC (BLS; London Stock Exchange), the parent of WaveZero, Inc. Those warrants were subject to forfeiture upon the occurrence of certain events. During the quarter ending January 31, 2005, the risk of forfeiture terminated. Upon such termination SFAS No. 138 provides that this security be marked to market. Accordingly, the Company has recognized a gain of $303,810 to reflect the increase in the fair market value of said warrants since the date of acquisition through April 30, 2005.

NOTE J - CONTINGENCIES

On July 16, 2003, the Company signed a land use rights contract with the Wujiang Land Administration Bureau to obtain the use rights of land in Yao Jiazhuang Village, Wujiang Province, People's Republic of China. This particular contract covered the 40 Chinese acres of land that was adjacent to 60 Chinese acres of land for which the Company had already signed a separate land use rights contract. For the 40 acre parcel, the Company paid the transfer fee for the land and subsequently built a dormitory, canteen and power station on the land. In December

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE J - CONTINGENCIES - CONTINUED

2004, the Company received an administration penalty notice of approximately $16,000 from the Wujiang Land Resources Bureau which stated that the Company was occupying the 40 acres without its permission. Under Chinese law the Wujiang Land Resources Bureau may seek penalties for this violation, which includes one or more of the following: 1) levying a fine, 2) confiscating any Company property on the land and 3) requiring the land to be returned. The Company has not received any other administrative notifications other than the penalty notice. The Company estimates the value of the land and building to be $1,100,000 to $1,200,000. The Company received a letter from the Business Development Department of Wujiang Developing District under the Management Committee of Wujiang Developing District which stated that the Company acted properly and that it will indemnify the Company against any penalties assessed against it by the Wujiang Land Resources Bureau. On January 5, 2005 the Company paid the penalty which was assessed against it by the Wujiang Land Resources Bureau. Prior to its payment, the Wujiang Financial Bureau paid the Company the amount of the fine, which is consistent with the terms of the indemnity letter. The Company anticipates the issue will be resolved with the Wujiang Land Resources Bureau without any liability to the Company.

NOTE K - SUBSEQUENT EVENTS

On June 3, 2005 the Company sold its Las Vegas Nevada operation to Grand Products, Nevada, Inc. The facility is a complete electronic manufacturing services ("EMS") center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 31, 2005. The transaction was treated as an asset sale and included a $2,000,000 cash payment to the Company for the purchase of the machinery and equipment and other assets of the operation. The transaction will be recorded by the Company in the first quarter of fiscal 2006 and will include a gain on the transaction of approximately $140,000. The Company continues to be obligated under the primary lease agreement and subleases the facility in part to Grand Products Inc., the buyer of the Las Vegas operation and in part to Western Money Systems.

On July 14, 2005 the Company purchased Able Electronics Corporation ("Able"). Able is headquartered in Hayward California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers will give the Company a presence in a number of new markets, diversify its current customer base and expand the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus debt of approximately

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE K - SUBSEQUENT EVENTS - CONTINUED

$3,700,000 and will be recorded as stock purchase transaction in first quarter of fiscal 2006. The transaction was financed through the Company's credit facility and resulted in approximately $9,000,000 in goodwill.

NOTE L - INCOME TAXES

The income tax provision (benefit) for the years ended April 30 consists of the following:

                             2005                  2004                 2003
                          ----------            ----------           ----------
Current
    Federal               $  739,920            $2,763,249           $2,654,888
    State                    338,686               483,944              421,535
    Foreign                  168,395               102,200              105,348
Deferred
    Federal                1,600,258               174,922               59,313
    State                    235,309                25,723               10,467
                          ----------            ----------           ----------

                          $3,082,568            $3,550,038           $3,251,551
                          ==========            ==========           ==========

As a result of the redemption of stock options, in fiscal year 2005 and 2004 the Company was able to obtain an income tax benefit related to stock issued to employees in the amount of approximately $13,000 and $5,200,000, respectively. This tax benefit did not affect net income, but rather was added to additional paid in capital. As a result the Company generated a net tax operating loss, which offset taxes already paid in fiscal years 2004 and 2005. Since a portion of the benefit is not recognized in the current period, it is netted against the income tax payable and was recorded as a deferred tax asset in fiscal year 2004. The entire amount of the benefit from the net operating loss was utilized in fiscal year 2005, reversing the tax deferred asset and reducing current federal taxes payable.

The reason for the differences between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before income tax expense for the years ended April 30 are as follows:

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE L - INCOME TAXES - CONTINUED

                                                 2005                 2004                 2003
                                              ----------           ----------           ----------
Income tax at
     Federal rate                             $2,691,338           $3,134,369           $3,068,026
     State income tax, net of federal            384,703             (227,136)             278,213
     Benefit of Chinese tax holiday             (100,675)                   -                    -
     Benefit of stock option exercise             12,721              275,583                    -
     Other, net                                   94,481              367,222              (94,688)
                                              ----------           ----------           ----------

                                              $3,082,568           $3,550,038           $3,251,551
                                              ==========           ==========           ==========

Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, 2005 and 2004, are as follows:

                                                 2005                 2004
                                              ---------            ----------
Allowance for doubtful accounts               $  46,799            $   27,300
Inventory obsolescence reserve                  147,983               101,399
Net operating loss carry-forward                      -             1,738,924
Accruals not currently deductible               191,707                92,248
Inventory                                       242,462               110,846
                                              ---------            ----------

Current deferred tax asset                      628,951             2,070,717

Prepaid insurance                              (199,423)             (168,166)
                                              ---------            ----------

Current deferred tax liability                 (199,423)             (168,166)
                                              ---------            ----------

Net current deferred tax asset                $ 429,528            $1,902,551
                                              =========            ==========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE L - INCOME TAXES - CONTINUED

                                                 2005                  2004
                                              -----------           -----------
Ownership in SMTU                             $         -           $    20,352
Impairment reserve                                      -                71,098
                                              -----------           -----------
Long-term deferred tax asset                            -                91,450
Machinery and equipment                        (1,668,909)           (1,357,165)
                                              -----------           -----------

Net long-term deferred tax liability          $(1,668,909)          $(1,265,715)
                                              ===========           ===========

NOTE M - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions ranging from $300 - $500 annually. The Company contributed $82,961, $68,252 and $52,848 to the plans during the fiscal years ended April 30, 2005, 2004 and 2003, respectively. The Company paid total expenses of $15,063, $10,932 and $11,589 for the fiscal years ended April 30, 2005, 2004 and
2003, respectively, relating to costs associated with the administration of the plans.

NOTE N - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the year ended April 30, 2005, two customers accounted for 32% and 18%, of net sales of the Company, and 32% and 7%, of accounts receivable at April 30, 2005. For the fiscal year ended April 30, 2004, two customers accounted for 36% and 13%, of net sales of the Company, and 26% and 6%, of accounts receivable at April 30, 2004.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE O - LEASES

The Company leases certain facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2005:

                                                Capital            Operating
Years ending April 30,                          leases              leases
---------------------                         ----------           ----------
         2006                                 $  753,432           $  640,839
         2007                                    542,583              692,876
         2008                                    493,548              663,483
         2009                                    325,066              561,357
         2010                                          -              252,690
         Thereafter                                    -               72,900
                                              ----------           ----------

                                              $2,114,629           $2,884,145
                                              ==========           ==========

Less amounts representing interest               237,638
                                              ----------

                                               1,876,991

Less current portion                             637,780
                                              ----------

                                              $1,239,211
                                              ==========

Rent expense incurred under operating leases was approximately $669,000, $659,000 and $886,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

During fiscal 2005 and subsequent to the year ended April 30, 2005, the Company refinanced machinery and equipment under two separate sale/leaseback arrangements. The equipment was sold for approximately $2,137,000 in cash. The Company has the option to purchase the equipment at the end of the lease term for $1. The transactions have been accounted for as a financing lease, wherein the property remains on the balance sheet and will continue to be depreciated, and a financing obligation equal to the proceeds has been recorded.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE P - STOCK OPTIONS

The Company has stock option plans ("Option Plans") under which certain employees and outside non-employee directors may acquire up to 1,603,500 shares of common stock. Options to be granted under the employee plans total 1,207,500, with the non-employee director plans allowing for a total of 396,000 options to be granted. At April 30, 2005, the Company has 417,854 shares reserved for future issuance to employees under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. employee options of 138,953 vest over five years with the remaining 3,100 employee options vesting over three years from the date of grant, provided the optionee remains an employee of the Company. Options granted to non-employee directors are vested on the date of grant.

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

The weighted-average grant date fair value of the options granted during fiscal 2005, 2004 and 2003 was $7.06, $0 and $2.84, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-valuation model with the following assumptions:

                                                 2005          2004             2003
                                                ------         ----            ------
Expected dividend yield                             .0%         N/A                .0%
Expected stock price volatility                  0.800          N/A             0.794
Average risk-free interest rate                   2.20%         N/A              2.78%
Weighted-average expected life of options       5 years         N/A            5 years

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE P - STOCK OPTIONS - CONTINUED

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

The table below summarizes option activity through April 30, 2005:

                                                                  Number of
                                                     Weighted-     options
                                                      average    exercisable
                                       Number of      exercise     at end
                                        options        price       of year
                                       ----------    ---------   -----------
Outstanding at April 30, 2002           1,130,493       5.16        748,497
Options granted during 2003                72,500       4.36
Options exercised during 2003             (52,757)      2.36
Options cancelled during 2003            (179,000)      7.09
Options forfeited during 2003              (1,866)      4.66
                                        ---------

Outstanding at April 30, 2003             969,370       4.89        833,304
Options exercised during 2004            (818,751)      5.63
                                        ---------
Outstanding at April 30, 2004             150,619       2.71        137,284

Options granted during 2005                45,000      10.88
Options exercised during 2005              (4,466)      3.99
Options forfeited during 2005             (15,000)     10.64
                                        ---------
                                          176,153                   169,485
                                        =========

Information with respect to stock options outstanding and stock options exercisable at April 30, 2005, follows:

                                                      Options outstanding
                                  -----------------------------------------------------------
                                      Number            Weighted-average          Weighted-
                                  outstanding at           remaining               average
Range of exercise prices          April 30, 2005        contractual life       exercise price
------------------------          --------------        ----------------       --------------
     $ 2.20 - 5.63                   143,053               6.76 years             $  2.47
      10.25 - 14.50                   33,100               8.99 years               11.12
                                     -------
                                     176,153
                                     =======

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE P - STOCK OPTIONS - CONTINUED

                                                            Options exercisable
                                                     ----------------------------------
                                                         Number             Weighted-
                                                     exercisable at          average
Range of exercise prices                             April 30, 2005      exercise price
------------------------                             --------------      --------------
$ 2.20 - 5.63                                            136,385            $  2.39
 10.25 - 14.50                                            33,100              11.12
                                                         -------

                                                         169,485
                                                         =======

NOTE Q - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                2005             2004              2003
                                             ----------       ----------        ----------
Net income                                   $4,698,799       $5,405,732        $5,714,924
                                             ==========       ==========        ==========
Weighted-average shares
   Basic                                      3,751,792        3,423,999         2,885,652
   Effect of dilutive stock options              63,757          117,298           469,424
                                             ----------       ----------        ----------

   Diluted                                    3,815,549        3,541,297         3,355,076
                                             ==========       ==========        ==========
Basic earnings per share                     $     1.25       $     1.58        $     1.98

Diluted earnings per share                   $     1.23       $     1.53        $     1.70

Options to purchase 176,153, 150,619 and 969,370 shares of common stock were outstanding at April 30, 2005, 2004 and 2003, respectively.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE R - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal 2005, 2004 and 2003:

                                           First        Second        Third       Fourth
                                          quarter       quarter      quarter      quarter
                                        -----------   -----------  -----------  -----------
2005

Net sales                               $25,078,167   $28,310,243  $28,301,593  $24,386,992
Gross margin                              4,625,698     5,193,033    4,782,756    3,966,087
Net income                                1,036,969     1,309,177    1,437,342      915,311
Net income per common share
       Basic                                   0.28          0.35         0.38         0.24
       Diluted                                 0.27          0.34         0.38         0.24

2004

Net sales                               $24,833,797   $26,526,879  $23,906,181  $25,227,265
Gross margin                              4,713,943     5,558,548    4,447,000    4,396,439
Net income                                1,307,497     1,812,736    1,192,840    1,092,658
Net income per common share
       Basic                                   0.44          0.54         0.33         0.29
       Diluted                                 0.38          0.52         0.33         0.29

2003

Net sales                               $22,983,430   $26,148,122  $27,879,095  $28,813,610
Gross margin                              3,621,139     4,625,818    5,068,980    6,603,746
Net (loss) income                           616,201     1,137,368    1,642,944    2,318,411
Net (loss) income per common share
       Basic                                   0.21          0.39         0.58         0.79
       Diluted                                 0.19          0.34         0.49         0.58

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2005, 2004 AND 2003

NOTE S - LITIGATION

On May 25, 2001, Nancy Messina, a former employee of the Company, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, asserting claims of sexual harassment and gender discrimination under Title VII of the Civil Rights Act of 1964 and claims of violation of the Federal Equal Pay Act. The Company believes that it has meritorious defenses to the claims and is defending itself vigorously in this action. Although the compliant does not specify a dollar amount, based on information presently available to the Company, the Company believes that the resolution of these claims will not have a material adverse effect on the financial condition or results of the operations of the Company.

On September 3, 2002, a lawsuit was filed by the liquidating trustee of Circuit Systems, Inc. ("CSI") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, against Gary R. Fairhead, President and Chief Executive Officer of the Company and a former director of CSI and other former directors of CSI, alleging in part, that Mr. Fairhead and the named directors had breached their fiduciary duty to CSI and its stockholders in a number of respects, and corporate counsel had committed malpractice. Although the Compliant did not quantify the relief sought, the initial settlement demand against all defendants was $12 million. On January 9, 2005, the parties to this suit entered into a settlement agreement, which was approved by the court on January 26, 2005 and was dismissed on February 15, 2005. The financial settlement which provides that the plaintiff will be paid $1,750,000 was satisfied, for the most part, from CSI's directors and officers liability insurance and from legal malpractice insurance. Mr. Fairhead and the Company did not contribute to the financial settlement. No defendant admitted to any liability regarding the claims asserted in the complaint. The Company determined that it had a duty under Delaware law to indemnify Mr. Fairhead for his expenses not covered by CSI's directors and officers liability policy, which consisted of immaterial advancements of legal costs.