Form 10-Q
period 2005-07-31
SIGMATRON INTERNATIONAL INC
filed 2005-09-14
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2005

                         Commission File Number 0-23248

                          SigmaTron International, Inc.
             (Exact Name of Registrant, as Specified in its Charter)

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

                                    No Change
            (Former Name, Former Address, and Former Fiscal Year, if
                           Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No

On September 9, 2005 there were 3,755,420 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION:

   Item 1.   Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets - July 31, 2005
             and April 30, 2005                                             3

             Condensed Consolidated Statements of Operations - Three
             Months Ended July 31, 2005 and July 31, 2004                   4

             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended July 31, 2005 and July 31, 2004             5

             Notes to Condensed Consolidated Financial Statements           6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk                                                          16

   Item 4.   Controls and Procedures                                       17

PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                              17

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets

                                                                JULY 31,     April 30,
                                                                  2005          2005
                                                               UNAUDITED      Audited
                                                              -----------   -----------
CURRENT ASSETS:
   Cash                                                       $   571,483   $   184,014
   Accounts receivable, less allowance for doubtful
      accounts of $201,155 at July 31, 2005 and
      $120,000 at April 30, 2005, respectively                 14,697,993    14,275,308
   Inventories, net                                            27,719,307    21,468,506
   Prepaid and other assets                                     1,008,886     1,168,366
   Deferred income taxes                                        1,117,528       429,528
   Other receivables                                              197,619       183,666
                                                              -----------   -----------
   Total current assets                                        45,312,816    37,709,388

   Property, machinery and equipment, net                      26,682,238    26,689,940
   Other assets                                                 1,960,493     1,386,770
   Goodwill                                                    11,311,535       756,959
                                                              -----------   -----------
   Total long-term assets                                      13,272,028     2,143,729
                                                              -----------   -----------
   Total assets                                               $85,267,082   $66,543,057
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $10,572,415   $ 7,395,111
   Accrued expenses                                             1,717,075     2,269,703
   Accrued payroll                                              1,291,814     1,675,788
   Income taxes payable                                           441,370       407,710
   Notes payable - buildings                                      430,000       430,000
   Notes payable - other                                               --       300,000
   Capital lease obligations                                    1,104,339       637,766
                                                              -----------   -----------
   Total current liabilities                                   15,557,013    13,116,078

   Notes payable - banks                                       15,611,778       512,958
   Notes payable - buildings, less current portion              3,955,113     4,073,828
   Capital lease obligations, less current portion              2,377,109     1,239,190
   Deferred income taxes                                        1,668,908     1,668,909
                                                              -----------   -----------
Total liabilities                                              39,169,921    20,610,963

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                          --            --
   Common stock, $.01 par value; 12,000,000 shares
      authorized, 3,755,420 and 3,752,054 shares issued and        37,554        37,554
      outstanding at July 31, 2005 and April 30, 2005,
      respectively
   Capital in excess of par value                              19,087,020    19,087,020
   Retained earnings                                           26,972,587    26,807,520
                                                              -----------   -----------
Total stockholders' equity                                     46,097,161    45,932,094
                                                              -----------   -----------
Total liabilities and stockholders' equity                    $85,267,082   $66,543,057
                                                              ===========   ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                    Unaudited

                                                          THREE MONTHS    Three Months
                                                             ENDED           Ended
                                                         JULY 31, 2005   July 31, 2004
                                                         -------------   -------------
Net sales                                                 $21,312,693     $21,460,858
Cost of products sold                                      18,771,008      17,117,850
                                                          -----------     -----------
Gross profit                                                2,541,685       4,343,008
Selling and administrative expenses                         2,136,281       2,712,075
                                                          -----------     -----------
Operating income                                              405,404       1,630,933
Miscellaneous - (income) expense                              (40,274)              0
Interest expense - Banks and capital lease obligations        134,514          66,683
                                                          -----------     -----------
Total other                                                    94,240          66,683
Income from continuing operations before income tax
   expense and interest of affiliate                          311,164       1,564,250
Income tax expense                                            121,366         573,780
                                                          -----------     -----------
Income from continuing operations before minority
   interest of affiliate                                      189,798         990,470
Minority interest in income of affiliate                           --         123,680
                                                          -----------     -----------
Income from continuing operations                             189,798         866,790
Discontinued operations (Note C)
   (Loss) income from operations of discontinued
      Las Vegas location (including gain on disposal
      of $311,000)                                            (40,542)        282,690
Income tax (benefit) expense                                  (15,811)        112,511
                                                          -----------     -----------
Loss on discontinued operation                                (24,731)        170,179
                                                          -----------     -----------
Net income                                                $   165,067     $ 1,036,969
                                                          ===========     ===========

Net income per common share - Basic                       $      0.05     $      0.28
                                                          ===========     ===========
Net income per common share - Assuming dilution           $      0.04     $      0.27
                                                          ===========     ===========
Weighted average shares of common stock outstanding
Basic                                                       3,755,420       3,751,014
                                                          ===========     ===========
Diluted                                                     3,822,577       3,787,597
                                                          ===========     ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                         THREE MONTHS   Three Months
                                                             ENDED          Ended
                                                           07/31/05       07/31/04
                                                         ------------   ------------
OPERATING ACTIVITIES:
Net income                                               $    165,067   $ 1,036,969
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                              858,624       839,730
   Provision for inventory                                    160,000            --
Changes in operating assets and liabilities:
   Accounts receivable                                      2,618,969       413,702
   Inventories                                             (1,715,940)   (4,307,017)
   Prepaid expenses and other assets                         (117,941)      478,365
   Minority interest in affiliate                                  --       123,682
   Trade accounts payable                                    (454,479)    1,756,376
   Income taxes payable                                        33,660       632,829
   Accrued expenses                                        (1,420,692)   (1,403,389)
                                                         ------------   -----------
   Net cash (used in) provided by operating activities        127,268      (428,753)

INVESTING ACTIVITIES:
   Acquistion of Able                                     (16,379,736)           --
   Purchases of machinery and equipment                      (127,993)     (534,354)
   Sale of machinery and equipment                          1,705,695            --
   Gain of sale of discontinued operations                   (310,731)           --
                                                         ------------   -----------
   Net cash used in investing activities                  (15,112,765)     (534,354)

FINANCING ACTIVITIES:
   Proceeds from exercise of options                               --         6,431
   Payments under building notes payable                     (118,716)     (113,747)
   Payments under capital lease obligations                  (258,746)     (157,385)
   Proceeeds under capital lease obligations                  951,609            --
   Payments from other notes payable                         (300,000)           --
   Net (borrowings) payments under  line of credit         15,098,820       222,752
                                                         ------------   -----------
   Net cash used in financing activities                   15,372,967       (41,949)
                                                         ------------   -----------
   Change in cash                                             387,470    (1,005,056)
   Cash at beginning of period                                184,014     5,145,814
                                                         ------------   -----------
   Cash at end of period                                 $    571,484   $ 4,140,758
                                                         ============   ===========
   Supplementary disclosures of cash flow information
      Cash paid for interest                             $     99,232   $    92,411
      Cash paid for income taxes, net of (refunds)             32,440       171,931

See accompanying notes.

                          SigmaTron International, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc., its wholly owned subsidiaries Standard Components de Mexico S.A., Able Electronics Corporation ("Able") (acquired July 2005) and ABLEMEX, S.A. DE C.V., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. and its procurement branch SigmaTron Taiwan (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                      July 31,     April 30,
                        2005          2005
                    -----------   -----------
Finished products   $ 7,918,628   $ 7,205,332
Work-in-process       1,973,079     1,007,594
Raw materials        17,827,600    13,255,580
                    -----------   -----------
                    $27,719,307   $21,468,506
                    ===========   ===========

NOTE C - STRATEGIC ACTIVITIES

On July 14, 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified electronic manufacturing services ("EMS") company serving Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers will give the Company a presence in a number of new markets, diversify its current customer base and expand the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus the assumption of approximately $3,800,000 in debt and was recorded as a stock purchase transaction in the first quarter of fiscal 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $10,750,000 in goodwill. The Company is currently evaluating the purchase price allocation of certain acquired tangible and intangible assets related to the purchase of Able in accordance with the Statement of Financial Accounting Standards 141 ("SFAS 141"). The Company anticipates the outcome of the evaluation will be recorded in its second fiscal quarter of 2006. Assuming the purchase was recorded as of the first period reported, May 1, 2004, unaudited revenues would have been $29,858,316 compared to $21,460,858 for the quarter ended July 31, 2004. Unaudited pro-forma net income for the quarter ended July 31, 2004 would have been $1,401,707 compared to $1,036,969. The unaudited pro-forma dilutive earnings per share would have been $0.37 for the three month period ended July 31, 2004 compared to $0.27.

As part of the Able purchase an escrow account for contingent consideration was established for potential uncollectible receivables in the amount of approximately $415,000. As cash payments for the receivable are received by the Company the payments will be reflected as an adjustment to the purchase price in future periods.

On June 3, 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $351,000 on discontinued operations for the Las Vegas operation for the period ended July 31, 2005. The loss included $170,000 in reserves for potential inventory obsolescence on remaining inventory balances and warranty claims. The Company continues to be obligated until October 31, 2009 under the primary lease agreement for the Las Vegas facility and subleases the facility in part to Grand Products, Inc., the buyer of the Company's Las Vegas operation and in part to an unrelated third party.

The Company expects its strategic decisions, the sale of our Las Vegas operation and the acquisition of Able, will be critically important to the Company's future. In particular, the Able acquisition directly achieves the Company's strategic goals of diversifying our markets served, diversifying our customer base and expanding the range of services we offer.

NOTE D - STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of July 31, 2005 there were no issued restricted shares or restricted stock units issued. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                      Three Months Ended
                                -----------------------------
                                July 31, 2005   July 31, 2004
                                -------------   -------------
Net Income, as reported           $165,067       $1,036,969
Deduct: total stock-based
   employee compensation
   expense determined under
   fair based method for
   awards granted, modified,
   or settled, net of related
   tax effects                     (12,198)         (66,632)
                                  --------       ----------
Pro forma net income              $152,869       $  970,337
                                  ========       ==========

                                      Three Months Ended
                                -----------------------------
                                July 31, 2005   July 31, 2004
                                -------------   -------------
Earnings per share
   Basic - as reported               $.05            $.28
   Basic - pro forma                  .04             .26

   Diluted - as reported              .05             .27
   Diluted - pro forma                .04             .26

Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three month period ended July 31, 2004 and 2005, 3,100 options were anti-dilutive and not included in the diluted income per share calculations.

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

Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing service business are recognized when the product is shipped. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customers' specifications. Historically the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

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

Goodwill and Other Intangibles - The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company adopted on June 1, 2001 SFAS 141 "Business Combinations". Under SFAS No. 141 the purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. The Company anticipates the purchase price allocation will be recorded in its second fiscal quarter of 2006.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). The Company is required to adopt SFAS 123R on May 1, 2006. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized in financial statements as an expense over the period during which an employee is required to provide service. The Company has not been able to determine the impact on the Company.

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

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("Act")," was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. Based on management's analysis of the repatriation provision of the Act, although not yet finalized, it is unlikely that the Company had any foreign earnings to repatriate, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The Company does not believe the impact of the Act will be material.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research

Bulletin (ARB) No. 43, Charter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." The statement also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of February 1, 2006 for the Company) and are to be applied prospectively. The Company does not believe the impact will be material.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act provides a deduction from income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income ("ETI") exclusion tax benefit for foreign sales which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union ("EU") believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company anticipates the impact will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: This quarterly statement contains forward-looking statements. Words such as "continue," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, SigmaTron's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in SigmaTron's business, including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers and the market; the activities of competitors, some of which may have greater financial or other resources than SigmaTron; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; SigmaTron's ability to be in compliance with the European Standard of "Restriction of Use of Hazardous Substance "RoHS" by mid-2006; the ability of SigmaTron and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting SigmaTron's business; the continue stability of the Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of SigmaTron to manage its growth, including its expansion into China and its integration of the Able operation acquired in July 2005. These and other factors which may affect SigmaTron's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in SigmaTron's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and SigmaTron undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW:

The Company operates in one business segment as an independent provider of EMS, which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China and Taiwan.

As the demand for electronic products has continued to increase over the past several months, the lead-time for many components has increased. Pricing for some components and related commodities has escalated due to the increased demand and the transition to RoHS components and may continue to increase in the future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have significantly increased the company's legal expenses, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These new rules and regulations have also made it more difficult and more expensive for the Company to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting, shareholders could lose confidence in the reliability of the Company's financial statements, which could have a material adverse impact on the value of the Company's stock.

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the three month period ended July 31, 2005.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net sales decreased for the three month period ended July 31, 2005 to $21,312,693 from $21,460,858 for the three month period ended July 31, 2004. Sales volume decreased in the fitness marketplace. The decrease in sales in the fitness marketplace was primarily due to timing and scheduling of customers' orders and price reductions. Sales increased in the appliance, industrial electronics and life sciences marketplaces. The increase in the appliance industry is the result of increasing customer orders, which was partially offset by price reductions. The Company anticipates additional pricing concessions to several customers in future periods. The increase in the industrial electronics and life sciences marketplaces is due to sales to new customers, which is the result of the July 14, 2005 acquisition of Able. Able's long-term relationship with its customer base will give the Company a presence in a number of new markets, diversify its customer base and expand the number of industries it serves.

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

Gross profit in total dollars decreased during the three month period ended July 31, 2005 to $2,541,685 from $4,343,008 compared to the same period in the prior fiscal year. Gross profit as a percentage of net sales decreased to 11.9% from 20.2% for three month period ended July 31, 2005 as compared to the same period in the prior year. The decrease in total dollars is primarily attributable to the decrease in sales volume. The decrease as a percentage is due to an increase in the cost of manufacturing supplies and component pricing. There can be no assurance gross margins will not continue to decrease in the future.

Selling and administrative expenses decreased to $2,136,281 or 10.0% of net sales for the three month period ended July 31, 2005 compared to $2,712,075 or 12.6% of net sales in the same period last year. The decrease for the three month period ended July 31, 2005 is primarily due to a reduction in bonus expense, which was partially offset by an increase in selling expenses.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2005 was $134,514 compared to $66,683 for the same period in the prior fiscal year. This change was attributable to the Company's significant increased borrowings under its revolving credit facility for the acquisition of Able, increased capital lease obligations and higher interest rates.

Income tax expense from continuing operations was $121,366, which resulted in an effective tax rate of 39.0% for the quarter ended July 31, 2005 compared to $573,780 in income tax expense and an effective rate of 39.8% in the same period of the prior fiscal year. The income tax benefit from discontinuing operation was $15,811 for the quarter ended July 31, 2005 compared to income tax expense of $112,511 in the same period of the prior fiscal year.

Net income decreased to $165,067 for the three month period ended July 31, 2005 compared to $1,036,969 for the same period in the prior year. Basic earnings per share and dilutive earnings per share for the first fiscal quarter of 2006 were $0.05 and $0.04, respectively, compared to basic earnings per share of $0.28 and dilutive earnings per share of $0.27, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow provided by operating activities was $127,268 compared to cash used in operating activities of $428,753 in the comparable period of the prior year. During the first quarter of fiscal 2006 cash provided by operating activities was the result of net income, the non-cash effect of depreciation and amortization and a decrease in receivables, which was partially offset by an increase in inventories and accrued expenses. Inventories increased primarily due to the start up of new product programs and growth of the Company's China location.

STRATEGIC ACTIVITIES.

On July 14, 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers will give the Company a presence in a number of new markets, diversify its current customer base and expand the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus the assumption of approximately $3,800,000 in debt and was recorded as stock purchase transaction in first quarter of fiscal 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $10,750,000 in goodwill. The Company is currently evaluating the purchase price allocation of certain acquired tangible and intangible assets related to the purchase of Able in accordance with the Statement of Financial Accounting Standards 141 ("SFAS 141"). This Company anticipates the outcome of the evaluation will be recorded in its second fiscal quarter of 2006. Assuming the purchase was recorded as of the first period reported, May 1, 2004, unaudited revenues would have been $29,858,316 compared to $21,460,858 for the quarter ended July 31, 2004. Unaudited pro-forma net income for the quarter ended July 31, 2004 would have been $1,401,707 compared to $1,036,969. The unaudited pro-forma dilutive earnings per share would have been $0.37 for the three month period ended July 31, 2004 compared to $0.27.

As part of the Able purchase an escrow account for contingent consideration was established for potential uncollectible receivables in the amount of approximately $415,000. As cash payments for the receivable are received by the Company the payments will be reflected as an adjustment to the purchase price in future periods.

On June 3, 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $351,000 on discontinued operations for the Las Vegas operation for the period ended July 31, 2005. The loss included $170,000 in reserves for potential inventory obsolescence on remaining inventory balances and warranty claims. The Company continues to be obligated until October 31, 2005 under the primary lease agreement for the Las Vegas facility and subleases the facility in part to Grand Products, Inc., the buyer of the Company's Las Vegas operation and in part to an unrelated party.

The Company expects its strategic decisions, the sale of our Las Vegas operation and the acquisition of Able, will be critically important to the Company's future. In particular, the Able acquisition directly achieves the Company's strategic goals of diversifying our markets served, diversifying our customer base and expanding the range of services we offer.

FINANCING TRANSACTIONS.

The Company entered into an Amended Loan and Security Agreement in July 2005, which provides for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of: (i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and is subject to certain financial covenants. The Amended Loan and Security Agreement also provides a four year term loan in the amount of $3,000,000. Interest on the term loan accrues at 5.75% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due in years two through four.

In September 2005 the Company further amended the above described credit facility to increase the revolving credit facility from $17,000,000 to $22,000,000. The amended revolving credit facility is limited to the lessor of:
(i) $22,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lessor of $11,000,000 or varying percentages of the inventory base.

At July 31, 2005 the Company was in compliance with its financial covenants and had borrowings of $12,120,950 outstanding under this line of credit and a $3,000,000 term note.

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

SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The agreement provides for four draws on the line of credit of approximately $121,000, $362,750, $362,750 and $362,750, on April 15, 2005, July 1, 2005, October 8, 2005, and January 3,
2006, respectively. The interest rate under the agreement is 5.76% and at July 31, 2005 SigmaTron China had $490,833 outstanding under the line of credit. The line of credit is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property.

In fiscal 2006, the Company anticipates it will make machinery and equipment purchases of $4,000,000. The Company anticipates it will execute three to five year capital lease agreements to finance the majority of the purchases. The machinery and equipment purchases are necessary to assist with capacity constraints at certain operations and the Company's lead-free manufacturing program. Effective mid-2006 the Company's customers that provide products to the European Union must be in compliance with the European Standard RoHS for all of their products that ship to the European marketplace. Many of the Company's customers are requesting that the Company have RoHS manufacturing capabilities in order to support their European sales.

The Company anticipates its credit facility, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal 2006. In the event the business grows rapidly or the Company pursues an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican subsidiaries. The Company provides funding to its Mexican subsidiaries in U.S. dollars, which are exchanged for pesos as needed. The fluctuation of the peso from time to time, without an equal or greater increase in Mexican inflation, has not had a material impact on the financial results of the Company. In the first quarter of fiscal 2006 the Company paid approximately $2,450,000 to Mexican subsidiaries for services provided.

In May 2002, the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring this the plant, the Company rented the facility. At July 31, 2005, approximately $1,085,000 was outstanding in connection with the financing of that facility.

The impact of inflation for the past three fiscal years has been minimal.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

The following table summarizes the Company's contractual obligations at July 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Payment Obligations

                                                  Total       4/30/06      4/30/08      4/30/10
                                               ----------   ----------   ----------   ----------
Notes Payable, including current maturities    $4,385,113   $  364,024   $1,032,717   $2,988,372
Capital Leases, including current maturities    3,481,444      836,921    1,781,190      863,333
                                               ----------   ----------   ----------   ----------
Total contractual cash obligations             $7,866,557   $1,200,945   $2,813,907   $3,851,705
                                               ==========   ==========   ==========   ==========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates is due to primarily to its short-term investments and borrowings under its credit agreements. As of July 31, 2005 the Company had no short-term investments and approximately $15,610,000 in borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of July 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

(b)  Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the quarter ended July 31, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                    September 14, 2005
-------------------------------------   Date
Gary R. Fairhead
President and CEO
(Principal Executive Officer)


/s/ Linda K. Blake                      September 14, 2005
-------------------------------------   Date
Linda K. Blake
Chief Financial Officer, Secretary
and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)