Form 10-Q
period 2005-10-31
SIGMATRON INTERNATIONAL INC
filed 2005-12-15
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2005

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

On December 12, 2005 there were 3,755,420 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

                                                                        Page No.
                                                                        --------
PART 1. FINANCIAL INFORMATION:

   Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets - October 31, 2005
           and April 30, 2005                                               3

           Condensed Consolidated Statements of Operations -
           Three and Six Months Ended October 31, 2005 and 2004             4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended October 31, 2005 and 2004                       5

           Notes to Condensed Consolidated Financial Statements             6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      18

   Item 4. Controls and Procedures                                         18

PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders             19

   Item 6. Exhibits and Reports on Form 8-K                                20

                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                                    Unaudited

                                                                 OCTOBER 31,    April 30,
                                                                    2005          2005
                                                                 -----------   -----------
CURRENT ASSETS:
   Cash                                                          $   769,652   $   184,014
   Accounts receivable, less allowance for doubtful
      accounts of $280,917 at October 31, 2005 and $120,000 at
      April 30, 2005, respectively                                17,362,475    14,275,308
   Inventories, net                                               29,362,408    21,468,506
   Prepaid and other assets                                        1,109,872     1,168,366
   Deferred income taxes                                           1,170,397       429,528
   Other receivables                                                 443,765       183,666
                                                                 -----------   -----------
   Total current assets                                           50,218,569    37,709,388
   Property, machinery and equipment, net                         27,291,694    26,689,940
   Intangible assets                                               2,455,204            --
   Other assets                                                    2,034,500     1,386,770
   Goodwill                                                        9,298,945       756,959
                                                                 -----------   -----------
   Total long-term assets                                         13,788,649     2,143,729
                                                                 -----------   -----------
   Total assets                                                  $91,298,912   $66,543,057
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                        $11,954,411   $ 7,395,111
   Accrued expenses                                                1,856,679     2,269,703
   Accrued payroll                                                 1,459,920     1,675,788
   Income taxes payable                                            1,033,238       407,710
   Notes payable - buildings                                         430,000       430,000
   Notes payable - other                                                  --       300,000
   Capital lease obligations                                       1,140,927       637,766
                                                                 -----------   -----------
   Total current liabilities                                      17,875,175    13,116,078
   Notes payable - banks                                          17,109,951       512,958
   Notes payable - buildings, less current portion                 3,835,099     4,073,828
   Capital lease obligations, less current portion                 2,312,945     1,239,190
   Deferred income taxes                                           2,847,249     1,668,909
                                                                 -----------   -----------
Total liabilities                                                 43,980,419    20,610,963

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                             --            --
   Common stock, $.01 par value; 12,000,000 shares
      authorized, 3,755,420 and 3,752,054 shares issued
      and outstanding at October 31, 2005 and April 30, 2005,
      respectively                                                    37,554        37,554
   Capital in excess of par value                                 19,087,020    19,087,020
   Retained earnings                                              28,193,919    26,807,520
                                                                 -----------   -----------
Total stockholders' equity                                        47,318,493    45,932,094
                                                                 -----------   -----------
Total liabilities and stockholders' equity                       $91,298,912   $66,543,057
                                                                 ===========   ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                                    Unaudited

                                                            THREE MONTHS       Three Months       SIX MONTHS         Six Months
                                                               ENDED             Ended               ENDED             Ended
                                                          OCTOBER 31, 2005   October 31, 2004   OCTOBER 31, 2005   October 31, 2004
                                                          ----------------   ----------------   ----------------   ----------------
Net sales                                                   $34,893,265        $24,660,390        $56,205,958        $46,121,248
Cost of products sold                                        29,874,320         19,640,637         48,645,328         36,758,487
                                                            -----------        -----------        -----------        -----------
Gross profit                                                  5,018,945          5,019,753          7,560,630          9,362,761
Selling and administrative expenses                           2,946,861          2,949,772          5,083,142          5,661,847
                                                            -----------        -----------        -----------        -----------
Operating income                                              2,072,084          2,069,981          2,477,488          3,700,914
Miscellaneous - (income) expense                                (36,706)                --            (76,980)                --
Interest expense - Banks and capital lease obligations          365,316             53,630            499,830            120,313
                                                            -----------        -----------        -----------        -----------
Total other                                                     328,610             53,630            422,850            120,313
Income from continuing operations before income tax
   expense and interest of affiliate                          1,743,474          2,016,351          2,054,638          3,580,601
Income tax expense                                              519,581            802,221            640,947          1,378,262
                                                            -----------        -----------        -----------        -----------
Income from continuing operations before minority
   interest of affiliate                                      1,223,893          1,214,130          1,413,691          2,202,339
Minority interest in income of affiliate                             --             10,654                 --            134,334
                                                            -----------        -----------        -----------        -----------
Income from continuing operations                             1,223,893          1,203,476          1,413,691          2,068,005
Discontinued operations
   (Loss) income from operations of discontinued
   Las Vegas location                                            (4,199)           173,280            (44,741)           455,971
Income tax (benefit) expense                                     (1,638)            67,579            (17,449)           177,829
                                                            -----------        -----------        -----------        -----------
Loss on discontinued operation                                   (2,561)           105,701            (27,292)           278,142
                                                            -----------        -----------        -----------        -----------
Net income                                                  $ 1,221,332        $ 1,309,177        $ 1,386,399        $ 2,346,147
Net income per common share - Basic                         $      0.33        $      0.35        $      0.38        $      0.63
                                                            ===========        ===========        ===========        ===========
Net income per common share - Assuming dilution             $      0.29        $      0.34        $      0.34        $      0.61
                                                            ===========        ===========        ===========        ===========
Weighted average shares of common stock outstanding
Basic                                                         3,755,420          3,752,054          3,755,420          3,751,534
                                                            ===========        ===========        ===========        ===========
Diluted                                                       4,187,632          3,840,442          4,074,866          3,837,379
                                                            ===========        ===========        ===========        ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                              SIX MONTHS    Six Months
                                                                ENDED          Ended
                                                              OCTOBER 31,    October 31,
                                                                2005            2004
                                                             ------------   ------------
OPERATING ACTIVITIES:
Net income                                                   $  1,386,399   $ 2,346,146
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                             2,106,626     1,598,183
      Provision for inventory                                     160,000            --
      Gain of sale of discontinued operations                    (310,731)           --
Changes in operating assets and liabilities:
      Accounts receivable                                         122,682    (1,715,378)
      Inventories                                              (4,004,187)   (6,023,280)
      Prepaid expenses and other assets                           (48,417)      370,198
      Refundable taxes                                                 --       275,583
      Trade accounts payable                                    1,240,823       940,015
      Income taxes payable                                        678,397     1,444,555
      Deferred taxes                                             (236,142)       (9,563)
      Accrued expenses                                         (1,059,772)     (759,927)
                                                             ------------   -----------
      Net cash provided (used in) by operating activities          35,678    (1,533,468)

INVESTING ACTIVITIES:
      Acquisition of Able                                     (16,771,755)           --
      Purchase of SMTU interest                                        --    (1,350,353)
      Purchases of machinery and equipment                     (1,081,548)   (1,210,087)
      Sale of machinery and equipment                           1,705,695            --
      Net cash used in investing activities                   (16,147,608)   (2,560,440)

FINANCING ACTIVITIES:
      Proceeds from exercise of options                                --         6,431
      Repurchase of options                                            --        19,574
      Payments under building notes payable                      (238,729)     (228,703)
      Payments under capital lease obligations                   (581,256)     (338,322)
      Proceeds under capital lease obligations                  1,220,559       626,365
      Payments from other notes payable                          (300,000)           --
      Net borrowings (payments) under  line of credit          16,596,994      (884,254)
                                                             ------------   -----------
      Net cash used in financing activities                    16,697,568      (798,909)
                                                             ------------   -----------
      Change in cash                                              585,638    (4,892,817)
      Cash at beginning of period                                 184,014     5,145,814
                                                             ------------   -----------
      Cash at end of period                                  $    769,652   $   252,997
                                                             ============   ===========
      Supplementary disclosures of cash flow information
         Cash paid for interest                              $    461,435   $   202,009
         Cash paid for income taxes, net of (refunds)             145,944      (265,910)

      Non Cash Investing Activities:
         Acquisition of SMTU                                 $  2,620,353
         Cash paid for acquisition                             (1,350,353)
                                                             ------------
         Notes issued for acquisition                           1,270,000

      Forgiveness of subordinated debenture                     1,050,000
      Forgiveness of accrued interest payable                     525,000
      Reduction of long lived assets from purchase of SMTU        306,236
      Goodwill created                                            719,040

See accompanying notes.

                          SigmaTron International, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. ("SigmaTron"), its wholly owned subsidiaries Standard Components de Mexico S.A., Able Electronics Corporation ("Able") (acquired in July 2005) and ABLEMEX, S.A. DE C.V., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. ("SigmaTron China"), Ltd. and its procurement branch SigmaTron Taiwan (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                    October 31,    April 30,
                        2005          2005
                    -----------   -----------
Finished products   $ 7,409,202   $ 7,205,332
Work-in-process       2,467,817     1,007,594
Raw materials        19,485,389    13,255,580
                    -----------   -----------
                    $29,362,408   $21,468,506
                    ===========   ===========

NOTE C - STRATEGIC TRANSACTIONS

On July 14, 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified electronic manufacturing services ("EMS") company serving Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers has diversified the Company's customer base and expanded the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus the assumption of approximately $3,800,000 in debt and was recorded as a stock purchase transaction in the first quarter of fiscal 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,540,000 in goodwill. The purchase price allocation of certain acquired tangible and intangible assets related to the purchase of Able in accordance with the Statement of Financial Accounting Standards ("SFAS No.141") was recorded in the second quarter ended October 31, 2005. As a result of the transaction $2,770,000 in intangible assets were recorded, including non-competition agreements, internally developed software, backlog and customer relationships. The intangible assets will be amortized over periods ranging from six months to eight years.

Assuming the purchase was recorded as of the first period reported, May 1, 2004, unaudited revenues would have been $32,114,197 and $61,972,513 for the three month and six month periods ended October 31, 2004, respectively. Unaudited pro-forma net income would have been $1,626,690 and $2,795,945 for the three and six month periods ended October 31, 2004. The unaudited pro-forma dilutive earnings per share would have been $0.42 and $0.73 for the three and six month periods ended October 31, 2004, respectively.

As part of the Able purchase an escrow account for contingent consideration was established for potential uncollectible receivables in the amount of approximately $415,000. As cash payments for the receivable are received by the Company the payments will be reflected in future periods as an adjustment to the purchase price.

On June 3, 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and certain other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $351,000 on discontinued operations for the Las Vegas operation for the period ended July 31, 2005. The loss included $170,000 in reserves for potential inventory obsolescence on remaining inventory balances and warranty claims. The Company continues to be obligated until October 31, 2009 under the primary lease agreement for the Las Vegas facility and subleases the facility in part to Grand Products, Inc., the buyer of the Company's Las Vegas operation and in part to an unrelated third party.

NOTE D - STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of October

31, 2005 there were no restricted shares or restricted stock units issued. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                               Three Months Ended           Six Months Ended
                                           -------------------------   -------------------------
                                           October 31,   October 31,   October 31,   October 31,
                                               2005          2004          2005          2004
                                           -----------   -----------   -----------   -----------
Net Income, as reported                    $1,221,332    $1,309,177    $1,386,399    $2,346,146

Deduct: total stock-based employee
   compensation expense determined under
   fair based method for awards granted,
   modified, or settled, net of related
   tax effects                               (298,189)     (100,116)     (596,378)     (200,232)
                                           ----------    ----------    ----------    ----------
Pro forma net income                       $  923,143    $1,209,061    $  790,021    $2,145,914
                                           ==========    ==========    ==========    ==========

                               Three Months Ended           Six Months Ended
                           -------------------------   -------------------------
                           October 31,   October 31,   October 31,   October 31,
                               2005          2004          2005          2004
                           -----------   -----------   -----------   -----------
Earnings per share
   Basic - as reported         $.33          $.35          $.38          $.63
   Basic - pro forma            .25           .32           .21           .57

   Diluted - as reported        .29           .34           .34           .61
   Diluted - pro forma          .22           .32           .19           .56
                               ====          ====          ====          ====

Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three month period ended October 31, 2005, 3,100 options were anti-dilutive and not included in the diluted income per share calculations.

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

Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing service business are recognized when the product is shipped to the customer. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customers' specifications. Historically the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

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

Goodwill and Other Intangibles - The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company adopted on June 1, 2001 SFAS No. 141 "Business Combinations". Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. The Company recorded the purchase price allocation in its second fiscal quarter of 2006.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). The Company is required to adopt SFAS 123(R) on May 1, 2006. SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized in financial statements as an expense over the period during which an employee is required to provide service. The Company has not been able to determine the impact of SFAS123(R)on the Company.

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

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("Act")," was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. Based on the Company's analysis of the repatriation provision of the Act, although not yet finalized, it is unlikely that the Company had any foreign earnings to repatriate, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The Company does not believe the impact of the Act will be material.

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

On June 1, 2005, the FASB issues Statement No. 154, Accounting changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS
154). The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company will adopt SFAS 154 at December 31, 2005 and do not anticipate any material change to our operating results as a result of this adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: This quarterly statement contains forward-looking statements. Words such as "continue," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, The Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in The Company's business, including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers and the market; the activities of competitors, some of which may have greater financial or other resources than The Company; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; The Company's ability to produce products that are in compliance with the European Standard of "Restriction of Use of Hazardous Substance "RoHS" by mid-2006; the ability of The Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting The Company's business; the continue stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of The Company to manage its growth, including its expansion into China and its integration of the Able operation acquired in July

2005. These and other factors which may affect The Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in The Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and The Company undertakes no obligation to update such statements in light of future events or otherwise.

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

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the three month period ended October 31, 2005.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended October 31, 2005 to $34,893,265 from $24,660,390 for the three month period ended October 31, 2004. Net sales for the six months ended October 31, 2005 increased to $56,205,958 from $46,121,248 for the same period in the prior fiscal year. Sales volume increased for the three and six month periods ended October 31, 2005 as compared to the same periods in the prior year in the appliance, fitness, industrial electronics, life sciences and semiconductor marketplaces. Volume increases in the appliance and fitness marketplaces were partially offset by price reductions for the three and six month periods ended October 31, 2005. The increase in the industrial electronics and life sciences industries is due to sales to new customers and the result of the July 14, 2005 acquisition of Able. Able's long-term relationship with its customer base has given the Company presence in new marketplaces and has diversified its customer base.

Gross profit decreased during the three month period ended October 31, 2005 to $5,018,945 or 14.4% of net sales, compared to $5,019,753 or 20.4% of net sales for the same period in the prior fiscal year. Gross profit decreased for the six month period ended October 31, 2005 to $7,560,630 or 13.5% of net sales, compared to $ 9,362,761 or 20.3% of net sales for the same period in the prior fiscal year. The decrease in the Company's gross margin for the three and six month periods is the result of pricing pressures within the EMS industry, an increase in manufacturing supplies and component pricing. There can be no assurance that sales levels or gross margins will not continue to decrease in future quarters.

Selling and administrative expenses decreased to $2,946,861 or 8.4% of net sales for the three month period ended October 31, 2005 compared to $2,949,772 or 12% of net sales in the same period last year. Selling and administrative expenses decreased to $5,083,142 or 9% of net sales for the six month period ended October 31, 2005 compared to $5,661,847 or 12.3% of net sales in the same period last year. The decrease is primarily due to a reduction in bonus expense, which was partially offset by an increase in selling expenses.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2005 was $365,316 compared to $53,630 for the same period in the prior year. Interest expense increased to $499,830 for the six month period ended October 31, 2005 as compared to $120,313 for the same period in the prior year. This change was attributable to the Company's significant increased borrowings under its revolving credit facility to finance the acquisition of Able, increased capital lease obligations and higher interest rates.

The effective tax from continuing operations rate for the three and six month periods ended October 31, 2005 was 29.8% and 31.2% respectively. The effective tax rate for the comparable periods in fiscal 2005 was 39.8% and 38.5% for the three and six month periods ended, respectively. The effective tax rate in fiscal 2006 has decreased compared to prior periods due to income earned in China. The Company plans to initiate a transfer pricing study by April 30, 2006 to determine the amount of profits taxed in China as compared to profits taxed in the U.S. The Company is currently using an estimate.

Net income decreased to $1,221,332 for the three month period ended October 31, 2005 compared to $1,309,177 for the same period in the prior year. Basic and dilutive earnings per share for the second fiscal quarter of 2006 were $0.33 and $0.29, respectively, compared to basic and dilutive earnings per share of $0.35 and $0.34, respectively, for the same period in the prior year. For the six months ended October 31, 2005, the Company recorded net income of $1,386,399 compared to $2,346,147 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the three and six month periods ended October 31, 2005 were $0.38 and $0.34, respectively, compared to basic and dilutive earnings per share of $0.63 and $0.61, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow provided by operating activities was $35,678 compared to cash used in operating activities of $1,533,468 in the comparable period of the prior year. During the first six months of fiscal 2006 cash provided by operating activities was the result of net income, the non-cash effect of depreciation and amortization and an increase in trade payables, which was partially offset by an increase in inventories. Inventories increased primarily due to the Able acquisition, the start up of new product programs, safety stock requirements and growth of the Company's China location.

STRATEGIC TRANSACTIONS:

On July 14, 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving

Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers has diversified the Company's customer base and expanded the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus the assumption of approximately $3,800,000 in debt and was recorded as a stock purchase transaction in the first quarter of fiscal 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,540,000 in goodwill. The purchase price allocation of certain acquired tangible and intangible assets related to the purchase of Able in accordance with the SFAS No. 141 was recorded in the second quarter ended October 31, 2005. As a result of the transaction $2,770,000 in intangible assets were recorded, including non-competition agreements, internally developed software, backlog and customer relationships. The intangible assets will be amortized over periods ranging from six months to eight years.

Assuming the purchase was recorded as of the first period reported, May 1, 2004, unaudited revenues would have been $32,114,197 and $61,972,513 for the three month and six month periods ended October 31, 2004, respectively. Unaudited pro-forma net income would have been $1,626,690 and 2,795,945 for the three and six month periods ended October 31, 2004. The unaudited pro-forma dilutive earnings per share would have been $0.42 and $0.73 for the three and six month periods ended October 31, 2004, respectively.

As part of the Able purchase an escrow account for contingent consideration was established for potential uncollectible receivables in the amount of approximately $415,000. As cash payments for the receivable are received by the Company the payments will be reflected in future periods as an adjustment to the purchase price.

During the quarter ended October 31, 2005, the Company focused on the assimilation of Able Electronics into its operations. Effective November 1, 2005, Able Electronics was legally merged into the Company and became a division. AbleMex S.A. de C.V. remains a wholly-owned subsidiary of the Company operating in Tijuana, Mexico. The Company plans to combine its operation in Fremont into the Hayward operation by the end of fiscal 2006. The Company expects the consolidation of these two entities will bring improved operating efficiencies.

The result of the Able Electronics acquisition has not generated positive bottom line results to date. The Company remains optimistic and excited about the opportunities. The Company expects revenues from the Able operations will continue to grow, enhanced by the Company's international footprint. The Company has experienced some incremental business opportunities from Able's existing customer base and expects to see the full benefit from this acquisition in fiscal 2007.

On June 3, 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and certain other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $351,000 on discontinued operations for the Las Vegas operation for the period ended July 31, 2005. The loss included $170,000 in reserves for potential inventory obsolescence on remaining inventory balances and warranty claims. The Company continues to be obligated until October 31, 2009 under the primary lease agreement for the Las Vegas facility and subleases the facility in part to Grand Products, Inc., the buyer of the Company's Las Vegas operation and in part to an unrelated third party.

The Company expects its strategic transaction, the sale of our Las Vegas operation and the acquisition of Able, will be critically important to the Company's future. In particular, the Able acquisition directly achieves the Company's strategic goals of diversifying our markets served, diversifying our customer base and expanding the range of services it offers.

FINANCING TRANSACTIONS:

The Company entered into an Amended Loan and Security Agreement in July 2005, which provides for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of: (i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and includes certain financial covenants. The Amended Loan and Security Agreement also provides a four year term loan in the amount of $3,000,000. Interest on the term loan accrues at 5.75% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due in years two through four.

In September 2005 the Company further amended the above described credit facility to increase the revolving credit facility from $17,000,000 to $22,000,000. The amended revolving credit facility is limited to the lesser of:
(i) $22,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $11,000,000 or varying percentages of the inventory base.

At October 31, 2005 the Company was in compliance with its financial covenants and had borrowings of $13,619,118 outstanding under this line of credit and a term note of $3,000,000 outstanding.

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

SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The interest rate under the agreement is 5.76% and at October 31, 2005 SigmaTron China had $490,833 outstanding under the line of credit.

The line of credit is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property.

During fiscal 2006, the Company has made machinery and equipment purchases of approximately $1,080,000. The Company has executed three to five year capital lease agreements to finance the majority of the purchases. The machinery and equipment purchases are necessary to assist with capacity constraints at certain operations and the Company's lead-free manufacturing program. Effective mid calendar 2006 the Company's customers that provide products to the European Union must be in compliance with the European Standard RoHS for all of their products that ship to the European marketplace. Many of the Company's customers are requesting that the Company have RoHS manufacturing capabilities in order to support their European sales. The Company expects to make additional machinery and equipment purchases in the third and fourth quarter of fiscal 2006.

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

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal 2006 the Company paid approximately $4,500,000 to its subsidiaries for services provided.

In May 2002, the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At October 31, 2005, approximately $1,010,000 was outstanding in connection with the financing of that facility.

The impact of inflation for the past three fiscal years has been minimal.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

The following table summarizes the Company's contractual obligations at October 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Payment Obligations

                                                  Total      4/30/06     4/30/08      4/30/10
                                               ----------   --------   ----------   ----------
Notes Payable, including current maturities    $4,265,100   $244,011   $1,032,717   $2,988,372
Capital Leases, including current maturities    3,453,872    577,079    1,904,412      972,381
                                               ----------   --------   ----------   ----------
Total contractual cash obligations             $7,718,972   $821,090   $2,937,129   $3,960,753
                                               ==========   ========   ==========   ==========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates is due to primarily to its short-term investments and borrowings under its credit agreements. As of October 31, 2005 the Company had no short-term investments and approximately $17,100,000 in borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

On December 10, 2005, prior to the Company's issuance of financial results as of October 31, 2005, the Company's independent accountants, Grant Thornton LLP ("Grant Thornton"), provided notice to the members of the Company's audit committee and management team that it had uncovered a control deficiency with respect to the Company's recording of deferred tax liability in connection with the valuation of intangible assets of Able. This deficiency did not result in a restatement of any previously issued financial statements, and does not reduce the fairness or reliability of the Company's financial statements issued in the prior or current periods. Grant Thornton has advised the Company that it believes that this deficiency constitutes a material weakness in the Company's financial reporting controls. In order to remedy this weakness, the Company's intends to engage an additional public accounting firm to provide advice to management on reporting issues from time to time. The Company expects this additional accounting firm to participate in the preparation of the Company's third quarter 2006 financial statements before they are reviewed by the Company's outside auditors.

(b)  Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2005, the Company held its 2005 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of
(i) electing three Class III directors to hold office until the 2008 Annual Meeting of Stockholders and (ii) ratifying the selection of Grant Thornton LLP as independent auditors of the Company. Each holder of common stock is entitled to one vote for each share held on the record date.

The following persons were elected as directors to hold office until the 2008 Annual Meeting of Stockholders: Gary R. Fairhead, Franklin D. Sove and Dilip S. Vyas. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

    Nominee           For      Against   Abstain
    -------        ---------   -------   -------
Gary R. Fairhead   3,638,656    13,408      0
Franklin D. Sove   3,637,356    14,708      0
 Dilip S. Vyas     3,207,282   444,782      0

The following persons are directors of the Company whose current term extends beyond the 2005 Annual Meeting of Stockholders: Thomas W. Rieck, William L. McClelland, John P. Chen and Carl Zemenick. There was no solicitation in opposition to management's nominees for directors.

The stockholders voted to approve the ratification of the selection of Grant Thornton LLP as independent auditors for the Company for the fiscal year ended April 30, 2006. A total of 3,611,576 shares were cast for such ratification, 38,288 shares were opposed and 2,200 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 10.18 - Tenth Amendment to Loan and Security Agreement between SigmaTron International, Inc and LaSalle Bank National Association, dated July 14, 2005, filed as Exhibit 10.18.

     Exhibit 10.19 - Eleventh Amendment to Loan and Security Agreement between SigmaTron International, Inc and LaSalle Bank National Association, dated September 12, 2005, filed as Exhibit 10.19.

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

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                    December 15, 2005
-------------------------------------   Date
Gary R. Fairhead
President and CEO
(Principal Executive Officer)


/s/ Linda K. Blake                      December 15, 2005
-------------------------------------   Date
Linda K. Blake
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)