Form 10-Q
period 2006-01-31
SIGMATRON INTERNATIONAL INC
filed 2006-03-15
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2006

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



Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated [X].

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

On March 13, 2006 there were 3,755,420 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

PART 1.         FINANCIAL INFORMATION:                                           Page No.
                                                                                 --------
     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets - January 31, 2006
                and April 30, 2005                                                   3

                Condensed Consolidated Statements of Operations -
                Three and Nine Months Ended January 31, 2006 and 2005                4
                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended January 31, 2006 and 2005                          5

                Notes to Condensed Consolidated Financial Statements                 6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                           11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk          17

     Item 4.    Controls and Procedures                                             17


PART II.        OTHER INFORMATION

     Item 6.    Exhibits                                                            18


                          SIGMATRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                                    Unaudited


                                                                           JANUARY 31,    April 30,
                                                                              2006          2005
                                                                           -----------   -----------
CURRENT ASSETS:
  Cash                                                                     $ 2,211,180   $   184,014
  Accounts receivable, less allowance for doubtful
   accounts of $280,917 at January 31, 2006 and $120,000 at
  April 30, 2005, respectively                                              17,385,067    14,275,308
  Inventories, net                                                          29,567,146    21,468,506
  Prepaid and other assets                                                   2,284,117     1,168,366
  Deferred income taxes                                                      1,170,397       429,528
  Other receivables                                                            303,042       183,666
                                                                           -----------   -----------

  Total current assets                                                      52,920,949    37,709,388

  Property, machinery and equipment, net                                    28,069,851    26,689,940

  Intangible assets                                                          2,269,945            --
  Other assets                                                               1,959,908     1,386,770
  Goodwill                                                                   9,298,945       756,959
                                                                           -----------   -----------
  Total long-term assets                                                    13,528,798     2,143,729
                                                                           -----------   -----------

  Total assets                                                             $94,519,598   $66,543,057
                                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                   $10,238,574   $ 7,395,111
  Accrued expenses                                                           1,908,024     2,269,703
  Accrued payroll                                                            1,659,608     1,675,788
  Income taxes payable                                                         506,465       407,710
  Notes payable - buildings                                                    430,000       430,000
  Notes payable - other                                                             --       300,000
  Capital lease obligations                                                  1,481,284       637,766
                                                                           -----------   -----------

  Total current liabilities                                                 16,223,955    13,116,078

  Notes payable - banks                                                     21,022,660       512,958
  Notes payable -buildings, less current portion                             3,713,766     4,073,828
  Capital lease obligations, less current portion                            3,115,299     1,239,190
  Deferred income taxes                                                      2,847,249     1,668,909
                                                                           -----------   -----------

Total liabilities                                                           46,922,929    20,610,963

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                                         --            --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 3,755,420 and 3,752,054 shares issued                           37,554        37,554
    and outstanding at January 31, 2006 and April 30, 2005,
    respectively
  Capital in excess of par value                                            19,087,020    19,087,020
  Retained earnings                                                         28,472,095    26,807,520
                                                                           -----------   -----------

Total stockholders' equity                                                  47,596,669    45,932,094
                                                                           -----------   -----------

Total liabilities and stockholders' equity                                 $94,519,598   $66,543,057
                                                                           ===========   ===========

See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements Of Operations
                               Unaudited


                                                          THREE MONTHS        Three Months         NINE MONTHS        Nine Months
                                                             ENDED               Ended               ENDED               Ended
                                                        JANUARY 31, 2006    January 31, 2005    January 31, 2006    January 31, 2005
                                                        ----------------    ----------------    ----------------   -----------------
Net sales                                                 $ 34,061,657        $ 25,085,493        $ 90,267,615         $ 71,206,740
Cost of products sold                                       30,381,859          20,528,342          79,027,187           57,286,829
                                                          ------------        ------------        ------------         ------------

Gross profit                                                 3,679,798           4,557,151          11,240,428           13,919,911

Selling and administrative expenses                          2,886,874           2,788,060           7,970,016            8,553,938
                                                          ------------        ------------        ------------         ------------

Operating income                                               792,924           1,769,091           3,270,412            5,365,973

Miscellaneous - (income) expense                               (80,927)           (444,074)           (157,907)            (548,105)
Interest expense -  Banks and capital lease obligations        435,888              82,533             935,718              202,846
                                                          ------------        ------------        ------------         ------------
Total other                                                    354,961            (361,541)            777,811             (345,259)

Income from continuing operations before income tax            437,963           2,130,632           2,492,601            5,711,232

Income tax expense                                             150,628             830,909             791,575            2,209,171
                                                          ------------        ------------        ------------         ------------

Income from continuing operations                              287,335           1,299,723           1,701,026            3,502,061

Discontinued operations
     Gain on sale of Las Vegas operation                            --                  --            (310,731)                  --
     (Loss) income from operations of discontinued
     Las Vegas location                                        (15,014)            225,605             370,486              681,576

Income (benefit) tax expense                                    (5,855)             87,986             (23,304)             265,815
                                                          ------------        ------------        ------------         ------------

(Loss) income on discontinued operation                         (9,159)            137,619             (36,451)             415,761
                                                          ------------        ------------        ------------         ------------

Net income                                                $    278,176        $  1,437,342        $  1,664,575         $  3,917,822
                                                          ============        ============        ============         ============

Net income per common share - Basic                       $       0.08        $       0.38        $       0.45         $       1.04
                                                          ============        ============        ============         ============

Net  income per common share - Assuming dilution          $       0.07        $       0.38        $       0.40         $       1.02
                                                          ============        ============        ============         ============

Weighted average shares of common stock outstanding
Basic                                                        3,755,420           3,752,054           3,755,420            3,751,707
                                                          ============        ============        ============         ============

Diluted                                                      4,192,229           3,822,157           4,117,358            3,832,121
                                                          ============        ============        ============         ============


See accompanying notes.

                          SIGMATRON INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited


                                                                                   NINE MONTHS       Nine Months
                                                                                      ENDED             Ended
                                                                                   JANUARY 31,       January 31,
                                                                                       2006             2005
                                                                                  --------------   --------------
OPERATING ACTIVITIES:
Net income                                                                         $  1,664,575    $  3,917,822

Adjustments to reconcile net income
 to net cash provided by operating activities:
                     Depreciation and amortization                                    3,218,763       2,404,584
                     Provision for inventory                                            160,000              --
                     Provision for doubtful accounts                                     10,000
                     Gain of sale of discontinued operations                           (310,731)             --
                     SMTU impairment                                                         --        (145,842)
Changes in operating assets and liabilities:
                     Accounts receivable                                                 90,091      (2,293,497)
                     Inventories                                                     (4,208,925)     (6,426,867)
                     Prepaid expenses and other assets                               (1,012,299)        186,722
                     Refundable taxes                                                        --         275,583
                     Trade accounts payable                                            (475,014)        160,214
                     Income taxes payable                                                98,755       2,262,583
                     Tax benefit of option exercise                                          --           2,042
                     Deferred taxes                                                    (183,273)         (9,563)
                     Accrued expenses                                                  (808,739)         58,991
                                                                                   ------------    ------------

                   Net cash (used in) provided by  operating activities              (1,756,797)        392,772

INVESTING ACTIVITIES:
                   Acquisition of Able, net of cash acquired                        (16,771,755)             --
                   Purchase of SMTU interest                                                 --      (1,338,858)
                   Purchases of machinery and equipment                              (2,781,631)     (2,024,949)
                   Proceeds from sale of Las Vegas operation                          1,705,695              --
                   Net cash used in investing activities                            (17,847,691)     (3,363,807)


FINANCING ACTIVITIES:
                   Proceeds from exercise of options                                         --           4,389
                   Minority interest                                                         --        (854,300)
                   Payments under building notes payable                               (360,062)       (344,890)
                   Payments under capital lease obligations                            (938,401)       (564,736)
                   Proceeds under capital lease obligations                           2,720,415       1,729,073
                   Payments from other notes payable                                   (300,000)       (665,000)
                   Net borrowings (payments) under  line of credit                   20,509,702      (1,118,514)
                                                                                   ------------    ------------

                   Net cash provided by (used in ) financing activities              21,631,654      (1,813,978)
                                                                                   ------------    ------------

                   Change in cash                                                     2,027,166      (4,785,013)

                   Cash at beginning of period                                          184,014       5,145,814
                                                                                   ------------    ------------

                   Cash at end of period                                           $  2,211,180    $    360,801
                                                                                   ============    ============

                   Supplementary disclosures of cash flow information
                      Cash paid for interest                                       $    886,652    $    307,666
                      Cash paid for income taxes, net of (refunds)                      796,827        (223,379)

                   Non cash investing activities as reported for the nine months ended January 31, 2005:
                      Acquisition of SMTU         $  2,620,353
                     Cash paid for acquisition      (1,350,353)
                                                  ------------
                     Notes issued for acquisition    1,270,000

                   Forgiveness of subordinated debenture                              1,050,000
                   Forgiveness of accrued interest payable                              525,000
                   Reduction of long lived assets from purchase of SMTU                 306,236
                   Goodwill created                                                     719,040

                   See accompanying notes

                          SigmaTron International, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. ("SigmaTron"), its wholly owned subsidiaries Standard Components de Mexico S.A., Able Electronics Corporation ("Able"), acquired in July 2005 and ABLEMEX, S.A. DE C.V., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                January 31,               April 30,
                                    2006                     2005
                               -------------             ------------
Finished products              $  8,441,827              $  7,205,332

Work-in-process                   2,639,070                 1,007,594
Raw materials                    18,486,249                13,255,580
                               ------------              ------------
                               $ 29,567,146              $ 21,468,506
                               ============              ============



NOTE C - STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units to employees. As of January 31, 2006 there were no restricted shares or restricted stock units issued. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of

SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.


                                    Three Months Ended             Nine Months Ended
                                 January 31,   January 31,    January 31,    January 31,
                                    2006           2005          2006           2005
                                -----------    -----------    -----------    -----------
Net Income, as reported         $   278,176    $ 1,437,342    $ 1,664,575    $ 3,917,822
                                -----------    -----------    -----------    -----------

Deduct:  total stock-based
   employee compensation
   expense determined under
   fair based method for
   awards granted, modified,
   or settled, net of related
   tax effects                     (291,206)      (100,116)      (873,617)      (300,348)
                                -----------    -----------    -----------    -----------

Pro forma net income            $   (13,030)   $ 1,337,226    $   790,958    $ 3,617,474
                                ===========    ===========    ===========    ===========


                                     Three Months Ended              Nine Months Ended
                                 January 31,    January 31,    January 31,      January 31,
                                    2006           2005            2006            2005
                                ------------   ------------   ------------    --------------
Earnings per share
Basic - as reported             $       .08    $       .38    $       .45        $     1.04
Basic - pro forma                      (.01)           .36            .21               .96

Diluted - as reported                   .07            .38            .40              1.02
Diluted - pro forma                    (.01)           .35            .19               .94
                                ===========    ===========    ===========       ===========


Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for periods presented are excluded from the calculation of diluted income because their inclusion would be anti-dilutive. For the three month period ended January 31, 2006, 3,100 options were anti-dilutive and not included in the diluted income per share calculations.

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

Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing service business are recognized when the product is shipped to the customer. In general, it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customer specifications. Historically, the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

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

Goodwill and Other Intangibles - The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company adopted on June 1, 2001 SFAS No. 141 "Business Combinations". Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. The Company recorded the purchase price allocation of the Able acquisition in its second fiscal quarter of 2006.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). The Company is required to adopt SFAS 123(R) on May 1, 2006. SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized in financial statements as an expense over the period during which an employee is required to provide service. To date, the Company has not determined the impact of SFAS123(R) on the Company.

On December 21, 2004, the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 109-I, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" was issued. FSP FAS 109-I clarifies that this tax deduction must be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. The impact on the Company has not been material.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act provides a deduction from income from qualified domestic production activities, which will be phased in from 2005 through 2010. In addition, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income ("ETI") exclusion tax benefit for foreign sales which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union ("EU") believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company anticipates the impact will not be material.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. Based on the Company's analysis of the repatriation provision of the Act, although not yet finalized, it is unlikely that the Company had any foreign earnings to repatriate, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The Company does not believe the impact of the Act will be material.

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

On June 1, 2005, the FASB issues Statement No. 154, Accounting changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS
154). The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company has adopted SFAS 154 at December 31, 2005 and does not anticipate any material change to our operating results as a result of this adoption.

In July, 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward, California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment

Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers has diversified the Company's customer base and expanded the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus the assumption of approximately $3,800,000 in debt and was recorded as a stock purchase transaction in the first quarter of fiscal 2006. The transaction was financed by the Company's amended credit facility. The transaction resulted in an increase of approximately $8,540,000 in goodwill. The purchase price allocation of certain acquired tangible and intangible assets related to the purchase of Able in accordance with the SFAS No. 141 was recorded in the second quarter ended October 31, 2005. As a result $2,770,000 in intangible assets were recorded, including non-competition agreements, internally developed software, backlog and customer relationships. The intangible assets will be amortized over periods ranging from six months to eight years.

Assuming the purchase was recorded as of the first period reported, May 1, 2004 unaudited revenues would have been $33,716,650 and $95,689,163 for the three month and nine month periods ended January 31, 2005, respectively. Unaudited pro-forma net income would have been $1,468,829 and $4,264,773 for the three and nine month periods ended January 31, 2005, respectively. The unaudited pro-forma dilutive earnings per share would have been $0.38 and $1.11 for the three and nine month periods ended January 31, 2005, respectively.

As part of the Able purchase an escrow account for contingent consideration was established for potential uncollectible receivables in the amount of approximately $415,000. As cash payments for the receivables are received by the Company the payments will be reflected in future periods as an adjustment to the purchase price.

During the quarter ended October 31, 2005, the Company focused on the assimilation of Able Electronics into its operations. Effective November 1, 2005, Able Electronics was merged into the Company and became a division. AbleMex S.A. de C.V. remains a wholly-owned subsidiary of the Company operating in Tijuana, Mexico. The Company plans to combine its operation in Fremont into the Hayward operation by the end of fiscal 2006. The Company expects the consolidation of these two facilities will bring improved operating efficiencies.

The result of the Able Electronics acquisition has not generated positive bottom line results to date. Management is monitoring the performance of Able and evaluating ways to improve its performance. In the event the performance of Able cannot be enhanced in the next several months the goodwill resulting from the purchase of Able may be subject to impairment losses. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company will test for impairment at the end of its fiscal year, April 30, 2006. The Company remains optimistic and excited about the opportunities. The Company expects revenues from the Able operations will continue to grow, enhanced by the Company's international footprint. The Company has experienced some incremental business opportunities from Able's existing customer base and expects to see the full benefit from this acquisition in fiscal 2007.

On June 3, 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and certain other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $294,000 on discontinued operations for the Las Vegas operation. The loss included $170,000 in reserves for potential inventory obsolescence on remaining inventory balances and warranty claims. The Company continues to be obligated until October 31, 2009 under the primary lease agreement for the Las Vegas facility and subleases the facility in part to Grand Products, Inc., the buyer of the Company's Las Vegas operation and in part to an unrelated third party.

The Company expects its strategic transactions, the sale of our Las Vegas operation and the acquisition of Able, will be critically important to the Company's future. In particular, the Able acquisition directly achieves the Company's strategic goals of increasing and diversifying our markets served, diversifying our customer base and expanding the range of services it offers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: This quarterly statement contains forward-looking statements. Words such as "continue," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; the Company's ability to produce products that are in compliance with the European Standard of "Restriction of Use of Hazardous Substance ("RoHS") by mid-2006; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continue stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth, including its expansion into China and its integration of the Able operation acquired in July 2005. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained therein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW:

The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including: (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China and Taiwan.

As the demand for electronic products has continued to increase the lead-time for many components has increased. Pricing for some components and related commodities has escalated due to the increased demand and the transition to RoHS components and may continue to increase in future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company's results of operations, and the Company may be required to operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company does not enter into purchase agreements with major or single source suppliers. The Company believes that ad-hoc negotiations with its suppliers provides flexibility, given that the Company's orders are based on the needs of its customers, which constantly change.

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

Sales may not be the best indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the nine month period ended January 31, 2006.

In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended January 31, 2006 to $34,061,657 from $25,085,493 for the three month period ended January 31, 2005. Net sales for the nine months ended January 31, 2006 increased to $90,267,615 from $71,206,740 for the same period in the prior fiscal year. Sales volume increased for the three and nine month periods ended January 31, 2006 as compared to the same periods in the prior year in the appliance, fitness, industrial electronics, life sciences and semiconductor marketplaces. Volume increases in the appliance and fitness marketplaces were partially offset by price reductions for the three and nine month periods ended January 31, 2006. The increase in the industrial electronics, life sciences and semiconductor industries is primarily due to sales to new customers as the result of the July 14, 2005 acquisition of Able. Able's long-term relationship with its customer base has given the Company presence in new marketplaces and has diversified its customer base.

Gross profit decreased during the three month period ended January 31, 2006 to $3,679,798, or 10.8% of net sales, compared to $4,557,151, or 18.2% of net sales for the same period in the prior fiscal year. Gross profit decreased for the nine month period ended January 31, 2006 to $11,240,428 or 12.5% of net sales, compared to $13,919,911 or 19.5% of net sales for the same period in the prior fiscal year. The decrease in the Company's gross profit for the three and nine month periods is the result of pricing pressures within the EMS industry, an increase in manufacturing supplies and component pricing and inefficiencies related to the integration of Able operation acquired in July 2005. The Company anticipates the consolidation of its Fremont and Able Hayward locations will be completed by April 30, 2006. The Company believes operation efficiencies will improve at both the Hayward and Tijuana manufacturing facilities within the current fiscal year. There can be no assurance that sales levels or gross profit will not continue to decrease in future quarters.

Selling and administrative expenses increased to $2,886,874 or 8.5% of net sales for the three month period ended January 31, 2006 compared to $2,788,060 or 11.1% of net sales in the same period last year. Selling and administrative expenses decreased to $7,970,016 or 8.8% of net sales for the nine month period ended January 31, 2006 compared to $8,553,938 or 12.0% of net sales in the same period last year. The increase for the three month period ended January 31, 2006 is primarily due to an increase in amortization expense for the intangibles that resulted from the purchase of Able. The decrease in selling and administrative expenses for the nine month period ended January 31, 2006 is due to a reduction in bonus and legal expenses, which is partially off set by an increase in amortization expense and sales salaries.

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2006 was $435,888 compared to $82,533 for the same period in the prior year. Interest expense increased to $935,718 for the nine month period ended January 31, 2006 as compared to $202,846 for the same period in the prior year. This change was attributable to the Company's significant increased borrowings under its revolving credit facility to finance the acquisition of Able, increased capital lease obligations and higher interest rates.

The effective tax rate from continuing operations for the three and nine month periods ended January 31, 2006 was 34.4% and 31.8% respectively. The effective tax rate for the comparable periods in fiscal 2005 was 38.9% and 38.7% for the three and nine month periods ended, respectively. The effective tax rate in fiscal 2006 has decreased compared to prior periods due to income earned in China. The Company is currently using an estimate to calculate the amount of profits generated in China. The Company plans to initiate a transfer pricing study by April 30, 2006 to determine the amount of profits taxed in China as compared to profits taxed in the U.S.

Net income decreased to $278,176 for the three month period ended January 31, 2006 compared to $1,437,342 for the same period in the prior year. Basic and diluted earnings per share for the third fiscal quarter of 2006 were $0.08 and $0.07, respectively, compared to basic and diluted earnings per share of $0.38 for the same period in the prior year. For the nine months ended January 31, 2006, the Company recorded net income of $1,664,575 compared to $3,917,822 for the same period in the prior fiscal year. Basic and diluted earnings per share for the three and nine month periods ended January 31, 2006 were $0.45 and $0.40, respectively, compared to basic and diluted earnings per share of $1.04 and $1.02, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used in operating activities was $1,756,797 compared to cash provided by operating activities of $258,438 in the comparable period of the prior year. During the first nine months of fiscal 2006 cash used in operating activities was the result of a significant increase in inventories due to the Able acquisition, the start up of new product programs, RoHS compliance, safety stock requirements, growth of the Company's China location and increased prepaid expenses. Net cash used in operating activities for the period ended January 31, 2006 was partially offset by net income, the non-cash effect of depreciation and amortization and accrued expenses.

STRATEGIC TRANSACTIONS:

In July, 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward, California, with an additional manufacturing facility located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the test and measurement, medical instruments, telecommunications, computer peripherals, industrial controls and genetic research industries. Able's long-term relationships with its customers has diversified the Company's customer base and expanded the number of industries it serves. The effective date of the transaction was July 1, 2005. The purchase price was $12,800,000 plus the assumption of approximately $3,800,000 in debt and was recorded as a stock purchase transaction in the first quarter of fiscal 2006. The transaction was financed by the Company's amended credit facility. The transaction resulted in an increase of approximately $8,540,000 in goodwill. The purchase price allocation of certain acquired tangible and intangible assets related to the purchase of Able in accordance with the SFAS No. 141 was recorded in the second quarter ended October 31, 2005. As a result $2,770,000 in intangible assets were recorded, including non-competition agreements, internally developed software, backlog and customer relationships. The intangible assets will be amortized over periods ranging from six months to eight years.

Assuming the purchase was recorded as of the first period reported, May 1, 2004 unaudited revenues would have been $33,716,650 and $95,689,163 for the three month and nine month periods ended January 31, 2005, respectively. Unaudited pro-forma net income would have been $1,468,829 and $4,264,773 for the three and nine month periods ended January 31, 2005, respectively. The unaudited pro-forma dilutive earnings per share would have been $0.38 and $1.11 for the three and nine month periods ended January 31, 2005, respectively.

As part of the Able purchase an escrow account for contingent consideration was established for potential uncollectible receivables in the amount of approximately $415,000. As cash payments for the receivables are received by the Company the payments will be reflected in future periods as an adjustment to the purchase price.

During the quarter ended October 31, 2005, the Company focused on the assimilation of Able Electronics into its operations. Effective November 1, 2005, Able Electronics was merged into the

Company and became a division. AbleMex S.A. de C.V. remains a wholly-owned subsidiary of the Company operating in Tijuana, Mexico. The Company plans to combine its operation in Fremont into the Hayward operation by the end of fiscal 2006. The Company expects the consolidation of these two facilities will bring improved operating efficiencies.

The result of the Able Electronics acquisition has not generated positive bottom line results to date. Management is monitoring the performance of Able and evaluating ways to improve its performance. In the event the performance of Able cannot be enhanced in the next several months the goodwill resulting from the purchase of Able may be subject to impairment losses. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company will test for impairment at the end of its fiscal year, April 30, 2006. The Company remains optimistic and excited about the opportunities. The Company expects revenues from the Able operations will continue to grow, enhanced by the Company's international footprint. The Company has experienced some incremental business opportunities from Able's existing customer base and expects to see the full benefit from this acquisition in fiscal 2007.

On June 3, 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and certain other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $294,000 on discontinued operations for the Las Vegas operation. The loss included $170,000 in reserves for potential inventory obsolescence on remaining inventory balances and warranty claims. The Company continues to be obligated until October 31, 2009 under the primary lease agreement for the Las Vegas facility and subleases the facility in part to Grand Products, Inc., the buyer of the Company's Las Vegas operation and in part to an unrelated third party.

The Company expects its strategic transactions, the sale of our Las Vegas operation and the acquisition of Able, will be critically important to the Company's future. In particular, the Able acquisition directly achieves the Company's strategic goals of increasing and diversifying our markets served, diversifying our customer base and expanding the range of services it offers.

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

At January 31, 2006 the Company was in compliance with its financial covenants and had borrowings of $17,159,619 outstanding under this line of credit and a term note of $3,000,000 outstanding.

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

SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The interest rate under the agreement is 5.76% and at January 31, 2006 SigmaTron China had $863,041 outstanding under the line of credit. The line of credit is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property.

During fiscal 2006, the Company has made machinery and equipment purchases of approximately $2,780,000. The Company has executed three to five year capital lease agreements to finance the majority of the purchases. The machinery and equipment purchases are necessary to assist with capacity constraints at certain operations and the Company's lead-free manufacturing program. Effective mid calendar 2006 the Company's customers that provide products to the European Union must be in compliance with the European Standard RoHS for all of their products that ship to the European marketplace. Many of the Company's customers are requesting that the Company have RoHS manufacturing capabilities in order to support their European sales. The Company expects to make additional machinery and equipment purchases in the fourth quarter of fiscal 2006.

The Company anticipates its credit facility, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal 2006. The Company has experienced a decrease in cash availability in recent quarters due to the acquisition of Able and significantly increased inventory levels. In the event the business grows rapidly or the Company pursues an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal 2006, the Company paid approximately $12,040,000 to its subsidiaries for services provided.

In May 2002, the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At January 31, 2006, approximately $933,750 was outstanding in connection with the financing of that facility.

The impact of inflation for the past three fiscal years has been minimal.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

The following table summarizes the Company's contractual obligations at January 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.


Payment Obligations


                                     ------------------------------------------------------------------------
                                        Total          4/30/06        4/30/08        4/30/10         4/30/11
                                     -----------      ---------     ----------      ----------      ---------
Notes Payable, including              $4,143,766      $ 122,677     $1,032,717      $2,988,372      $       0
current maturities

Capital Leases, including              4,596,583        383,752      2,714,723       1,392,618        105,490
current maturities

Total contractual cash                $8,740,349      $ 506,429     $3,747,440      $4,380,990       $105,490
obligations                           ==========      =========     ==========      ==========       ========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates is due to primarily to its short-term investments and borrowings under its credit agreements. As of January 31, 2006 the Company had no short-term investments and approximately $18,125,000 in borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2006.

On December 10, 2005, prior to the Company's issuance of financial results as of October 31, 2005, the Company's independent accountants, Grant Thornton LLP ("Grant Thornton"), provided notice to the members of the Company's audit committee and management team that it had uncovered a control deficiency with respect to the Company's recording of deferred tax liability in connection with the valuation of intangible assets of Able. This deficiency did not result in a restatement of any previously issued financial statements, and does not reduce the fairness or reliability of the Company's financial statements issued in the prior or current periods. Grant Thornton advised the

Company that it believes that this deficiency constitutes a material weakness in the Company's financial reporting controls. In order to remedy this weakness, the Company stated in its Form 10-Q for the quarter ended October 31, 2005 that it intends to engage an additional public accounting firm to provide advice to management on reporting issues from time to time and that the Company expected this additional accounting firm to participate in the preparation of the Company's third quarter 2006 financial statements before they were reviewed by the Company's outside auditors.

In the third quarter of fiscal 2006 the Company reviewed further Grant Thornton LLP's opinion that the Company has a material weakness in its internal financial reporting controls, and the Company's decision to engage an additional public accounting firm to provide advice to management on reporting issues for the third quarter of 2006 financial statements before they are reviewed by the Company's outside auditors. After further review the Company has concluded that the Company did not need to engage an additional public accounting firm to provide advice to management on reporting issues for the Company's third quarter financial statements. The Company will continue to monitor this issue and will from time to time obtain such additional expert review of its financial statements to the extent it believes is appropriate

(b) Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 6. EXHIBITS

(a)     Exhibits:

        Exhibit 10.18 - Tenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 14, 2005, filed as Exhibit 10.18.

        Exhibit 10.19 - Eleventh Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated September 12, 2005, filed as Exhibit 10.19.

        Exhibit 10.20 - Lease Agreement, Number 12, between SigmaTron International, Inc. and General Electric Capital Corporation, dated November 22, 2005, filed as Exhibit 10.20.

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

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                         March 15, 2006
----------------------------------------                     -------------------
Gary R. Fairhead                                             Date
President and CEO
(Principal Executive Officer)


/s/ Linda K. Blake                                           March 15, 2006
----------------------------------------                     -------------------
Linda K. Blake                                               Date
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)