Form 10-K
period 2006-04-30
SIGMATRON INTERNATIONAL INC
filed 2006-07-28
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended April 30, 2006.

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________ to ___________.

                         Commission file number 0-23248

                          SIGMATRON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        36-3918470
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

2201 Landmeier Rd., Elk Grove Village, IL                          60007
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: 847-956-8000

Securities registered pursuant to Section 12(g) of the Act: ___________________

                     Common Stock $0.01 par value per share
                               Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. [ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

 Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Act. [ ] Yes   [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $27,226,795 based on the closing sale price of $7.25 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant's Common Stock, as of July 14, 2006, was 3,786,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2006 annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2006, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I
   ITEM 1.  BUSINESS ......................................................    4
   ITEM 1A. RISK FACTORS ..................................................   10
   ITEM 1B. UNRESOLVED STAFF COMMENTS .....................................   14
   ITEM 2.  PROPERTIES ....................................................   14
   ITEM 3.  LEGAL PROCEEDINGS .............................................   15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   16

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ...........   16
   ITEM 6.  SELECTED FINANCIAL DATA .......................................   17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ..................................   17
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   25
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................   25
   ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE .......................................   25
   ITEM 9A. CONTROLS AND PROCEDURES .......................................   25
   ITEM 9B. OTHER INFORMATION .............................................   26

PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............   26
   ITEM 11. EXECUTIVE COMPENSATION ........................................   26
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS ............................   26
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   26
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................   26

PART IV
   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ....................   27

SIGNATURES ................................................................   30

                                     PART 1

ITEM 1. BUSINESS

CAUTIONARY NOTE:

     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan collectively (the "Company") and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. Words such as "continue," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of management of the Company. Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; the Company's ability to continue to produce products that are in compliance with the European Standard of "Restriction of Use of Hazardous Substance ("RoHS") by mid-2006; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continue stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth, including its expansion into China and its integration of the Able Electronics Corporation ("Able") operation acquired in July 2005. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained herein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW

     The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan.

     The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various industries, particularly appliance, consumer electronics, gaming, fitness, industrial electronics, life sciences, semiconductor, telecommunications and automotive.

     During August and September 2004 the Company acquired all the interests of the outside investors in its affiliate, SMT Unlimited L.P. ("SMTU"), and the general partner of SMTU, SMT Unlimited, Inc. On October 1, 2004, SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company. Prior to the acquisition by the Company, SMTU was consolidated under FASB Interpretation No. 46 ("FIN46R") Consolidation of Variable Interest Entities.

     In July 2005 the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California and its wholly owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company beginning in November 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.

     In June 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 from discontinued operations for the Las Vegas operation for the period ended April 30, 2006.

     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Hayward, California; Acuna and Tijuana, Mexico; and Wujiang, China. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Hayward, California; and Taipei, Taiwan. The Company provides warehousing services in Del Rio, Texas and Huntsville, Alabama.

     The Company is a Delaware corporation which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.

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

     Assembly and Manufacturing. The Company's core business is the assembly of printed circuit boards through the automated and manual insertion of components on to raw printed circuit boards. The Company offers its assembly services using both pin-through-hole ("PTH") and surface mount ("SMT") interconnect technologies at all of its manufacturing locations. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is an advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows original equipment manufacturers ("OEMs") to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and thus, board and system performance.

     The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers as the Company's customers continue to require both PTH and SMT capabilities. The Company is also capable of assembling fine pitch and ball grid array ("BGA") components. BGA is used for more complex circuit boards required to perform at higher speeds.

     Manufacturing and Related Services. The Company offers The Restriction of Use of Hazardous Substances ("RoHS") compliant assembly services in order to comply with the European Union environmental mandate that became effective Mid-2006 and is currently performing RoHS compliant assembly services at each of its manufacturing locations. The Company also provides quick turnaround, turnkey prototype services at all of its locations. In Elk Grove Village, the Company offers touch screen / LCD assembly services in a clean room environment. In Acuna, Mexico, the Company offers parylene coating services. In Tijuana, Mexico, the Company offers diagnostic, repair and rework services for power supplies. In all locations, the Company offers box-build services, which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products. Finally, the Company designs and manufactures DC to AC inverters.

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

     Warehousing and Distribution. In response to the needs of select customers, the Company has the ability to provide in-house warehousing, shipping and receiving and customer brokerage services in Del Rio, Texas for goods manufactured or assembled in Acuna, Mexico. The Company also has the ability to provide custom-tailored delivery schedules and services to fulfill the just-in-time inventory needs of its customers.

MARKETS AND CUSTOMERS

     The Company's customers are in the appliance, gaming, industrial electronics, fitness, life sciences, semiconductor, telecommunications, consumer electronics and automotive industries. As of April 30, 2006, the Company had approximately 160 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

                                                                         PERCENT OF NET SALES
                                                                       ------------------------
                                            TYPICAL                    FISCAL   FISCAL   FISCAL
MARKETS                                 OEM APPLICATION                 2004     2005     2006
-------                                 ---------------                ------   ------   ------
Appliances                Household appliance controls                  36.4%    37.1%    37.6%

Fitness                   Treadmills, exercise bikes                    13.4     18.5     20.0

Industrial Electronics    Motor controls, power supplies                13.8     15.6     18.8

Telecommunications        Routers                                       10.9     10.0     11.1

Life Sciences             Clinical diagnostic systems and
                          instruments                                     --       --      5.0

Semiconductor Equipment   Process control and yield management
                          solutions for semiconductor productions         --       --      3.9

Gaming                    Slot machines, lighting displays              17.9     11.6      2.3

Consumer Electronics      Carbon monoxide alarms, sprinkler systems,
                          battery backup sump pumps                      7.1      6.4      1.1

Automotive                Automobile interior lighting                   0.5      0.8      0.2
                                                                        ----     ----     ----
Total                                                                    100%     100%     100%
                                                                        ====     ====     ====

     For the fiscal year ended April 30, 2006, Spitfire Controls, Inc. and Life Fitness accounted for 30.1% and 19.7%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2005, Spitfire Controls, Inc. and Life Fitness accounted for 31.5% and 17.5%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2004, Spitfire Controls, Inc. and Life Fitness accounted for 35.7% and 13.0%, respectively, of the Company's net sales. Although the Company does not have long term contracts with these two customers, the Company expects that as a group these customers will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

SALES AND MARKETING

     The Company markets its services through 11 independent manufacturers' representative organizations that together currently employ approximately 36 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company's senior management are actively involved in sales and marketing efforts and the Company has 5 direct sales employees.

     Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the fiscal year ended April 30, 2006.

     In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings; such fluctuations may continue.

MEXICO AND CHINA OPERATIONS

     The Company's wholly owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968. The Company's wholly owned subsidiary AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town across south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal year 2006 the Company paid approximately $12,040,000 to its subsidiaries for services provided.

     In May 2002 the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2006, approximately $856,000 was outstanding in connection with the financing of that facility.

     The Company's wholly owned foreign enterprise SigmaTron China is located in Wujiang, China. Wujiang is located approximately 15 miles south of Suzhou, China and 60 miles west of Shanghai, China.

     The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years (Footnote K, contingencies). The Company built a manufacturing plant office space and dormitories on this site during 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. SigmaTron China operates at this site as the Company's wholly owned foreign enterprise. At April 30, 2006, this operation had 192 employees.

     SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The interest rate under the agreement is 5.76% and at April 30, 2006, SigmaTron China had $1,237,753 outstanding under the line of credit. The line of credit is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property (Footnote K, contingencies). The loan was paid in full in July 2006.

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

     There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company's business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company's competitors or significant pricing pressures from its customers could adversely affect the Company's business, financial condition, and results of operations, as would the introduction of new technologies which render the Company's manufacturing process technology less competitive or obsolete.

CONSOLIDATION

     The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A. and AbleMex S.A. de C.V., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., LTD. and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch, is the U.S. dollar.

     As a result of consolidation and other transactions involving competitors and other companies in the Company's markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements, financing arrangements or other types of transactions. The Company completed one such transaction in July 2005 with the acquisition of Able. In the future, the Company may choose to enter into other transactions at any time depending on available sources of financing, and such transactions could have a material impact on the Company, its business or operations. Recent transactions are disclosed in Footnote L of the financial statements included with this Annual Report on Form 10-K.

GOVERNMENTAL REGULATIONS

     The Company's operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that the Company's business is operated in material compliance with all such regulations. To date, the cost to the Company of such compliance has not had a material impact on the Company's business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. Further, the Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material impact on the Company's business, financial condition and results of operations. In addition, effective mid-2006 the Company's customers must be in compliance with the European Standard: the "Restriction of Use of Hazardous Substance" directive for all of their products that ship to the European marketplace. The Company has RoHS dedicated manufacturing capabilities at all of its manufacturing operations.

BACKLOG

     The Company's backlog as of April 30, 2006, was approximately $52,875,000. The Company currently expects to ship substantially all of the remaining April 30, 2006, backlog by the end of the 2007 fiscal year. Backlog as of April 30, 2005, totaled approximately $44,000,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.

EMPLOYEES

     The Company employed approximately 2,140 people as of April 30, 2006, including 106 engaged in engineering or engineering related services, 1,805 in manufacturing and 229 in administrative and marketing functions.

     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2006. The Company's Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2007.

     Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANTS

NAME                  AGE                         POSITION
----                  ---                         --------
Gary R. Fairhead       54   President and Chief Executive Officer. Gary R.
                            Fairhead has been the President of the Company since
                            January 1990. Gary R. Fairhead is the brother of
                            Gregory A. Fairhead.

Linda K. Blake         45   Chief Financial Officer, Vice President - Finance,
                            Treasurer and Secretary since February 1994.

Gregory A. Fairhead    50   Executive Vice President - Operations and Assistant
                            Secretary. Gregory A. Fairhead has been Executive
                            Vice President since February 2000 and Assistant
                            Secretary since 1994. Mr. Fairhead was Vice
                            President - Mexican Operations for the Company from
                            February 1990 to February 2000. Gregory A. Fairhead
                            is the brother of Gary R. Fairhead.

John P. Sheehan        45   Vice President - Director of Materials and Assistant
                            Secretary since February 1994.

Daniel P. Camp         57   Vice President - China Operation since 2003, and
                            General Manager/Vice President of Mexican Operations
                            from 1994 to 2003.

Raj B. Upadhyaya       51   Executive Vice President - Hayward / Tijuana since
                            2005. Mr. Upadhyaya was the Executive President of
                            the California operation from 2001 until 2005.

ITEM 1 A. RISK FACTORS

     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operations, industry or financial position or our future financial performance. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its business, operations, industry, financial position and financial performance in the future.

THE COMPANY'S ABILITY TO SECURE AND MAINTAIN SUFFICIENT CREDIT ARRANGEMENTS IS KEY TO ITS CONTINUED OPERATIONS.

     The Company entered into an Amended Loan and Security Agreement in July 2005, which provided for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of:
(i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008, and includes certain financial covenants. The Amended Loan and

Security Agreement also provides a four year term loan in the amount of $3,000,000. Interest on the term loan accrues at 5.75% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due beginning June 30, 2006.

     In September 2005 the Company further amended the above described credit facility to increase the revolving credit facility from $17,000,000 to $22,000,000. The amended revolving credit facility is limited to the lesser of:
(i) $22,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $11,000,000 or varying percentages of the inventory base.

     At April 30, 2006, the Company was in compliance with its financial covenants and had borrowings of $17,924,000 outstanding under this line of credit and a term note of $3,000,000 outstanding.

     SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The interest rate under the agreement is 5.76% and at April 30, 2006, SigmaTron China had $1,237,500 outstanding under the line of credit. The line of credit is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property (Footnote K, contingencies).

     The Company anticipates credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal year 2007. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

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

     -    Market demand and acceptance of our customers' products

     -    Price erosion within the EMS marketplace

     - Capital equipment requirements needed to remain technologically competitive

THE COMPANY'S CUSTOMER BASE IS CONCENTRATED.

     Sales to the Company's five largest customers accounted for 64%, 63% and 68% of net sales for the fiscal years ended April 30, 2006, 2005 and 2004, respectively. Further, the Company's two largest customers accounted for 30.1% and 19.7% of net sales, respectively, for the fiscal year ended April 30, 2006. Significant reduction in sales to any of the Company's major customers or the loss of a major customer could have a material impact on the Company's operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. Although the Company believes its relationships with its large customers are good, the Company generally does not enter into long-term contracts in connection with the sale of its goods and services. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

INABILITY TO MANAGE GROWTH.

     The Company may not effectively manage its growth and successfully integrate the management and operations of its recent Able acquisition. Acquisitions involve significant financial and operating risks that could have a material adverse effect on the Company's results of operations.

DISCLOSURE AND INTERNAL CONTROLS.

     The Company's management, including the CEO and CFO, do not believe that its disclosure controls and internal controls will prevent all errors and all fraud. Controls can provide only reasonable assurance that the procedures will meet the control objectives. The limitations include errors and mistakes can be made, including faulty judgments in decision-making. Further, controls can be circumvented by collusion of two or more people or by management override of controls. Because of the limitations of a cost effective control system, error and fraud may occur and not be detected.

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

THE AVAILABILITY OF RAW COMPONENTS MAY AFFECT THE COMPANY'S OPERATIONS.

     The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers or increases in component cost could have a material impact on the Company's results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.

THE COMPANY IS DEPENDENT ON KEY PERSONNEL.

     The Company depends significantly on its President and Chief Executive Officer, Gary R. Fairhead, and on other executive officers. The loss of the services of any of these key employees could have a material impact on the Company's business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company's EMS business will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company's ability to remain competitive in the future.

FAVORABLE LABOR RELATIONS ARE IMPORTANT TO THE COMPANY.

     The Company currently has labor union contracts with its employees constituting approximately 70% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company's business, substantially increase the Company's costs or otherwise have a material impact on the Company's results of operations.

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

BEING A PUBLIC COMPANY INCREASES THE COMPANY'S ADMINISTRATIVE COSTS.

     The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have increased the company's legal, financial compliance and administrative costs, and made many other activities more time consuming and costly. Specifically, the Company's ability to become compliant with Sarbanes-Oxley Section 404, Internal Control Over Financial Reporting, may be very costly. These new rules and regulations have also made it more difficult for the Company to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its audit committee.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     At April 30, 2006, the Company had manufacturing facilities located in Elk Grove Village, Illinois; Hayward, California and Acuna and Tijuana, Mexico and Wujiang, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Acuna, Mexico; Hayward, California; and Taipei, Taiwan offices and a warehouse facility in Huntsville, Alabama.

     Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

                         SQUARE                                                                  OWNED/
       LOCATION           FEET                          SERVICES OFFERED                         LEASED
       --------         -------   ------------------------------------------------------------   ------
Suzhou-Wujiang, China   147,500   High volume assembly, and testing of PTH and SMT, box-build      *

Hayward, CA             126,000   Assembly and testing of PTH, SMT and BGA, box-build,           Leased
                                  prototyping, warehousing

Elk Grove Village, IL   118,000   Corporate headquarters, assembly and testing of PTH, SMT and    Owned
                                  BGA, box-build, prototyping, warehousing

Acuna, Mexico           115,000   High volume assembly, and testing of PTH and SMT, box-build,    Owned
                                  transformers                                                     **

Las Vegas, NV           38,250    N/A                                                            Leased
                                                                                                   ***

Del Rio, TX             36,000    Warehouse, portion of which is bonded                          Leased

Tijuana, Mexico         26,500    High volume assembly, and testing of PTH and SMT, box-build    Leased

Fremont, CA             24,500    N/A                                                            Leased
                                                                                                  ****

Taipei, Taiwan           2,900    Materials procurement, alternative sourcing assistance and     Leased
                                  quality control

Huntsville, AL            **      Just-in-time inventory management and delivery                  *****

* The Company's Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term (Footnote K, contingencies).

**   A portion of the facility is leased.

*** During fiscal year 2006 the Las Vegas operation was sold. The Company continues to be obligated under the primary lease agreement for the facility and sublets the property to other occupants.

**** In fiscal year 2006 the Fremont operation was consolidated into the Hayward operation. The Company continues to be obligated under the primary lease until December 31, 2006.

***** There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

     The Hayward, California and Tijuana, Mexico properties and a portion of the Del Rio, Texas property are occupied pursuant to leases of the premises. The lease agreements for the Nevada, Texas and California properties expire October 2009, December 2015 and September 2010, respectively. The Alabama space is provided under a service agreement. The Company's manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Mexico, which is leased. The properties in Acuna, Mexico and Illinois are financed under separate mortgage agreements, which mature in November 2008. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities.

     The Company is considering expanding its Tijuana and Acuna manufacturing operations during fiscal 2007. All facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

     On May 25, 2001, Nancy Messina, a former employee of the Company, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, asserting claims of sexual harassment and gender discrimination under Title VII of the Civil Rights Act of 1964 and claims of violation of the Federal Equal Pay Act. In November 2005 the Company and the plaintiff settled the lawsuit upon the Company's payment of a nominal amount to be applied to the plaintiff's legal expenses.

     From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company's business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is traded on the Nasdaq Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the common stock for the periods ended April 30, 2006, and 2005.

                            Common Stock as Reported
                                    by Nasdaq

Period            High      Low
------           ------   ------
Fiscal 2006:
Fourth Quarter   $12.03   $ 8.60
Third Quarter     12.34     6.61
Second Quarter    11.17     6.15
First Quarter     11.96     9.75

Fiscal 2005:
Fourth Quarter   $12.93   $10.70
Third Quarter     14.73    10.83
Second Quarter    11.74     8.52
First Quarter     14.60     8.75

     As of July 14, 2006, there were approximately 65 holders of record of the Company's common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 2,550 beneficial owners of the Company's common stock.

     The Company has not paid cash dividends on its common stock since completing its February 1994 initial public offering and does not intend to pay any dividends in the foreseeable future. So long as any indebtedness remains unpaid under the Company's revolving loan facility (Footnote G), the Company is prohibited from paying or declaring any dividends on any of its capital stock, except stock dividends, without the written consent of the lender under the facility.

ITEM 6. SELECTED FINANCIAL DATA

                                                        Years Ended April 30
                                                (In thousands except per share data)
                                          ------------------------------------------------
                                            2002      2003      2004      2005      *2006
                                          -------   -------   -------   -------   --------
Net Sales                                 $84,798   $84,342   $84,178   $94,312   $124,786
Income before income tax
   expense (benefit), minority
   interest and discontinued operations       745     6,432     8,446     8,150      2,862

Net Income from continuing
   operations                                 315     4,063     4,934     4,840      1,926

Net Income (loss) from discontinued
   operation                                1,227     1,651       467      (141)       (44)

Net Income                                  1,542     5,714     5,406     4,699      1,882

Earnings (loss) per share-basic
   Continuing operations                     0.11      1.41      1.44      1.29       0.51
   Discontinued operations                   0.43      0.57      0.14     (0.04)     (0.01)
                                          -------   -------   -------   -------   --------
Total                                        0.54      1.98      1.58      1.25       0.50
                                          =======   =======   =======   =======   ========
Earnings (loss) per share-diluted
   Continuing operations                     0.11      1.21      1.39      1.27       0.49
   Discontinued operations                   0.41      0.49      0.14     (0.04)     (0.01)
                                          -------   -------   -------   -------   --------
Total                                        0.52      1.70      1.53      1.23       0.48
                                          =======   =======   =======   =======   ========

Total assets                               51,809    53,400    62,998    66,543     98,940

Long-term debt and capital lease
   obligations (including current
   maturities                              17,514     9,911     7,025     7,194     30,396

* The financial data for 2006 includes the Hayward and Tijuana operation, which were acquired in July 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical financial information, this discussion of the business of the Company and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. Words such as "continue," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of management of the Company. Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; the Company's ability to continue to produce products that are in compliance with the European Standard of "Restriction of Use of Hazardous Substance ("RoHS") by mid-2006; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continue stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth, including its expansion into China and its integration of the Able Electronic Corporation ("Able") operation acquired in July 2005. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors contained herein and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

OVERVIEW

     The Company operates in one business segment as an independent provider of EMS, which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the North America, China and Taiwan.

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

     The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have increased the company's legal expenses, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These new rules and regulations have also made it more difficult for the Company to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting, shareholders could lose confidence in the reliability of the Company's financial statements, which could have a material adverse impact on the value of the Company's stock.

     Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the year ended April 30, 2006.

     In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

CRITICAL ACCOUNTING POLICIES

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

     Goodwill and Other Intangibles - The Company adopted on June 1, 2001, SFAS No. 141 "Business Combinations". Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of 2006 the Company completed its annual assessment of impairment regarding the goodwill recorded. That assessment, supported by independent appraisals did not identify any impairment as of April 30, 2006.

NEW ACCOUNTING STANDARDS

     In June 2006 FASB Interpretation 48 "Accounting for Uncertainty in Income Taxes" was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

     This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has not yet determined the impact of FASB Interpretation 48 on its financial statements.

     On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principles. The Company adopted SFAS 154 at December 31, 2005, there is no material change to the Company's operating results as a result of this adoption.

     In December 2004 the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). The Company adopted SFAS 123(R) on May 1, 2006. SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized in financial statements as an expense over the period during which an employee is required to provide service. The Company has determined that the adoption SFAS 123(R) will not have a significant impact on its financial position, results of operations, EPS and cash flows. However, SFAS 123(R) could have a material impact on the Company's results of operation if additional options are granted.

     On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("Act")," was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. Based on the Company's analysis of the repatriation provision of the Act, although not yet finalized, it is unlikely that the Company had any foreign earnings to repatriate, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The impact on the Company has not been material.

     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Charter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." The statement also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of May 1, 2006, for the Company) and are to be applied prospectively. The Company does not believe the impact will be material.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act provides a deduction from income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income ("ETI") exclusion tax benefit for foreign sales which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union ("EU") believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company has not been material.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 2006 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2005

     Net sales increased 32.3% to $124,786,476 in fiscal year 2006 from $94,312,573 in the prior year. The Company's sales increased in the industrial electronics, fitness, life sciences, semiconductor and appliance marketplaces during fiscal year 2006 as compared to the prior year. The increase in sales volume in the appliance and fitness industries was partially offset by price reductions to customers. The Company anticipates pricing pressures from customers will continue in fiscal year 2007. The increase in the industrial electronics, life sciences and semiconductor industries is primarily due to sales to new customers as the results of acquisition of Able. The acquisition of Able has allowed the Company to make strides towards achieving four objectives:
(1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services.

     The Company's sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order terminations, the life cycle of customer products and product transition. There can be no assurance that sales levels or gross margins will remain stable in future periods. Sales to the Company's five largest customers accounted for 64% and 63% of net sales for fiscal years 2006 and 2005, respectively.

     Gross profit decreased to $14,800,099 or 11.9% of net sales in fiscal year 2006 compared to $17,958,154 or 19.0% of net sales in the prior period. The decrease in the Company's gross profit is the result of pricing pressures within the EMS industry, an increase in manufacturing supplies and component pricing and inefficiencies related to the integration of the Able operation acquired in July 2005. The consolidation of the Fremont and Able Hayward locations was completed in March 2006. The Company believes operational efficiencies will improve at both the Hayward and Tijuana manufacturing facilities during fiscal year 2007. In addition, the Company is currently expanding its Tijuana manufacturing operation and will transfer specific production from Hayward to Tijuana. The Company believes this realignment of production will assist in increasing the operating margins for the Hayward and Tijuana operations.

     Selling and administrative expenses increased in fiscal year 2006 to $10,925,646 or 8.8% of net sales compared to $10,076,082 or 10.6% of net sales in fiscal year 2005. The increase is primarily due to additional personnel in the sales department and increased insurance costs incurred in conjunction with the acquisition of Able. The increase in selling and administrative expenses is partially offset by a $1,053,000 reduction in bonus expense. The Company anticipates it will incur additional professional fees related to Sarbanes-Oxley, specifically Section 404, Internal Control Over Financial Reporting.

     Interest expense increased to $1,421,455 in fiscal year 2006 compared to $283,137 in fiscal year 2005. The interest expense increased due to significant increased borrowings under the Company's lines of credit, primarily due to the Able acquisition, additional capital leases for machinery and equipment and rising interest rates. Interest expense for fiscal year 2007 is expected to be comparable to the amount of interest expense recorded in fiscal year 2006 or possibly higher.

     In fiscal year 2006 tax expense from continuing operations was $935,589 which resulted in an effective rate of 32.7% compared to $3,173,635 in income tax expense and an effective rate of 38.9% in fiscal year 2005. The effective tax rate in fiscal year 2006 has decreased compared to prior periods due to income earned in China. The Company has tax incentives related to its wholly owned foreign enterprise in China. The Company is currently using an estimate to calculate the amount of profits for tax purposes generated in China.

     In June 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006.

     The following amounts related to the discontinued operation and have been segregated from continuing operations and reflected as discontinued operations in each periods consolidated statement of income (in thousands):

                                                2006     2005      2004
                                                ----    ------    ------
Sales                                            522    11,764    16,316
Income (loss) before tax expense (benefit)      (383)     (234)      773
Net Income (loss) from discontinued operation    355      (142)      467
Gain on sale of business                         311        --        --
Net income (loss) from discontinued operation    (44)     (142)      467

     Net income decreased to $1,882,132 in fiscal year 2006 compared to $4,698,799 in fiscal year 2005. Diluted earnings per share for the year ended April 30, 2006, was $0.48 compared to $1.23 in fiscal year 2005. Basic earnings per share was $0.50 and $1.25 for the year ended April 30 2006, and 2005, respectively.

FISCAL YEAR ENDED APRIL 30, 2005 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2004

     Net sales increased 12.0% to $94,312,573 in fiscal year 2005 from $84,178,206 in the prior year. The Company's sales increased in the fitness, industrial electronics and appliance marketplaces during fiscal year 2005 as compared to the prior year. The increase in sales volume in the fitness and appliance industries was partially offset by price reductions to customers. The Company anticipates pricing pressures from customers will continue in fiscal year 2006.

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

     Gross profit decreased to $17,958,154 or 19% of net sales in fiscal year 2005 compared to $17,992,982 or 21.4% of net sales in the prior period. The decrease is due to an increase in price concessions, manufacturing costs and component pricing. There can be no assurance gross margins will not decrease in the future.

     Selling and administrative expenses increased in fiscal year 2005 to $10,076,082 or 10.7% of net sales compared to $9,314,600 or 11.1% of net sales in fiscal year 2004. The increase is due to additional personnel in the sales and purchasing departments, advertising expenditures and increased legal fees. The increase in selling and administrative expenses is partially offset by a reduction in bonus expense. The Company anticipates it will incur additional professional fees related to Sarbanes-Oxley, specifically Section 404, Internal Control Over Financial Reporting.

     Interest expense increased to $283,137 in fiscal year 2005 compared to $283,137 in fiscal year 2004. The interest expense increased due to increased borrowings under the Company's lines of credit, additional capital leases for machinery and equipment, interest for notes payable in connection with the acquisition of SMTU and notes payable associated with the purchase of the Company's corporate and manufacturing facility in Elk Grove Village, Illinois.

     In fiscal year 2005 tax expense from continuing operations was $3,173,635 which resulted in an effective rate of 38.9% compared to $3,248,706 in income tax expense and an effective rate of $38.5% in fiscal year 2004.

     Net income decreased to $4,698,799 in fiscal year 2005 compared to $5,405,732 in fiscal year 2004. Diluted earnings per share for the year ended April 30, 2005, was $1.23 compared to $1.53 in fiscal year 2004. Basic earnings per share was $1.25 and $1.58 for the year ended April 30, 2005, and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flow provided by operating activities was $1,997,144 for the year ended April 30, 2006, compared to $1,337,081 for the prior fiscal year. During fiscal year 2006, cash provided by operations was the result of net income, the non-cash effect of depreciation and amortization and an increase in trade accounts payable. Cash provided by operating activities was partially offset by an increase in inventories of approximately $6,092,000. The increase in inventories is primarily attributable to an increase in customer required safety stock and the start up of the Company's China facility.

INVESTING ACTIVITIES.

     In June 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006

     In July 2005 the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California and its wholly owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company beginning in November 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.

     In August 2004 the Company acquired the interest of outside investors in its affiliate SMTU and the general partner of SMTU, SMT Unlimited, Inc., thereby bringing the Company's interest in its affiliate SMTU to approximately 80%. On September 2, 2004, the Company acquired the remaining interests in its affiliate SMTU from its managers. The aggregate price paid for all the interests was $2,814,699. This aggregate price was paid with $1,330,000 in notes with terms of up to 2 years and cash in the amount of $1,338,858 and forgiveness of interest payable. The acquisition was treated as a step acquisition and resulted in goodwill of $756,959. On October 1, 2004, SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming the Fremont division of the Company. In March 2006 the Fremont location was consolidated into the Hayward operation.

     In fiscal year 2006 the Company purchased approximately $6,300,000 in machinery and equipment and it anticipates it will make additional machinery and equipment purchases during fiscal year 2007. The Company executed three to five year capital leases to finance several of the purchases in fiscal year 2006.

FINANCING TRANSACTIONS.

     The Company entered into an Amended Loan and Security Agreement in July 2005, which provided for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of:
(i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and includes certain financial covenants. The Amended Loan and Security Agreement also provides a four year term loan in the amount of $3,000,000. Interest on the term loan accrued at 5.41% to 6.46% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due beginning June 30, 2006. At April 30, 2006, and 2005, $3,000,000 and $0 was
outstanding under the term loan, respectively.

     In September 2005 the Company further amended the above described credit facility to increase the revolving credit facility from $17,000,000 to $22,000,000. The amended revolving credit facility is limited to the lesser of:
(i) $22,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $11,000,000 or varying percentages of the inventory base.

     At April 30, 2006, the Company was in compliance with its financial covenants and had borrowings of $17,924,000 outstanding under this line of credit and a term note of $3,000,000 outstanding. The significant increase under the line of credit and term note was primarily the result of the Able transaction and to fund working capital requirements.

     SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The interest rate under the agreement is 5.76% and at April 30, 2006, SigmaTron China had $1,237,500 outstanding under the line of credit. The line of credit is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property (Footnote K, contingencies). The loan was paid in full in July 2005.

     The Company anticipates credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal year 2007. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal year 2006 the Company paid approximately $12,040,000 to its subsidiaries for services provided.

     In May 2002 the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2006, approximately $856,000 was outstanding in connection with the financing of that facility. Approximately $303,000 was paid under the agreement during fiscal year 2006.

     The impact of inflation for the past three fiscal years has been minimal.

OFF-BALANCE SHEET TRANSACTIONS:

The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

     The following table summarizes the Company's contractual obligations at April 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Payment Obligations

                                         Less than                            After 5
                               Total       1 Year     1-3 Years   3-5 Years    Years
                            ----------   ---------   ----------   ---------   -------
Notes Payable, including
   current maturities        4,521,049     724,704    3,796,345          0       0
Capital Leases, including
   current maturities        4,745,743   1,681,459    2,955,774    108,510       0
Operating leases             6,370,006   1,673,339    4,230,432    466,235       0
Bank debt                   22,597,306   2,235,477   20,361,829          0       0
                            ----------   ---------   ----------    -------     ---
Total contractual cash
   obligations              38,234,104   6,314,979   31,344,380    574,745       0
                            ==========   =========   ==========    =======     ===

Maturities for notes payable and bank debt include estimated interest payments based on prevailing interest rates at April 30, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would result in interest expense increasing by approximately $222,000 for the year ended April 30, 2006. As of April 30, 2006, the Company had no short-term investments and approximately $22,162,000 borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in Item 15(a) of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2006.

     There has been no change in our internal control over financial reporting during the quarter ended April 30, 2006, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2006.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2006.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.2     Amended and Restated By-laws of the Company, adopted on September 24,
        1999, filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended April 30, 2000, and hereby incorporated by reference.

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

10.5    Loan and Security Agreement between SigmaTron International, Inc. and
        LaSalle National Bank dated August 25, 1999, filed as Exhibit 10.26 to the Company's Form 10-Q for the quarter ended October 31, 1999, and hereby incorporated by reference.

10.6    Lease Agreement # 00-190 between SigmaTron International, Inc. and
        International Financial Services dated July 18, 2000, filed as Exhibit
        10.27 to the Company's Form 10-Q for the quarter ended October 31, 2000, and hereby incorporated by reference.

10.7    Lease Agreement # 00-280 between SigmaTron International, Inc. and
        International Financial Services dated December 12, 2000, filed as
        Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended April
        30, 2001, and hereby incorporated by reference.

10.8    Mortgage and Security Agreement between SigmaTron International, Inc.
        and LaSalle Bank National Association, dated November 17, 2003, filed as
        Exhibit 10.19 to the Company's Form 10-Q for the quarter ended October
        31, 2003, and hereby incorporated by reference.

10.9    Mortgage Note between SigmaTron International, Inc. and LaSalle Bank
        National Association, dated November 17, 2003, filed as Exhibit 10.20 to the Company's Form 10-Q for the quarter ended October 31, 2003, and hereby incorporated by reference.

10.10 2004 Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix C to the Company's 2004 Proxy Statement filed on August 16, 2004. *

10.11 2004 Employee Stock Option Plan and hereby incorporated by reference - filed as Appendix B to the Company's 2004 Proxy Statement filed on August 16, 2004. *

10.12   Change in Control Plan dated May 30, 2002, filed as Exhibit 10.15 to the
        Company's Form 10-K for the fiscal year ended April 30, 2005, and hereby incorporated by reference.

10.13   Stock Purchase Agreement, dated the 14th day of July 2005, between
        SigmaTron International, Inc. and Able Electronics Corporation, filed as
        Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended April
        30, 2005, and hereby incorporated by reference.

10.14   Tenth Amendment to Loan and Security Agreement between SigmaTron
        International, Inc. and LaSalle Bank National Association, dated July
        14, 2005, filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended October 31, 2005, and hereby incorporated by reference.

10.15   Eleventh Amendment to Loan and Security Agreement between SigmaTron
        International, Inc. and LaSalle Bank National Association, dated
        September 12, 2005, filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter Ended October 31, 2005, and hereby incorporated by reference.

10.16   Lease Agreement, Number 12, between SigmaTron International, Inc. and
        General Electric Capital Corporation, dated November 22, 2005, filed as
        Exhibit 10.20 to the Company's Form 10-Q for the quarter ended January
        31, 2006, and hereby incorporated by reference.

16.1 Letter regarding change in certifying accountant dated March 15, 2006, filed as Exhibit 16.1 to the Company's current report on Form 8-K on March 15, 2006, and hereby incorporated by reference.

21.1    Subsidiaries of the Registrant.

23.1    Consent of BDO Seidman, LLP.

23.2    Consent of Grant Thornton LLP.

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

                                        SIGMATRON INTERNATIONAL, INC.


                                        By: /s/ Gary R. Fairhead
                                            ------------------------------------
                                            Gary R. Fairhead, President
                                            and Chief Executive Officer

                                        Dated: July 27, 2006

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of SigmaTron International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Gary R. Fairhead and Linda K. Blake, and each of them, each of their true and lawful attorneys-in fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.

         Signature                                  Title                             Date
         ---------                                  -----                             ----


/s/ Franklin D. Sove          Chairman of the Board of Directors                 July 27, 2006
---------------------------
Franklin D. Sove


/s/ Gary R. Fairhead          President and Chief Executive Officer              July 27, 2006
---------------------------   (Principal Executive Officer)
Gary R. Fairhead


/s/ Linda K. Blake            Chief Financial Officer, Secretary and Treasurer   July 27, 2006
---------------------------   (Principal Financial Officer and Principal
Linda K. Blake                Accounting Officer)


/s/ John P. Chen              Director                                           July 27, 2006
---------------------------
John P. Chen


/s/ W.L. McClelland           Director                                           July 27, 2006
---------------------------
W.L. McClelland


/s/ Thomas W. Rieck           Director                                           July 27, 2006
---------------------------
Thomas W. Rieck


/s/ Dilip S. Vyas             Director                                           July 27, 2006
---------------------------
Dilip S. Vyas


/s/ Carl Zemenick             Director                                           July 27, 2006
---------------------------
Carl Zemenick

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.............   F-2/F-3

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
      ASSETS..........................................................       F-4
      LIABILITIES AND STOCKHOLDERS' EQUITY............................       F-5
   CONSOLIDATED STATEMENTS OF INCOME..................................       F-6
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY..........       F-7
   CONSOLIDATED STATEMENTS OF CASH FLOWS..............................       F-8
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................       F-9

Financial statement schedules not listed above are omitted because they are not applicable or required.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS
SIGMATRON INTERNATIONAL, INC.
ELK GROVE, ILLINOIS

We have audited the accompanying consolidated balance sheet of SigmaTron International, Inc. as of April 30, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
Chicago, Illinois
July 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. and subsidiaries (a Delaware corporation) as of April 30, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the each of the two years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

                                                              GRANT THORNTON LLP

Chicago, Illinois
July 8, 2005, except for Note C, related to "discontinued operations" which is dated July 19, 2006

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30,

                                                            2006          2005
                                                        -----------   -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                            $ 3,269,925   $   184,014
   Accounts receivable, less allowance for doubtful
      accounts of $269,000 and $120,000 at April 30,
      2006 and 2005                                      17,747,414    14,275,308
   Inventories, net                                      31,250,050    21,468,506
   Prepaid and other assets                               1,329,774     1,168,366
   Refundable income taxes                                  476,000            --
   Deferred income taxes                                    957,069       429,528
   Other receivables                                        332,298       183,666
                                                        -----------   -----------
         Total current assets                            55,362,530    37,709,388

MACHINERY AND EQUIPMENT, NET                             30,544,307    26,689,940

LONG-TERM ASSETS
   Other assets                                           1,548,240     1,386,770
   Intangible assets, net of amortization of $583,650     2,186,350            --
   Goodwill                                               9,298,945       756,959
                                                        -----------   -----------
         Total long-term assets                          13,033,535     2,143,729
                                                        -----------   -----------
         TOTAL ASSETS                                   $98,940,372   $66,543,057
                                                        ===========   ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
April 30,

                                                                  2006          2005
                                                              -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                                     $13,444,928   $ 7,395,111
   Accrued expenses                                             2,163,542     2,269,703
   Accrued payroll                                              1,743,076     1,675,788
   Income taxes payable                                           839,438       407,710
   Notes payable - bank                                         1,000,000            --
   Notes payable - buildings                                      430,000       430,000
   Notes payable - other                                               --       300,000
   Capital lease obligations                                    1,408,485       637,766
                                                              -----------   -----------
      Total current liabilities                                21,029,469    13,116,078

NOTES PAYABLE - BANKS                                          21,161,900       512,958

NOTES PAYABLE - BUILDINGS,
   LESS CURRENT PORTION                                         3,591,088     4,073,828

CAPITAL LEASE OBLIGATIONS,
   LESS CURRENT PORTION                                         2,804,345     1,239,190

DEFERRED INCOME TAXES                                           2,458,759     1,668,909
                                                              -----------   -----------
      Total liabilities                                        51,045,561    20,610,963

COMMITMENTS AND CONTINGENCIES:                                         --            --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                          --            --
   Common stock, $.01 par value; 12,000,000 shares
      authorized, 3,786,956 and 3,755,420 shares issued and
      outstanding at April 30, 2006 and 2005, respectively         37,870        37,554
   Capital in excess of par value                              19,167,289    19,087,020
   Retained earnings                                           28,689,652    26,807,520
                                                              -----------   -----------
      Total stockholders' equity                               47,894,811    45,932,094
                                                              -----------   -----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                 $98,940,372   $66,543,057
                                                              ===========   ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED APRIL 30,

                                                                          2006           2005          2004
                                                                      ------------   -----------   -----------
Net sales                                                             $124,786,476   $94,312,573   $84,178,206
Cost of products sold                                                  109,986,377    76,354,419    66,185,224
                                                                      ------------   -----------   -----------
Gross profit                                                            14,800,099    17,958,154    17,992,982
Selling and administrative expenses                                     10,925,646    10,076,082     9,314,600
                                                                      ------------   -----------   -----------
      Operating income                                                   3,874,453     7,882,072     8,678,382
Other income                                                              (408,889)     (550,270)           --
Interest expense - banks and capital lease obligations                   1,421,455       283,137       232,292
                                                                      ------------   -----------   -----------
Income from continuing operations before income tax expense              2,861,887     8,149,205     8,446,090
Income tax expense                                                         935,589     3,173,635     3,248,706
                                                                      ------------   -----------   -----------
Income before minority interest of affiliate                             1,926,298     4,975,570     5,197,384
Minority interest in income of affiliate                                        --       134,334       262,965
                                                                      ------------   -----------   -----------
Income before discontinued operations                                    1,926,298     4,841,236     4,934,419
                                                                      ------------   -----------   -----------
Discontinued operations
   Gain on sale of Las Vegas operation                                    (310,731)           --            --
   (Income) loss from operations of discontinued Las Vegas location        383,134       233,504      (772,645)
Income tax (benefit) expense                                               (28,237)      (91,067)      301,332
                                                                      ------------   -----------   -----------
(Loss) income on discontinued operation                                    (44,166)     (142,437)      471,313
                                                                      ------------   -----------   -----------
      NET INCOME                                                      $  1,882,132   $ 4,698,799   $ 5,405,732
                                                                      ============   ===========   ===========
Earnings (loss) per share - basic
   Continuing operations                                              $       0.51   $      1.29   $      1.44
   Discontinuing operations                                                  (0.01)        (0.04)         0.14
                                                                      ------------   -----------   -----------
Total                                                                 $       0.50   $      1.25   $      1.58
                                                                      ============   ===========   ===========
Earnings (loss) per share - diluted
   Continuing operations                                              $       0.49   $      1.27   $      1.39
   Discontinuing operations                                                  (0.01)        (0.04)         0.13
                                                                      ------------   -----------   -----------
Total                                                                 $       0.48   $      1.23   $      1.53
                                                                      ============   ===========   ===========
Weighted-average shares of common stock outstanding
   Basic                                                                 3,756,804     3,751,792     3,423,999
                                                                      ============   ===========   ===========
   Diluted                                                               3,894,731     3,815,549     3,541,297
                                                                      ============   ===========   ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED APRIL 30,  2004,  2005 AND 2006

                                                             Capital in                      Total
                                    Preferred    Common    excess of par     Retained    stockholders'
                                      stock       stock        value         earnings        equity
                                    ---------   --------   -------------   -----------   -------------
Balance at May 1, 2003                 $--       $29,340    $ 9,560,341    $16,702,989    $26,292,670
Exercise of options                     --         8,170      4,310,695             --      4,318,865
Tax benefit of exercise of option       --            --      5,185,489             --      5,185,489
Net income                              --            --             --      5,405,732      5,405,732
                                       ---       -------    -----------    -----------    -----------
Balance at April 30, 2004               --        37,510     19,056,525     22,108,721     41,202,756
Exercise of options                     --            44         17,774             --         17,818
Tax benefit of exercise of option       --            --         12,721             --         12,721
Net income                              --            --             --      4,698,799      4,698,799
                                       ---       -------    -----------    -----------    ------------
Balance at April 30, 2005               --        37,554     19,087,020     26,807,520     45,932,094
Exercise of options                     --           316         80,269             --         80,585
Net income                              --            --             --      1,882,132      1,882,132
                                       ---       -------    -----------    -----------    ------------
Balance at April 30, 2006              $--       $37,870    $19,167,289    $28,689,652    $47,894,811
                                       ===       =======    ===========    ===========    ============

The accompanying notes are the integral part of this statement.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30,

                                                            2006           2005          2004
                                                        ------------   -----------   -----------
Cash flows from operating activities
   Net income                                           $  1,882,132   $ 4,698,799   $ 5,405,732
   Adjustments to reconcile net income to net
      cash provided by operating activities
      Depreciation and amortization                        4,231,543     3,249,055     2,682,530
      Provision for doubtful accounts                        296,918            --            --
      Reduction in provision for inventory
         obsolescence                                        390,087      (319,445)     (169,926)
      Deferred income taxes                                 (358,435)    1,876,218    (1,607,756)
         Gain on sale of discontinued operation             (310,731)           --            --
      Forgiveness of SMTU interest payable                        --      (145,841)           --

   Changes in operating assets and liabilities, net
      of acquisition
      Accounts receivable                                   (559,175)   (1,624,036)      981,616
      Inventories                                         (6,121,916)   (6,980,704)      109,594
      Prepaid expenses and other assets                     (146,594)      408,394    (1,015,409)
      Refundable income taxes                               (476,000)      275,583      (128,761)
      Minority interest in affiliate                              --      (439,787)      205,241
      Trade accounts payable                               3,207,340       (79,915)     (444,749)
      Tax benefits of options exercised                           --        12,721     5,185,489
      Accrued expenses and wages                            (469,753)       (1,671)     (412,761)
      Income taxes                                           431,728       407,710    (1,422,212)
                                                        ------------   -----------   -----------
            Net cash provided by operating activities      1,997,144     1,337,081     9,368,628

Cash flows from investing activities
      Acquisition of Able, net of cash                   (16,771,755)           --            --
      Proceeds from sale of machinery and equipment          182,244            --            --
      Proceeds from sale of Las Vegas operation            1,705,695            --            --
   Purchases of machinery and equipment                   (6,372,467)   (3,816,935)   (9,231,061)
   Purchase of SMTU interest                                      --    (1,338,858)           --
                                                        ------------   -----------   -----------
            Net cash used in investing activities        (21,256,283)   (5,155,793)   (9,231,061)

Cash flows from financing activities
   Proceeds from exercise of options                          80,587        17,774     4,318,865
   Proceeds under building notes payable                          --            --     3,600,000
   Payments under building notes payable                    (482,740)     (462,289)   (1,992,258)
   Payments from other notes payable                        (300,000)   (1,030,000)           --
   Proceeds under capital lease obligations                2,720,415     1,729,073            --
   Payments under capital lease obligations               (1,322,154)     (792,090)     (985,275)
   Proceeds under term loan                                3,000,000            --            --
   Net proceeds (payments) under lines of credit          18,648,942      (605,556)     (357,929)
                                                        ------------   -----------   -----------
            Net cash provided by (used in)
               financing activities                       22,345,050    (1,143,088)    4,583,403
                                                        ------------   -----------   -----------
            INCREASE (DECREASE) IN CASH                    3,085,911    (4,961,800)    4,720,970

Cash at beginning of year                                    184,014     5,145,814       424,844
                                                        ------------   -----------   -----------
Cash at end of year                                     $  3,269,925   $   184,014   $ 5,145,814
                                                        ============   ===========   ===========
Supplementary disclosures of cash flow information
   Cash paid for interest                               $    886,652   $   412,324   $   341,212
   Cash paid for income taxes, net of (refunds)            1,135,078       333,518     1,322,633
   Acquisition of buildings financed under bank notes             --            --     3,600,000

Non Cash Investing Activities 2005
   Acquisition of SMTU                                                 $ 2,814,699
   Forgiveness of interest payable of SMTU                                (145,841)
   Cash paid for acquisition                                            (1,338,858)
                                                                       -----------
   Notes issued for acquisition                                        $ 1,330,000

Forgiveness of subordinated debenture                                    1,050,000
Forgiveness of accrued interest payable                                    593,582
Reduction of long lived assets from purchase of SMTU                       344,155
Goodwill created                                                           826,962

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE A - DESCRIPTION OF THE BUSINESS

The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan. Approximately 16% of the consolidated assets of the Company are located in foreign jurisdictions outside the United States.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., and AbleMex S.A. DE C.V., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., LTD. ("SigmaTron China") and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch, SigmaTron Taiwan, is the U.S. dollar. The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities. The Company adopted FIN 46R as of November 1, 2003, as it relates to its former affiliate SMT Unlimited L.P. ("SMTU"). On September 2, 2004, the remaining minority interest in SMTU was acquired. On October 1, 2004, SMTU was liquidated, thereby becoming an operating division of the Company.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts and reserves for inventory and estimates used in goodwill impairment test. Actual results could materially differ from these estimates.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid short-term investments maturing within three months of the purchase date.

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from companies in the consumer electronics, gaming, fitness, industrial electronics, life sciences, semiconductor, telecommunications, appliance and automotive industries. Credit is extended based on evaluation of a customer's financial condition, and, generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's allowance for doubtful accounts related to receivables not expected to be collected from our customers. This allowance is based on management's assessment of specific customer balances, considering the age of receivables and financial stability of the customer and a five year average of prior uncollectible amounts. If there is an adverse change in the financial condition of the Company's customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

MACHINERY AND EQUIPMENT

Machinery and equipment are valued at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Buildings                      20 years
Machinery and equipment      5-12 years
Office equipment                5 years
Tools and dies                12 months
Leasehold improvements    term of lease

INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to an amount more likely than not to be realized.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Approximately 3,100 and 33,100 shares were anti-dilutive for the years ended April 30, 2005, and 2006, respectively.

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

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

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs net, within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2006 and 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include receivables, notes payable, accounts payable, and accrued liabilities. The fair values of financial instruments are not materially different from their carrying values.

WARRANTS

The Company accounts for warrant investments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determines the appropriate classification of all warrants as available-for-sale at the time of award and at April 30, 2006, all of the Company's investments were reported at fair value. Realized and unrealized gains and losses are reported in other income (expense).

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LONG-LIVED ASSETS - CONTINUED

value. The Company has adopted SFAS No 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. There were no impairments for the fiscal years ended April 30, 2006, 2005 and 2004.

GOODWILL AND OTHER INTANGIBLES

In accordance with, SFAS No. 141 "Business Combinations" a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. SFAS No. 142, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of fiscal year 2006 the Company completed its annual assessment of impairment regarding the goodwill recorded. That assessment, supported by independent appraisals, did not identify any impairment as of April 30, 2006.

                    Goodwill
                   ----------
May 1, 2004        $       --
SMTU acquisition      756,959
                   ----------
April 30, 2005        756,959
Able acquisition    8,541,986
                   ----------
April 30, 2006     $9,298,945
                   ==========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL AND OTHER INTANGIBLES - CONTINUED

The following are the changes in the carrying amount of intangible assets, net of accumulated amortization:

                               Internally
                                Developed   Non-competes      Customer
                                Software     and Backlog   Relationships      Total
                               ----------   ------------   -------------   ----------
Balance as of April 30, 2005    $      --    $      --      $       --     $       --
Acquisition                       115,000      260,000       2,395,000      2,770,000
Amortization Expense             (115,000)    (219,170)       (249,480)      (583,650)
Balance as of April 30, 2006    $       0    $  40,830      $2,145,520     $2,186,350
Amortization period                1 year      2 years         8 years            N/A

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL AND OTHER INTANGIBLES - CONTINUED

The estimated intangible amortization expenses for the next five years are as follows:

Years Ended April 30,
2007                    $  724,582
2008                       503,697
2009                       349,186
2010                       245,216
2011                       163,998
Thereafter                 199,671
                        ----------
                        $2,186,350
                        ==========

STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. See Note Q for additional information regarding these plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company is in compliance with disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation and SFAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure. The Company recognizes compensation expense for restricted shares and restricted stock units to employees. As of April 30, 2006, there are no issued restricted shares or restricted stock units.

On April 28, 2006, in response to the issuance of SFAS 123R, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of 349,695 unvested stock options held by current employees and executive officers. Under FIN 44, a modification to accelerate the vesting of a fixed award effectively results in the renewal of that award if, after the modification, an employee is able to exercise/vest in an award that under the original terms, would have expired unexercisable/vested. If the employee continues to provide service and would have vested in the awards under the original vesting provisions, the modification does not cause an effective renewal of the awards and, accordingly, any incremental compensation expense measured as of the modification date should not be recognized. The Company determined approximately 15,900 options were effectively renewed and compensation expense of $5,248 was recognized in fiscal year 2006.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK INCENTIVE PLANS - CONTINUED

All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions.

The following table also provides the amount of stock-based compensation expense included in net earnings as reported.

                                                     2006         2005         2004
                                                 -----------   ----------   ----------
Net income as reported                           $ 1,882,132   $4,698,799   $5,405,732
Add total stock-based employee compensation
   expense recorded in the period                      5,248           --           --
Deduct total stock-based employee compensation
   expense determined under fair value-based
   method for awards granted, modified, or
   settled, net of related tax effects            (2,342,955)    (217,322)    (266,528)
                                                 -----------   ----------   ----------
Pro forma net income                             $  (455,575)  $4,481,477   $5,139,204
                                                 ===========   ==========   ==========

                            2006     2005    2004
                           ------   -----   -----
Earnings per share
   Basic - as reported     $ 0.50   $1.25   $1.58
   Basic - pro forma         (.12)   1.19    1.50
   Diluted - as reported     0.48    1.21    1.53
   Diluted - pro forma       (.12)   1.17    1.45

The Company adopted SFAS 123(R) on May 1, 2006, and implemented the new standard utilizing the Modified Prospective Application transition method. SFAS 123(R) requires

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK INCENTIVE PLANS - CONTINUED

the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Compensation expense for which the requisite service requirement that has not been rendered and are outstanding as of the adoption date will be recognized over the remaining service period. At April 30, 2006, all equity awards have been vested. The Company has determined that the adoption SFAS 123(R) will not have a significant impact on its financial position, results of operations, EPS and cash flows as of April 30, 2006. However, SFAS 123 (R) could have a material impact on the Company's results of operation if additional options are granted.

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

NEW ACCOUNTING STANDARDS

In June 2006 FASB Interpretation 48 "Accounting for Uncertainty in Income Taxes" was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has not yet determined the impact of FASB Interpretation 48 on its financial statements.

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS
154). The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principles. The Company adopted SFAS 154 at December 31, 2005, there is no material change to the Company's operating results as a result of this adoption.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS - CONTINUED

In December 2004 the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). The Company adopted SFAS 123(R) on May 1, 2006. SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized in financial statements as an expense over the period during which an employee is required to provide service. The Company has determined that the adoption SFAS 123(R) will not have a significant impact on its financial position, results of operations, EPS and cash flows. However, SFAS 123(R) could have a material impact on the Company's results of operation if additional options are granted.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("Act")," was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. Based on the Company's analysis of the repatriation provision of the Act, although not yet finalized, it is unlikely that the Company had any foreign earnings to repatriate, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The impact on the Company has not been material.

In November 2004 the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Charter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." The statement also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of May 1, 2006, for the Company) and are to be applied prospectively. The Company does not believe the impact will be material.

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS - CONTINUED

adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company has not been material.

RECLASSIFICATIONS

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform with the 2006 presentation.

NOTE C - DISCONTINUED OPERATIONS

In June 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006.

The following amounts related to the discontinued operation and have been segregated from continuing operations and reflected as discontinued operations in each periods' consolidated statement of income (in thousands):

                                                 2006     2005      2004
                                                -----   -------   -------
Sales                                           $ 522   $11,764   $16,316
Income (loss) before tax expense (benefit)       (383)     (234)      773
Net Income (loss) from discontinued operation     355      (142)      467
Gain on sale of business                          311        --        --
Net income (loss) from discontinued operation   $ (44)  $  (142)  $   467

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE D - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company's allowance for doubtful accounts are as follows:

                       2006       2005       2004
                    ---------   --------   --------
Beginning balance   $ 120,000   $120,000   $120,000
Bad debt expense      296,918     22,281      2,650
Write-offs           (148,001)   (22,281)    (2,650)
                    ---------   --------   --------
                    $ 268,917   $120,000   $120,000
                    =========   ========   ========

NOTE E - INVENTORIES

Inventories consist of the following at April 30:

                                2006          2005
                            -----------   -----------
Finished products           $ 8,216,317   $ 7,205,332
Work in process               2,563,334     1,007,594
Raw materials                21,239,935    13,635,029
                            -----------   -----------
                             32,019,586    21,847,955
Less obsolescence reserve       769,536       379,449
                            -----------   -----------
                            $31,250,050   $21,468,506
                            ===========   ===========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE E - INVENTORIES - CONTINUED

Changes in the Company's inventory obsolescence reserve are as follows:

                      2006        2005        2004
                    --------   ---------   ---------
Beginning balance   $379,449   $ 698,894   $ 868,820
Write-offs           390,087          --          --
Recoveries                --    (319,445)   (169,926)
                    --------   ---------   ---------
                    $769,536   $ 379,449   $ 698,894
                    ========   =========   =========

NOTE F - MACHINERY AND EQUIPMENT, NET

Machinery and equipment consist of the following at April 30:

                                          2006          2005
                                      -----------   -----------
Land and buildings                    $10,941,318   $10,380,359
Machinery and equipment                32,488,194    30,591,691
Office equipment                        3,303,053     2,745,155
Tools and dies                            262,916       268,630
Leasehold improvements                  2,798,257     1,861,508
Equipment under capital leases          6,060,128     4,215,171
                                      -----------   -----------
                                       55,853,866    50,062,514
Less accumulated depreciation and
   amortization, including
   amortization of assets under
   capital leases of $1,317,681 and
   $922,946 at April 30, 2006 and
   2005, respectively                  25,309,559    23,372,574
                                      -----------   -----------
Machinery and equipment, net          $30,544,307   $26,689,940
                                      ===========   ===========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE G - NOTES PAYABLE

The Company entered into an Amended Loan and Security Agreement in July 2005, which provided for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of: (i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or varying percentages of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and includes certain financial covenants. The Amended Loan and Security Agreement also provides a four year term loan in the amount of $3,000,000. Interest on the term loan accrued at 5.41% to 6.46% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due beginning June 30, 2006. At April 30, 2006, and 2005, $3,000,000 and $0 was
outstanding under the term loan, respectively.

In September 2005 the Company further amended the above described credit facility to increase the revolving credit facility from $17,000,000 to $22,000,000. The amended revolving credit facility is limited to the lesser of:
(i) $22,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $11,000,000 or varying percentages of the inventory base.

Borrowings under the revolving line of credit bear interest at the prime rate minus 0.5%, or 7.25% at April 30, 2006. The Company must also pay an unused commitment fee equal to 0.20% on the revolving credit facility. As of April 30, 2006, the Company had excess availability on the line of credit of approximately $4,076,000. The revolving credit facility matures June 30, 2008. The outstanding balance under the line of credit was $17,924,327 and $392,038 at April 30, 2006, and 2005, respectively.

The loan and security agreement is collateralized by substantially all of the domestically located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends. At April 30, 2006, the Company was in compliance with its financial covenants.

The amended Loan and Security Agreement also provides a term loan in the amount of $3,000,000. Interest only is due in year one and quarterly principal payments of $250,000 are due in years two through four. During fiscal year 2006 interest accrued at 5.41%-6.46% and interest only is due each quarter through June 30, 2006. Quarterly principal payments of $250,000 are due beginning June 30, 2006. At April 30, 2006, and 2005, $3,000,000 and $0 was outstanding under the term loan, respectively.

SigmaTron China entered into a loan agreement in April 2005, which provides approximately $1,300,000 U.S. dollars under a line of credit with the China Construction Bank. The interest rate under the agreement was 5.76% during fiscal year 2006. SigmaTron China had $1,237,753

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE G - NOTES PAYABLE - CONTINUED

U.S. dollars outstanding under the loan. The loan is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property. The loan was paid in full in July 2006.

On November 19, 2003, the Company purchased the property that serves as the Company's corporate headquarters and its Midwestern manufacturing facility. The Company executed a note with LaSalle Bank N.A. in the amount of $3,600,000. The note bears a fixed interest rate of 5.43% and is payable in sixty monthly installments. A final payment of approximately $2,700,000 is due on or before November 30, 2008. At April 30, 2006, $3,165,000 and at April 30, 2005,
$3,345,000 was outstanding.

In May 2002 the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to the acquisition of the plant the Company rented the facility. At April 30, 2006, $856,089 and at April 30, 2005, $1,158,828 was outstanding.

The aggregate amount of debt maturing in each of the next five fiscal years and thereafter is as follows:

Fiscal Year
-----------
2007          $ 1,430,000
2008            2,840,290
2009           21,912,698
2010                    0
2011                    0
Thereafter              0
              -----------
              $26,182,988
              ===========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE H - ACCRUED EXPENSES AND WAGES

Accrued expenses and wages consist of the following at April 30:

                       2006         2005
                    ----------   ----------
Wages               $1,146,418   $  221,584
Bonuses                596,658    1,454,204
Interest payable       168,097      139,810
Commissions             58,262       43,054
Professional fees      306,505      315,279
Other                1,630,678    1,771,560
                    ----------   ----------
                    $3,906,618   $3,945,491
                    ==========   ==========

NOTE I - RELATED-PARTY TRANSACTIONS AND COMMITMENTS

During August and September 2004 the Company acquired all the interests of the outside investors in its affiliate SMT Unlimited L.P. ("SMTU") and the general partner of SMTU, SMT Unlimited, Inc., including voting interest. On October 1, 2004, SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company. Prior to the acquisition by the Company, SMTU was consolidated under FIN46R. The aggregate price paid for all the interests was $2,814,699. This aggregate price was paid with $1,330,000 in notes with terms of up to 2 years and cash in the amount of $1,338,858 and the forgiveness of interest expense of $145,841. The acquisition was treated as a step acquisition and resulted in goodwill of $756,959 from one step and negative goodwill of $452,087 from the second transaction. The negative goodwill was treated as a reduction in the acquired long lived assets from SMTU. On October 1, 2004, SMT Unlimited, Inc. was merged into the Company, and SMTU was liquidated, thereby becoming an operating division of the Company. The Company purchased the outstanding interest of SMTU in order to provide seamless service to its customers.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE I - RELATED-PARTY TRANSACTIONS AND COMMITMENTS - CONTINUED

The assets and liabilities assumed in the transaction are summarized below:

                                              September
                                              30, 2004
                                             ----------
Assets
   Current assets                            $4,009,305
   Machinery & Equipment-net                  3,917,418
   Other assets                                  11,755
                                             ----------
Total Assets                                 $7,938,478
                                             ==========
Liabilities
   Current liabilities                        5,225,840
   Total long term liabilities                2,100,000
   Owner's equity                               612,638
                                             ----------
Total Liabilities and Shareholder's Equity   $7,938,478
                                             ==========

NOTE J - BLOCK SHIELD WARRANTS

The Company expended $25,000 to investigate the feasibility of manufacturing a product for WaveZero, Inc., the owner of design rights to certain shielding products. In exchange the Company received warrants convertible into 153,781 shares of common stock of Block Shield Corporation, PLC (BLS; London Stock Exchange), the parent of WaveZero, Inc. Those warrants were subject to forfeiture upon the occurrence of certain events. During the quarter ending January 31, 2005, the risk of forfeiture terminated. Upon such termination SFAS No. 138 provides that this security be marked to market. Accordingly, the Company recorded an unrealized gain of approximately $303,810 to reflect the increase in the fair market value of said warrants since the date of acquisition through April 30, 2005. During fiscal year 2006 the Company exercised the warrants and sold the underlying shares for $395,675, resulting in income of $74,491 for fiscal year 2006.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE K - CONTINGENCIES

On July 16, 2003, the Company signed a land use rights contract with the Wujiang Land Administration Bureau to obtain the use rights of land in Yao Jiazhuang Village, Wujiang Province, People's Republic of China. This particular contract covered the 40 Chinese acres of land that was adjacent to 60 Chinese acres of land for which the Company had already signed a separate land use rights contract. For the 40 acre parcel, the Company paid the transfer fee for the land and subsequently built a dormitory, canteen and power station on the land. In December 2004 the Company received an administration penalty notice of approximately $16,000 from the Wujiang Land Resources Bureau which stated that the Company was occupying the 40 acres without its permission. Under Chinese law the Wujiang Land Resources Bureau may seek penalties for this violation, which includes one or more of the following: 1) levying a fine, 2) confiscating any Company property on the land and 3) requiring the land to be returned. The Company has not received any other administrative notifications other than the penalty notice. The Company estimates the value of the land and building to be $1,100,000 to $1,200,000. The Company received a letter from the Business Development Department of Wujiang Developing District under the Management Committee of Wujiang Developing District which stated that the Company acted properly and that it will indemnify the Company against any penalties assessed against it by the Wujiang Land Resources Bureau. On January 5, 2005, the Company paid the penalty which was assessed against it by the Wujiang Land Resources Bureau. Prior to its payment, the Wujiang Financial Bureau paid the Company the amount of the fine, which is consistent with the terms of the indemnity letter. The Company anticipates the issue will be resolved with the Wujiang Land Resources Bureau without any liability to the Company.

NOTE L - STRATEGIC TRANSACTIONS

In July 2005 the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California and its wholly owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company beginning in November 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE L - STRATEGIC TRANSACTIONS - CONTINUED

facility and resulted in an increase of approximately $8,500,000 in goodwill. This goodwill is non-deductible for income tax purposes.

Assuming the purchase was recorded as of the first period reported, May 1, 2004, unaudited revenues for the year ended April 30, 2006, and 2005 would have been $128,050,591 and $122,908,102, respectively. Unaudited pro-forma net income would have been $1,785,722 and $5,043,064 for the periods ended April 30, 2006, and 2005, respectively. Dilutive earnings per share would have been $0.46 and $1.32 for the periods ended April 30, 2006, and 2005, respectively.

The purchase price was allocated to the fair value of the assets and liabilities acquired as follows (000s omitted):

                                            Amount
                                           -------
Cash                                       $    40
Trade receivables, net                       3,210
Inventories                                  4,049
Other current assets                           139
Property and equipment                       2,707
Deferred tax asset                             688
Goodwill                                     8,542
Intangible assets                            2,770
Other assets                                   207
Accounts payable and accrued liabilities    (3,407)
Obligations under capital leases              (938)
Deferred tax liability                      (1,309)
                                           -------
Total consideration                        $16,698
                                           =======

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE M - INCOME TAXES

The income tax provision (benefit) for the income from continuing operations for the years ended April 30 consists of the following:

                2006        2005         2004
             ---------   ----------   ----------
Current
   Federal   $ 892,477   $  816,920   $2,507,249
   State       226,551      352,753      438,612
   Foreign     174,996      168,395      102,200
Deferred
   Federal    (304,670)   1,600,258      174,922
   State       (53,765)     235,309       25,723
             ---------   ----------   ----------
             $ 935,589   $3,173,635   $3,248,706
             =========   ==========   ==========

As a result of the purchase of Able, net income tax operating losses were carried back, generating an income tax receivable of $476,000 at April 30, 2006.

The reason for the differences between the income tax provision for the income from continuing operations and the amounts computed by applying the statutory Federal income tax rates to income before income tax expense for the years ended April 30 are as follows:

                                        2006        2005         2004
                                      --------   ----------   ----------
Income tax at
   Federal rate                       $973,042   $2,770,729   $2,871,671
   State income tax, net of federal     89,475      384,703     (227,136)
   Benefit of Chinese tax holiday      (66,197)    (100,675)          --
   Benefit of stock option exercise      6,413       12,721      275,583
   Other, net                          (67,144)     106,157      328,588
                                      --------   ----------   ----------
                                      $935,589   $3,173,635   $3,248,706
                                      ========   ==========   ==========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE M - INCOME TAX - CONTINUED

Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, 2006, and 2005, are as follows:

                                                              2006         2005
                                                           ----------   ---------
Allowance for doubtful accounts                            $  104,876   $  46,799
Inventory obsolescence reserve                                300,116     147,983
Net operating loss carry-forward - from Able acquisition      115,440          --
Accruals not currently deductible                             250,903     191,707
Inventory                                                     302,480     242,462
                                                           ----------   ---------
Current deferred tax asset                                  1,073,815     628,951
Prepaid insurance                                            (116,746)   (199,423)
                                                           ----------   ---------
Current deferred tax liability                               (116,746)   (199,423)
                                                           ----------   ---------
Net current deferred tax asset                             $  957,069   $ 429,528
                                                           ==========   =========

                                           2006           2005
                                       -----------    -----------
Intangible assets - Able acquisition   $  (852,665)   $        --
Machinery and equipment                 (1,606,094)    (1,668,909)
                                       -----------    -----------
Net long-term deferred tax liability   $(2,458,759)   $(1,668,909)
                                       ===========    ===========

The Company's wholly owned foreign enterprise, SigmaTron China, is subject to a reduction in income taxes within China due to its foreign investment. The reduction in taxes is for a five year period commencing in the period the operation becomes profitable.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE N - 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions ranging from $300 - $500 annually. The Company contributed $91,749, $82,961 and $68,252 to the plans during the fiscal years ended April 30, 2006, 2005 and 2004, respectively. The Company paid total expenses of $24,716, $15,063 and $10,932 for the fiscal years ended April 30, 2006, 2005 and
2004, respectively, relating to costs associated with the administration of the plans.

NOTE O - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the year ended April 30, 2006, two customers accounted for 30.1% and 19.7% of net sales of the Company, and 35.3% and 6.2% of accounts receivable at April 30, 2006. For the fiscal year ended April 30, 2005, two customers accounted for 32% and 18% of net sales of the Company, and 32% and 7% of accounts receivable at April 30, 2005.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE P - LEASES

The Company leases certain facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2006:

                                       Capital     Operating
Years ending April 30,                 leases       leases
----------------------               ----------   ----------
   2007                              $1,681,459   $1,673,339
   2008                               1,476,192    1,552,772
   2009                               1,139,494    1,480,966
   2010                                 340,088    1,196,694
   2011                                 108,510      414,935
   Thereafter                                 0       51,300
                                     ----------   ----------
                                      4,745,743   $6,370,006
Less amounts representing interest      532,913   ==========
                                     ----------
                                      4,212,830
Less current portion                  1,408,485
                                     ----------
                                     $2,804,345
                                     ==========

Rent expense incurred under operating leases was approximately $1,272,000, $669,000 and $659,000 for the years ended April 30, 2006, 2005 and 2004, respectively.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE Q - STOCK OPTIONS

The Company has stock option plans ("Option Plans") under which certain employees and outside non-employee directors may acquire up to 1,603,500 shares of common stock. Options to be granted under the employee plans total 1,207,500, with the non-employee director plans allowing for a total of 396,000 options to be granted. At April 30, 2006, the Company has 69,464 shares reserved for future issuance to employees under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant.

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company is in compliance with disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation and SFAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure. The Company recognizes compensation expense for restricted shares and restricted stock units to employees. As of April 30, 2006, there are no issued restricted shares or restricted stock units.

On April 28, 2006, in response to the issuance of SFAS 123R, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of 349,695 unvested stock options held by current employees and executive officers. Under FIN 44, a modification to accelerate the vesting of a fixed award effectively results in the renewal of that award if, after the modification, an employee is able to exercise/vest in an award that under the original terms, would have expired unexercisable/vested. If the employee continues to provide service and would have vested in the awards under the original vesting provisions, the modification does not cause an effective renewal of the awards and, accordingly, any incremental compensation expense measured as of the modification date should not be recognized. The Company determined approximately 15,900 options were effectively renewed and compensation expense of $5,248 was recognized in fiscal year 2006.

The weighted-average grant date fair value of the options granted during fiscal year 2006 and 2005 was $5.80 and $7.06, respectively. There were no options granted during fiscal year 2004.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE Q - STOCK OPTIONS - CONTINUED

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                              2006      2005    2004
                                            -------   -------   ----
Expected dividend yield                       .0%        0%      N/A
Expected stock price volatility               .750      .800     N/A
Average risk-free interest rate              3.37%     2.20%     N/A
Weighted-average expected life of options   5 years   5 years    N/A

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

The table below summarizes option activity through April 30, 2006:

                                                         Number of
                                            Weighted-     options
                                             average    exercisable
                                Number of    exercise     at end
                                 options      price       of year
                                ---------   ---------   -----------
Outstanding at April 30, 2003    969,370       4.89       833,304
Options exercised during 2004   (818,751)      5.63
                                --------
Outstanding at April 30, 2004    150,619       2.71       137,284
Options granted during 2005       45,000      10.88
Options exercised during 2005     (4,466)      3.99
Options forfeited during 2005    (15,000)     10.64
                                --------
                                 176,153                  169,485
Options granted during 2006      390,700       9.17
Options exercised during 2006    (31,537)      2.39
Options forfeited during 2006    (12,009)      9.17
                                --------
                                 523,307                  523,307
                                ========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE Q - STOCK OPTIONS - CONTINUED

Information with respect to stock options outstanding and stock options exercisable at April 30, 2006, follows:

                                            Options outstanding
                           -----------------------------------------------------
                               Number         Weighted-average       Weighted-
                           outstanding at        remaining            average
Range of exercise prices   April 30, 2006     contractual life    exercise price
------------------------   --------------   -------------------   --------------
$2.20 - 5.63                   111,517           5.12 years            $2.49
 9.17 - 12.25                  411,790           8.01 years             9.33
                               -------
                               523,307
                               =======

                                 Options exercisable
                           -------------------------------
                               Number          Weighted-
                           exercisable at       average
Range of exercise prices   April 30, 2006   exercise price
------------------------   --------------   --------------
$2.20 - 5.63                   111,517           $2.49
 9.17 - 12.25                  411,790            9.33
                               -------
                               523,307
                               =======

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE R - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                         2006         2005         2004
                                      ----------   ----------   ----------
Net income                            $1,882,132   $4,698,799   $5,405,732
                                      ==========   ==========   ==========
Weighted-average shares
   Basic                               3,756,804    3,751,792    3,423,999
   Effect of dilutive stock options      137,927      117,063      117,298
                                      ----------   ----------   ----------
   Diluted                             3,894,731    3,868,855    3,541,297
                                      ==========   ==========   ==========
Basic earnings per share              $     0.50   $     1.25   $     1.58
Diluted earnings per share            $     0.48   $     1.23   $     1.53

Options to purchase 523,307, 176,153 and 150,619 shares of common stock were outstanding at April 30, 2006, 2005 and 2004, respectively.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE S - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years 2006 and 2005:

                                               First         Second        Third         Fourth
2006                                          quarter       quarter       quarter       quarter
----                                        -----------   -----------   -----------   -----------
Net sales                                   $21,312,693   $34,893,265   $34,061,657   $34,518,861
Income before income tax
   expense (benefit), minority
   interest and discontinued
   operations                                   311,164     1,743,474       437,963       369,286
Income from continuing operations               189,798     1,223,893       287,335       225,272
Income (loss) from discontinued operation       (24,731)       (2,561)       (9,159)       (7,715)
Net income                                      166,067     1,221,332       278,176       217,557
Earnings (loss) per share-Basic
   Continuing operations                    $      0.05   $      0.33   $      0.08   $      0.06
   Discontinued operation                         (0.01)         0.00         (0.01)         0.00
                                            -----------   -----------   -----------   -----------
Total                                       $      0.04   $      0.33   $      0.07   $      0.06
                                            ===========   ===========   ===========   ===========
Earnings (loss) per share-Diluted
   Continuing operations                    $      0.05   $      0.29   $      0.07   $       .06
   Discontinued operation                         (0.01)         0.00          0.00          0.00
                                            -----------   -----------   -----------   -----------
Total                                       $      0.04   $      0.29   $      0.07   $      0.06
                                            ===========   ===========   ===========   ===========
Total shares-Basic                            3,755,420     3,755,420     3,755,420     3,759,958
Total shares-Diluted                          3,822,577     4,187,632     4,192,229     3,905,791

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE S - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CONTINUED

The following is a summary of unaudited quarterly financial data for fiscal years 2006 and 2005.

                                               First         Second        Third         Fourth
2005                                          quarter       quarter       quarter       quarter
----                                        -----------   -----------   -----------   -----------
Net sales                                   $21,460,858   $25,108,912   $25,085,493   $22,657,311
Income before income tax
   expense (benefit), minority
   interest and discontinued
   operations                                 1,783,214     2,235,587     2,354,512     1,775,892
Income from continuing operations               998,096     1,337,210     1,436,289     1,069,640
Income (loss) from discontinued operation        38,873       (28,033)        1,053      (154,329)
Net income                                    1,036,969     1,309,177     1,437,342       915,311
Earnings (loss) per share-Basic
   Continuing operations                    $      0.27   $      0.36   $      0.38   $      0.28
   Discontinued operation                          0.01         (0.01)         0.00         (0.04)
                                            -----------   -----------   -----------   -----------
Total                                       $      0.28   $      0.35   $      0.38   $      0.24
                                            ===========   ===========   ===========   ===========
Earnings (loss) per share-Diluted
   Continuing operations                    $      0.26   $      0.35   $      0.38   $      0.28
   Discontinued operation                          0.01         (0.01)        (0.00)        (0.04)
                                            -----------   -----------   -----------   -----------
Total                                       $      0.27   $      0.34   $      0.38   $      0.24
                                            ===========   ===========   ===========   ===========
Total shares-Basic                            3,751,014     3,752,054     3,752,054     3,753,967
Total shares-Diluted                          3,787,897     3,840,442     3,822,157     3,815,255

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2006, 2005 AND 2004

NOTE T - LITIGATION

On May 25, 2001, Nancy Messina, a former employee of the Company, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, asserting claims of sexual harassment and gender discrimination under Title VII of the Civil Rights Act of 1964 and claims of violation of the Federal Equal Pay Act. In November 2005 the Company and the plaintiff settled the lawsuit upon the Company's payment of a nominal amount to be applied to the plaintiff's legal expenses.

From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company's business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including the Company's assessment of the merits of the particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.