Form 10-Q
period 2006-07-31
SIGMATRON INTERNATIONAL INC
filed 2006-09-14
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2006

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

On September 8, 2006 there were 3,786,956 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

                                                                        Page No.
                                                                        --------
PART 1.     FINANCIAL INFORMATION:
   Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets - July 31, 2006 (Unaudited)
            and April 30, 2006                                              3
            Consolidated Statements of Operations - Three Months
            Ended July 31, 2006 and 2005                                    4
            Consolidated Statements of Cash Flows - Three Months
            Ended July 31, 2006 and 2005                                    5
            Notes to Consolidated Financial Statements                      6
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11
   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                           16
   Item 4.  Controls and Procedures                                        16

PART II     OTHER INFORMATION:
   Item 1.  Legal Proceedings                                              16
   Item 1A. Risk Factors                                                   17
   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds                                                       17
   Item 3.  Defaults Upon Senior Securities                                17
   Item 4.  Submission of Matters to a Vote of Security Holders            17
   Item 5.  Other Information                                              17
   Item 6.  Exhibits                                                       17

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                                          July 31,
                                                            2006        April 30,
                                                         (Unaudited)       2006
                                                        ------------   -----------
CURRENT ASSETS:
   Cash                                                 $  2,686,068   $ 3,269,925
   Accounts receivable, less allowance for
      doubtful accounts of $268,920 at July 31, 2006
      and April 30, 2006                                  19,981,596    17,747,414
   Inventories, net                                       35,449,565    31,250,050
   Income taxes refundable                                        --       476,000
   Prepaid and other assets                                1,101,786     1,329,774
   Deferred income taxes                                     964,885       957,069
   Other receivables                                         312,295       332,298
                                                        ------------   -----------
   Total current assets                                   60,496,195    55,362,530
   Property, machinery and equipment, net                 30,220,628    30,544,307
   Other assets                                            1,338,717     1,548,240
   Intangible assets, net of amortization $796,596         1,973,404     2,186,350
   Goodwill                                                9,298,945     9,298,945
                                                        ------------   -----------
   Total assets                                         $103,327,889   $98,940,372
                                                        ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                               $ 19,087,687   $13,444,928
   Accrued expenses                                        1,856,825     2,163,542
   Accrued wages                                           1,430,251     1,743,076
   Income taxes payable                                      476,774       839,438
   Notes payable - bank                                    1,000,000     1,000,000
   Notes payable - building                                  510,339       430,000
   Capital lease obligations                               1,347,384     1,408,485
                                                        ------------   -----------
   Total current liabilities                              25,709,260    21,029,469
   Notes payable - banks                                  21,112,368    21,161,900
   Notes payable- building, less current portion           3,386,705     3,591,088
   Capital lease obligations, less current portion         2,487,274     2,804,345
   Deferred income taxes                                   2,458,759     2,458,759
                                                        ------------   -----------
   Total long-term liabilities                            29,445,106    30,016,092
                                                        ------------   -----------
Total liabilities                                         55,154,366    51,045,561

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                     --            --
   Common stock, $.01 par value; 12,000,000 shares
      authorized, 3,786,956 shares issued and
      outstanding at July 31, 2006 and April 30, 2006         37,870        37,870
   Capital in excess of par value                         19,187,340    19,167,289
   Retained earnings                                      28,948,313    28,689,652
                                                        ------------   -----------
Total stockholders' equity                                48,173,523    47,894,811
                                                        ------------   -----------
Total liabilities and stockholders' equity              $103,327,889   $98,940,372
                                                        ============   ===========

See accompanying notes to financial statements.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations

                                                              Three Months   Three Months
                                                                  Ended          Ended
                                                                July 31,       July 31,
                                                                  2006           2005
                                                              ------------   ------------
Net sales                                                      $36,959,865   $21,312,693
Cost of products sold                                           33,101,216    18,771,008
                                                               -----------   -----------
Gross profit                                                     3,858,649     2,541,685
Selling and administrative expenses                              3,017,953     2,136,281
                                                               -----------   -----------
Operating income                                                   840,696       405,404
Other income                                                       (51,335)      (40,274)
Interest expense                                                   510,945       134,514
                                                               -----------   -----------
Income from continuing operations before income tax expense        381,086       311,164
Income tax expense                                                 122,416       121,366
                                                               -----------   -----------
Income from continuing operations                                  258,670       189,798
Discontinued operations
   Gain on sale of Las Vegas operation                                  --      (310,731)
   Loss from operations of discontinued Las Vegas location              --       351,273
Income tax benefit                                                      --       (15,811)
                                                               -----------   -----------
Loss on discontinued operation                                          --       (24,731)
Net income                                                     $   258,670   $   165,067
                                                               ===========   ===========
Earnings (loss) per share - basic
   Continuing operations                                       $      0.07   $      0.05
   Discontinuing operations                                             --        ($0.01)
                                                               -----------   -----------
Total                                                          $      0.07   $      0.04
                                                               ===========   ===========
Earnings (loss) per share - diluted
   Continuing operations                                       $      0.07   $      0.05
   Discontinuing operations                                             --        ($0.01)
                                                               -----------   -----------
Total                                                          $      0.07   $      0.04
                                                               ===========   ===========
Net income per common share - diluted
Weighted average shares of common stock outstanding
Basic                                                            3,786,956     3,755,420
                                                               ===========   ===========
Weighted average shares of common stock outstanding
Diluted                                                          3,866,783     3,822,577
                                                               ===========   ===========

See accompanying notes to financial statements

                          SigmaTron International, Inc.
                      Consolidated Statements of Cash Flows

                                                                      Three          Three
                                                                  Months Ended   Months Ended
                                                                    July 31,       July 31,
                                                                      2006           2005
                                                                  ------------   -------------
OPERATING ACTIVITIES:
Net income                                                        $   258,670    $    165,067
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
      Depreciation                                                    975,668         858,624
      Stock based compensation                                         20,042              --
      Provision for inventory obsolescence                                 --         160,000
      Deferred income taxes                                            (7,816)             --
      Amortization of intangible assets                               212,946              --
      Gain on sale of discontinued operation                               --        (310,731)
Changes in operating assets and liabilities, net of acquisition
      Accounts receivable                                          (2,234,182)      2,618,969
      Inventories                                                  (4,199,515)     (1,715,940)
      Prepaid expenses and other assets                               933,514        (117,941)
      Trade accounts payable                                        5,642,759        (454,479)
      Accrued expenses and wages                                     (619,542)     (1,420,692)
      Income taxes payable                                           (362,664)         33,660
                                                                  -----------    ------------
   Net cash provided by (used in) operating activities                619,880        (183,463)

INVESTING ACTIVITIES:
   Acquisition of Able                                                     --     (16,379,736)
   Sale of machinery and equipment                                     13,094       1,705,695
   Purchases of machinery and equipment                              (665,083)       (127,993)
                                                                  -----------    ------------
   Net cash used in investing activities                             (651,989)    (14,802,034)

FINANCING ACTIVITIES:
   Proceeds under capital lease obligation                                 --         951,609
   Payments under capital lease obligation                           (378,172)       (258,746)
   Payments other notes payable                                             0        (300,000)
   Payments under term loan                                          (250,000)              0
   Proceeds under lines of credit                                     200,468      15,098,820
   Payments under building notes payable                             (124,044)       (118,716)
                                                                  -----------    ------------
   Net cash (used in) provided by financing activities               (551,748)     15,372,967
   CHANGE IN CASH                                                    (583,857)        387,470
   Cash at beginning of period                                      3,269,925         184,014
                                                                  -----------    ------------
   CASH AT END OF PERIOD                                          $ 2,686,068    $    571,484
                                                                  ===========    ============
   Supplementary disclosures of cash flow information
      Cash paid for interest                                      $   540,282    $     99,232
      Cash paid for income taxes, net of (refunds)                    429,545          32,440

See accompanying notes to financial statements.

                          SigmaTron International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. ("SigmaTron"), its wholly owned subsidiaries Standard Components de Mexico S.A., Ablemex, S.A. de C.V. acquired in July 2005, and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                      July 31,     April 30,
                        2006          2006
                    -----------   -----------
Finished products   $ 9,008,658   $ 8,216,317
Work-in-process       2,707,816     2,563,334
Raw materials        23,733,091    20,470,399
                    -----------   -----------
                    $35,449,565   $31,250,050
                    ===========   ===========

NOTE C - STOCK INCENTIVE PLANS

The Company adopted Financial Accounting Standards Board, Share-Based Payment ("SFAS 123(R)") on May 1, 2006, and implemented the new standard utilizing the Modified Prospective Application transition method. SFAS 123(R) requires the company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Compensation expense for which the requisite service requirement that has not been rendered and are outstanding as of the option date will be recognized over the remaining service period. In July 2006, the Company granted 10,000 options to a non-executive employee and the per share fair value of the options granted was $6.0125. The Company recognized approximately $20,000 in stock compensation expense associated with the grant and a tax benefit of approximately $7,800 as of July 31, 2006.

Under the Company's stock option plans, options to acquire shares of common stock have been made available for grant to certain employees and directors. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted.

Prior to the adoption of SFAS 123(R), the Company had elected to apply Accounting Principles Board Opinion 25 to account for its stock-based compensation plans, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. This method applied the intrinsic value method for stock options and other awards granted to employees. Had the fair value method been used during the three months ended July 31, 2005 the following pro forma net income would be as reported:

                                                Three Months Ended
                                                   July 31, 2005
                                                ------------------
Net Income, as reported                              $165,067
Deduct: total stock-based employee
   compensation expense determined under fair
   based method for awards granted, modified,
   or settled, net of related tax effects             (12,198)
                                                     --------
Pro forma net income                                 $152,869
                                                     ========

                                                Three Months Ended
                                                   July 31, 2005
                                                ------------------
Earnings per share
   Basic - as reported                                 $.05
   Basic - pro forma                                    .04
                                                       ====
   Diluted - as reported                                .05
   Diluted - pro forma                                 $.04
                                                       ====

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                             Three Months Ended
                                            --------------------
                                             July 31,   July 31,
                                               2006       2005
                                            ---------   --------
Expected dividend yield                        .0%         0%
Expected stock price volatility                .750       .800
Average risk-free interest rate               4.98%       2.20%
Weighted-average expected life of options   6.5 years   5 years

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

The table below summarizes option activity from the beginning of fiscal year 2006 through July 31, 2006:

                                                       Range of
                                                    exercise prices      Weighted
                                        Number of   ---------------       average
                                         options     Low      High    exercise price
                                        ---------   -----   -------   --------------
Options outstanding at April 30, 2006    523,307    $2.20    $12.25        $7.87
Options granted                           10,000     9.17      9.17         9.17
                                         -------    -----    ------        -----
Options outstanding at July 31, 2006     533,307    $2.20    $12.25        $7.89
                                         =======    =====    ======        =====

As of July 31, 2006, there was $40,100 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over an average period of the following two years.

Information with respect to stock options outstanding and stock options exercisable at July 31, 2006, follows:

                                           Options Outstanding
                           --------------------------------------------------
                               Number       Weighted-average      Weighted-
                           outstanding at       remaining          average
Range of exercise prices    July 31, 2006   contractual life   exercise price
------------------------   --------------   ----------------   --------------
$2.20 -  5.63                  111,517         5.15 years           $2.49
 9.17 - 12.25                  421,790         8.08 years            9.32
                               -------
Total                          533,307
                               =======

                                  Options Exercisable
                           -------------------------------
                               Number          Weighted-
                           exercisable at       average
Range of exercise prices   July 31, 2006    exercise price
------------------------   --------------   --------------
$2.20 -  5.63                  111,517           $2.49
 9.17 - 12.25                  415,090            9.33
                               -------
Total                          526,607
                               =======

NOTE D - STRATEGIC TRANSACTION

In July 2005 the Company closed on the purchase of all of the outstanding stock of Able Electronics Corporation ("Able"), a company headquartered in Hayward California and its wholly owned subsidiary, Ablemex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company beginning in November 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill. Assuming the purchase was recorded as of the first period reported, May 1, 2005, unaudited revenues for the quarter ended July 31, 2005 would have been $24,576,808. Unaudited pro-forma net loss for the quarter ended July 31, 2005 would have been $845,907. The unaudited pro-forma dilutive earnings per share would have been $(0.18) for the three month period ended July 31, 2005.

CRITICAL ACCOUNTING POLICIES:

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of goodwill. Actual results could materially differ from these estimates.

Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customers' specifications. Historically the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

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

Goodwill and Other Intangibles - The Company adopted on June 1, 2001, SFAS No. 141 "Business Combinations". Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of fiscal 2006 the Company completed its annual assessment of impairment regarding the goodwill recorded. That assessment, supported by independent appraisals, did not identify any impairment as of April 30, 2006.

NEW ACCOUNTING STANDARDS:

In June 2006 FASB Interpretation 48 "Accounting for Uncertainty in Income Taxes" was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE: This quarterly report contains forward-looking statements. Words such as "continue," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; the Company's ability to continue to produce products that are in compliance with the European Standard of "Restriction of Use of Hazardous Substance ("RoHS"); the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth, including its expansion into China and its integration of the Able operation acquired in July 2005. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

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

As the demand for electronic products has continued to increase over the past months, the lead-time for many components has increased. Pricing for some components and related commodities has escalated due to the increased demand and the transition to European Union Restriction of Use of Hazardous Substances, ("RoHS") components and may continue to increase in the future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These rules, regulations, and requirements have increased the company's legal expenses, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These rules and regulations have also made it more difficult for the Company to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting, shareholders could lose confidence in the reliability of the Company's financial statements, which could have a material adverse impact on the value of the Company's stock.

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the period ended July 31, 2006.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended July 31, 2006 to $36,959,865 from $21,312,693 for the three month period ended July 31, 2005. Sales increased in the appliance, industrial electronics, life sciences, and gaming marketplaces. The increase in the appliance and gaming industries are the result of increased orders from existing customers. The increase in the industrial electronics and life sciences marketplaces is due to sales to new customers, which is the result of the July 2005 acquisition of Able.

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

Gross profit in total dollars increased during the three month period ended July 31, 2006 to $3,858,649 from $2,541,685 compared to the same period in the prior fiscal year. Gross profit as a percentage of net sales decreased for three month period ended July 31, 2006 to 10.4% from 11.9% as compared to the same period in the prior year. The decrease in the Company's gross profit as a percentage of net sales is the result of pricing pressures within the EMS industry, an increase in manufacturing supplies and component cost, costs related to the acquisition and integration of Able, and expenses related to the conversion of RoHS by various customers during the quarter. The consolidation of the Fremont and Able Hayward locations was completed in March 2006. The Company believes operational efficiencies will improve at both the Hayward and Tijuana manufacturing facilities during fiscal year 2007. In addition, the Company has expanded its Tijuana manufacturing operation and will transfer specific production from Hayward to Tijuana.

Selling and administrative expenses increased to $3,020,931 for the three month period ended July 31, 2006 compared to $2,136,281 in the same period last year. The increase for the three month period ended July 31, 2006 is primarily due to an increase in sales and purchasing salary expenses, insurance and legal expenditures and an increase in amortization expense due to the Able acquisition. Selling and administrative expenses decreased as a percentage of net sales to 8.2% for the three month period ended July 31, 2006 from 10.0% the same period in the prior year.

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2006 was $510,945 compared to $134,514 for the same period in the prior fiscal year. This change was attributable to the Company's significantly increased borrowings under its revolving credit facility for the acquisition of Able, increased capital lease obligations and higher interest rates.

Income tax expense from continuing operations was $121,255, which resulted in an effective tax rate of 32.1% for the quarter ended July 31, 2006 compared to $121,366 in income tax expense and an effective rate of 39.0% in the same period of the prior fiscal year. The effective tax rate in fiscal year 2006 has decreased compared to prior periods due to income earned in China. The Company has tax incentives related to its wholly owned foreign enterprise in China. The Company is currently using an estimate to calculate the amount of profits for tax purposes generated in China.

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

Net income increased to $258,670 for the three month period ended July 31, 2006 compared to $165,067 for the same period in the prior year. Basic earnings per share and dilutive earnings per share for the first fiscal quarter of 2006 were $0.07 compared to basic earnings and dilutive earnings per share of $0.04 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

OPERATING ACTIVITIES.

Cash flow provided by operating activities was $619,880 for the quarter ended July 31, 2006 compared to cash used in operations of $183,463 for the prior fiscal year. During the first quarter of fiscal year 2007, cash provided by operations was the result of net income, the non-cash effect of depreciation and amortization and an increase in trade accounts payable. Cash provided by operating activities was partially offset by an increase in inventories of approximately $4,200,000 and an increase of approximately $2,235,000 in accounts receivables. The increase in inventories is primarily attributable to an increase in customer orders and the addition of RoHS compliant inventory.

INVESTING ACTIVITIES.

In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000.

In July 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California and its wholly owned subsidiary, Ablemex S.A. de C.V., located in Tijuana, Mexico. Able was merged into the Company in November 2005 and operates as a division of the Company. Able was an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) to further diversify its markets, capabilities and customer base, (2) adding a third off shore low-cost manufacturing facility which is located in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.

During the first quarter of fiscal 2007 the Company purchased approximately $665,000 in machinery and equipment to be used in the ordinary course of business.

FINANCING TRANSACTIONS.

The Company entered into an Amended Loan and Security Agreement in July 2005, which provided for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of: (i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or a percentage of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and includes certain financial covenants. The Amended Loan and Security Agreement also provides a four year term loan in the amount of $3,000,000.

On July 31, 2006 the Company further amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The amended revolving credit facility is limited to the lesser of: (i) $27,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $13,500,000 or a percentage of the inventory base. The revolving credit facility expires June 30, 2009. The term loan was increased to $4,000,000 from $2,750,000. Interest only is due through June 30, 2007 and quarterly payments of $250,000 are due each quarter beginning June 30, 2007 through June 30, 2011. The effective date of the amendment was August 1, 2006. At July 31, 2006, the Company was in compliance with its financial covenants and $19,362,368 was outstanding under the revolving credit facility. There was approximately $2,637,632 of unused credit available as of July 31, 2006.

The loan and security agreement is collateralized by substantially all of the domestically-located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends.

SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The interest rate under the agreement was 5.76% and at April 30, 2006, $1,237,500 was outstanding under the line of credit. The line of credit is collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property. The loan was paid in full in July 2006.

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

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first quarter of fiscal year 2007 the Company paid approximately $5,360,000 to its subsidiaries for services provided.

In May 2002 the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At July 31, 2006, approximately $777,000 was outstanding in connection with the financing of that facility.

The impact of inflation for the past three fiscal years has been minimal.

OFF-BALANCE SHEET TRANSACTIONS:

The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Not Applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would result in interest expense increasing by approximately $221,000 for the period ended July 31, 2006. As of July 31, 2006, the Company had no short-term investments and approximately $22,112,000 borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, because these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2006.

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2006, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

There were no material changes, additions or deletions from our risk factors as presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2006 as filed with the SEC on July 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

(a)  Exhibits:

     Exhibit 10.21 - Twelfth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 31, 2006, filed as Exhibit 10.21.

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

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                    September 14, 2006
-------------------------------------   Date
Gary R. Fairhead
President and CEO
(Principal Executive Officer)


/s/ Linda K. Blake                      September 14, 2006
-------------------------------------   Date
Linda K. Blake
Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer
and Principal Accounting Officer)