Form 10-Q
period 2006-10-31
SIGMATRON INTERNATIONAL INC
filed 2006-12-14
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2006

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

On December 8, 2006, there were 3,794,956 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index


PART I.  FINANCIAL INFORMATION:                                                          Page No.
                                                                                         --------


     Item 1.    Consolidated Financial Statements

                Consolidated Balance Sheets -- October 31, 2006 (Unaudited)
                and April 30, 2006                                                          3

                Consolidated Statements of Operations (Unaudited) --
                Three and Six Months Ended October 31, 2006 and 2005                        4

                Consolidated Statements of Cash Flows (Unaudited) --
                Six Months Ended October 31, 2006 and 2005                                  5

                Notes to Consolidated Financial Statements                                  6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                      11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 17

     Item 4.    Controls and Procedures                                                    17

PART II. OTHER INFORMATION:

     Item 1.    Legal Proceedings                                                          18

     Item 1A.   Risk Factors                                                               18

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                18

     Item 3.    Defaults Upon Senior Securities                                            18

     Item 4.    Submission of Matters to a Vote of Security Holders                        18

     Item 5.    Other Information                                                          19

     Item 6.    Exhibits                                                                   19


                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets


                                                               October 31,
                                                                  2006           April 30,
                                                               (Unaudited)         2006
                                                              ------------     ------------
CURRENT ASSETS:
  Cash                                                        $  2,666,361     $  3,269,925
  Accounts receivable, less allowance for doubtful
  accounts of $268,920 at October 31, 2006
  and April 30, 2006                                            22,715,126       17,747,414
  Inventories, net                                              41,304,499       31,250,050
  Income taxes refundable                                               --          476,000
  Prepaid and other assets                                       1,067,700        1,329,774
  Deferred income taxes                                            964,885          957,069
  Other receivables                                                478,497          332,298
                                                              ------------     ------------

  Total current assets                                          69,197,068       55,362,530

  Property, machinery and equipment, net                        31,322,960       30,544,307

  Other assets                                                   1,233,116        1,548,240
  Intangible assets, net of amortization $967,140                1,802,860        2,186,350
  and $583,650
  Goodwill                                                       9,298,945        9,298,945
                                                              ------------     ------------

  Total assets                                                $112,854,949     $ 98,940,372
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                      $ 20,484,545     $ 13,444,928
  Accrued expenses                                               2,690,709        2,163,542
  Accrued wages                                                  1,735,650        1,743,076
  Income taxes payable                                             270,574          839,438
  Notes payable - bank                                             500,000        1,000,000
  Notes payable - building                                         516,150          430,000
  Capital lease obligations                                      1,372,300        1,408,485
                                                              ------------     ------------

  Total current liabilities                                     27,569,928       21,029,469

  Notes payable - banks                                         28,128,218       21,161,900
  Notes payable- building, less current portion                  3,255,458        3,591,088
  Capital lease obligations, less current portion                2,543,452        2,804,345
  Deferred income taxes                                          2,458,759        2,458,759
                                                              ------------     ------------
  Total long-term liabilities                                   36,385,887       30,016,092
                                                              ------------     ------------

Total liabilities                                               63,955,815       51,045,561

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued and outstanding                             --               --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 3,794,956 and 3,786,956 shares issued
    an outstanding at October 31, 2006 and April 30, 2006           37,950           37,870

  Capital in excess of par value                                19,204,860       19,167,289
  Retained earnings                                             29,656,324       28,689,652
                                                              ------------     ------------

Total stockholders' equity                                      48,899,134       47,894,811
                                                              ------------     ------------

Total liabilities and stockholders' equity                    $112,854,949     $ 98,940,372
                                                              ============     ============


See accompanying notes to financial statements.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations


                                            Three Months Ended     Three Months Ended      Six Months Ended       Six Months Ended
                                                October 31,           October 31,             October 31,            October 31,
                                                   2006                   2005                   2006                   2005
                                               (Unaudited)                                   (Unaudited)
                                            ------------------     ------------------      -----------------      ----------------
Net sales                                      $ 44,858,662          $ 34,893,265             $ 81,818,527           $ 56,205,958
Cost of products sold                            40,002,612            29,874,320               73,103,828             48,645,328
                                               ------------          ------------             ------------           ------------

Gross profit                                      4,856,050             5,018,945                8,714,699              7,560,630

Selling and administrative expenses               3,098,733             2,946,861                6,116,686              5,083,142
                                               ------------          ------------             ------------           ------------

Operating income                                  1,757,317             2,072,084                2,598,013              2,477,488

Other income                                        (97,449)              (36,706)                (148,784)               (76,980)
Interest expense                                    651,095               365,316                1,162,040                499,830
                                               ------------          ------------             ------------           ------------
Income from continuing operations before
  income tax expense                              1,203,671             1,743,474                1,584,757              2,054,638

Income tax expense                                  495,660               519,581                  618,076                640,947
                                               ------------          ------------             ------------           ------------

Income from continuing operations                   708,011             1,223,893                  966,681              1,413,691

Discontinued operations

    (Loss) from operations of discontinued
    Las Vegas location                                   --                (4,199)                      --                (44,741)
Income tax (benefit)                                     --                (1,638)                      --                (17,449)
                                               ------------          ------------             ------------           ------------

Loss on discontinued operation                           --                (2,561)                      --                (27,292)

Net income                                     $    708,011          $  1,221,332             $    966,681           $  1,386,399
                                               ============          ============             ============           ============

Earnings (loss) per share - basic
   Continuing operations                       $       0.19          $       0.33             $       0.25           $       0.38
   Discontinuing operations                              --                    --                       --                  (0.01)
                                               ------------          ------------             ------------           ------------
Total                                          $       0.19          $       0.33             $       0.25           $       0.37
                                               ============          ============             ============           ============

Earnings (loss) per share - diluted
   Continuing operations                       $       0.18          $       0.29             $       0.25           $       0.35
   Discontinuing operations                              --                    --                       --                  (0.01)
                                               ------------          ------------             ------------           ------------
Total                                          $       0.18          $       0.29             $       0.25           $       0.34
                                               ============          ============             ============           ============


Weighted average shares of common
 stock outstanding
Basic                                             3,787,251             3,755,420                3,791,098              3,755,420
                                               ============          ============             ============           ============

Weighted average shares of common
  stock outstanding
Diluted                                           3,872,654             4,187,632                3,877,692              4,074,866
                                               ============          ============             ============           ============


See accompanying notes to financial statements

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows


                                                                                        Six              Six
                                                                                   Months Ended      Months Ended
                                                                                    October 31,       October 31,
                                                                                       2006              2005
                                                                                    (Unaudited)
                                                                                   -------------     ------------
OPERATING ACTIVITIES:
Net  income                                                                         $    966,681      $  1,386,399

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                Depreciation                                                           1,972,547         2,106,626
                Stock-based compensation                                                  20,042                --
                Provision for inventory obsolescence                                          --           160,000
                Deferred income taxes                                                     (7,816)         (236,142)
                Amortization of intangible assets                                        383,490                --
                Gain on sale of discontinued operation                                        --          (310,731)

Changes in operating assets and liabilities, net of acquisition
                Accounts receivable                                                   (4,967,712)          122,682
                Inventories                                                          (10,054,449)       (4,004,187)
                Prepaid expenses and other assets                                        906,999           (48,417)
                Trade accounts payable                                                 7,039,617         1,240,823
                Accrued expenses and wages                                               519,741        (1,059,772)
                Income taxes payable                                                    (568,864)          678,397
                                                                                    ------------      ------------

              Net cash (used in) provided by operating activities                     (3,789,724)           35,678

INVESTING ACTIVITIES:
              Acquisition of Able                                                             --       (16,771,755)
              Sale of machinery and equipment                                                 --         1,705,695
              Purchases of machinery and equipment                                    (2,284,795)       (1,081,548)
                                                                                    ------------      ------------

              Net cash used in investing activities                                   (2,284,795)      (16,147,608)


FINANCING ACTIVITIES:
              Proceeds from issuance of common stock                                      17,600                --
              Proceeds under capital lease obligation                                         --         1,220,559
              Payments under capital lease obligation                                   (763,483)         (581,256)
              Payments other notes payable                                                    --          (300,000)
              Payments under term loan                                                  (250,000)               --
              Proceeds under term loan                                                 1,250,000                --
              Proceeds under lines of credit                                           5,466,318        16,596,994
              Payments under building notes payable                                     (249,480)         (238,729)
                                                                                    ------------      ------------

              Net cash provided by financing activities                                5,470,955        16,697,568

              CHANGE IN CASH                                                            (603,564)          585,638
              Cash at beginning of period                                              3,269,925           184,014
                                                                                    ------------      ------------

              CASH AT END OF PERIOD                                                 $  2,666,361      $    769,652
                                                                                    ============      ============

              Supplementary disclosures of cash flow information
                Cash paid for interest                                              $    830,228      $    461,435
                Cash paid for income taxes, net of refunds                          $  1,054,045      $    145,944


              See accompanying notes to financial statements.

                          SigmaTron International, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2006

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. ("SigmaTron"), its wholly owned subsidiaries Standard Components de Mexico S.A., Ablemex, S.A. de C.V., acquired in July 2005, and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2006, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                          October 31,        April 30,
                              2006              2006
                          -----------       -----------
Finished products         $ 8,741,436       $ 8,216,317
Work-in-process             2,686,926         2,563,334
Raw materials              29,876,137        20,470,399
                          -----------       -----------
                          $41,304,499       $31,250,050
                          ===========       ===========


NOTE C -- STOCK INCENTIVE PLANS

The Company adopted Financial Accounting Standards Board, Share-Based Payment ("SFAS 123(R)") on May 1, 2006, and implemented the new standard utilizing the modified prospective application transition method. SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Compensation expense for which the requisite service requirement that has not been rendered and are outstanding as of the option grant date will be recognized over the remaining service period. In July 2006, the Company granted 10,000 options to a non-executive employee and the per share fair value of the options granted was $6.0125. The Company recognized approximately $20,000 in stock compensation expense associated with the grant and a tax benefit of approximately $7,800 as of October 31, 2006. No options were granted during the quarter ended October 31, 2006.

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

Prior to the adoption of SFAS 123(R), the Company had elected to apply Accounting Principles Board Opinion 25 to account for its stock-based compensation plans, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. This method applied the intrinsic value method for stock options and other awards granted to employees. Had the fair value method been used during the three and six months ended October 31, 2005, the following pro forma net income would be as reported:




                                                       Three Months Ended    Six Months Ended
                                                           October 31,          October 31,
                                                              2005                 2005
                                                       ------------------    ----------------
Net Income, as reported                                    $1,221,332           $1,386,399

Deduct:  total stock-based employee compensation
   expense determined under fair based method for
   awards granted, modified, or settled, net of
   related tax effects                                       (298,189)            (596,378)
                                                           ----------           ----------

Pro forma net income                                       $  923,143           $  790,021
                                                           ==========           ==========



                                                       Three Months Ended    Six Months Ended
                                                           October 31,          October 31,
                                                              2005                 2005
                                                       ------------------    ----------------
Earnings per share
   Basic -- as reported                                       $.33                       $.38
   Basic -- pro forma                                          .25                        .21
                                                              ====                       ====

   Diluted -- as reported                                      .29                        .34
   Diluted -- pro forma                                       $.22                       $.19
                                                              ====                       ====

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                        Six Months Ended
                                                  October 31,     October 31,
                                                     2006            2005
                                                  -----------     ----------
Expected dividend yield                               .0%              0%
Expected stock price volatility                      .750            .800
Average risk-free interest rate                      4.98%           2.20%
Weighted-average expected life of options          6.5 years        5 years


Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. There is no stock option granted on second quarter ended October 31, 2006.

The table below summarizes option activity from the beginning of fiscal year 2006 through October 31, 2006:

                                                                                         Weighted
                                             Number               Range of               average
                                           of options         exercise prices         exercise price
                                           ----------       --------------------      --------------
                                                             Low           High
                                                            -----        ------
Options outstanding at April 30, 2006        523,307        $2.20        $12.25             $7.87
Options granted                               10,000         9.17          9.17              9.17
Exercised                                     (8,000)        2.20          2.20              2.20
                                             -------
Options outstanding at October 31, 2006      525,307        $2.20        $12.25             $7.98
                                             =======        =====        ======             =====

As of October 31, 2006, there was $40,100 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over an average period of the following two years.

Information with respect to stock options outstanding and stock options exercisable at October 31, 2006, follows:


                                                     Options Outstanding
                                -------------------------------------------------------------
                                     Number             Weighted-average         Weighted-
                                 outstanding at            remaining              average
Range of exercise prices        October 31, 2006        contractual life       exercise price
------------------------        ----------------        ----------------       --------------
$2.20 --  5.63                       103,517              4.90 years               $2.51
 9.17 -- 12.25                       421,790              7.85 years               $9.32
                                     -------

Total                                525,307
                                     =======



                                           Options Exercisable
                                  ------------------------------------
                                       Number              Weighted-
                                   exercisable at           average
Range of exercise prices          October 31, 2006      exercise price
------------------------          ----------------      --------------

$2.20 --  5.63                          103,515             $2.51
 9.17 -- 12.25                          399,188             $9.33
                                        -------
Total                                   502,703
                                        =======


NOTE D -- STRATEGIC TRANSACTION

In July 2005, the Company closed on the purchase of all of the outstanding common stock of Able Electronics Corporation ("Able"), a company headquartered in Hayward California, and its wholly owned subsidiary, Ablemex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives:
(1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company beginning in November 1, 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill. Assuming the purchase was recorded as of the first period reported, May 1, 2005, unaudited revenues for the six months ended October 31, 2005, would have been $59,470,073. The unaudited pro-forma dilutive earnings per share would have been $0.13 for the six month period ended October 31, 2005.

NOTE E -- DISCONTINUED OPERATIONS

In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006. A net loss of approximately $4,000 and $45,000 was recorded in the three and six months ended October 31, 2005, respectively.

NOTE F -- FINANCING TRANSACTION

The Company entered into an Amended Loan and Security Agreement in July 2005, which provided for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of: (i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or a percentage of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and includes certain financial covenants. The Amended Loan and Security Agreement also includes a four year term loan in the amount of $3,000,000.

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The amended revolving credit facility is limited to the lesser of: (i) $27,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $13,500,000 or a percentage of the inventory base. The revolving credit facility expires June 30, 2009. The term loan was increased to $4,000,000 from $2,750,000. Interest only is due through June 30, 2007 and quarterly payments of $250,000 are due each quarter beginning with the quarter ending June 30, 2007, through the quarter ending June 30, 2011. In October 2006 the Company further amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 is for a term of six months. At October 31, 2006, the Company was in compliance with its financial covenants and $28,628,218 was outstanding under the revolving credit facility and term loan. There was approximately $4,763,000 of unused credit available as of October 31, 2006.

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

NEW ACCOUNTING STANDARDS:

In June 2006, FASB Interpretation 48 ("FASB 48") "Accounting for Uncertainty in Income Taxes" was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FASB 48 is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of FASB 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period that FASB 48 is adopted. The Company has not yet determined the impact of FASB 48 on its financial statements.


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

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the period ended October 31, 2006.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net sales increased for the three month period ended October 31, 2006 to $44,858,662 from $34,893,265 for the three month period ended October 31, 2005. Net sales for the six months ended October 31, 2006 increased to $81,818,527 from $56,205,958 for the same period in the prior fiscal year. Sales volume increased for the three and six month periods ended October 31, 2006 as compared to the same periods in the prior year in the appliance, fitness, gaming, industrial electronics, life sciences and semiconductor marketplaces. The increase in the industrial electronics, life sciences and semiconductor industries is due to sales to customers and the result of the July 1, 2005 acquisition of Able.

Gross profit decreased during the three month period ended October 31, 2006 to $4,856,050 or 10.7% of net sales, compared to $5,018,945 or 14.4% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2006 to $8,714,699 or 10.7% of net sales, compared to $ 7,560,630 or 13.5% of net sales for the same period in the prior fiscal year. The decrease in the Company's gross margin as a percent of sales for the three and six month periods is the result of pricing pressures within the EMS industry, an increase in manufacturing supplies and component pricing and inefficiencies at it's Tijuana and Hayward operations. The Company believes operational efficiencies will improve at both the Hayward and Tijuana manufacturing facilities during the third and fourth quarters of fiscal year 2007. In addition, the Company has expanded its Tijuana manufacturing operation and will continue to transfer specific production from Hayward to Tijuana. There can be no assurance that gross margins will not continue to decrease in future quarters.

Selling and administrative expenses increased to $3,098,733 or 6.9% of net sales for the three month period ended October 31, 2006 compared to $2,946,861 or 8.5% of net sales in the same period last year. Selling and administrative expenses increased to $6,116,686 or 7.5% of net sales for the six month period ended October 31, 2006 compared to $5,083,142 or 9.0% of net sales in the same period last year. The increase for the three and six month periods ended October 31,2006, is primarily due to an increase in sales and purchasing salary expenses, accounting fees, legal expenditures and an increase in amortization expense due to the Able acquisition. Selling and administrative expenses decreased as a percentage of net sales for the three month and six month periods ended October 31, 2006, due to the increase in sales volume.

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2006 was $651,095 compared to $365,316 for the same period in the prior year. Interest expense increased to $1,162,040 for the six month period ended October 31, 2006 as compared to $499,830 for the same period in the prior year. This change was attributable to the Company's significant increased borrowings under its revolving credit facility and term loan, increased capital lease obligations and higher interest rates. The additional working capital was necessary to support the increase in sales volume.

The effective tax rate from continuing operations for the three and six month periods ended October 31, 2006 was 41.1% and 39.0% respectively. The effective tax rate for the comparable periods in fiscal 2005 was 29.8% and 31.2% for the three and six month periods ended, respectively. The effective tax rate in fiscal 2006 has increased compared to prior periods due to the tax effects of the Company's foreign operations.

In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006. A net loss of approximately $4,000 and $45,000 was recorded in the three and six months ended October 31, 2005, respectively.

Net income decreased to $708,011 for the three month period ended October 31, 2006 compared to $1,221,332 for the same period in the prior year. Basic and dilutive earnings per share for the second fiscal quarter of 2007 were $0.19 and $0.18, respectively, compared to basic and dilutive earnings per share of $0.33 and $0.29, respectively, for the same period in the prior year. For the six months ended October 31, 2006, the Company recorded net income of $966,681 compared to $1,386,399 for the same period in the prior fiscal year. Basic and dilutive earnings per share for the three and six month periods ended October 31, 2006 were $0.25 compared to basic and dilutive earnings per share of $0.37 and $0.34, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

OPERATING ACTIVITIES.

Cash flow used in operating activities was $3,789,724 for the six months ended October 31, 2006, compared to cash provided by operations of $35,678 for the prior fiscal year. During the first six months of fiscal year 2007, cash used in operations was due to an increase in accounts receivable and inventory. The increase in accounts receivable is due to the increase in sales volume. The increase in inventory is primarily attributable to an increase in customer orders and the addition of RoHS compliant inventory. Cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and an increase in trade payables.

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

In July 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward, California and its wholly owned subsidiary, Ablemex S.A. de C.V., located in Tijuana, Mexico. Able was merged into the Company in November 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.

During the six months of fiscal 2007 the Company purchased approximately $2,300,000 in machinery and equipment to be used in the ordinary course of business.

FINANCING TRANSACTIONS.

The Company entered into an Amended Loan and Security Agreement in July 2005, which provided for a revolving credit facility. The maximum borrowing limit under the amended revolving credit facility is limited to the lesser of: (i) $17,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $8,500,000 or a percentage of the inventory base. The Amended Loan and Security Agreement expires on June 30, 2008 and includes certain financial covenants. The Amended Loan and Security Agreement also includes a four year term loan in the amount of $3,000,000.

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The amended revolving credit facility is limited to the lesser of: (i) $27,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $13,500,000 or a percentage of the inventory base. The revolving credit facility expires June 30, 2009. The term loan was increased to $4,000,000 from $2,750,000. Interest only is due through June 30, 2007 and quarterly payments of $250,000 are due each quarter beginning with the quarter ending June 30, 2007, through the quarter ending June 30, 2011. In October 2006 the Company further amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000.

The increase of $5,000,000 is for a term of six months. At October 31, 2006, the Company was in compliance with its financial covenants and $28,628,218 was outstanding under the amended revolving credit facility and term loan. There was approximately $4,763,000 of unused credit available as of October 31, 2006.

The loan and security agreement is collateralized by substantially all of the domestically-located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends.

SigmaTron China entered into a loan agreement in April 2005, which provides for a line of credit from the China Construction Bank. The interest rate under the agreement was 5.76% and at April 30, 2006, $1,237,500 was outstanding under the line of credit. The line of credit is collateralized by the Company's building in Suzhou-Wujiang, China and 60 of the 100 Chinese acres leased at the property. The loan was paid in full in July 2006.

The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal year 2007. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first six months of fiscal year 2007 the Company paid approximately $10,200,000 to its subsidiaries for services provided.

In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At October 31, 2006, approximately $697,000 was outstanding in connection with the financing of that facility.

The impact of inflation for the past three fiscal years has been minimal.

OFF-BALANCE SHEET TRANSACTIONS:

The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

The following table summarizes the Company's contractual obligations at October 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

PAYMENT OBLIGATIONS (INCLUDING INTEREST)

                                                 Less than                                      After 5
                                   Total          1 Year        1-3 Years       3-5 Years        Years
                                 ---------      ----------      ---------       ---------       --------
Notes Payable, including
  current maturities             4,157,224         719,713      3,437,511              0               0

Capital Leases, including
  current maturities             4,408,738       1,630,630      2,636,168        141,940               0

Operating leases                 4,606,546       1,291,797      3,252,649         62,100               0

Bank debt                       33,348,638       3,795,694     29,541,875         11,069               0
                                ----------       ---------     ----------        -------            ----

Total contractual cash
  obligations                   46,521,146       7,437,834     38,868,203        215,109               0
                                ==========       =========     ==========        =======            ====


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would have resulted in interest expense increasing by approximately $374,000 for the period ended October 31, 2006. As of October 31, 2006, the Company had no short-term investments and approximately $28,625,000 borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, because these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2006.

There has been no change in our internal control over financial reporting during the quarter ended October 31, 2006, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 15, 2006, the Company held its 2006 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of
(i) electing one Class I Director to hold office until the 2009 Annual Meeting of Stockholders and (ii) ratifying the selection of BDO Seidman, LLP as independent auditors of the Company. Each holder of common stock is entitled to one vote for each share held on the record date.

The following person was elected as a Class I director to hold office until the 2009 Annual Meeting of Stockholders: Thomas W. Rieck. The number of shares cast for, against and abstained with respect to the nominee were as follows:

          Nominee                    For               Against           Abstain
      ---------------             ---------            -------           -------
      Thomas W. Rieck             3,091,282            40,851               0

There were no broker non-votes with respect to the election of directors. The following persons are directors of the Company whose current term extends beyond the 2006 Annual Meeting of Stockholders: John P. Chen, Gary R. Fairhead, Franklin D. Sove, Dilip S. Vyas and Carl Zemenick. There was no solicitation in opposition to management's nominees for directors.

The stockholders voted to approve the ratification of the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending April 30, 2007. A total of 3,097,908 shares were cast for such ratification, 20,548 shares were opposed and 13,677 shares abstained.

William L. McClelland, a Class I Director, decided not to stand for re-election at the 2006 Annual Meeting. As a result the Company's Board of Directors had resolved that the number of directors be reduced to six with one director to serve as a Class I Director and redesignated to be elected at the 2006 Annual Meeting of Stockholders. At the 2008 Annual Meeting of Stockholders, one of the Class III Directors, whose term will be expiring at that meeting will be redesignated as a Class I Director whose initial term will expire in one year, so that there will be two directors of each Class.

ITEM 5. OTHER INFORMATION.

Thirteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated October 20, 2006.

The credit facility was amended to increase the revolving credit facility from $27 million to $32 million. The increase of $5 million is for a term of 6 months.

ITEM 6. EXHIBITS.

(a)     Exhibits:

        Exhibit 10.22 -- Thirteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated October 20, 2006, filed as Exhibit 10.22.

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

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead                                      December 14, 2006
----------------------------------                        ----------------------
Gary R. Fairhead                                          Date
President and CEO
(Principal Executive Officer)


/s/ Linda K. Blake                                        December 14, 2006
----------------------------------                        ----------------------
Linda K. Blake                                            Date
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer
and Principal Accounting Officer)