Form 10-Q
period 2007-01-31
SIGMATRON INTERNATIONAL INC
filed 2007-03-14
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2007

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

On March 12, 2007, there were 3,794,956 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

                                                                        Page No.
                                                                        --------
PART 1. FINANCIAL INFORMATION:

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - January 31, 2007
            (Unaudited) and April 30, 2006                                  3

            Consolidated Statements of Operations - Three and Nine
            Months Ended January 31, 2007 and 2006                          4

            Consolidated Statements of Cash Flows - Nine Months Ended
            January 31, 2007 and 2006                                       5

            Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12

   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                           17

   Item 4.  Controls and Procedures                                        17

PART II OTHER INFORMATION:

   Item 1.  Legal Proceedings                                              18

   Item 1A. Risk Factors                                                   18

   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds                                                       18

   Item 3.  Defaults Upon Senior Securities                                18

   Item 4.  Submission of Matters to a Vote of Security Holders            18

   Item 5.  Other Information                                              18

   Item 6.  Exhibits                                                       18

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                                              January 31,
                                                                  2007        April 30,
                                                              (Unaudited)       2006
                                                              ------------   -----------
CURRENT ASSETS:
   Cash                                                       $  2,369,154   $ 3,269,925
   Accounts receivable, less allowance for doubtful
      accounts of $268,920 at January 31, 2007
      and April 30, 2006                                        21,512,929    17,747,414
   Inventories, net                                             38,290,480    31,250,050
   Income taxes refundable                                         114,776       476,000
   Prepaid and other assets                                      1,565,222     1,329,774
   Deferred income taxes                                           970,440       957,069
   Other receivables                                               192,252       332,298
                                                              ------------   -----------
   Total current assets                                         65,015,253    55,362,530
   Property, machinery and equipment, net                       31,404,199    30,544,307
   Other assets                                                    945,196     1,548,240
   Intangible assets, net of amortization $1,137,684
      and $583,650                                               1,632,316     2,186,350
   Goodwill                                                      9,298,945     9,298,945
                                                              ------------   -----------
   Total assets                                               $108,295,909   $98,940,372
                                                              ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $ 15,714,231   $13,444,928
   Accrued expenses                                              2,149,687     2,163,542
   Accrued wages                                                 2,318,423     1,743,076
   Income taxes payable                                                 --       839,438
   Notes payable - bank                                            750,000     1,000,000
   Notes payable - building                                        522,070       430,000
   Capital lease obligations                                     1,655,224     1,408,485
                                                              ------------   -----------
   Total current liabilities                                    23,109,635    21,029,469
   Notes payable - banks                                        27,054,611    21,161,900
   Notes payable- building, less current portion                 3,122,686     3,591,088
   Capital lease obligations, less current portion               3,560,269     2,804,345
   Deferred income taxes                                         2,458,759     2,458,759
                                                              ------------   -----------
   Total long-term liabilities                                  36,196,325    30,016,092
                                                              ------------   -----------
Total liabilities                                               59,305,960    51,045,561

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                           --            --
   Common stock, $.01 par value; 12,000,000 shares
      authorized, 3,794,956 and 3,786,956 shares issued an
      outstanding at January 31, 2007 and April 30, 2006            37,950        37,870
   Capital in excess of par value                               19,219,104    19,167,289
   Retained earnings                                            29,732,895    28,689,652
                                                              ------------   -----------
Total stockholders' equity                                      48,989,949    47,894,811
                                                              ------------   -----------
Total liabilities and stockholders' equity                    $108,295,909   $98,940,372
                                                              ============   ===========

See accompanying notes to financial statements.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations

                                                              Three Months   Three Months    Nine Months    Nine Months
                                                                  Ended          Ended          Ended          Ended
                                                               January 31,    January 31,    January 31,    January 31,
                                                                  2007           2006           2007           2006
                                                              ------------   ------------   ------------   ------------
Net sales                                                     $44,584,513    $34,061,657    $126,403,040    $90,267,615
Cost of products sold                                          40,281,945     30,381,859     113,385,773     79,027,187
                                                              -----------    -----------    ------------    -----------
Gross profit                                                    4,302,568      3,679,798      13,017,267     11,240,428
Selling and administrative expenses                             3,519,246      2,886,874       9,635,932      7,970,016
                                                              -----------    -----------    ------------    -----------
Operating income                                                  783,322        792,924       3,381,335      3,270,412
Other income                                                      (59,835)       (80,927)       (208,618)      (157,907)
Interest expense                                                  717,648        435,888       1,879,688        935,718
                                                              -----------    -----------    ------------    -----------
Income from continuing operations before income tax expense       125,509        437,963       1,710,265      2,492,601
Income tax expense                                                 48,937        150,628         667,013        791,575
                                                              -----------    -----------    ------------    -----------
Income from continuing operations                                  76,572        287,335       1,043,252      1,701,026
Discontinued operations
   Gain on sale of Las Vegas operation                                 --             --              --       (310,731)
   (Loss)income from operations of discontinued Las Vegas
      location                                                         --        (15,014)             --        370,486
Income tax benefit                                                     --         (5,855)             --        (23,304)
                                                              -----------    -----------    ------------    -----------
Loss on discontinued operation                                         --         (9,159)             --        (36,451)
Net income                                                    $    76,572    $   278,176    $  1,043,252    $ 1,664,575
                                                              ===========    ===========    ============    ===========
Earnings (loss) per share - basic
   Continuing operations                                      $      0.02    $      0.08    $       0.28    $      0.45
   Discontinuing operations                                            --             --              --          (0.01)
                                                              -----------    -----------    ------------    -----------
Total                                                         $      0.02    $      0.08    $       0.28    $      0.44
                                                              ===========    ===========    ============    ===========
Earnings (loss) per share - diluted
   Continuing operations                                      $      0.02    $      0.07    $       0.27    $      0.41
   Discontinuing operations                                            --             --              --          (0.01)
                                                              -----------    -----------    ------------    -----------
Total                                                         $      0.02    $      0.07    $       0.27    $      0.40
                                                              ===========    ===========    ============    ===========
Weighted average shares of common stock outstanding
Basic                                                           3,794,956      3,755,420       3,789,836      3,755,420
                                                              ===========    ===========    ============    ===========
Weighted average shares of common stock outstanding
Diluted                                                         3,895,939      4,192,229       3,877,564      4,117,358
                                                              ===========    ===========    ============    ===========

See accompanying notes to financial statements

                          SigmaTron International, Inc.
                      Consolidated Statements of Cash Flows

                                                         Nine           Nine
                                                     Months Ended   Months Ended
                                                      January 31,    January 31,
                                                         2007           2006
                                                     ------------   ------------
OPERATING ACTIVITIES:
Net income                                           $ 1,043,252    $  1,664,575
Adjustments to reconcile net income
   to net cash used in operating activities:
      Depreciation                                     3,031,122       3,218,763
      Stock-based compensation                            34,286              --
      Provision for inventory obsolescence                    --         160,000
      Provision for doubtful accounts                         --          10,000
      Deferred income taxes                              (13,371)       (183,273)
      Amortization of intangible assets                  554,034              --
      Gain on sale of discontinued operation                  --        (310,731)
Changes in operating assets and liabilities, net
   of acquisition
      Accounts receivable                             (3,765,515)         90,091
      Inventories                                     (7,040,430)     (4,208,925)
      Prepaid expenses and other assets                  868,866      (1,012,299)
      Trade accounts payable                           2,269,303        (475,014)
      Accrued expenses and wages                         561,492        (808,739)
      Income taxes payable                              (839,438)         98,755
                                                     -----------    ------------
   Net cash used in operating activities              (3,296,399)     (1,756,797)

INVESTING ACTIVITIES:
   Acquisition of Able                                        --     (16,771,755)
   Purchases of machinery and equipment               (1,728,839)     (2,781,631)
   Proceeds from sale of Las Vegas operation                  --       1,705,695
                                                     -----------    ------------
   Net cash used in investing activities              (1,728,839)    (17,847,691)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                 17,600       2,720,415
   Payments under capital lease obligation            (1,159,512)       (938,401)
   Payments other notes payable                               --        (300,000)
   Payments under term loan                             (250,000)
   Proceeds under term loan                            1,250,000              --
   Proceeds under lines of credit                      4,642,711      20,509,702
   Payments under building notes payable                (376,332)       (360,062)
                                                     -----------    ------------
   Net cash provided by financing activities           4,124,467      21,631,654
   CHANGE IN CASH                                       (900,771)      2,027,166
   Cash at beginning of period                         3,269,925         184,014
                                                     -----------    ------------
   CASH AT END OF PERIOD                             $ 2,369,154    $  2,211,180
                                                     ===========    ============
   Supplementary disclosures of cash flow
      information
      Cash paid for interest                         $ 1,890,947    $    886,652
      Cash paid for income taxes, net of (refunds)     1,415,033         796,827

See accompanying notes to financial statements.

                          SigmaTron International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2007

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                    January 31,    April 30,
                        2007          2006
                    -----------   -----------
Finished products   $ 8,959,564   $ 8,216,317
Work-in-process       3,687,303     2,563,334
Raw materials        25,643,613    20,470,399
                    -----------   -----------
                    $38,290,480   $31,250,050
                    ===========   ===========

NOTE C - STOCK INCENTIVE PLANS

The Company adopted Financial Accounting Standards Board, Share-Based Payment ("SFAS 123(R)") on May 1, 2006, and implemented the new standard utilizing the modified prospective application transition method. SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Compensation expense for which the requisite service requirement that has not been rendered and are outstanding as of the option grant date will be recognized over the remaining service period. In July 2006, the Company granted 10,000 options to a non-executive employee and the per share fair value of the options granted was $6.0125. The Company recognized approximately $20,000 in stock compensation expense associated with the grant and a tax benefit of approximately $7,800 as of

October 31, 2006. In the third quarter of fiscal 2007, the Company granted 6,000 options to non-executive employees and the fair value of the option grants were $6.57 and $7.23. The Company recognized approximately $14,245 in stock compensation expense associated with the grants and a tax benefit of approximately $5,550 as of January 31, 2007.

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

Prior to the adoption of SFAS 123(R), the Company had elected to apply Accounting Principles Board Opinion 25 to account for its stock-based compensation plans, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. This method applied the intrinsic value method for stock options and other awards granted to employees. Had the fair value method been used during the three and nine months ended January 31, 2006, the following pro forma net income would be as reported:

                                        Three Months Ended   Nine Months Ended
                                            January 31,         January 31,
                                               2006                 2006
                                        ------------------   -----------------
Net Income, as reported                     $ 278,176           $1,664,575
Deduct: total stock-based employee
   compensation expense determined
   under fair based method for awards
   granted, modified, or settled, net
   of related tax effects                    (291,206)            (873,617)
                                            ---------           ----------
Pro forma net income                        $ (13,030)          $  790,958
                                            =========           ==========

                           Three Months Ended   Nine Months Ended
                               January 31,         January 31,
                                  2006                 2006
                           ------------------   -----------------
Earnings per share
   Basic - as reported           $ .08                 $.45
   Basic - pro forma              (.01)                 .21
                                 =====                 ====
   Diluted - as reported           .07                  .40
   Diluted - pro forma           $(.01)                $.19
                                 =====                 ====

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                Nine Months Ended
                                            -------------------------
                                            January 31,   January 31,
                                                2007          2006
                                            -----------   -----------
Expected dividend yield                         .0%            0%
Expected stock price volatility                 .750          .800
Average risk-free interest rate                4.98%         2.20%
Weighted-average expected life of options    6.5 years      5 years

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. There were 6,000 stock options granted in the third quarter ended January 31, 2007.

The table below summarizes option activity from the beginning of fiscal year 2007 through January 31, 2007:

                                                          Range of
                                                       exercise prices      Weighted
                                            Number     ---------------       average
                                          of options     Low     High    exercise price
                                          ----------    -----   ------   --------------
Options outstanding at May 1, 2006         523,307      $2.20   $12.25        $7.87
Options granted                             16,000       9.17    10.12         9.47
Exercised                                   (8,000)      2.20     2.20         2.20
                                           -------      -----   ------        -----
Options outstanding at January 31, 2007    531,307      $2.20   $12.25        $8.00
                                           =======      =====   ======        =====

As of January 31, 2007, there was approximately $68,570 of unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over an average period of 2.67 years.

Information with respect to stock options outstanding and stock options exercisable at January 31, 2007, follows:

                                            Options Outstanding
                           ----------------------------------------------------
                                Number        Weighted-average      Weighted-
                            outstanding at        remaining          average
Range of exercise prices   January 31, 2007   contractual life   exercise price
------------------------   ----------------   ----------------   --------------
$2.20 - 5.63                    103,515          4.65 years           $2.51
 9.17 - 12.25                   427,792          8.06 years           $9.33
                                -------
Total                           531,307
                                =======

                                  Options Exercisable
                           ---------------------------------
                                Number          Weighted-
                            exercisable at       average
Range of exercise prices   January 31, 2007   exercise price
------------------------   ----------------   --------------
$2.20 - 5.63                    103,515            $2.51
 9.17 - 12.25                   399,186            $9.33
                                -------
Total                           502,701
                                =======

NOTE D - STRATEGIC TRANSACTION

In July 2005, the Company closed on the purchase of all of the outstanding common stock of Able Electronics Corporation ("Able"), a company headquartered in Hayward California, and its wholly owned subsidiary, Ablemex S.A. de C.V., located in Tijuana, Mexico. Able was an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives:
(1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company beginning November 1, 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill. Assuming the purchase was recorded as of the first period reported, May 1, 2005, unaudited revenues for the three and nine months ended January 31, 2006, would have been $24,576,808 and $93,531,730, respectively. The unaudited pro-forma dilutive earnings per share for the three and nine month period ended January 31, 2006, would have been ($.27) and $.13, respectively.

NOTE E - DISCONTINUED OPERATIONS

In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006. A net loss of approximately $9,000 and $36,000 was recorded in the three and nine months ended January 31, 2006, respectively.

NOTE F - FINANCING TRANSACTION

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

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The amended revolving credit facility is limited to the lesser of: (i) $27,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $13,500,000 or a percentage of the inventory base. The revolving credit facility expires June 30, 2009. The term loan was increased to $4,000,000 from $2,750,000. Interest payments only are due through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30, 2007, through the quarter ending June 30, 2011. In October 2006, the Company further amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 is for a term of six months. At January 31, 2007, the Company was in compliance with its financial covenants and in the third quarter of fiscal year 2007 the interest coverage covenant was amended. At January 31, 2007 $27,804,611 was outstanding under the revolving credit facility and term loan. There was approximately $3,158,000 of unused credit available as of January 31, 2007.

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

As the demand for electronic products has continued to increase over the past months, the lead-time for many components has increased. Pricing for some components and related commodities has escalated due to the increased demand and the transition to European Union Restriction of Use of Hazardous Substances, ("RoHS") components and may continue to increase in future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

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

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the period ended January 31, 2007.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The Company has recently experienced a general softening in customer demand across many of the markets it serves. The softening has not been significant, but may effect the fourth quarter of fiscal year 2007.

RESULTS OF OPERATIONS:

Net Sales

Net sales increased for the three month period ended January 31, 2007 to $44,584,513 from $34,061,657 for the three month period ended January 31, 2006. Net sales for the nine months ended January 31, 2007 increased to $126,403,040 from $90,267,615 for the same period in the prior fiscal year. Sales volume increased for the three and nine month periods ended January 31, 2007 as compared to the same periods in the prior year in the appliance, fitness, gaming, industrial and life sciences marketplaces. The increase in sales volume in the industrial and life sciences industries to customers is the result of the July 1, 2005 acquisition of Able.

Gross Profit

Gross profit increased during the three month period ended January 31, 2007 to $4,302,568 or 9.6% of net sales, compared to $3,679,798 or 10.8% of net sales for the same period in the prior fiscal year. Gross profit increased for the nine month period ended January 31, 2007 to $13,017,267 or 10.3% of net sales, compared to $ 11,240,428 or 12.5% of net sales for the same period in the prior fiscal year. The decrease in the Company's gross margin as a percent of sales for the three and nine month periods is the result of pricing pressures within the EMS industry, increasing raw material costs driven primarily by increases in commodities such as copper and oil and inefficiencies at its Hayward and Tijuana operations. The Company is focused on correcting the problems at Hayward and Tijuana and is slowly making progress. In addition, the Company has expanded its Tijuana manufacturing operation and has transferred production from Hayward to Tijuana. There can be no assurance that gross margins will not continue to decrease in future quarters.

Selling and Administrative Expenses

Selling and administrative expenses increased to $3,519,246 or 7.9% of net sales for the three month period ended January 31, 2007 compared to $2,886,874 or 8.5% of net sales in the same period last year. Selling and administrative expenses increased to $9,635,932 or 7.6% of net sales for the nine month period ended January 31, 2007 compared to $7,970,016 or 8.8% of net sales in the same period last year. The increase for the three and nine month periods ended January 31,2007, is primarily due to an increase in sales and purchasing salary expenses, commissions, accounting and legal fees, IT salaries and an increase in variable compensation. Selling and administrative expenses decreased as a percentage of net sales for the three month and nine month periods ended January 31, 2007, due to the increase in sales volume.

Interest Expense

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2007 was $717,648 compared to $435,888 for the same period in the prior year. Interest expense increased to $1,879,688 for the nine month period ended January 31, 2007 as compared to $935,718 for the same period in the prior year. This change was attributable to the Company's significant increased borrowings under its revolving credit facility and term loan, increased capital lease obligations and higher interest rates. The additional working capital was necessary to support the increase in sales volume.

Taxes

The effective tax rate from continuing operations for the three and nine month periods ended January 31, 2007 was 39.0%. The effective tax rate for the comparable periods in fiscal 2006 was 34.4% and 31.8% for the three and nine month periods ended, respectively. The effective tax rate in fiscal 2007 has increased compared to prior periods due to the tax effects of the Company's foreign operations.

In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer's purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006. A net loss of approximately $9,000 and $36,000 was recorded in the three and nine months ended January 31, 2006, respectively.

Net Income

Net income from continuing operations decreased to $76,572 for the three month period ended January 31, 2007 compared to $278,176 for the same period in the prior year. Basic and diluted earnings per share for the third fiscal quarter of 2007 were $0.02, compared to basic and diluted earnings per share of $0.08 and $0.07, respectively, for the same period in the prior year. For the nine months ended January 31, 2007, the Company recorded net income from continuing operations of $1,043,252 compared to $1,701,026 for the same period in the prior fiscal year. Basic and diluted earnings per share for the nine month period ended January 31, 2007 were $0.28 and $0.27 respectively, compared to basic and dilutive earnings per share of $0.44 and $0.40, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

OPERATING ACTIVITIES.

Cash flow used in operating activities was $3,296,399 for the nine months ended January 31, 2007, compared to $1,756,797 for the prior fiscal year. During the first nine months of fiscal year 2007, cash used in operations was due to an increase in accounts receivable and inventory. The increase in accounts receivable is due to the increase in sales volume. The increase in inventory is primarily attributable to an increase in customer orders and the addition of RoHS compliant inventory. Cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and an increase in trade payables.

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

In July 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward, California and its wholly owned subsidiary, Ablemex S.A. de C.V., located in Tijuana, Mexico. Able was merged into the Company in November 2005 and currently operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.

During the first nine months of fiscal 2007, the Company purchased approximately $3,890,000 in machinery and equipment to be used in the ordinary course of business.

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

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The amended revolving credit facility is limited to the lesser of: (i) $27,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $13,500,000 or a percentage of the inventory base. The revolving credit facility expires June 30, 2009. The term loan was increased to $4,000,000 from $2,750,000. Interest payments only are due through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30, 2007, through the quarter ending June 30, 2011. In October 2006, the Company further amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 is for a term of six months. At January 31, 2007, the Company was in compliance with its financial covenants and in the third quarter of fiscal year 2007 the interest coverage covenant was amended. At January 31, 2007 $27,804,611 was outstanding under the revolving credit facility and term loan. There was approximately $3,158,000 of unused credit available as of January 31, 2007.

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

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first nine months of fiscal year 2007 the Company paid approximately $15,374,000 to its subsidiaries for services provided.

In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At January 31, 2007, approximately $614,750 was outstanding in connection with the financing of that facility.

OFF-BALANCE SHEET TRANSACTIONS:

The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would have resulted in interest expense increasing by approximately $208,500 for the nine month period ended January 31, 2007. As of January 31, 2007, the Company had no short-term investments and approximately $27,800,000 of borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, because these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2007.

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2007, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There were no material changes from our risk factors as presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006 as filed with the SEC on July 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Fourteen Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated January 2007.

The agreement was amended to change the interest ratio financial covenant.

ITEM 6. EXHIBITS.

(a)  Exhibits:

     Exhibit 10.23 - Fourteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated January 2007, filed as Exhibit 10.23.

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

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                    March 14, 2007
-------------------------------------   Date
Gary R. Fairhead
President and CEO (Principal
Executive Officer)


/s/ Linda K. Blake                      March 14, 2007
-------------------------------------   Date
Linda K. Blake
Chief Financial Officer, Secretary
and Treasurer (Principal Financial
Officer and Principal Accounting
Officer)