Form 10-K
period 2007-04-30
SIGMATRON INTERNATIONAL INC
filed 2007-07-24
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended April 30, 2007.

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

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) was $36,317,729 based on the closing sale price of $9.57 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant's Common Stock, as of July 13, 2007, was 3,794,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2007 annual meeting of stockholders, which will be filed within 120 days of the fiscal year ended April 30, 2007, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

   ITEM 1.  BUSINESS ......................................................    4
   ITEM 1A. RISK FACTORS ..................................................   10
   ITEM 1B. UNRESOLVED STAFF COMMENTS .....................................   14
   ITEM 2.  PROPERTIES ....................................................   14
   ITEM 3.  LEGAL PROCEEDINGS .............................................   15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   15

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ..........   16
   ITEM 6.  SELECTED FINANCIAL DATA .......................................   17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................   17
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK ..........................................   25
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................   25
   ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ........................   25
   ITEM 9A. CONTROLS AND PROCEDURES .......................................   25
   ITEM 9B. OTHER INFORMATION .............................................   26

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............   26
   ITEM 11. EXECUTIVE COMPENSATION ........................................   26
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .............   26
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   27
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................   27

PART IV

   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ....................   27

SIGNATURES ................................................................   30

                                     PART 1

ITEM 1. BUSINESS

CAUTIONARY NOTE:

     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., acquired in July 2005, and its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (collectively the "Company") and other items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. Words such as "continue," "anticipate," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; the Company's ability to continue to produce products that are in compliance with the European Standard of "Restriction of Use of Hazardous Substance ("RoHS"); the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth, including its expansion into China and its integration of the operation of Able Electronics Corp. ("Able") acquired in July 2005. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report, and the Company undertakes no obligation to update such statements in light of future events or otherwise.

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

     During August and September 2004 the Company acquired all the interests of the outside investors in its affiliate, SMT Unlimited L.P. ("SMTU"), and the general partner of SMTU, SMT Unlimited, Inc. On

October 1, 2004, SMT Unlimited, Inc. was liquidated and on November 1, 2004 SMT Unlimited, Inc. was merged into the Company, resulting in SMTU becoming an operating division of the Company. Prior to the acquisition by the Company, SMTU was consolidated under FASB Interpretation No. 46 ("FIN 46R") Consolidation of Variable Interest Entities.

     In July 2005 the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward, California, and its wholly owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers ("OEMs") in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) diversify markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility (Tijuana, Mexico), (3) creating an opportunity to consolidate the California operations into one facility, and (4) generating incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company on November 1, 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.

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

     Assembly and Manufacturing. The Company's core business is the assembly of printed circuit boards through the automated and manual insertion of components on to raw printed circuit boards. The Company offers its assembly services using both pin-through-hole ("PTH") and surface mount ("SMT") interconnect technologies at all of its manufacturing locations. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is an advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows OEMs to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and, thus, board and system performance.

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

     Manufacturing and Related Services. The Company offers RoHS compliant assembly services in order to comply with the European Union environmental mandate that became effective 2006 and is currently performing RoHS compliant assembly services at each of its manufacturing locations. The Company also provides quick turnaround, turnkey prototype services at all of its locations. In Elk Grove Village, the Company offers touch screen / LCD assembly services in a clean room environment. In Acuna, Mexico, the Company offers parylene coating services. In Tijuana, Mexico, the Company offers diagnostic, repair and rework services for power supplies. In all locations, the Company offers box-build services, which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products. Finally, the Company designs and manufactures DC to AC inverters.

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

MARKETS AND CUSTOMERS

     The Company's customers are in the appliance, gaming, industrial electronics, fitness, life sciences, semiconductor, telecommunications, consumer electronics and automotive industries. As of April 30, 2007, the Company had approximately 140 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

                                                                          PERCENT OF NET SALES
                                                                        ------------------------
                                            TYPICAL                     FISCAL   FISCAL   FISCAL
MARKETS                                 OEM APPLICATION                  2005     2006     2007
-------                                 ---------------                 ------   ------   ------
Appliances                Household appliance controls                   37.1%    37.6%    37.6%
Industrial Electronics    Motor controls, power supplies                 15.6     18.8     23.9
Fitness                   Treadmills, exercise bikes                     18.5     20.0     16.7
Telecommunications        Routers                                        10.0     11.1      6.3
Gaming                    Slot machines, lighting displays               11.6      2.3      5.7
Life Sciences             Clinical diagnostic systems and instruments      --      5.0      4.2
Semiconductor Equipment   Process control and yield management
                             solutions for semiconductor productions       --      3.9      4.1
Consumer Electronics      Carbon monoxide alarms, sprinkler systems,
                             battery backup sump pumps                    6.4      1.1      0.8
Automotive                Automobile interior lighting                    0.8      0.2      0.7
                                                                          ---      ---      ---
Total                                                                     100%     100%     100%
                                                                          ===      ===      ===

     For the fiscal year ended April 30, 2007, Spitfire Controls, Inc. and Life Fitness accounted for 24.8% and 16.9%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2006, Spitfire Controls, Inc. and Life Fitness accounted for 30.1% and 19.7%, respectively, of the Company's net sales. For the fiscal year ended April 30, 2005, Spitfire Controls, Inc. and Life Fitness accounted for 31.5% and 17.5%, respectively, of the Company's net sales. Although the Company does not have long term contracts with these two customers, the Company expects that these customers will continue to account for a significant percentage of the Company's net sales, although the individual percentages may vary from period to period.

SALES AND MARKETING

     The Company markets its services through 11 independent manufacturers' representative organizations that together currently employ approximately 37 sales personnel in the United States and Canada. Independent manufacturers' representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company's senior management are actively involved in sales and marketing efforts, and the Company has 5 direct sales employees.

     Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the fiscal year ended April 30, 2007.

     In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings; such fluctuations may continue.

MEXICO AND CHINA OPERATIONS

     The Company's wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968. The Company's wholly owned subsidiary AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal year 2007 the Company paid approximately $19,400,000 to its subsidiaries for services provided.

     In May 2002 the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2007, approximately $531,500 was outstanding in connection with the financing of that facility.

     The Company's wholly-owned foreign enterprise SigmaTron China is located in Wujiang, China. Wujiang is located approximately 15 miles south of Suzhou, China and 60 miles west of Shanghai, China.

     The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years (Footnote J, contingencies). The Company built a manufacturing plant, office space and dormitories on this site during 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. SigmaTron China operates at this site as the Company's wholly-owned foreign enterprise. At April 30, 2007, this operation had 213 employees.

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

CONSOLIDATION

     The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A. and AbleMex S.A. de C.V., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch, is the U.S. dollar.

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

GOVERNMENTAL REGULATIONS

     The Company's operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that the Company's business is operated in material compliance with all such regulations. To date, the cost to the Company of such compliance has not had a material impact on the Company's business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. Further, the Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material impact on the Company's business, financial condition and results of operations. In addition, effective mid-2006 the Company's customers were required to be in compliance with the European Standard of RoHS directive for all of their products that ship to the European marketplace. The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations.

BACKLOG

     The Company's backlog as of April 30, 2007, was approximately $47,680,000. The Company currently expects to ship substantially all of the remaining April 30, 2007, backlog by the end of the 2008 fiscal year. Backlog as of April 30, 2006, totaled approximately $52,875,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.

EMPLOYEES

     The Company employed approximately 2,470 people as of April 30, 2007, including 128 engaged in engineering or engineering related services, 2,037 in manufacturing and 305 in administrative and marketing functions.

     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company's workers in Elk Grove Village, Illinois which expires on November 30, 2009. The Company's

Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company's workers in Acuna, Mexico which expires on January 15, 2008.

     Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANTS

NAME                  AGE                         POSITION
----                  ---                         --------
Gary R. Fairhead       55   President and Chief Executive Officer. Gary R.
                            Fairhead has been the President of the Company since
                            January 1990. Gary R. Fairhead is the brother of
                            Gregory A. Fairhead.

Linda K. Blake         46   Chief Financial Officer, Vice President - Finance,
                            Treasurer and Secretary since February 1994.

Gregory A. Fairhead    51   Executive Vice President - Operations and Assistant
                            Secretary. Gregory A. Fairhead has been Executive
                            Vice President since February 2000 and Assistant
                            Secretary since 1994. Mr. Fairhead was Vice
                            President - Mexican Operations for the Company from
                            February 1990 to February 2000. Gregory A. Fairhead
                            is the brother of Gary R. Fairhead.

John P. Sheehan        46   Vice President - Director of Materials and Assistant
                            Secretary since February 1994.

Daniel P. Camp         58   Vice President - China Operation since 2003, and
                            General Manager/Vice President of Mexican Operations
                            from 1994 to 2003.

Raj B. Upadhyaya       52   Executive Vice President - Hayward / Tijuana since
                            2005. Mr. Upadhyaya was the Vice President of the
                            Fremont operation (SMTU) from 2001 until 2005.

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

THE COMPANY'S ABILITY TO SECURE AND MAINTAIN SUFFICIENT CREDIT ARRANGEMENTS IS KEY TO ITS CONTINUED OPERATIONS.

     On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The Company also has a term loan which was increased in July 2006 to $4,000,000 from $2,750,000 on July 31, 2006. Interest payments only are due monthly through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30 2007, through the quarter ending June 30, 2011. Interest payments continue to be due monthly throughout the term. In October 2006, the Company amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 was for a term of six months and expired on April 30, 2007. In April 2007, the amended revolving credit facility was renewed in the amount of $32,000,000 and will expire on September 30, 2009. The amended revolving credit facility is limited to the lesser of: (i) $32,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16,000,000 or a percentage of the inventory base. In January and April 2007, the Company's financial covenants were amended. On April 30, 2007, $24,219,015 was outstanding under the revolving credit facility and $4,000,000 under the term loan. There was approximately $5,100,000 of unused credit available as of April 30, 2007. The Company was in compliance with its financial covenants at April 30, 2007.

     The Company anticipates credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal year 2008. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

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

     -    Market demand and acceptance of our customers' products

     -    Price erosion within the EMS marketplace

     - Capital equipment requirements needed to remain technologically competitive

THE COMPANY'S CUSTOMER BASE IS CONCENTRATED.

     Sales to the Company's five largest customers accounted for 56%, 64% and 63% of net sales for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. Further, the Company's two largest customers accounted for 24.8% and 16.9% of net sales, for the fiscal year ended April 30, 2007. Significant reduction in sales to any of the Company's major customers or the loss of a major customer could have a material impact on the Company's operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

     Effective mid-2006 the Company's customers were required to be in compliance with the European Standard of RoHS for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. In addition, electronic component manufacturers must produce electronic components which are lead-free. The Company relies on numerous third-party suppliers for components used in the Company's production process. Customers' specifications may require the Company to obtain components from a single source or a small number of suppliers. The inability to utilize any such suppliers could have a material impact on the Company's results of operations.

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

THE COMPANY HAS FOREIGN OPERATIONS THAT MAY POSE ADDITIONAL RISKS.

     A substantial part of the Company's manufacturing operations is based in Mexico. Therefore, the Company's business and results of operations are dependent upon numerous related factors, including the stability of the Mexican economy, the political climate in Mexico and Mexico's relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in Mexico, and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico.

     The Company has opened an operation in China in order to better support and grow its customer base. The success of the operation is dependent on the Company's ability to obtain new business; to hire and train qualified personnel; and to implement an efficient manufacturing environment. Other factors could have a material impact on the business, including the Chinese political climate and its relations with the United States and the stability of the Chinese economy.

     The Company obtains many of its materials and components through its office in Taipei, Taiwan and, therefore, the Company's access to these materials and components is dependent on the continued viability of its Asian suppliers.

INABILITY TO MANAGE GROWTH.

     The Company may not effectively manage its growth and successfully integrate the management and operations of its acquisition. Acquisitions involve significant financial and operating risks that could have a material adverse effect on the Company's results of operations.

DISCLOSURE AND INTERNAL CONTROLS.

     The Company's management, including the CEO and CFO, do not believe that its disclosure controls and internal controls will prevent all errors and all fraud. Controls can provide only reasonable assurance that the procedures will meet the control objectives. Controls are limited in their effectiveness by human error, including faulty judgments in decision-making. Further, controls can be circumvented by collusion of two or more people or by management override of controls. Because of the limitations of a cost effective control system, error and fraud may occur and not be detected. In July 2007, the Company amended its Code of Conduct policy to include a fraud prevention policy, requiring diligence and reporting to senior management any suspected fraud activity. In addition, the Company has a number of internal control policies designed to discover and deal with potential fraud activities.

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

THE PRICE OF THE COMPANY'S STOCK IS VOLATILE.

     The price of the Company's common stock historically has experienced significant volatility due to fluctuations in the Company's revenue and earnings, other factors relating to the Company's operations, the market's changing expectations for the Company's growth, overall equity market conditions and other factors unrelated to the Company's operations. In addition, the limited float of the Company's common stock and the limited number of market makers also affect the volatility of the Company's common stock. Such fluctuations are expected to continue in the future.

THE COMPANY'S GOODWILL MAY BE IMPAIRED IN FUTURE PERIODS.

     Current accounting standards require an annual assessment of goodwill for impairment. This annual assessment requires the Company to determine the fair value of its reporting unit and compare this fair value to the carrying value of the reporting unit. In the event the carrying value exceeds the fair value of the reporting unit, the Company would be required to calculate a goodwill impairment charge. Determination of the fair value of the reporting unit involves consideration of several factors, including the market price of the Company's common stock, as well as current and projected performance of the Company. The Company completed its annual goodwill impairment test for the year ended April 30, 2007. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended April 30, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 1%. However, in the event the Company does not achieve projected performance or there is a decline in the market price of the Company's stock, we may be required to record an impairment charge for goodwill in the future, which charge would reduce net income and earnings per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     At April 30, 2007, the Company had manufacturing facilities located in Elk Grove Village, Illinois, Hayward, California and Acuna and Tijuana, Mexico and Wujiang, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Acuna, Mexico; Hayward, California; and Taipei, Taiwan offices and a warehouse facility in Huntsville, Alabama.

     Certain information about the Company's manufacturing, warehouse and purchasing facilities is set forth below:

                         SQUARE                                                    OWNED/
       LOCATION           FEET                   SERVICES OFFERED                  LEASED
       --------         -------                  ----------------                  ------
Suzhou-Wujiang, China   147,500   High volume assembly, and testing of PTH and        *
                                  SMT, box-build
Hayward, CA             126,000   Assembly and testing of PTH, SMT and BGA,        Leased
                                  box-build, prototyping, warehousing
Elk Grove Village, IL   118,000   Corporate headquarters, assembly and testing      Owned
                                  of PTH, SMT and BGA, box-build, prototyping,
                                  warehousing
Acuna, Mexico           115,000   High volume assembly, and testing of PTH and      Owned
                                  SMT, box-build, transformers                       **
Las Vegas, NV            38,250   N/A                                              Leased
                                                                                    ***
Del Rio, TX              36,000   Warehouse, portion of which is bonded            Leased
Tijuana, Mexico          67,700   High volume assembly, and testing of PTH and     Leased
                                  SMT, box-build
Fremont, CA              24,500   N/A                                              Leased
                                                                                    ****
Taipei, Taiwan            2,900   Materials procurement, alternative sourcing      Leased
                                  assistance and quality control
Huntsville, AL and        *****   Just-in-time inventory management and delivery    *****
Tlaquepaque, Mexico

* The Company's Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term (Footnote J, contingencies).

**   A portion of the facility is leased.

*** During fiscal year 2006 the Las Vegas operation was sold. The Company continues to be obligated under the primary lease agreement for the facility and sublets the property to other occupants.

**** In fiscal year 2006 the Fremont operation was consolidated into the Hayward operation. The Company was obligated under the primary lease until December 31, 2006.

***** There is no lease for this facility. The Company has entered into a service agreement whereby contracted warehouse personnel provide services for the Company and its customer.

     The Hayward, California and Tijuana, Mexico properties and a portion of the Del Rio, Texas property are occupied pursuant to leases of the premises. The lease agreements for the Nevada, Texas and California properties expire October 2009, December 2015 and September 2010, respectively. The Tijuana, Mexico leases expire June 2009. The Alabama space is provided under a service agreement. The Company's manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Mexico, which is leased. The properties in Acuna, Mexico and Illinois are financed under separate mortgage agreements, which mature in November 2008. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities.

     The Company believes the existing facilities will meet its future needs. However, the Company is considering expanding its Acuna manufacturing operation during fiscal 2008. All facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

     Since the beginning of the 2007 fiscal year, the Company was not a party to any material legal proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

     The Company's common stock is traded on the Nasdaq Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low bid information for the common stock for the periods ended April 30, 2007, and 2006.

                            Common Stock as Reported
                                    by Nasdaq

Period            High     Low
------            ----     ---
Fiscal 2007:
Fourth Quarter   $10.95   $7.90
Third Quarter     11.00    8.56
Second Quarter    10.94    7.32
First Quarter     10.19    7.11

Fiscal 2006:
Fourth Quarter   $12.03   $8.60
Third Quarter     12.34    6.61
Second Quarter    11.17    6.15
First Quarter     11.96    9.75

     As of July 13, 2007, there were approximately 65 holders of record of the Company's common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,690 beneficial owners of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                         Years Ended April 30
                                                 (In thousands except per share data)
                                          -------------------------------------------------
                                            2007       *2006      2005      2004      2003
                                          --------   --------   -------   -------   -------
Net Sales                                 $165,909   $124,786   $94,312   $84,178   $84,342
Income before income tax
   expense (benefit), minority
   interest and discontinued operations      2,595      2,862     8,150     8,446     6,432
Net Income from continuing
   operations                                1,698      1,926     4,840     4,934     4,063
Net Income (loss) from discontinued
   operation                                    --        (44)     (141)      467     1,651
Net Income                                   1,698      1,882     4,699     5,406     5,714
Earnings (loss) per share-basic
   Continuing operations                      0.45       0.51      1.29      1.44      1.41
   Discontinued operations                   (0.00)     (0.01)    (0.04)     0.14      0.57
                                           -------     ------    ------    ------    ------
Total                                         0.45       0.50      1.25      1.58      1.98
                                           =======     ======    ======    ======    ======
Earnings (loss) per share-diluted
   Continuing operations                      0.44       0.49      1.27      1.39      1.21
   Discontinued operations                   (0.00)     (0.01)    (0.04)     0.14      0.49
                                           -------     ------    ------    ------    ------
Total                                         0.44       0.48      1.23      1.53      1.70
                                           =======     ======    ======    ======    ======
Total assets                               109,402     98,940    66,543    62,998    53,400
Long-term debt and capital lease
   obligations (including current
   maturities                               36,551     30,396     7,194     7,025     9,911

* The financial data for 2006 includes the Hayward and Tijuana operations, which were acquired in July 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., acquired in July 2005, and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (collectively the "Company") and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company's business or results of operations. Words such as "continue," "anticipate," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the variability of our customers' requirements; the availability and cost of necessary components and materials; the Company's ability to continue to produce products that are in compliance with RoHS; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth, including its expansion into China and its integration of the Able operation acquired in July 2005. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

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

     Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These rules, regulations, and requirements have increased the company's legal expenses, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting, shareholders could lose confidence in the reliability of the Company's financial statements, which could have a material adverse impact on the value of the Company's stock.

     Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the year ended April 30, 2007.

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

     Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customers' specifications. Historically, the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

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

     Goodwill and Other Intangibles - The Company adopted on June 1, 2001, SFAS No. 141 "Business Combinations". Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of fiscal 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded. The Company calculates fair value of the reporting unit utilizing a combination of a discounted cash flow approach and certain market approaches which considered both the Company's market capitalization and trading multiples of comparable companies. The calculations of fair value of the reporting unit involves significant judgment and different underlying assumptions could result in different calculated fair values. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended April 30, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unity by approximately 1%. However, in the event the Company does not achieve projected performance or there is a decline in the market price of the Company's stock, we may be required to record an impairment charge for goodwill in the future, which charge would reduce net income and earnings per share.

NEW ACCOUNTING STANDARDS -

     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financials instruments acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 will have a material impact on its consolidated financial statements.

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance and derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of May 1, 2007, as required. The Company has estimated that its potential impact to retained earnings is expected to be no greater than $500,000.

     In September 2006, FASB issued SFAS No. 157 (SFAS 157), "Fair Value Measurements". SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 may have on its financial statements.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Options for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 may have on financial statements.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED APRIL 30, 2007 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2006

     Net sales increased 32.9% to $165,909,106 in fiscal year 2007 from $124,786,476 in the prior year. The Company's sales increased in the industrial electronics, appliance, gaming, telecommunications, fitness, semiconductor and life sciences marketplaces during fiscal year 2007 as compared to the prior year. The increase in sales volume was partially offset by price reductions to customers. The Company anticipates pricing pressures from customers will continue in fiscal year 2008. The increase in the industrial electronics, semiconductor and life sciences industries is primarily due to sales to customers as the result of the acquisition of Able. The increase in sales in the appliance, gaming, telecommunications and fitness marketplaces is primarily due to sales to customers existing prior to the Able acquisition. The increase in sales for fiscal year

2007 was also due to short term demand related to the RoHS standard transition and the addition of several new significant customers.

     The Company's sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order terminations, the life cycle of customer products and product transition. There can be no assurance that sales levels or gross margins will remain stable in future periods. Sales to the Company's five largest customers accounted for 56% and 64% of net sales for fiscal years 2007 and 2006, respectively.

     Gross profit increased to $17,758,756 or 10.7% of net sales in fiscal year 2007 compared to $14,800,099 or 11.9% of net sales in the prior period. The decrease in the Company's gross profit as a percentage of sales is the result of the operating inefficiencies caused by the RoHS conversion required by many customers, and the longer than expected integration of Able into SigmaTron. The Company also experienced increased raw material cost for various integrated circuits, plastics and stamping due to soaring commodity prices, for steel and precious metals, and continuous pricing pressures from customers. Transportation and regulatory costs also escalated.

     Selling and administrative expenses increased in fiscal year 2007 to $12,872,353 or 7.8% of net sales compared to $10,925,646 or 8.8% of net sales in fiscal year 2006. The increase is primarily due to additional personnel in the sales and purchasing departments and an increase in commission expense. Amortization expense increased in fiscal 2007 due to the intangibles related to the acquisition of Able. The Company anticipates it will incur additional professional fees related to Sarbanes-Oxley, specifically in compliance with the requirements of Section 404, Internal Control Over Financial Reporting, in future periods.

     Interest expense increased to $2,574,180 in fiscal year 2007 compared to $1,421,455 in fiscal year 2006. The interest expense increased due to increased borrowings under the Company's lines of credit to support working capital requirements, additional capital leases for machinery and equipment and rising interest rates. Interest expense for fiscal year 2008 is expected to be comparable to the amount of interest expense recorded in fiscal year 2007.

     In fiscal year 2007 tax expense from continuing operations was $896,179 which resulted in an effective rate of 34.5% compared to $935,589 in income tax expense and an effective rate of 32.7% in fiscal year 2006. The tax rate in fiscal years 2007 and 2006 is impacted by the Company's operations in foreign countries.

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

     Net income decreased to $1,698,324 in fiscal year 2007 compared to $1,882,132 in fiscal year 2006. Diluted earnings per share for the year ended April 30, 2007, was $0.44 compared to $0.48 in fiscal year 2006. Basic earnings per share was $0.45 and $0.50 for the year ended April 30, 2007 and 2006, respectively.

FISCAL YEAR ENDED APRIL 30, 2006 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2005

     Net sales increased 32.3% to $124,786,476 in fiscal year 2006 from $94,312,573 in the prior year. The Company's sales increased in the industrial electronics, fitness, life sciences, semiconductor and appliance marketplaces during fiscal year 2006 as compared to the prior year. The increase in sales volume in the appliance and fitness industries was partially offset by price reductions to customers. The Company anticipates pricing pressures from customers will continue in fiscal year 2007. The increase in the industrial electronics, life sciences and semiconductor industries is primarily due to sales to new customers as the results of acquisition of Able. The acquisition of Able has allowed the Company to make strides towards achieving four objectives:
(1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services.

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

     Net income decreased to $1,882,132 in fiscal year 2006 compared to $4,698,799 in fiscal year 2005. Diluted earnings per share for the year ended April 30, 2006, was $0.48 compared to $1.23 in fiscal year 2005. Basic earnings per share was $0.50 and $1.25 for the years ended April 30 2006, and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flow (used in) operating activities was ($2,308,847) for the year ended April 30, 2007 compared to cash flow provided by operations of $1,997,144 in fiscal 2006. Cash used in operations was the result of a significant increase in inventories of $10,075,504 and an increase in accounts receivable of $2,549,567. The increase in inventories is attributable to an increase in the number of customers, customer required safety stock, RoHS transition, and inefficiencies at the Company's Hayward and Tijuana operations. The inefficiencies were due to the integration of Able into SigmaTron and the expansion of the Tijuana operations. Cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and an increase in trade payables.

     Cash flow provided by operating activities was $1,997,144 for the year ended April 30, 2006, compared to $1,337,081 for the prior fiscal year. During fiscal year 2006, cash provided by operations was the result of net income, the non-cash effect of depreciation and amortization and an increase in trade accounts payable. Cash provided by operating activities was partially offset by an increase in inventories of approximately $6,100,000. The increase in inventories is primarily attributable to an increase in customer required safety stock and the start up of the Company's China facility.

INVESTING ACTIVITIES.

     In fiscal year 2007 the Company purchased approximately $4,500,000 in machinery and equipment and it anticipates it will make additional machinery and equipment acquisitions during fiscal year 2008. The Company executed three to five year capital leases to finance approximately $2,100,000 of the acquisitions in fiscal year 2007.

     In fiscal 2006 the Company purchased approximately $6,300,000 in machinery and equipment. The Company executed three to five year capital leases to finance several of the purchases in fiscal year 2006.

     In July 2005 the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California and its wholly owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. The effective date of the transaction was July 1, 2005. Able was merged into the Company on November 1, 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.

     In June 2005 the Company closed on the sale of its Las Vegas, Nevada operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 from discontinued operations for the Las Vegas operation for the period ended April 30, 2006.

FINANCING TRANSACTIONS.

     On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The Company also has a term loan which was increased in July 2006 to $4,000,000 from $2,750,000 on July 31, 2006. Interest payments only are due monthly through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30 2007, through the quarter ending June 30, 2011. Interest payments continue to be due monthly throughout the term. In October 2006, the Company amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 was for a term of six months and expired on April 30, 2007. In April 2007, the amended revolving credit facility was renewed in the amount of $32,000,000 and will expire on September 30, 2009. The amended revolving credit facility is limited to the lesser of: (i) $32,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16,000,000 or a percentage of the inventory base. In January and April 2007, the Company's financial covenants were amended. On April 30, 2007, $24,219,015 was outstanding under the revolving credit facility and $4,000,000 under the term loan. There was approximately $5,100,000 of unused credit available as of April 30, 2007. The Company was in compliance with its financial covenants at April 30, 2007.

     Cash provided by financing activities was $4,106,815 for the year ended April 30, 2007, compared to $22,345,050 in fiscal 2006. Cash provided by financing was the result of increased borrowing under the revolving credit facility of $5,057,115 and an increase of $1,000,000 in the term loan during fiscal year 2007 The cash provide by financing activities was partially offset by payments made for capital lease and building mortgage obligations. In fiscal year 2006 cash provided by financing activities was primarily the result of increased borrowings under the revolving credit facility and term loan. The additional working capital was required primarily for the acquisition of Able and to support revenue growth.

     SigmaTron China entered into a loan agreement in April 2005, which provided for a line of credit from the China Construction Bank. The interest rate under the agreement was 5.76%. The line of credit was collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property. The loan was paid in full in July 2006.

     The Company anticipates credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal year 2008. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for pesos and RMB as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal year 2007 the Company paid approximately $19,400,000 to its subsidiaries for services provided.

     In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2007, approximately $531,500 was outstanding in connection with the financing of that facility.

     The impact of inflation for the past three fiscal years has been minimal.

OFF-BALANCE SHEET TRANSACTIONS:

     The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

     The following table summarizes the Company's contractual obligations at April 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                               Payment Obligations

                                         Less than                            After 5
                               Total       1 Year     1-3 Years   3-5 Years    Years
                            ----------   ---------   ----------   ---------   -------
Notes Payable, including
   current maturities        3,796,345     714,751    3,081,594          0        0
Capital Leases, including
   current maturities        5,451,210   2,000,508    3,161,065    289,637        0
Operating leases             4,523,350   1,449,590    3,015,480     58,280        0
Bank debt                   30,952,347   3,283,333   27,669,014          0        0
                            ----------   ---------   ----------    -------      ---
Total contractual cash
   obligations              44,723,252   7,448,182   36,927,153    347,917        0
                            ==========   =========   ==========    =======      ===

Maturities for notes payable and bank debt include estimated interest payments based on prevailing interest rates at April 30, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would result in interest expense increasing by approximately $282,000 for the year ended April 30, 2007. As of April 30, 2007, the Company had no short-term investments and approximately $28,000,000 borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in Item 15(a) of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2007.

     There has been no change in our internal control over financial reporting during the quarter ended April 30, 2007, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2007.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended April 30, 2007.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits:

     Exhibit 10.16 - Fifteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated as of April 30, 2007, filed as Exhibit 10.16.

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

10.6 Mortgage and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated November 17, 2003, filed as
      Exhibit 10.19 to the Company's Form 10-Q for the quarter ended October 31, 2003, and hereby incorporated by reference.

10.7 2004 Directors' Stock Option Plan and hereby incorporated by reference - filed as Appendix C to the Company's 2004 Proxy Statement filed on August 16, 2004. *

10.8 2004 Employee Stock Option Plan and hereby incorporated by reference - filed as Appendix B to the Company's 2004 Proxy Statement filed on August 16, 2004. *

10.9 Change in Control Plan dated May 30, 2002, filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended April 30, 2005, and hereby incorporated by reference.

10.10 Tenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 14, 2005, filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended October 31, 2005, and hereby incorporated by reference.

10.11 Eleventh Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated September 12, 2005, filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter Ended October 31, 2005, and hereby incorporated by reference.

10.12 Lease Agreement, Number 12, between SigmaTron International, Inc. and General Electric Capital Corporation, dated November 22, 2005, filed as
      Exhibit 10.20 to the Company's Form 10-Q for the quarter ended January 31, 2006, and hereby incorporated by reference.

10.13 Twelfth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 31, 2006, filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended July 31, 2006, and hereby incorporated by reference.

10.14 Thirteen Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated October 20, 2006, filed as Exhibit 10.22 to the Company's Form 10-Q for the quarter ended October 31, 2006, and hereby incorporated by reference.

10.15 Fourteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated January 2007, filed as Exhibit 10.23 to the Company's Form 10-Q for the quarter ended January 31, 2007, and hereby incorporated by reference.

10.16 Fifteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated April 30, 2007, filed as Exhibit 10.16.

21.1 Subsidiaries of the Registrant to the Company's Form 10-K for the fiscal year ended April 30, 2006, and hereby incorporated by reference.

21.2  Subsidiaries of the Registrant.

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

                                        SIGMATRON INTERNATIONAL, INC.


                                        By: /s/ Gary R. Fairhead
                                            ------------------------------------
                                            Gary R. Fairhead, President and
                                            Chief Executive Officer,
                                            Principal Executive Officer and
                                            Director

                                            Dated: July 24, 2007

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

            Signature                                Title                         Date
            ---------                                -----                         ----


/s/ Franklin D. Sove               Chairman of the Board of Directors         July 24, 2007
--------------------------------
Franklin D. Sove


/s/ Gary R. Fairhead               President and Chief Executive Officer,     July 24, 2007
--------------------------------   Principal Executive Officer and Director
Gary R. Fairhead


/s/ Linda K. Blake                 Chief Financial Officer, Secretary and     July 24, 2007
--------------------------------   Treasurer (Principal Financial Officer
Linda K. Blake                     and Principal Accounting Officer)



/s/ John P. Chen                   Director                                   July 24, 2007
--------------------------------
John P. Chen


/s/ Thomas W. Rieck                Director                                   July 24, 2007
--------------------------------
Thomas W. Rieck


/s/ Dilip S. Vyas                  Director                                   July 24, 2007
--------------------------------
Dilip S. Vyas


/s/ Carl Zemenick                  Director                                   July 24, 2007
--------------------------------
Carl Zemenick

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                         -------
SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ............   F-2/F-3

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
      ASSETS .........................................................   F-4
      LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   F-5
   CONSOLIDATED STATEMENTS OF INCOME .................................   F-6
   CONSOLIDATED STATEMENT OF CHANGES IN
      STOCKHOLDERS' EQUITY ...........................................   F-7
   CONSOLIDATED STATEMENTS OF CASH FLOWS .............................   F-8
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................   F-9

Financial statement schedules not listed above are omitted because they are not applicable or required.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS
SIGMATRON INTERNATIONAL, INC.
ELK GROVE, ILLINOIS

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2007 and 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note Q to the consolidated financial statements, effective May 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), "Share Based Payment."

BDO Seidman, LLP
Chicago, Illinois
July 16, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of SigmaTron International, Inc. and subsidiaries (a Delaware corporation) for the year ended April 30, 2005. These 2005 financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SigmaTron International, Inc. and subsidiaries for the year ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

                                        GRANT THORNTON LLP

Chicago, Illinois

July 8, 2005, except for Note C, related to "discontinued operations" which is dated July 19, 2006

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30,

                                                               2007           2006
                                                           ------------   -----------
                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $  2,769,653   $ 3,269,925
   Accounts receivable, less allowance for doubtful
      accounts of $150,000 and $268,920 at April 30,
      2007 and 2006, respectively                            20,279,874    17,747,414
   Inventories, net                                          40,849,791    31,250,050
   Prepaid and other assets                                   1,289,207     1,329,774
   Refundable income taxes                                           --       476,000
   Deferred income taxes                                      1,251,241       957,069
   Other receivables                                            224,189       332,298
                                                           ------------   -----------
         Total current assets                                66,663,956    55,362,530
PROPERTY, MACHINERY AND EQUIPMENT, NET                       30,971,107    30,544,307
LONG-TERM ASSETS
   Other assets                                               1,006,126     1,548,240
   Intangible assets, net of amortization of $1,308,228
   and $583,650 at April 30, 2007 and 2006, respectively      1,461,772     2,186,350
   Goodwill                                                   9,298,945     9,298,945
                                                           ------------   -----------
         Total long-term assets                              11,766,843    13,033,535
                                                           ------------   -----------
         TOTAL ASSETS                                      $109,401,906   $98,940,372
                                                           ============   ===========

 The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
APRIL 30,

                                                                  2007           2006
                                                              ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                                     $ 15,473,660   $13,444,928
   Accrued expenses                                              2,613,636     2,163,542
   Accrued payroll                                               2,241,287     1,743,076
   Income taxes payable                                            243,596       839,438
   Notes payable - bank                                          1,000,000     1,000,000
   Notes payable - buildings                                       528,092       430,000
   Capital lease obligations                                     1,690,437     1,408,485
                                                              ------------   -----------
         Total current liabilities                              23,790,708    21,029,469
NOTES PAYABLE - BANKS                                           27,219,015    21,161,900
NOTES PAYABLE - BUILDINGS,
   LESS CURRENT PORTION                                          2,988,372     3,591,088
CAPITAL LEASE OBLIGATIONS,
   LESS CURRENT PORTION                                          3,125,297     2,804,345
DEFERRED INCOME TAXES                                            2,537,493     2,458,759
                                                              ------------   -----------
         Total liabilities                                      59,660,885    51,045,561

COMMITMENTS AND CONTINGENCIES                                           --            --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                           --            --
   Common stock, $.01 par value; 12,000,000 shares
      authorized, 3,794,956 and 3,786,956 shares issued and
      outstanding at April 30, 2007 and 2006, respectively          37,950        37,870
   Capital in excess of par value                               19,315,104    19,167,289
   Retained earnings                                            30,387,967    28,689,652
                                                              ------------   -----------
         Total stockholders' equity                             49,741,021    47,894,811
                                                              ------------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $109,401,906   $98,940,372
                                                              ============   ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED APRIL 30,

                                                                          2007           2006           2005
                                                                      ------------   ------------   -----------
Net sales                                                             $165,909,106   $124,786,476   $94,312,573
Cost of products sold                                                  148,150,350    109,986,377    76,354,419
                                                                      ------------   ------------   -----------
Gross profit                                                            17,758,756     14,800,099    17,958,154
Selling and administrative expenses                                     12,872,353     10,925,646    10,076,082
                                                                      ------------   ------------   -----------
      Operating income                                                   4,886,403      3,874,453     7,882,072
Other income                                                              (282,280)      (408,889)     (550,270)
Interest expense - banks and capital lease obligations                   2,574,180      1,421,455       283,137
                                                                      ------------   ------------   -----------
Income from continuing operations before income tax expense              2,594,503      2,861,887     8,149,205
Income tax expense                                                         896,179        935,589     3,173,635
                                                                      ------------   ------------   -----------
Income before minority interest of affiliate                             1,698,324      1,926,298     4,975,570
Minority interest in income of affiliate                                        --             --       134,334
                                                                      ------------   ------------   -----------
Income before discontinued operations                                    1,698,324      1,926,298     4,841,236
                                                                      ------------   ------------   -----------
Discontinued operations
   Gain on sale of Las Vegas operation                                          --       (310,731)           --
   (Income) loss from operations of discontinued Las Vegas location             --        383,134       233,504
Income tax (benefit) expense                                                    --        (28,237)      (91,067)
                                                                      ------------   ------------   -----------
(Loss) income on discontinued operation                                         --        (44,166)     (142,437)
                                                                      ------------   ------------   -----------
                  NET INCOME                                          $  1,698,324   $  1,882,132   $ 4,698,799
                                                                      ============   ============   ===========
Earnings (loss) per share - basic
   Continuing operations                                              $       0.45   $       0.51   $      1.29
   Discontinuing operations                                                   0.00          (0.01)        (0.04)
                                                                      ------------   ------------   -----------
Total                                                                 $       0.45   $       0.50   $      1.25
                                                                      ============   ============   ===========
Earnings (loss) per share - diluted
   Continuing operations                                              $       0.44   $       0.49   $      1.27
   Discontinuing operations                                                   0.00          (0.01)        (0.04)
                                                                      ------------   ------------   -----------
Total                                                                 $       0.44   $       0.48   $      1.23
                                                                      ============   ============   ===========
Weighted-average shares of common
   stock outstanding
      Basic                                                              3,791,077      3,756,804     3,751,792
                                                                      ============   ============   ===========
      Diluted                                                            3,879,155      3,894,731     3,815,549
                                                                      ============   ============   ===========

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

                                                            Capital in                     Total
                                     Preferred    Common    excess of      Retained    stockholders'
                                       stock      stock     par value      earnings        equity
                                     ---------   -------   -----------   -----------   -------------
Balance at May 1, 2004                  $--      $37,510   $19,056,525   $22,108,712    $41,202,747
Exercise of options                      --           44        17,774            --         17,818
Tax benefit of exercise of option        --           --        12,721            --         12,721
Net income                               --           --            --     4,698,799      4,698,799
                                        ---      -------   -----------   -----------    -----------
Balance at April 30, 2005                --       37,554    19,087,020    26,807,511     45,932,085
Exercise of options                      --          316        80,269            --         80,585
Net income                               --           --            --     1,882,132      1,882,132
                                        ---      -------   -----------   -----------    -----------
Balance at April 30, 2006                --       37,870    19,167,289    28,689,643     47,894,802
Tax benefit of exercise of options       --           --        96,000            --         96,000
Exercise of options                      --           80        17,520            --         17,600
Stocked-based compensation               --           --        34,295            --         34,295
Net income                               --           --            --     1,698,324      1,698,324
                                        ---      -------   -----------   -----------    -----------
Balance at April 30, 2007               $--      $37,950   $19,315,104   $30,387,967    $49,741,022
                                        ===      =======   ===========   ===========    ===========

The accompanying notes are an integral part of this statement.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30,

                                                                           2007           2006           2005
                                                                       ------------   ------------   -----------
Cash flows from operating activities
   Net income                                                          $  1,698,324   $  1,882,132   $ 4,698,799
   Adjustments to reconcile net income to net
      cash provided by operating activities
         Depreciation and amortization                                    4,033,619      3,635,643     3,249,055
         Stock-based compensation                                            34,286             --            --
         Provision for doubtful accounts                                     17,107        296,918            --
         Provision for inventory obsolescence                               475,763        390,087      (319,445)
         Deferred income taxes                                             (215,438)      (358,435)    1,876,218
         Amortization of intangibles                                        724,578        595,900            --
               Gain on sale of discontinued operation                            --       (310,731)           --
         Forgiveness of SMTU interest payable                                    --             --      (145,841)

   Changes in operating assets and liabilities, net of acquisition
            Accounts receivable                                          (2,549,567)      (559,175)   (1,624,036)
            Inventories                                                 (10,075,504)    (6,121,916)   (6,980,704)
            Prepaid expenses and other assets                             1,166,790       (146,594)      408,394
            Refundable income taxes                                              --       (476,000)      275,583
            Minority interest in affiliate                                       --             --      (439,787)
            Trade accounts payable                                        2,028,732      3,207,340       (79,915)
            Tax benefits of options exercised                                    --             --        12,721
            Accrued expenses and wages                                      948,305       (469,753)       (1,671)
            Income taxes                                                   (595,842)       431,728       407,710
                                                                       ------------   ------------   -----------

               Net cash (used in) provided by operating activities       (2,308,847)     1,997,144     1,337,081

Cash flows from investing activities
      Acquisition of Able, net of cash                                           --    (16,771,755)           --
      Proceeds from sale of machinery and equipment                              --        182,244            --
      Proceeds from sale of Las Vegas operation                                  --      1,705,695            --
   Purchases of machinery and equipment                                  (2,298,240)    (6,372,467)   (3,816,935)
   Purchase of SMTU interest                                                     --             --    (1,338,858)
                                                                       ------------   ------------   -----------

               Net cash used in investing activities                     (2,298,240)   (21,256,283)   (5,155,793)

Cash flows from financing activities
   Proceeds from exercise of options                                         17,600         80,587        17,774
   Proceeds under building notes payable                                         --             --            --
   Payments under building notes payable                                   (504,624)      (482,740)     (462,289)
   Payments from other notes payable                                             --       (300,000)   (1,030,000)
   Proceeds under capital lease obligations                                      --      2,720,415     1,729,073
   Payments under capital lease obligations                              (1,559,276)    (1,322,154)     (792,090)
      Proceeds under term loan                                            1,250,000      3,000,000            --
   Payments under term loan                                                (250,000)            --            --
   Tax benefit from exercise of stock options                                96,000             --            --
   Net proceeds (payments) under lines of credit                          5,057,115     18,648,942      (605,556)
                                                                       ------------   ------------   -----------

               Net cash provided by (used in)
                  financing activities                                    4,106,815     22,345,050    (1,143,088)
                                                                       ------------   ------------   -----------

               INCREASE (DECREASE)  IN CASH                                (500,272)     3,085,911    (4,961,800)

Cash at beginning of year                                                 3,269,925        184,014     5,145,814
                                                                       ------------   ------------   -----------

Cash at end of year                                                    $  2,769,653   $  3,269,925   $   184,014
                                                                       ============   ============   ===========

Supplementary disclosures of cash flow information
   Cash paid for interest                                              $  1,890,947   $    886,652   $   412,324
   Cash paid for income taxes, net of (refunds)                           1,415,033      1,135,078       333,518
   Acquisition of buildings financed under bank notes                            --             --            --
   Purchase of machinery and equipment financed under capital leases      2,162,179      2,720,415     1,729,073

Non Cash Investing Activities 2005
   Acquisition of SMTU                                                                               $ 2,814,699
   Forgiveness of  interest payable of SMTU                                                             (145,841)
   Cash paid for acquisition                                                                          (1,338,858)
                                                                                                     -----------
   Notes issued for acquisition                                                                      $ 1,330,000

Forgiveness of subordinated debenture                                                                  1,050,000
Forgiveness of accrued interest payable                                                                  593,582
Reduction of long lived assets from purchase of SMTU                                                     344,155
Goodwill created                                                                                         756,959

The accompanying notes are an integral part of these statements.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007, 2006 AND 2005

NOTE A - DESCRIPTION OF THE BUSINESS

The Company operates in one business segment as an independent provider of electronic manufacturing services ("EMS"), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan. Approximately 9% of the consolidated assets of the Company are located in foreign jurisdictions outside the United States.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., and AbleMex S.A. de C.V., its wholly owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd., ("SigmaTron China") and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch, SigmaTron Taiwan, is the U.S. dollar. The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities. The Company adopted FIN 46R as of November 1, 2003, as it relates to its former affiliate SMT Unlimited L.P. ("SMTU"). On September 2, 2004, the remaining minority interest in SMTU was acquired. On October 1, 2004, SMTU was liquidated, thereby becoming an operating division of the Company.

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's allowance for doubtful accounts relates to receivables not expected to be collected from our customers. This allowance is based on management's assessment of specific customer balances, considering the age of receivables and financial stability of the customer and a five year average of prior uncollectible amounts. If there is an adverse change in the financial condition of the Company's customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

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

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. At April 30, 2005, 2006, and 2007 there were 3,100, 33,100 and 419,790 anti-dilutive shares, respectively.

REVENUE RECOGNITION

Revenues from sales of product including the Company's electronic manufacturing services business, are recognized when the product is shipped. In general it is the Company's policy to recognize revenue and related costs when the order has been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION - CONTINUED

customer's facility for consumption, or use, by the customer. The Company recognizes revenues upon such transfer. The Company does not earn a fee for storing the consignment inventory.

The Company generally provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customer's specifications. Historically the amount of returns for workmanship issues has been de minimus under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the financial statements for the period in which the return was received.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs net, within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2007 and 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include receivables, notes payable, accounts payable, and accrued liabilities. The fair values of financial instruments are not materially different from their carrying values.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company has adopted SFAS No 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. There were no impairments for the fiscal years ended April 30, 2007, 2006 and 2005.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS No. 141 "Business Combinations" a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. SFAS No. 142, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of fiscal 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded. The Company calculates fair value of the reporting unit utilizing a combination of a discounted cash flow approach and a market approach which considers both the Company's market capitalization and trading multiples of comparable companies. The calculation of fair value of the reporting unit involves significant judgment and utilization of different underlying assumptions could result in different calculated fair values. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended April 30, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 1%. However, in the event the Company does not achieve projected performance or there is a decline in the market price of the Company's stock, we may be required to record an impairment charge for goodwill in the future, which charge would reduce net income and earnings per share.

                                     Goodwill
                                    ----------
May 1, 2004                         $       --
SMTU acquisition                       756,959
                                    ----------
April 30, 2005                         756,959
Able acquisition                     8,541,986
                                    ----------
April 30, 2006 and April 30, 2007   $9,298,945
                                    ==========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL AND OTHER INTANGIBLES - CONTINUED

The following are the changes in the carrying amount of intangible assets, net of accumulated amortization:

                               Internally       Non-
                                Developed   competes and      Customer
                                Software       Backlog     Relationships      Total
                               ----------   ------------   -------------   -----------
Balance as of April 30, 2005    $      --    $      --      $       --     $        --
Acquisition                       115,000      260,000       2,395,000       2,770,000
Amortization expense 2006        (115,000)    (219,170)       (249,480)       (583,650)
Amortization expense 2007              --      (35,004)       (689,574)       (724,578)
                                ---------    ---------      ----------     -----------
Balance as of April 30, 2007    $       0    $   5,826      $1,455,946     $ 1,461,772
                                =========    =========      ==========     ===========
Amortization period              1 year        2 years        8 years          N/A

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL AND OTHER INTANGIBLES - CONTINUED

The estimated intangible amortization expenses for the next five years are as follows:

Years Ended April 30,

2008            503,697
2009            349,186
2010            245,216
2011            163,998
2012            112,746
Thereafter       86,929
             ----------
             $1,461,772
             ==========

STOCK INCENTIVE PLANS

The Company adopted Financial Accounting Standards Board, Share-Based Payment ("SFAS 123 (R)") Accounting for Stock Based Compensation on May 1, 2006, and implemented the new standard utilizing the modified prospective application transition method. SFAS 123 (R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Options for which the requisite service requirement has not been rendered and that are outstanding as of May 1, 2006 are valued in accordance with SFAS 123 "Accounting for Stock Based Compensation" and will be recognized over the remaining service period. Stock based compensation expense for all stock-based awards granted subsequent to May 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). The Company granted 16,000 options to non-executive employees and recognized approximately $34,000 in stock compensation expense associated with the grants and a tax benefit of approximately $13,000 in fiscal year 2007.

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

Prior to the adoption of SFAS 123 (R), the Company had elected to apply Accounting Principles Board Opinion 25 to account for its stock-based compensation plans, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. This method applied the intrinsic value method for stock options and other awards granted to employees. Had the fair value method

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK INCENTIVE PLANS - CONTINUED

been used during twelve months ended April 30, 2006 and 2005 the following pro forma net income would be as reported:

The following table also provides the amount of stock-based compensation expense included in net earnings as reported.

                                                                  2006         2005
                                                              -----------   ----------
Net income as reported                                        $ 1,882,132   $4,698,799
Add total stock-based employee compensation expense
   recorded in the period
                                                                    5,248           --
Deduct total stock-based employee compensation
   expense determined under fair value-based method for
   awards granted, modified, or settled, net of related tax
   effects                                                     (2,342,955)    (217,322)
                                                              -----------   ----------
Pro forma net income                                          $  (455,575)  $4,481,477
                                                              -----------   ==========

In April 2006, in response to the issuance of SFAS 123 (R), the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of 349,695 unvested stock options held by current employees and executive officers. Under FIN 44, a modification to accelerate the vesting of a fixed award effectively results in the renewal of that award if, after the modification, an employee is able to exercise/vest in an award that under the original terms, would have expired unexercisable/vested. If the employee continues to provide service and would have vested in the awards under the original vesting provisions, the modification does not cause an effective renewal of the awards and, accordingly, any incremental compensation expense measured as of the modification date should not be recognized. The Company determined approximately 15,900 options were effectively renewed and compensation expense of $5,248 was recognized in fiscal year 2006.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK INCENTIVE PLANS - CONTINUED

                            2006    2005
                           -----   -----
Earnings per share
   Basic - as reported     $0.50   $1.25
   Basic - pro forma        (.12)   1.19

   Diluted - as reported    0.48    1.21
   Diluted - pro forma      (.12)   1.17

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

NEW ACCOUNTING STANDARDS

In February 2007 the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 may have on its financial statements.

In September 2006, FASB issued SFAS No. 157 ("SFAS 157") "Fair Value Measurements". SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS 157 may have on its financial statements.

In July 2006, the FASB issued FIN 48, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of May 1, 2007,

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS - CONTINUED

as required. The Company has estimated that its potential impact to retained earnings is expected to be no greater than $500,000.

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

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hyrid Instruments" ("SFAS 155"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 will have a material impact on its consolidated financial statements.

NOTE C - DISCONTINUED OPERATIONS

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

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE C - DISCONTINUED OPERATIONS - CONTINUED

The following amounts related to the discontinued operation and have been segregated from continuing operations and reflected as discontinued operations in each periods' consolidated statement of income (in thousands):

                                                2007    2006     2005
                                                ----   -----   -------
Sales                                            $--   $ 522   $11,764
Income (loss) before tax expense (benefit)        --    (383)     (234)
Net Income (loss) from discontinued operation     --     355      (142)
Gain on sale of business                          --     311        --
                                                 ---   -----   -------
Net income (loss) from discontinued operation    $--   $ (44)  $  (142)

NOTE D - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company's allowance for doubtful accounts are as follows:

                       2007        2006       2005
                    ---------   ---------   --------
Beginning balance   $ 268,917   $ 120,000   $120,000
Bad debt expense       17,107     296,918     22,281
Write-offs           (136,024)   (148,001)   (22,281)
                    ---------   ---------   --------
                    $ 150,000   $ 268,917   $120,000
                    =========   =========   ========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE E - INVENTORIES

Inventories consist of the following at April 30:

                                2007          2006
                            -----------   -----------
Finished products           $10,359,223   $ 8,216,317
Work in process               3,002,970     2,563,334
Raw materials                28,732,898    21,239,935
                            -----------   -----------
                             42,095,091    32,019,586
Less obsolescence reserve     1,245,300       769,536
                            -----------   -----------
                            $40,849,791   $31,250,050
                            ===========   ===========

Changes in the Company's inventory obsolescence reserve are as follows:

                                2007        2006        2005
                             ----------   --------   ---------
Beginning balance            $  769,536   $379,449   $ 698,894
Provision for obsolescence      475,764    390,087          --
Recoveries                           --         --    (319,445)
                             ----------   --------   ---------
                             $1,245,300   $769,536   $ 379,449
                             ==========   ========   =========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE F - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

                                                   2007          2006
                                               -----------   -----------
Land and buildings                             $11,418,021   $10,941,318
Machinery and equipment                         34,648,320    32,488,194
Office equipment                                 3,597,142     3,303,053
Tools and dies                                     284,070       262,916
Leasehold improvements                           3,006,914     2,798,257
Equipment under capital leases                   7,359,817     6,060,128
                                               -----------   -----------
                                                60,314,284    55,853,866
Less accumulated depreciation and
   amortization, including amortization of
   assets under capital leases of $1,100,311
   and $1,317,681 at April 30, 2007 and
   2006, respectively                           29,343,177    25,309,559
                                               -----------   -----------
Property, machinery and equipment, net         $30,971,107   $30,544,307
                                               ===========   ===========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE G - NOTES PAYABLE

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The Company also has a term loan which was increased in July 2006 to $4,000,000 from $2,750,000 on July 31, 2006. Interest payments only are due monthly through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30 2007, through the quarter ending June 30, 2011. Interest payments continue to be due monthly throughout the term. In October 2006, the Company amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 was for a term of six months and expired on April 30, 2007. In April 2007, the amended revolving credit facility was renewed in the amount of $32,000,000 and will expire on September 30, 2009. The amended revolving credit facility is limited to the lesser of: (i) $32,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16,000,000 or a percentage of the inventory base. In January and April 2007, the Company's financial covenants were amended. On April 30, 2007, $24,219,015 was outstanding under the revolving credit facility and $4,000,000 under the term loan. There was approximately $5,100,000 of unused credit available as of April 30, 2007. The Company was in compliance with its financial covenants at April 30, 2007.

Borrowings under the revolving line of credit bear interest at either the prime rate less 0.25% (8.00% at April 30, 2007) or LIBOR plus 2% (7.11% and 7.38% at
April 30, 2007), as elected by the Company. The Company must also pay an unused commitment fee equal to 0.20% on the revolving credit facility. As of April 30, 2007, the Company had excess availability on the line of credit of approximately $5,100,000. The outstanding balance under the line of credit was $24,219,015 and $17,924,327 at April 30, 2007, and 2006, respectively. The outstanding balance under the term loan was $4,000,000 and $3,000,000 at April 30, 2007 and 2006, respectively.

The loan and security agreement is collateralized by substantially all of the domestically located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends. At April 30, 2007, the Company was in compliance with its financial covenants.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE G - NOTES PAYABLE - CONTINUED

SigmaTron China entered into a loan agreement in April 2005, which provides approximately $1,300,000 U.S. dollars under a line of credit with the China Construction Bank. The interest rate under the agreement was 5.76%. At April 30, 2006, SigmaTron China had $1,237,753 U.S. dollars outstanding under the loan. The loan was collateralized by the Company's building in Suzhou-Wujiang China and 60 of the 100 Chinese acres leased at the property. The loan was paid in full in July 2006.

On November 19, 2003, the Company purchased the property that serves as the Company's corporate headquarters and its Midwestern manufacturing facility. The Company executed a note with LaSalle Bank N.A. in the amount of $3,600,000. The note bears a fixed interest rate of 5.43% and is payable in sixty monthly installments. A final payment of approximately $2,700,000 is due on or before November 30, 2008. At April 30, 2007, $2,985,000 and at April 30, 2006,
$3,165,000 was outstanding.

In May 2002, the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to the acquisition of the plant the Company rented the facility. At April 30, 2007, $531,464 and at April 30, 2006, $856,089 was outstanding.

The aggregate amount of debt maturing in each of the next five fiscal years and thereafter is as follows:

Fiscal
 Year
------
2008       1,528,092
2009      28,207,387
2010       1,000,000
2011       1,000,000
2012              --
         -----------
         $31,735,479
         ===========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE H - ACCRUED EXPENSES AND WAGES

Accrued expenses and wages consist of the following at April 30:

                       2007         2006
                    ----------   ----------
Wages               $1,505,077   $1,146,418
Bonuses                736,210      596,658
Interest payable       481,812      168,097
Commissions             83,474       58,262
Professional fees      426,296      306,505
Other                1,622,054    1,630,678
                    ----------   ----------
                    $4,854,923   $3,906,618
                    ==========   ==========

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

NOTE J - CONTINGENCIES

On July 16, 2003, the Company signed a land use rights contract with the Wujiang Land Administration Bureau to obtain the use rights of land in Yao Jiazhuang Village, Wujiang Province, People's Republic of China. This particular contract covered the 40 Chinese acres of land that was adjacent to 60 Chinese acres of land for which the Company had already signed a separate land use rights contract. For the 40 acre parcel, the Company paid the transfer fee for

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE J - CONTINGENCIES - CONTINUED

the land and subsequently built a dormitory, canteen and power station on the land. In December 2004 the Company received an administration penalty notice of approximately $16,000 from the Wujiang Land Resources Bureau which stated that the Company was occupying the 40 acres without its permission. Under Chinese law the Wujiang Land Resources Bureau may seek penalties for this violation, which includes one or more of the following: 1) levying a fine, 2) confiscating any Company property on the land and 3) requiring the land to be returned. The Company has not received any other administrative notifications other than the penalty notice. The Company estimates the value of the land and building to be $1,100,000 to $1,200,000 in aggregate. The Company received a letter from the Business Development Department of Wujiang Developing District under the Management Committee of Wujiang Developing District which stated that the Company acted properly and that it will indemnify the Company against any penalties assessed against it by the Wujiang Land Resources Bureau. On January 5, 2005, the Company paid the penalty which was assessed against it by the Wujiang Land Resources Bureau. Prior to its payment, the Wujiang Financial Bureau paid the Company the amount of the fine, which is consistent with the terms of the indemnity letter. On August 25, 2006, the Company received land certificates for both the 40 and 60 Chinese acres.

NOTE K - STRATEGIC TRANSACTIONS

In July 2005 the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California and its wholly owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) to further diversify its markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able's customers as they become familiar with the Company's broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company on November 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company's amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill. This goodwill is non-deductible for income tax purposes.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE K - STRATEGIC TRANSACTIONS - CONTINUED

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

The purchase price was allocated to the fair value of the assets and liabilities acquired as follows (000s omitted):

                                            Amount
                                           --------
Cash                                       $     40
Trade receivables, net                        3,210
Inventories                                   4,049
Other current assets                            139
Property and equipment                        2,707
Deferred tax asset                              688
Goodwill                                      8,542
Intangible assets                             2,770
Other assets                                    207
Accounts payable and accrued liabilities     (3,407)
Obligations under capital leases               (938)
Deferred tax liability                       (1,234)
                                           --------
Total consideration                        $ 16,773
                                           ========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE L - INCOME TAXES

The income tax provision (benefit) for the income from continuing operations for the years ended April 30 consists of the following:

                2007        2006        2005
             ---------   ---------   ----------
Current
   Federal   $ 761,278   $ 892,477   $  816,920
   State       153,914     226,551      352,753
   Foreign     196,425     174,996      168,395
Deferred
   Federal    (187,819)   (304,670)   1,600,258
   State       (27,619)     53,765)     235,309
             ---------   ---------   ----------
             $ 896,179   $ 935,589   $3,173,635
             =========   =========   ==========

The reason for the differences between the income tax provision for the income from continuing operations and the amounts computed by applying the statutory Federal income tax rates to income before income tax expense for the years ended April 30 are as follows:

                                        2007       2006        2005
                                      --------   --------   ----------
Income tax at
   Federal rate                       $882,131   $973,042   $2,770,729
   State income tax, net of federal    111,647     89,475      384,703
   Benefit of Chinese tax holiday      (24,993)   (66,197)    (100,675)
   Benefit of stock option exercise         --      6,413       12,721
   Other, net                          (72,606)   (67,144)     106,157
                                      --------   --------   ----------
                                      $896,179   $935,589   $3,173,635
                                      ========   ========   ==========

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE L - INCOME TAX - CONTINUED

Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, 2007, and 2006, are as follows:

                                                              2007         2006
                                                           ----------   ----------
Allowance for doubtful accounts                            $   58,499   $  104,876
Inventory obsolescence reserve                                485,661      300,116
Net operating loss carry-forward - from Able acquisition      127,998      115,440
Accruals not currently deductible                             300,278      250,903
Inventory                                                     371,390      302,480
                                                           ----------   ----------

Current deferred tax asset                                  1,343,826    1,073,815

Prepaid insurance                                             (92,585)    (116,746)
                                                           ----------   ----------

Current deferred tax liability                                (92,585)    (116,746)
                                                           ----------   ----------

Net current deferred tax asset                             $1,251,241   $  957,069
                                                           ----------   ----------

                                           2007          2006
                                       -----------   -----------
Intangible assets - Able acquisition   $  (570,084)  $  (852,665)
Machinery and equipment                 (1,967,409)   (1,606,094)
                                       -----------   -----------
Net long-term deferred tax liability   $(2,537,493)  $(2,458,759)
                                       ===========   ===========

The Company's wholly owned foreign enterprise, SigmaTron China, is subject to a reduction in income taxes within China due to its foreign investment. The reduction in taxes is for a five year period commencing in the period the operation becomes profitable, due to expire at December 31, 2008.

As a result of the purchase of Able, net income tax operating losses were carried back, generating an income tax receivable of $476,000 at April 30, 2006.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE M - 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions ranging from $300 - $500 annually. The Company contributed $83,745, $91,749 and $82,961 to the plans during the fiscal years ended April 30, 2007, 2006 and 2005, respectively. The Company paid total expenses of $15,870, $24,716 and $15,063 for the fiscal years ended April 30, 2007, 2006 and
2005, respectively, relating to costs associated with the administration of the plans.

NOTE N - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the year ended April 30, 2007, two customers accounted for 24.8% and 16.9% of net sales of the Company, and 39.1% and 6.4% of accounts receivable at April 30, 2007. For the fiscal year ended April 30, 2006, two customers accounted for 30.1% and 19.7% of net sales of the Company, and 35.3% and 6.2% of accounts receivable at April 30, 2006.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE O - LEASES

The Company leases certain facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2007:

                                       Capital     Operating
Years ending April 30,                 leases       leases
----------------------               ----------   ----------
   2008                              $2,000,508   $1,449,590
   2009                               1,663,814    1,460,392
   2010                                 864,415    1,108,281
   2011                                 632,836      446,807
   2012                                 289,637       18,680
   Thereafter                                 0       39,600
                                     ----------   ----------
                                      5,451,210   $4,523,350
                                                  ==========
Less amounts representing interest      635,476
                                     ----------
                                      4,815,734
Less current portion                  1,690,437
                                     ----------
                                     $3,125,297
                                     ==========

Rent expense incurred under operating leases was approximately $1,669,000, $1,272,000 and $669,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE P - STOCK OPTIONS

The Company has stock option plans ("Option Plans") under which certain employees and outside non-employee directors may acquire up to 1,603,500 shares of common stock. Options available for grant under the employee plans total 1,207,500, with the non-employee director plans allowing for a total of 396,000 options available for grant. At April 30, 2007, the Company has 53,464 shares available for future issuance to employees under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant.

The Company adopted Financial Accounting Standards Board, Share-Based Payment ("SFAS 123 (R)") on May 1, 2006, and implemented the new standard utilizing the modified prospective application transition method. SFAS 123 (R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Compensation expense for which the requisite service requirement that has not been rendered and are outstanding as of the option grant date will be recognized over the remaining service period. The Company granted 16,000 options to non-executive employees and recognized approximately $34,000 in stock compensation expense associated with the grants and a tax benefit of approximately $13,000 in fiscal year 2007.

The weighted-average grant date fair value of the options granted during fiscal years 2007, 2006 and 2005 was $9.47, $5.80 and $7.06, respectively. There were 16,000, 390,700 and 45,000 options granted in fiscal years 2007, 2006 and 2005, respectively. The weighted average exercise price of the options issued in fiscal 2007, 2006 and 2005 was $9.47, $9.17 and $10.88, respectively.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE P - STOCK OPTIONS - CONTINUED

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                               2007       2006      2005
                                            ---------   -------   -------
Expected dividend yield                             0%       .0%        0%
Expected stock price volatility                  .750      .750      .800
Average risk-free interest rate                  5.11%     3.37%     2.20%
Weighted-average expected life of options   6.5 years   5 years   5 years

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. The Company used the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate. The weighted-average expected life of options was calculated using the simplified Method.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE P - STOCK OPTIONS - CONTINUED

The table below summarizes option activity through April 30, 2007:

                                                         Number of
                                            Weighted-     options
                                             average    exercisable
                                Number of    exercise      at end
                                 options      price       of year
                                ---------   ---------   -----------
Outstanding at April 30, 2004    150,619       2.71       137,284

Options granted during 2005       45,000      10.88
Options exercised during 2005     (4,466)      3.99
Options forfeited during 2005    (15,000)     10.64
                                 -------
Outstanding at April 30, 2005    176,153                  169,485

Options granted during 2006      390,700       9.17
Options exercised during 2006    (31,537)      2.39
Options forfeited during 2006    (12,009)      9.17
                                 -------
Outstanding at April 30, 2006    523,307                  523,307

Options granted during 2007       16,000       9.47
Options exercised during 2007     (8,000)      2.20
                                 -------
Outstanding at April 30, 2007    531,307                  502,701
                                 =======

The aggregate intrinsic value is calculated as the difference between the market price of the Company's common stock as of April 30, 2007 and the exercise price of the underlying options. During the fiscal years ended April 30, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised was $57,920, $224,252 and $30,101, respectively. The aggregate intrinsic value of options outstanding was $813,983 for year ended April 30, 2007.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE P - STOCK OPTIONS - CONTINUED

Information with respect to stock options outstanding and stock options exercisable at April 30, 2007, follows:

                                                Options outstanding
                               -----------------------------------------------------
                                   Number         Weighted-average       Weighted-
                               outstanding at        remaining            average
Range of exercise prices       April 30, 2007     contractual life    exercise price
------------------------       --------------   -------------------   --------------
$2.20 - 5.63                       103,515           4.60 years            $2.51
 9.17 - 12.25                      427,792           7.79 years             9.33
                                   -------
                                   531,307
                                   =======

                                      Options exercisable
                               --------------------------------
                                   Number          Weighted-
                               exercisable at       average
Range of exercise prices       April 30, 2007   exercise price
------------------------       --------------   --------------
$2.20 - 5.63                        103,515          $2.51
 9.17 - 12.25                       399,186           9.33
                                    -------
                                    502,701
                                    =======

The following table summarizes the activity of the non-vested stock for the year ended April 30, 2007:

                                           Weighted-
                                            average
                                         fair value at
                               Options     grant date
                               -------   -------------
Non-vested at April 30, 2006   15,904        9.17
Granted                        16,000        9.47
Vested                         (8,550)       9.17
                               ------
Non-vested at April 30, 2007   23,354        9.37

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE P - STOCK OPTIONS - CONTINUED

As of April 30, 2007 there was approximately $68,500 of unrecognized compensation cost related to the Company's stock option plans. This compensation cost is being amortized over a three year vesting period using a straight-line basis.

NOTE Q - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                         2007         2006         2005
                                      ----------   ----------   ----------
Net income                            $1,698,324   $1,882,132   $4,698,799
                                      ==========   ==========   ==========
Weighted-average shares
   Basic                               3,791,077    3,756,804    3,751,792
   Effect of dilutive stock options       88,078      137,927      117,063
                                      ----------   ----------   ----------
   Diluted                             3,879,155    3,894,731    3,868,855
                                      ==========   ==========   ==========
Basic earnings per share              $     0.45   $     0.50   $     1.25
Diluted earnings per share            $     0.44   $     0.48   $     1.23

Options to purchase 531,307 523,307 and 176,153 shares of common stock were outstanding at April 30, 2007, 2006 and 2005, respectively.

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE R - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years 2007 and 2006:

                                               First         Second        Third         Fourth
                                              quarter       quarter       quarter       quarter
                                            -----------   -----------   -----------   -----------
2007
Net sales                                   $36,959,865   $44,858,662   $44,584,513   $39,506,066
Income before income tax
   expense (benefit), and discontinued
   operations                                   381,086     1,203,671       125,509       884,238
Income from continuing operations               258,670       708,011        76,572       655,072
Income (loss) from discontinued operation            --            --            --            --
Net income                                      258,669       708,011        76,572       655,072
Earnings (loss) per share-Basic
   Continuing operations                    $      0.07   $      0.19   $      0.02   $      0.17
   Discontinued operation                          0.00          0.00          0.00          0.00
                                            -----------   -----------   -----------   -----------
Total                                       $      0.07   $      0.19   $      0.02   $      0.17
                                            ===========   ===========   ===========   ===========
Earnings (loss) per share-Diluted
   Continuing operations                    $      0.07   $      0.18   $      0.02   $      0.17
   Discontinued operation                          0.00          0.00          0.00          0.00
                                            -----------   -----------   -----------   -----------
Total                                       $      0.07   $      0.18   $      0.02   $      0.17
                                            ===========   ===========   ===========   ===========
Total shares-Basic                            3,786,956     3,787,251     3,794,956     3,794,956
Total shares-Diluted                          3,866,783     3,872,654     3,895,939     3,885,055

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE R - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CONTINUED

                                               First         Second        Third         Fourth
                                              quarter       quarter       quarter       quarter
                                            -----------   -----------   -----------   -----------
2006
Net sales                                   $21,312,693   $34,893,265   $34,061,657   $34,518,861
Income before income tax
   expense (benefit), and discontinued
   operations                                   311,164     1,743,474       437,963       369,286
Income from continuing
   operations                                   189,798     1,223,893       287,335       225,272
Income (loss) from discontinued operation
                                                (24,731)       (2,561)       (9,159)       (7,715)
Net income                                      166,067     1,221,332       278,176       217,557
Earnings (loss) per share-Basic
   Continuing operations                    $      0.05   $      0.33   $      0.08   $      0.06
   Discontinued operation                         (0.01)         0.00         (0.01)         0.00
                                            -----------   -----------   -----------   -----------
Total                                       $      0.04   $      0.33   $      0.07   $      0.06
                                            ===========   ===========   ===========   ===========
Earnings (loss) per share-Diluted
   Continuing operations                    $      0.05   $      0.29   $      0.07   $       .06
   Discontinued operation                         (0.01)         0.00          0.00          0.00
                                            -----------   -----------   -----------   -----------
Total                                       $      0.04   $      0.29   $      0.07   $      0.06
                                            ===========   ===========   ===========   ===========
Total shares-Basic                            3,755,420     3,755,420     3,755,420     3,759,958
Total shares-Diluted                          3,822,577     4,187,632     4,192,229     3,905,791

SIGMATRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 2007, 2006 AND 2005

NOTE S - LITIGATION

Since the beginning of the 2007 fiscal year, the Company was not a party to any material legal proceedings.

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