Form 10-Q
period 2007-07-31
SIGMATRON INTERNATIONAL INC
filed 2007-09-13
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2007

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

On September 13, 2007, there were 3,794,956 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

                                                                        Page No.
                                                                        --------
PART 1. FINANCIAL INFORMATION:

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - July 31, 2007 (Unaudited)
            and April 30, 2007                                              3

            Consolidated Statements of Operations -
            Three Months Ended July 31, 2007 and 2006                       4

            Consolidated Statements of Cash Flows -
            Three Months Ended July 31, 2007 and 2006                       5

            Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                    17

   Item 4.  Controls and Procedures                                        17

PART II OTHER INFORMATION:

   Item 1.  Legal Proceedings                                              18

   Item 1A. Risk Factors                                                   18

   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds                                                       18

   Item 3.  Defaults Upon Senior Securities                                18

   Item 4.  Submission of Matters to a Vote of Security Holders            18

   Item 5.  Other Information                                              18

   Item 6.  Exhibits                                                       18

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                                          July 31,
                                                            2007         April 30,
                                                         (Unaudited)       2007
                                                        ------------   ------------
CURRENT ASSETS:
   Cash                                                 $  2,889,526   $  2,769,653
   Accounts receivable, less allowance for doubtful
   accounts of  $194,800 at July 31, 2007
   and $150,000 at April 30, 2007                         21,619,962     20,279,874
   Inventories, net                                       40,084,382     40,849,791
   Prepaid and other assets                                1,155,252      1,289,207
   Deferred income taxes                                   1,252,939      1,251,241
   Other receivables                                         158,499        224,189
                                                        ------------   ------------
   Total current assets                                   67,160,560     66,663,956

   Property, machinery and equipment, net                 30,361,709     30,971,107

   Other assets                                              995,113      1,006,126
   Intangible assets, net of amortization $1,460,922
      and $1,308,228                                       1,309,078      1,461,772
   Goodwill                                                9,298,945      9,298,945
                                                        ------------   ------------
   Total assets                                         $109,125,405   $109,401,906
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                               $ 14,823,420   $ 15,473,660
   Accrued expenses                                        2,182,625      2,613,636
   Accrued wages                                           1,816,924      2,241,287
   Income taxes payable                                      386,772        243,596
   Notes payable - bank                                    1,000,000      1,000,000
   Notes payable - building                                  534,219        528,092
   Capital lease obligations                               1,723,520      1,690,437
                                                        ------------   ------------

   Total current liabilities                              22,467,480     23,790,708

   Notes payable - banks                                  28,013,783     27,219,015
   Notes payable- building, less current portion           2,852,486      2,988,372
   Capital lease obligations, less current portion         2,681,805      3,125,297
   Deferred income taxes                                   2,691,393      2,537,493
                                                        ------------   ------------
   Total long-term liabilities                            36,239,467     35,870,177
                                                        ------------   ------------
Total liabilities                                         58,706,947     59,660,885

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                     --             --
   Common stock, $.01 par value; 12,000,000 shares
      authorized,  3,794,956 shares issued and                37,950         37,950
      outstanding at July 31, 2007 and April 30, 2007
   Capital in excess of par value                         19,319,457     19,315,104
   Retained earnings                                      31,061,051     30,387,967
                                                        ------------   ------------
Total stockholders' equity                                50,418,458     49,741,021
                                                        ------------   ------------
Total liabilities and stockholders' equity              $109,125,405   $109,401,906
                                                        ============   ============

The accompanying notes to financial statements are an integral part of these statements.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations

                                                      Three Months   Three Months
                                                          Ended          Ended
                                                        July 31,       July 31,
                                                          2007           2006
                                                      ------------   ------------
Net sales                                              $39,843,813   $36,959,865
Cost of products sold                                   34,627,152    33,101,216
                                                       -----------   -----------
Gross profit                                             5,216,661     3,858,649

Selling and administrative expenses                      3,217,370     3,017,953
                                                       -----------   -----------
Operating income                                         1,999,291       840,696

Other expense (income) -net                                 10,137       (51,335)
Interest expense                                           713,058       510,945
                                                       -----------   -----------
Income from operations before income tax expense         1,276,096       381,086

Income tax expense                                         449,112       122,416
                                                       -----------   -----------
Net income                                             $   826,984   $   258,670
                                                       ===========   ===========

Earnings per share - basic                             $      0.22   $      0.07
                                                       ===========   ===========

Earnings per share - diluted                           $      0.21   $      0.07
                                                       ===========   ===========

Weighted average shares of common stock outstanding
Basic                                                    3,794,956     3,786,956
                                                       ===========   ===========

Weighted average shares of common stock outstanding
Diluted                                                  3,889,274     3,866,783
                                                       ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.

                          SigmaTron International, Inc.
                      Consolidated Statements of Cash Flows

                                                                      Three          Three
                                                                  Months Ended   Months Ended
                                                                    July 31,       July 31,
                                                                      2007           2006
                                                                  ------------   ------------
OPERATING ACTIVITIES:
Net  income                                                       $   826,984    $   258,670

Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation                                                    992,885        975,668
      Stock-based compensation                                          4,353         20,042
      Provision for doubtful accounts                                  44,800             --
      Provision for inventory obsolescence                           (111,910)            --
      Deferred income taxes                                            (1,698)        (7,816)
      Amortization of intangibles                                     152,694        212,946

Changes in operating assets and liabilities, net of acquisition
      Accounts receivable                                          (1,384,887)    (2,234,182)
      Inventories                                                     877,319     (4,199,515)
      Prepaid expenses and other assets                               210,658        933,514
      Trade accounts payable                                         (650,240)     5,642,759
      Accrued expenses and wages                                     (855,374)      (619,542)
      Income taxes payable                                            143,176       (362,664)
                                                                  -----------    -----------
   Net cash provided by operating activities                          248,760        619,880

INVESTING ACTIVITIES:
   Proceeds from sale of machinery and equipment                           --         13,094
   Purchases of machinery and equipment                              (383,487)      (665,083)
                                                                  -----------    -----------
   Net cash used in investing activities                             (383,487)      (651,989)

FINANCING ACTIVITIES:
   Payments  under capital lease obligations                         (410,409)      (378,172)
   Payments under term loan                                          (250,000)      (250,000)
   Proceeds under lines of credit                                   1,044,768        200,468
   Payments under building notes payable                             (129,759)      (124,044)
                                                                  -----------    -----------
   Net cash provided by (used in) financing activities                254,600       (551,748)

   CHANGE IN CASH                                                     119,873       (583,857)
   Cash at beginning of period                                      2,769,653      3,269,925
                                                                  -----------    -----------
   CASH AT END OF PERIOD                                          $ 2,889,526    $ 2,686,068
                                                                  ===========    ===========
   Supplementary disclosures of cash flow information
      Cash paid for interest                                      $ 1,067,196    $   540,282
      Cash paid for income taxes, net of (refunds)                    259,785        429,545

The accompanying notes to financial statements are an integral part of these statements.

                          SigmaTron International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. ("SigmaTron"), wholly owned subsidiaries Standard Components de Mexico S.A., and Ablemex, S.A. de C.V., acquired in July 2005, and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. ("SigmaTron China"), and procurement branch SigmaTron Taiwan (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2007.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                      July 31,     April 30,
                        2007          2007
                    -----------   -----------
Finished products   $18,325,368   $10,359,223
Work-in-process       3,084,922     3,002,970
Raw materials        18,674,092    27,487,598
                    -----------   -----------
                    $40,084,382   $40,849,791
                    ===========   ===========

NOTE C - STOCK INCENTIVE PLANS

The Company adopted Financial Accounting Standards Board, Share-Based Payment ("SFAS 123 (R)") Accounting for Stock Based Compensation on May 1, 2006, and implemented the new standard utilizing the modified prospective application transition method. SFAS 123 (R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Options for which the requisite service requirement has not been rendered and that were outstanding as of May 1, 2006 are valued in accordance with SFAS 123 "Accounting for Stock Based Compensation" and compensation expense will be recognized over the remaining service period. Stock based compensation expense for all stock-based awards granted subsequent to May 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No.

123 (R). The Company did not grant any stock options in the first quarter ending July 31, 2007. The Company recognized approximately $4,400 in stock compensation expense and a tax benefit of approximately $1,700 in the first quarter of fiscal 2008 for options that vested during the period. In July 2006, the Company granted 10,000 options and the per share fair value of the options granted was $6.0125. The Company recognized approximately $20,000 in stock compensation expense associated with the grant and a tax benefit of approximately $7,800 as of July 31, 2006.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                            Three Months Ended   Three Months Ended
                                               July 31, 2007        July 31, 2006
                                            ------------------   ------------------
Expected dividend yield                                 0%                  .0%
Expected stock price volatility                      .750                 .750
Average risk-free interest rate                      4.51%                4.98%
Weighted-average expected life of options       6.5 years            6.5 years

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. The Company used the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate. The weighted-average expected life of options was calculated using the simplified Method. The Company did not grant any stock options in the first quarter ending July 31, 2007.

The table below summarizes option activity from the beginning of fiscal year 2008 through July 31, 2007:

                                                         Number of
                                            Weighted-     options
                                             average    exercisable
                                Number of    exercise      at end
                                 options      price      of period
                                ---------   ---------   -----------
Outstanding at April 30, 2007    531,307       8.00       502,701
Options forfeited                 (1,000)      9.17
                                 -------
Outstanding at July 31, 2007     530,307                  505,805
                                 =======

Information with respect to stock options outstanding and stock options exercisable at July 31, 2007, follows:

                                            Options outstanding
                           -----------------------------------------------------
                               Number         Weighted-average       Weighted-
                           outstanding at        remaining            average
Range of exercise prices   July 31, 2007      contractual life    exercise price
------------------------   --------------   -------------------   --------------
$2.20 - 5.63                   103,515          4.25 years             $2.51
9.17 - 12.25                   426,792          7.65 years              9.33
                               -------
                               530,307
                               =======

                                 Options exercisable
                           -------------------------------
                                Number         Weighted-
                           exercisable at      average
Range of exercise prices   July 31, 2007    exercise price
------------------------   -------------    --------------
$2.20 - 5.63                   103,515           $2.51
9.17 - 12.25                   402,290            9.33
                               -------
                               505,805
                               =======

The following table summarizes the activity of the non-vested stock options for the first quarter ending July 31, 2007.

                                           Weighted-
                                            average
                                         fair value at
                               Options     grant date
                               -------   -------------
Non-vested at April 30, 2007   23,354         9.37
Forfeited                      (1,000)        9.17
Vested                         (3,970)        9.17
                               ------
Non-vested at July 31, 2007    18,384         9.43
                               ======

The aggregate intrinsic value is calculated as the difference between the market price of the Company's common stock as of July 31, 2007 and the exercise price of the underlying options. During the first quarter ending July 31, 2007 and 2006, there were no options exercised. The aggregate intrinsic value of options outstanding was $1,452,446 and $677,294 for the first quarter ending July 31, 2007 and 2006, respectively.

As of July 31, 2007 there was approximately $68,500 of unrecognized compensation cost related to the Company's stock option plans. This compensation cost is being amortized over a three year vesting period using a straight-line basis.

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended
                                      -----------------------
                                       July 31,      July 31,
                                         2007         2006
                                      ----------   ----------
Net income                            $  826,984   $  258,670
                                      ==========   ==========
Weighted-average shares
   Basic                               3,794,956    3,786,956
   Effect of dilutive stock options       94,318       79,827
                                      ----------   ----------
   Diluted                             3,889,274    3,866,783
                                      ==========   ==========
Basic earnings per share              $     0.22   $     0.07
Diluted earnings per share            $     0.21   $     0.07

Options to purchase 530,307 and 533,307 shares of common stock were outstanding at July 31, 2007 and 2006, respectively.

NOTE D - FIN 48 (INCOME TAXES)

The Company adopted the provisions of FIN 48, on May 1, 2007. As a result of this adoption, the Company recognized an increase to its unrecognized tax positions of $153,900, which was recorded as a cumulative effect adjustment to retained earnings. As a result of implementing FIN 48, the Company had $197,978 of unrecognized tax benefits, of which $197,978, if recognized, would affect the Company's effective tax rate.

Upon adoption of FIN 48, the Company elected a new accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the Company's tax returns. As of the adoption date, the Company has $25,690 of accrued interest expense, net of taxes related to unrecognized tax benefits. Penalties, if incurred, would be accounted for as a component of tax expense.

No statutes have been extended on any of the Company's federal income tax filings. The statute of limitations on the Company's fiscal year 2004, 2005 and 2006 federal income tax returns will expire on January 15, 2008, 2009 and 2010, respectively. The IRS concluded an examination of the Company's fiscal 2005 federal income tax returns during the fourth quarter of 2007. This examination resulted in no changes to the previously reported tax liability.

The Company's state income tax returns for the fiscal years 2003 through 2006 remain subject to examination by various state authorities with the latest closing period on November 15, 2011. The Company recently concluded an examination with Texas for the fiscal 2003-2005 tax years. This examination resulted in no changes to the previously reported tax liability. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

The Company's foreign subsidiary, Wujiang SigmaTron Electronics Co., Ltd filed income tax returns for the 2005 and 2006 tax years which remain subject to examination by China. The subsidiary is currently not under examination and no statutes have been extended.

The Company's foreign subsidiary, Standard Components de Mexico S.A., filed income tax returns for the 2002 through 2006 tax years which remain subject to examination by Mexico. Standard Components de Mexico S.A. is currently not under examination and no statutes have been extended.

Additionally, the Company's former foreign subsidiary, AbleMex, S.A. de C.V. filed income tax returns for the 2002 through 2006 tax years which remain subject to examination by Mexico. AbleMex S.A. de C.V. is currently not under examination and no statutes have been extended.

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

NEW ACCOUNTING STANDARDS:

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financials instruments acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance and derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of May 1, 2007, as required. During the first quarter ended July 31, 2007, the Company recorded $153,900 as a result of the impact FIN 48.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex, S.A. de C.V., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (collectively the "Company") and other Items in this Report on Form 10-Q contain forward-looking statements concerning the Company's business or results of operations. Words such as "continue," "anticipate," "will," "expects," "believe," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of goodwill impairment testing; the variability of our customers' requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth, including its expansion into China. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and risk factors and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report and the Company undertakes no obligation to update such statements in light of future events or otherwise.

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

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the three months ended July 31, 2007.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net Sales

Net sales increased for the three month period ended July 31, 2007 to $39,843,813 from $36,959,865 for the three month period ended July 31, 2006. Sales volume increased for the three month period ended July 31, 2007 as compared to the same period in the prior year in the telecommunications, fitness, gaming, consumer electronics, industrial and life sciences marketplaces. The slight increase in revenue is a result of our customers' demand for product based on their forecast.

Gross Profit

Gross profit increased during the three month period ended July 31, 2007 to $5,216,661 or 13.1% of net sales, compared to $3,858,649 or 10.4% of net sales for the same period in the prior fiscal year. The increase in the Company's gross margin for the three month period is due to the continued progress at the Tijuana manufacturing operation and product mix. There can be no assurance that gross margins will not decrease in future quarters. Pricing pressures continue at all locations.

Selling and Administrative Expenses

Selling and administrative expenses increased to $3,217,370 or 8.1% of net sales for the three month period ended July 31, 2007 compared to $3,017,953 or 8.2% of net sales in the same period last year. The increase for the three month period ended July 31, 2007, is due to an increase in sales commissions, accounting fees and bonus accruals, as well as an increase in purchasing, accounting and IT salary expenses primarily caused by an increase in headcount in those areas.

Interest Expense

Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2007 was $713,058 compared to $510,945 for the same period in the prior year. This change was attributable to the Company's significant increased borrowings under its revolving credit facility and term loan, increased capital lease obligations and higher interest rates. The additional working capital was necessary to support the increase in sales volume.

Taxes

The effective tax rate from continuing operations for the three month period ended July 31, 2007 was 35.2% compared to an effective tax rate of 32.1% in the same period of the prior fiscal year. The effective tax rate in fiscal 2008 has increased compared to prior periods due to the tax effects of the Company's foreign operations.

Net Income

Net income from continuing operations increased to $826,984 for the three month period ended July 31, 2007 compared to $258,670 for the same period in the prior year. Basic and diluted earnings per share for the first fiscal quarter of 2008 were $0.22 and $0.21, compared to basic and diluted earnings per share of $0.07, respectively, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

OPERATING ACTIVITIES.

Cash flow provided by operating activities was $248,760 for the three months ended July 31, 2007, compared to $619,880 for the same period in the prior year. During the first three months of fiscal year 2008, cash provided by operations was due to an increase in net income, the non-cash effect of depreciation and amortization and a decrease in inventory. Cash provided by operating activities was partially offset by an increase in accounts receivable and a decrease in accrued expenses. The slight increase in accounts receivable was due to the timing of receipts of payments at the end of the first fiscal quarter. The accrued expense decreased as a result of bonuses paid in the first quarter of fiscal 2008. The decrease in inventory was the result of timing of customers' demand for product based on their forecast.

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

INVESTING ACTIVITIES.

During the first quarter of fiscal 2008, the Company purchased approximately $383,500 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $2,500,000 during the balance of fiscal 2008. During the first quarter of fiscal 2007 the Company purchased approximately $665,000 in machinery and equipment to be used in the ordinary course of business.

FINANCING TRANSACTIONS.

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The Company also has a term loan which was increased in July 2006 to $4,000,000 from $2,750,000 on July 31, 2006. Interest payments only are due monthly through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30 2007, through the quarter ending June 30, 2011. Interest payments continue to be due monthly throughout the term. In October 2006, the Company amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 was for a term of six months and expired on April 30, 2007. In April 2007, the amended revolving credit facility was renewed in the amount of $32,000,000 and will expire on September 30, 2009. The amended revolving credit facility is limited to the lesser of: (i) $32,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16,000,000 or a percentage of the inventory base. In January and April 2007, the Company's financial covenants were amended. At July 31, 2007, the Company was in compliance with its financial covenants, and

$29,013,783 was outstanding under the revolving credit facility and term loan. There was approximately $2,986,217 of unused credit available as of July 31, 2007.

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

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding U.S. dollars, which are exchanged for pesos, RMB, and New Taiwan dollar as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first quarter of fiscal year 2008, the Company paid approximately $4,836,898 to its subsidiaries for services provided.

In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At July 31, 2007, approximately $446,705 was outstanding in connection with the financing of that facility.

Payments made under capital lease and building notes payable was $540,168 and $502,216 for the first quarter of fiscal 2008 and 2007, respectively.

The Company paid $250,000 under its term loan obligation and borrowed an additional $1,044,768 under its revolving credit facility during the first quarter of fiscal 2008. The balance of July 31, 2007 under the term loan obligation and revolving credit facility was $3,750,000 and $25,263,783, respectively.

In the first quarter of fiscal 2007 the Company paid $250,000 under its term loan obligation and borrowed an additional $200,468 under its revolving credit facility. At July 31, 2006 the company had $2,750,000 and $19,362,368 outstanding under its term loan and revolving credit facility, respectively.

OFF-BALANCE SHEET TRANSACTIONS:

The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would have resulted in interest expense increasing by approximately $73,000 for the three month period ended July 31, 2007. As of July 31, 2007, the Company had no short-term investments and approximately $29,000,000 of borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, because these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2007.

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes that none of these actions, individually or in the aggregate, will have a material effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

There were no material changes from our risk factors as presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007 as filed with the SEC on July 24, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

                                   SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                    September 13, 2007
-------------------------------------   ----------------------------------------
Gary R. Fairhead                        Date
President and CEO (Principal
Executive Officer)


/s/ Linda K. Blake                      September 13, 2007
-------------------------------------   ----------------------------------------
Linda K. Blake                          Date
Chief Financial Officer, Secretary
and Treasurer (Principal Financial
Officer and Principal Accounting
Officer)