Form 10-Q
period 2007-10-31
SIGMATRON INTERNATIONAL INC
filed 2007-12-13
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2007

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

             2201 Landmeier Road, Elk Grove Village, Illinois 60007
               (Address of Principal Executive Offices) (Zip Code)

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

On December 12, 2007, there were 3,822,556 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

                                                                         Page No.
                                                                         --------
PART 1.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Consolidated Balance Sheets - October 31, 2007 (Unaudited)
            and April 30, 2007                                               3

            Consolidated Statements of Operations -
            Three and Six Months Ended October 31, 2007 and 2006             4

            Consolidated Statements of Cash Flows -
            Six Months Ended October 31, 2007 and 2006                       5

            Notes to Consolidated Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

   Item 4.  Controls and Procedures                                         17

PART II     OTHER INFORMATION:

   Item 1.  Legal Proceedings                                               18

   Item 1A. Risk Factors                                                    18

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

   Item 3.  Defaults Upon Senior Securities                                 18

   Item 4.  Submission of Matters to a Vote of Security Holders             18

   Item 5.  Other Information                                               19

   Item 6.  Exhibits                                                        19

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                                                October 31,
                                                                   2007         April 30,
                                                                (Unaudited)       2007
                                                               ------------   ------------
CURRENT ASSETS:
   Cash                                                        $  3,160,161   $  2,769,653
   Accounts receivable, less allowance for doubtful
   accounts of  $194,800 at October 31, 2007
   and $150,000 at April 30, 2007                                24,983,368     20,279,874
   Inventories, net                                              41,717,856     40,849,791
   Refundable income taxes                                           26,179             --
   Prepaid and other assets                                         859,398      1,289,207
   Deferred income taxes                                          1,256,872      1,251,241
   Other receivables                                                244,459        224,189
                                                               ------------   ------------
   Total current assets                                          72,248,293     66,663,956
   Property, machinery and equipment, net                        30,232,341     30,971,107
   Other assets                                                     982,475      1,006,126
   Intangible assets, net of amortization $1,577,925              1,192,075      1,461,772
   and $1,308,228
   Goodwill                                                       9,298,945      9,298,945
                                                               ------------   ------------
   Total assets                                                $113,954,129   $109,401,906
                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Trade accounts payable                                      $ 18,066,396   $ 15,473,660
   Accrued expenses                                               2,587,402      2,613,636
   Accrued wages                                                  1,920,303      2,241,287
   Income taxes payable                                                  --        243,596
   Notes payable - bank                                           1,000,000      1,000,000
   Notes payable - building                                         540,455        528,092
   Capital lease obligations                                      1,756,577      1,690,437
                                                               ------------   ------------
   Total current liabilities                                     25,871,133     23,790,708
   Notes payable - banks                                         29,071,381     27,219,015
   Notes payable- building, less current portion                  2,715,000      2,988,372
   Capital lease obligations, less current portion                2,230,313      3,125,297
   Deferred income taxes                                          2,691,393      2,537,493
                                                               ------------   ------------
   Total long-term liabilities                                   36,708,087     35,870,177
                                                               ------------   ------------
Total liabilities                                                62,579,220     59,660,885

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                            --             --
   Common stock, $.01 par value; 12,000,000 shares
      authorized,  3,822,556 and 3,794,956 shares issued and         38,226         37,950
      outstanding at October 31, 2007 and April 30, 2007
   Capital in excess of par value                                19,582,357     19,315,104
   Retained earnings                                             31,754,326     30,387,967
                                                               ------------   ------------
Total stockholders' equity                                       51,374,909     49,741,021
                                                               ------------   ------------
Total liabilities and stockholders' equity                     $113,954,129   $109,401,906
                                                               ============   ============

The accompanying notes to financial statements are an integral part of these statements.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations

                                                      Three Months   Three Months    Six Months    Six Months
                                                          Ended          Ended         Ended         Ended
                                                       October 31,    October 31,   October 31,   October 31,
                                                          2007           2006           2007          2006
                                                      ------------   ------------   -----------   -----------
Net sales                                              $42,815,107   $ 44,858,662   $82,658,920   $ 81,818,527
Cost of products sold                                   38,356,972     40,002,612    72,984,124     73,103,828
                                                       -----------   ------------   -----------   ------------
Gross profit                                             4,458,135      4,856,050     9,674,796      8,714,699

Selling and administrative expenses                      2,677,805      3,098,733     5,895,175      6,116,686
                                                       -----------   ------------   -----------   ------------
Operating income                                         1,780,330      1,757,317     3,779,621      2,598,013
Other expense (income) -net                                  1,887        (97,449)       12,024       (148,784)
Interest expense                                           708,429        651,095     1,421,487      1,162,040
                                                       -----------   ------------   -----------   ------------
Income from operations before income tax expense         1,070,014      1,203,671     2,346,110      1,584,757

Income tax expense                                         376,740        495,660       825,852        618,076
                                                       -----------   ------------   -----------   ------------
Net income                                             $   693,274   $    708,011   $ 1,520,258   $    966,681
                                                       ===========   ============   ===========   ============
Earnings per share - basic                             $      0.18   $       0.19   $      0.40   $       0.25
                                                       ===========   ============   ===========   ============
Earnings per share - diluted                           $      0.18   $       0.18   $      0.39   $       0.25
                                                       ===========   ============   ===========   ============
Weighted average shares of common stock outstanding
   Basic                                                 3,807,492      3,787,251     3,801,224      3,791,098
                                                       ===========   ============   ===========   ============
Weighted average shares of common stock outstanding
   Diluted                                               3,962,531      3,872,654     3,927,979      3,877,692
                                                       ===========   ============   ===========   ============

The accompanying notes to financial statements are an integral part of these statements.

                          SigmaTron International, Inc.
                      Consolidated Statements of Cash Flows

                                                                       Six           Six
                                                                  Months Ended   Months Ended
                                                                   October 31,    October 31,
                                                                      2007           2006
                                                                  ------------   ------------
OPERATING ACTIVITIES:
Net income                                                         $ 1,520,258   $    966,681

Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
      Depreciation                                                   1,984,197      1,972,547
      Stock-based compensation                                          14,438         20,042
      Provision for doubtful accounts                                   44,800             --
      Provision for inventory obsolescence                            (111,910)            --
      Deferred income taxes                                             (5,631)        (7,816)
      Amortization of intangibles                                      269,697        383,490

Changes in operating assets and liabilities, net of acquisition
      Accounts receivable                                           (4,748,293)    (4,967,712)
      Inventories                                                     (756,155)   (10,054,449)
      Prepaid expenses and other assets                                407,011        906,999
      Trade accounts payable                                         2,592,736      7,039,617
      Accrued expenses and wages                                      (347,218)       519,741
      Income taxes payable                                            (243,596)      (568,864)
                                                                   -----------   ------------
   Net cash provided by (used in) operating activities                 620,334     (3,789,724)

INVESTING ACTIVITIES:
   Purchases of machinery and equipment                             (1,245,431)    (2,284,795)
                                                                   -----------   ------------
   Net cash used in investing activities                            (1,245,431)    (2,284,795)

FINANCING ACTIVITIES:
   Proceeds from exercise of options                                   253,092         17,600
   Payments  under capital lease obligations                          (828,844)      (763,483)
   Proceeds under term loan                                                 --      1,250,000
   Payments under term loan                                           (500,000)      (250,000)
   Proceeds under lines of credit                                    2,352,366      5,466,318
   Payments under building notes payable                              (261,009)      (249,480)
                                                                   -----------   ------------
   Net cash provided by financing activities                         1,015,605      5,470,955

   CHANGE IN CASH                                                      390,508       (603,564)
   Cash at beginning of period                                       2,769,653      3,269,925
                                                                   -----------   ------------
   CASH AT END OF PERIOD                                           $ 3,160,161   $  2,666,361
                                                                   ===========   ============
   Supplementary disclosures of cash flow information
      Cash paid for interest                                       $ 1,708,079   $    830,228
      Cash paid for income taxes, net of (refunds)                   1,006,785      1,054,045

The accompanying notes to financial statements are an integral part of these statements.

                          SigmaTron International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. ("SigmaTron"), wholly-owned subsidiaries Standard Components de Mexico S.A., and Ablemex, S.A. de C.V., which was acquired in July 2005, and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. ("SigmaTron China"), and procurement branch SigmaTron Taiwan (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2007.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                    October 31,    April 30,
                        2007          2007
                    -----------   -----------
Finished products   $19,323,499   $10,359,223
Work-in-process       3,207,693     3,002,970
Raw materials        19,186,664    27,487,598
                    -----------   -----------
                    $41,717,856   $40,849,791
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

123 (R). In September 2007 the Company granted 2,500 options, and the per share value of the options granted was $8.12. In the second quarter of fiscal 2008, the Company recognized approximately $10,100 in stock option expense for options that vested during the period and a tax benefit of approximately $3,900. The Company recognized approximately $14,500 in stock compensation expense associated with the grants and a tax benefit of approximately $5,600 for the six months ended October 31, 2007.

The Company did not grant any stock options in the second quarter ending October 31, 2006. The Company recognized approximately $20,000 in stock compensation expense and a tax benefit of approximately $7,800 for the six months ended October 31, 2006.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                            Six Months Ended   Six Months Ended
                                            October 31, 2007   October 31, 2006
                                            ----------------   ----------------
Expected dividend yield                                0%                 0%
Expected stock price volatility                     .750               .750
Average risk-free interest rate                     3.91%              4.98%
Weighted-average expected life of options      6.5 years          6.5 years

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. The Company used the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate. The weighted-average expected life of options was calculated using the simplified method. The Company granted 2,500 stock options in the second quarter ending October 31, 2007.

The table below summarizes option activity from the beginning of fiscal year 2008 through October 31, 2007:

                                                           Number of
                                              Weighted-     options
                                               average    exercisable
                                  Number of    exercise      at end
                                   options      price      of period
                                  ---------   ---------   -----------
Outstanding at April 30, 2007      531,307       8.00       502,701
Options forfeited                   (1,000)      9.17
Options granted                      2,500      11.56
Options exercised                  (27,600)      9.17
                                   -------
Outstanding at October 31, 2007    505,207                  478,964
                                   =======

The following tables set forth information with respect to stock options outstanding and stock options exercisable at October 31, 2007.

                                            Options outstanding
                           ----------------------------------------------------
                                Number        Weighted-average      Weighted-
                            outstanding at        remaining          average
Range of exercise prices   October 31, 2007   contractual life   exercise price
------------------------   ----------------   ----------------   --------------
$2.20 - 5.63                    103,515          4.10 years           $2.51
 9.17 - 12.25                   401,692          7.63 years            9.36
                                -------
                                505,207
                                =======

                                  Options exercisable
                           ---------------------------------
                                Number           Weighted-
                            exercisable at        average
Range of exercise prices   October 31, 2007   exercise price
------------------------   ----------------   --------------
$2.20 - 5.63                    103,515            $2.51
 9.17 - 12.25                   375,449             9.35
                                -------
                                478,964
                                =======

The following table summarizes the activity of the non-vested stock options from the beginning of fiscal year 2008 through October 31, 2007.

                                             Weighted-
                                              average
                                           fair value at
                                 Options     grant date
                                 -------   -------------
Non-vested at April 30, 2007      23,354        9.37
Forfeited                         (1,000)       9.17
Vested                            (7,270)       9.17
                                  ------
Non-vested at July 31, 2007       15,084
                                  ======
Granted                            2,500       11.56
Vested                              (625)      11.56
                                  ------
Non-vested at October 31, 2007    16,959        9.71
                                  ======

The aggregate intrinsic value is calculated as the difference between the market price of the Company's common stock as of October 31, 2007 and the exercise price of the underlying options. There were 27,600 and 8,000 options exercised during the second quarter ending October 31, 2007 and 2006, respectively. The aggregate intrinsic value of options outstanding was $1,854,061 and $886,440 for the second quarter ending October 31, 2007 and 2006, respectively.

As of October 31, 2007, there was approximately $78,800 of unrecognized compensation cost related to the Company's stock option plans. Compensation cost of $63,500 is being amortized over a three year vesting period using a straight-line basis, and compensation cost of $15,300 is being amortized over a four year vesting period using a straight-line basis.

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended           Six Months Ended
                                      -------------------------   -------------------------
                                      October 31,   October 31,   October 31,   October 31,
                                          2007          2006          2007          2006
                                      -----------   -----------   -----------   -----------
Net income                             $  693,274    $  708,011    $1,520,258    $  966,681
                                       ==========    ==========    ==========    ==========
Weighted-average shares
   Basic                                3,807,492     3,787,251     3,801,224     3,791,098
   Effect of dilutive stock options       155,039        85,403       126,755        86,594
                                       ----------    ----------    ----------    ----------
   Diluted                              3,962,531     3,872,654     3,927,979     3,877,692
                                       ==========    ==========    ==========    ==========
Basic earnings per share               $     0.18    $     0.19    $     0.40    $     0.25

Diluted earnings per share             $     0.18    $     0.18    $     0.39    $     0.25

Options to purchase 505,207 and 525,307 shares of common stock were outstanding at October 31, 2007 and 2006, respectively.

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

The Company's foreign subsidiary, Wujiang SigmaTron Electronics Co., Ltd filed income tax returns for the 2005 and 2006 tax years, which remain subject to examination by China. The subsidiary is currently not under examination and no statutes have been extended.

The Company's foreign subsidiary, Standard Components de Mexico S.A., filed income tax returns for the 2002 through 2006 tax years, which remain subject to examination by Mexico. Standard Components de Mexico S.A. is currently not under examination and no statutes have been extended.

Additionally, the Company's foreign subsidiary, AbleMex, S.A. de C.V. filed income tax returns for the 2002 through 2006 tax years, which remain subject to examination by Mexico. AbleMex S.A. de C.V. is currently not under examination and no statutes have been extended.

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

Revenue Recognition - Revenues from sales of product including the Company's electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company's policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer's own facility. Upon the customer's request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer's facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated extended warranty terms in certain instances. The Company assembles and tests assemblies based on customers' specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company's standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.

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

Goodwill and Other Intangibles - The Company adopted on June 1, 2001, SFAS No. 141 "Business Combinations". Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of fiscal 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded. The Company calculates fair value of the reporting unit utilizing a combination of a discounted cash flow approach and certain market approaches which considered both the Company's market capitalization and trading multiples of comparable companies. The calculations of fair value of the reporting unit involve significant judgment and different underlying assumptions could result in different calculated fair values. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended April 30, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unity by approximately 1%. However, in the event the Company does not achieve projected performance or there is a decline in the market price of the Company's stock, we may be required to record an impairment charge for goodwill in the future, which charge would reduce net income and earnings per share.

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance and derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of May 1, 2007, as required. During the first quarter ended July 31, 2007, the Company recorded a cumulative effect adjustment of $153,900 to retained earnings as a result of the impact of FIN 48.

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

Pricing for some components and related commodities has escalated due to the increased demand for European Union's Restriction of Hazardous Substances Directive, RoHS components and may continue to increase in the future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

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

Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These rules, regulations, and requirements have increased the Company's legal expenses, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company were to receive a qualified opinion on the adequacy of its internal control over financial reporting, shareholders could lose confidence in the reliability of the Company's financial statements, which could have a material adverse impact on the value of the Company's stock.

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the six months ended October 31, 2007.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net Sales

Net sales decreased for the three month period ended October 31, 2007 to $42,815,107 from $44,858,662 for the three month period ended October 31, 2006. Net sales for the six months ended October 31, 2007 increased to $82,658,920 from $81,818,527 for the same period in the prior fiscal year. Sales volume decreased for the three and six month periods ended October 31, 2007 as compared to the same period in the prior year in the gaming, consumer electronics, and semiconductor marketplaces. Sales volume increased for the six month period ending October 31, 2007 as compared to the same period in the prior year in the fitness, industrial electronics and life sciences marketplaces. The overall decrease in revenue for the three month period ended October 31, 2007 is a result of our customers' demand for product based on their forecast and a slower than anticipated startup of several new programs for certain customers.

Gross Profit

Gross profit decreased during the three month period ended October 31, 2007 to $4,458,135 or 10.4% of net sales, compared to $4,856,050 or 10.8% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2007 to $9,674,796 or 11.7% of net sales, compared to $8,714,699 or 10.7% of net sales for the same period in the prior fiscal year. The decrease in the Company's gross margin for the three month period is due to pricing pressures within the EMS industry and an increase in the cost of manufacturing supplies. The gross profit increased for the six month period ended October 31, 2007 due to net sales increasing and the mix of product shipped to customers. There can be no assurance that gross margins will not decrease in future quarters. Pricing pressures continue at all locations.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $2,677,805 or 6.3% of net sales for the three month period ended October 31, 2007 compared to $3,098,733 or 6.9% of net sales in the same period in the prior fiscal year. Selling and administrative expenses decreased to $5,895,175 or 7.1% of net sales for the six month period ended October 31, 2007 compared to $6,116,686 or 7.5% of net sales in the same period in the prior fiscal year. The decrease for the three and six month periods ended October 31, 2007, is due to a decrease in sales commissions, sales salaries, amortization expense and accounting and legal fees.

Interest Expense

Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2007 was $708,429 compared to $651,095 for the same period in the prior fiscal year. Interest expense increased to $1,421,487 for the six month period ended October 31, 2007 as compared to $1,162,040 for the same period in the prior fiscal year. This change was attributable to the Company's increased borrowings under its revolving credit facility, increased capital lease obligations and higher interest rates. The additional working capital was necessary to support the start up of several new programs for customers and to support the increased sales volume for the six month period ended October 31, 2007.

Taxes

The effective tax rate from operations for the three and six month periods ended October 31, 2007 was 35.2%. The effective tax rate for the comparable periods in fiscal 2007 was 41.1% and 39.0% for the three and six month periods ended, respectively. The effective tax rate in fiscal 2008 has decreased compared to prior periods due to the tax effects of the Company's foreign operations.

Net Income

Net income from operations decreased to $693,274 for the three month period ended October 31, 2007 compared to $708,011 for the same period in the prior fiscal year. Basic and diluted earnings per share for the second fiscal quarter of 2008 were $0.18 compared to basic and diluted earnings per share of $0.19 and $0.18, respectively, for the same period in the prior fiscal year. For the six months ended October 31, 2007, the Company recorded net income of $1,520,258 compared to $966,681 for the same period in the prior fiscal year. Basic and diluted earnings per share for the six month period ended October 31, 2007 were $0.40 and $0.39 compared to basic and diluted earnings per share of $0.25, respectively, for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:

OPERATING ACTIVITIES.

Cash flow provided by operating activities was $620,334 for the six months ended October 31, 2007, compared to cash used in operations of $3,789,724 for the same period in the prior year. During the first six months of fiscal year 2008, cash provided by operations was due to net income, trade payables and the non-cash effect of depreciation and amortization. Cash provided by operating activities was partially offset by an increase in accounts receivable. The increase in accounts receivable is due to the increase in sales volume.

For the six months ended October 31, 2006, cash used in operations increased due to increases in accounts receivable and inventory. The increase in inventories was primarily attributable to an increase in customer orders and safety stock requirements. The increase in accounts receivable was due to an increase in sales volume.

INVESTING ACTIVITIES.

During the first six months of fiscal 2008, the Company purchased approximately $1,245,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $1,500,000 during the balance of fiscal 2008. During the first six months of fiscal 2007, the Company purchased approximately $2,300,000 in machinery and equipment to be used in the ordinary course of business.

FINANCING TRANSACTIONS.

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The Company also has a term loan which was increased to $4,000,000 from $2,750,000 on July 31, 2006. Interest payments only were due monthly through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30 2007, through the quarter ending June 30, 2011. Interest payments continue to be due monthly throughout the term. In October 2006, the Company amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 was for a term of six months and expired on April 30, 2007. In April 2007, the amended revolving credit facility was renewed in the amount of $32,000,000 and will expire on September 30, 2009. The amended revolving credit facility is limited to the lesser of: (i) $32,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16,000,000 or a percentage of the inventory base. In January and April 2007, the Company's financial covenants were amended. At October 31, 2007, the Company was in compliance with its financial covenants, and $30,071,381 was outstanding under the revolving credit facility and term loan. There was approximately $1,928,619 of unused credit available as of October 31, 2007.

The loan and security agreement is collateralized by substantially all of the domestically-located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and prohibits the payment of dividends.

The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements for the remainder of fiscal year 2008. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for pesos, RMB, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first six months of fiscal year 2008, the Company paid approximately $9,596,725 to its subsidiaries for services provided.

In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At October 31, 2007, approximately $360,455 was outstanding in connection with the purchase of that facility.

Payments made under capital lease and building notes payable was $1,089,853 and $1,012,963 for the first six months of fiscal 2008 and 2007, respectively.

The Company paid $500,000 under its term loan obligation and borrowed an additional $2,352,366 under its revolving credit facility during the first six months of fiscal 2008. The balance on October 31, 2007 under the term loan obligation and revolving credit facility was $3,500,000 and $26,571,381, respectively.

During the first six months of fiscal 2007 the Company paid $250,000 under its term loan obligation and borrowed an additional $5,466,318 under its revolving credit facility. At October 31, 2006, the Company had $4,000,000 and $24,628,218 outstanding under its term loan and revolving credit facility, respectively.

OFF-BALANCE SHEET TRANSACTIONS:

The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

There have been no material changes to the Company's contractual obligations and commercial commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would have resulted in interest expense increasing by approximately $150,400 for the six month period ended October 31, 2007. As of October 31, 2007, the Company had no short-term investments and approximately $30,100,000 of borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, because these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2007.

There has been no change in our internal control over financial reporting during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 21, 2007, the Company held its 2007 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of
(i) electing two Class II Directors to hold office until the 2010 Annual Meeting of Stockholders and (ii) ratifying the selection of BDO Seidman, LLP as independent auditors of the Company. Each holder of common stock was entitled to one vote for each share held on the record date.

The following individuals were elected as Class II directors to hold office until the 2010 Annual Meeting of Stockholders: John P. Chen and Carl Zemenick. The number of shares cast for, against and abstained with respect to the nominees were as follows:

     Nominee          For      Against   Abstain
     -------          ---      -------   -------
John P. Chen       3,191,116    39,450      0
Carl A. Zemenick   3,191,870    38,696      0

There were no broker non-votes with respect to the election of directors. The following persons are directors of the Company whose current term extends beyond the 2007 Annual Meeting of Stockholders: Thomas W. Rieck, Gary R. Fairhead, Franklin D. Sove and Dilip S. Vyas. There was no solicitation in opposition to management's nominees for directors.

The stockholders voted to approve the ratification of the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending April 30, 2008. A total of 3,196,181 shares were cast for such ratification, 12,060 shares were opposed and 22,125 shares abstained.

William L. McClelland did not stand for reelection when his term as a Class I director expired at the 2006 Annual Meeting of Stockholders. The Board of Directors did not fill the vacancy left by the departure of Mr. McClelland. The Board of Directors decided to reduce the number of directors from seven members to six members and to re-designate as of the 2008 Annual Meeting of Stockholders one of the Class III directors as a Class I director. Upon redesignation as a Class I director in 2008, that director will hold office until the expiration of the term of the current Class I director at the 2009 Annual Meeting of Stockholders.

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

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                               December 13, 2007
------------------------------------------------   Date
Gary R. Fairhead
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                 December 13, 2007
------------------------------------------------   Date
Linda K. Blake
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)