Form 10-Q
period 2008-01-31
SIGMATRON INTERNATIONAL INC
filed 2008-03-12
CIK 915358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2008

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

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):

          [ ] Large accelerated filer          [ ] Accelerated Filer

          [X] Non-accelerated filer            [ ] Smaller reporting company
(Do not check if a smaller reporting company)

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated [X].

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

On March 12, 2008, there were 3,822,556 shares of the Registrant's Common Stock outstanding.

                          SigmaTron International, Inc.

                                      Index

                                                                                Page No.
                                                                                --------
PART 1.       FINANCIAL INFORMATION:

   Item 1.    Financial Statements

              Consolidated Balance Sheets - January 31, 2008 (Unaudited)
              and April 30, 2007                                                    3

              Consolidated Statements of Operations -
              Three and Nine Months Ended January 31, 2008 and 2007                 4

              Consolidated Statements of Cash Flows -
              Nine Months Ended January 31, 2008 and 2007                           5

              Notes to Consolidated Financial Statements                            6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                13

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk           17

   Item 4.    Controls and Procedures                                              18

PART II       OTHER INFORMATION:

   Item 1.    Legal Proceedings                                                    19

   Item 1A.   Risk Factors                                                         19

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds          19

   Item 3.    Defaults Upon Senior Securities                                      19

   Item 4.    Submission of Matters to a Vote of Security Holders                  19

   Item 5.    Other Information                                                    19

   Item 6.    Exhibits                                                             19

                          SIGMATRON INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                                                January 31,
                                                                   2008         April 30,
                                                                (Unaudited)       2007
                                                               ------------   ------------
CURRENT ASSETS:
   Cash                                                        $  3,273,518   $  2,769,653
   Accounts receivable, less allowance for doubtful
      accounts of  $194,800 at January 31, 2008
      and $150,000 at April 30, 2007                             23,765,033     20,279,874
   Inventories, net                                              40,869,075     40,849,791
   Refundable income taxes                                          157,940             --
   Prepaid and other assets                                       1,337,799      1,289,207
   Deferred income taxes                                          1,260,214      1,251,241
   Other receivables                                                 91,869        224,189
                                                               ------------   ------------
   Total current assets                                          70,755,448     66,663,956
   Property, machinery and equipment, net                        29,612,340     30,971,107
   Other assets                                                     974,529      1,006,126
   Intangible assets, net of amortization $1,694,928              1,075,072      1,461,772
      and $1,308,228
   Goodwill                                                       9,298,945      9,298,945
                                                               ------------   ------------
   Total assets                                                $111,716,334   $109,401,906
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Trade accounts payable                                      $ 16,914,144   $ 15,473,660
   Accrued expenses                                               1,939,495      2,613,636
   Accrued wages                                                  1,934,633      2,241,287
   Income taxes payable                                                  --        243,596
   Notes payable - bank                                           1,000,000      1,000,000
   Notes payable - building                                         452,686        528,092
   Capital lease obligations                                      1,661,610      1,690,437
                                                               ------------   ------------
   Total current liabilities                                     23,902,568     23,790,708
   Notes payable - banks                                         28,857,768     27,219,015
   Notes payable- building, less current portion                  2,670,000      2,988,372
   Capital lease obligations, less current portion                1,898,659      3,125,297
   Deferred income taxes                                          2,691,393      2,537,493
                                                               ------------   ------------
   Total long-term liabilities                                   36,117,820     35,870,177
                                                               ------------   ------------
Total liabilities                                                60,020,388     59,660,885

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares
      authorized, none issued and outstanding                            --             --
   Common stock, $.01 par value; 12,000,000 shares
      authorized,  3,822,556 and 3,794,956 shares issued and         38,226         37,950
      outstanding at January 31, 2008 and April 30, 2007
   Capital in excess of par value                                19,590,929     19,315,104
   Retained earnings                                             32,066,791     30,387,967
                                                               ------------   ------------
Total stockholders' equity                                       51,695,946     49,741,021
                                                               ------------   ------------
Total liabilities and stockholders' equity                     $111,716,334   $109,401,906
                                                               ============   ============

The accompanying notes to financial statements are an integral part of these statements.

                          SIGMATRON INTERNATIONAL, INC.
                      Consolidated Statements Of Operations

                                                     Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                                         January 31,          January 31,          January 31,         January 31,
                                                           2008                   2007                2008                2007
                                                     ------------------   ------------------   -----------------   -----------------
Net sales                                                $41,131,744          $44,584,513        $123,790,664         $126,403,040
Cost of products sold                                     36,668,148           40,281,945         109,652,272          113,385,773
                                                         -----------          -----------        ------------         ------------
Gross profit                                               4,463,596            4,302,568          14,138,392           13,017,267
Selling and administrative expenses                        3,191,689            3,519,246           9,086,864            9,635,932
                                                         -----------          -----------        ------------         ------------
Operating income                                           1,271,907              783,322           5,051,528            3,381,335
Other expense (income) -net                                   24,355              (59,835)             36,379             (208,618)
Interest expense                                             730,529              717,648           2,152,016            1,879,688
                                                         -----------          -----------        ------------         ------------
Income from operations before income tax expense             517,023              125,509           2,863,133            1,710,265
Income tax expense                                           204,559               48,937           1,030,411              667,013
                                                         -----------          -----------        ------------         ------------
Net income                                               $   312,464          $    76,572        $  1,832,722         $  1,043,252
                                                         ===========          ===========        ============         ============
Earnings per share - basic                               $      0.08          $      0.02        $       0.48         $       0.28
                                                         ===========          ===========        ============         ============
Earnings per share - diluted                             $      0.08          $      0.02        $       0.47         $       0.27
                                                         ===========          ===========        ============         ============
Weighted average shares of common stock outstanding
Basic                                                      3,822,556            3,794,956           3,808,335            3,789,836
                                                         ===========          ===========        ============         ============
Weighted average shares of common stock outstanding
Diluted                                                    3,897,314            3,895,939           3,925,403            3,877,564
                                                         ===========          ===========        ============         ============

The accompanying notes to financial statements are an integral part of these statements.

                          SigmaTron International, Inc.
                      Consolidated Statements of Cash Flows

                                                                      Nine           Nine
                                                                  Months Ended   Months Ended
                                                                  January 31,    January 31,
                                                                      2008           2007
                                                                  ------------   ------------
OPERATING ACTIVITIES:
Net  income                                                       $ 1,832,722    $ 1,043,252

Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation                                                     2,780,337      3,031,122
   Stock-based compensation                                            23,009         34,286
   Provision for doubtful accounts                                     44,800             --
   Provision for inventory obsolescence                              (102,273)            --
   Deferred income taxes                                               (8,973)       (13,371)
   Amortization of intangibles                                        386,700        554,034

Changes in operating assets and liabilities, net of acquisition
   Accounts receivable                                             (3,529,958)    (3,765,515)
   Inventories                                                         82,989     (7,040,430)
   Prepaid expenses and other assets                                  (42,615)       868,866
   Trade accounts payable                                           1,440,485      2,269,303
   Accrued expenses and wages                                        (980,795)       561,492
   Income taxes payable                                              (243,595)      (839,438)
                                                                  -----------    -----------
   Net cash provided by (used in) operating activities              1,682,833     (3,296,399)

INVESTING ACTIVITIES:
   Purchases of machinery and equipment                            (1,421,570)    (1,728,839)
                                                                  -----------    -----------
   Net cash used in investing activities                           (1,421,570)    (1,728,839)

FINANCING ACTIVITIES:
   Proceeds from exercise of options                                  253,092         17,600
   Payments  under capital lease obligations                       (1,255,465)    (1,159,512)
   Proceeds under term loan                                                --      1,250,000
   Payments under term loan                                          (750,000)      (250,000)
   Proceeds under lines of credit                                   2,388,753      4,642,711
   Payments under building notes payable                             (393,778)      (376,332)
                                                                  -----------    -----------
   Net cash provided by financing activities                          242,602      4,124,467

   CHANGE IN CASH                                                     503,865       (900,771)
   Cash at beginning of period                                      2,769,653      3,269,925
                                                                  -----------    -----------
   CASH AT END OF PERIOD                                          $ 3,273,518    $ 2,369,154
                                                                  ===========    ===========
   Supplementary disclosures of cash flow information
      Cash paid for interest                                      $ 2,512,453    $ 1,890,947
      Cash paid for income taxes, net of (refunds)                  1,301,446      1,415,033

The accompanying notes to financial statements are an integral part of these statements.

                          SigmaTron International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 31, 2008

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2007.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                    January 31,    April 30,
                        2008          2007
                    -----------   -----------
Finished products   $18,010,978   $10,359,223
Work-in-process       2,593,536     3,002,970
Raw materials        20,264,561    27,487,598
                    -----------   -----------
                    $40,869,075   $40,849,791
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

123 (R). The Company did not grant any stock options in the third quarter ending January 31, 2008. In the third quarter of fiscal 2008, the Company recognized approximately $8,600 in stock option expense for options that vested during the period and a tax benefit of approximately $3,300. The Company recognized approximately $23,000 in stock compensation expense associated with the grants and a tax benefit of approximately $9,000 for the nine months ended January 31, 2008.

In the third quarter of fiscal 2007, the Company granted 6,000 options to non-executive employees and the fair value of the option grants were $6.57 and $7.23. The Company recognized approximately $34,200 in stock compensation expense and a tax benefit of approximately $13,400 for the nine months ended January 31, 2007.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                  Nine Months Ended   Nine Months Ended
                                   January 31, 2008   January 31, 2007
                                  -----------------   ----------------
Expected dividend yield                   0%                  0%
Expected stock price volatility        .750                .750
Average risk-free interest rate        3.91%               4.98%
Weighted-average expected
   life of options                      6.5 years           6.5 years

Option-valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. The Company used the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate. The weighted-average expected life of options was calculated using the simplified method. The Company did not grant any stock options in the third quarter ending January 31, 2008.

The table below summarizes option activity from the beginning of fiscal year 2008 through January 31, 2008:

                                                           Number of
                                              Weighted-     options
                                               average    exercisable
                                  Number of   exercise      at end
                                   options      price      of period
                                  ---------   ---------   -----------
Outstanding at April 30, 2007      531,307       8.00       502,701
Options forfeited                   (4,400)      9.17
Options granted                      2,500      11.56
Options exercised                  (27,600)      9.17
                                   -------
Outstanding at January 31, 2008    501,807                  480,947
                                   =======

The following tables set forth information with respect to stock options outstanding and stock options exercisable at January 31, 2008.

                                            Options outstanding
                           ----------------------------------------------------
                                Number        Weighted-average      Weighted-
                            outstanding at        remaining          average
Range of exercise prices   January 31, 2008   contractual life   exercise price
------------------------   ----------------   ----------------   --------------
$2.20 - 5.63                    103,515          3.85 years           $2.51
 9.17 - 12.25                   398,292          6.45 years            9.36
                                -------
                                501,807
                                =======

                                                     Options exercisable
                                              ---------------------------------
                                                   Number           Weighted-
                                               exercisable at        average
Range of exercise prices                      January 31, 2008   exercise price
------------------------                      ----------------   --------------
$2.20 - 5.63                                       103,515            $2.51
 9.17 - 12.25                                      377,432             9.30
                                                   -------
                                                   480,947
                                                   =======

The following table summarizes the activity of the non-vested stock options from the beginning of fiscal year 2008 through January 31, 2008.

                                              Weighted-
                                               average
                                            fair value at
                                  Options     grant date
                                  -------   -------------
Non-vested at April 30, 2007       23,354         9.37
Forfeited                          (1,000)        9.17
Vested                             (3,970)        9.17
                                   ------
Non-vested at July 31, 2007        18,384         9.42
                                   ======
Granted                             2,500        11.56
Vested                               (625)       11.56
Vested                             (3,300)        9.17
                                   ------
Non-vested at October 31, 2007     16,959         9.71
                                   ======
Forfeited                          (3,400)        9.17
Vested                             (1,650)       10.12
Vested                               (333)        9.20
                                   ------
Non-vested at January 31, 2008     11,576         9.83
                                   ======

The aggregate intrinsic value is calculated as the difference between the market price of the Company's common stock as of January 31, 2008 and the exercise price of the underlying options. There were no options exercised during the third quarter ending January 31, 2008 and 2007, respectively. There were 27,600 and 8,000 options exercised for the nine months ended January 31, 2008 and 2007, respectively. The aggregate intrinsic value of options outstanding was $544,637 and $704,324 for the third quarter ending January 31, 2008 and 2007, respectively.

As of January 31, 2008, there was approximately $50,200 of unrecognized compensation cost related to the Company's stock option plans. Compensation cost of $35,000 is being amortized over a three year vesting period using a straight-line basis, and compensation cost of $15,200 is being amortized over a four year vesting period using a straight-line basis.

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended          Nine Months Ended
                                      -------------------------   -------------------------
                                      January 31,   January 31,   January 31,   January 31,
                                          2008          2007          2008          2007
                                      -----------   -----------   -----------   -----------
Net income                             $  312,464    $   76,572    $1,832,722    $1,043,252
                                       ==========    ==========    ==========    ==========
Weighted-average shares

   Basic                                3,822,556     3,794,956     3,808,335     3,789,836
   Effect of dilutive stock options        74,758       100,983       117,068        87,728
                                       ----------    ----------    ----------    ----------

   Diluted                              3,897,314     3,895,939     3,925,403     3,877,564
                                       ==========    ==========    ==========    ==========

Basic earnings per share               $     0.08    $     0.02    $     0.48    $     0.28

Diluted earnings per share             $     0.08    $     0.02    $     0.47    $     0.27

Options to purchase 501,807 and 531,307 shares of common stock were outstanding at January 31, 2008 and 2007, respectively.

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

The Company's foreign subsidiary, Wujiang SigmaTron Electronics Co., Ltd filed income tax returns for the 2005, 2006, and 2007 tax years, which remain subject to examination by China. The subsidiary is currently not under examination and no statutes have been extended.

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

NOTE E - ACCOUNTING CHANGE

The Company changed the date of its annual goodwill impairment test under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and other Intangible Assets, from the last day of the fiscal year to the first day of the fiscal fourth quarter. The impairment test procedure will be carried out during the fourth quarter and up to the time of the filing of the Company's Form 10-K, which will allow the Company additional time to complete the required analysis under SFAS 142. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company's financial statements when applied retrospectively. The Company believes, based on the preliminary analysis it is likely it may have a significant impairment of goodwill. The analysis will be completed during the fourth quarter and the impairment, if any, will be reported in the fourth quarter of fiscal 2008. An impairment is reported as a non-cash transaction and as an expense on the Consolidated Statement of Operations. The Company has discussed this potential impairment with its bank and has been informed the potential recording of the goodwill impairment will not negatively affect its relationship with the bank going forward.

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

Goodwill and Other Intangibles - The Company adopted on June 1, 2001, SFAS No. 141 "Business Combinations". Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets based on their fair value. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company adopted SFAS effective January 1, 2002. During the fourth quarter of fiscal 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded. The Company calculates fair value of the reporting unit utilizing a combination of a discounted cash flow approach and certain market approaches which considered both the Company's market capitalization and trading multiples of comparable companies. The calculations of fair value of the reporting unit involve significant judgment and different underlying assumptions could result in different calculated fair values. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended April 30, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 1%.

In January 2008, the Company changed the date of its annual goodwill impairment test under SFAS 142, from the last day of the fiscal year to the first day of the fiscal fourth quarter. The impairment test procedures will be carried out during the fourth quarter and up to the time of the filing of the Company's Form 10-K, which will allow the Company additional time to complete the required analysis under SFAS 142. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company's financial statements when applied retrospectively. The Company believes, based on the preliminary analysis it is likely it may have a significant impairment of goodwill. The analysis will be completed during the fourth quarter and the impairment, if any, will be reported in the fourth quarter of fiscal 2008. An impairment is reported as a non-cash transaction and as an expense on the Consolidation Statement of Operations. The Company has discussed this potential impairment with its bank and has been informed the potential recording of the goodwill impairment will not negatively affect its relationship with the bank going forward.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex, S.A. de C.V., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. ("SigmaTron China"), and its procurement branch SigmaTron Taiwan (collectively the "Company") and other Items in this Report on Form 10-Q contain forward-looking statements concerning the Company's business or results of operations. Words such as "continue," "anticipate," "will," "expect," "believe," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business including our continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of goodwill impairment testing; the variability of our customers' requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company's business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth. These and other factors which may affect the Company's future business and results of operations are identified throughout the Company's Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements speak as of the date of this report, and the Company undertakes no obligation to update such statements in light of future events or otherwise.

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

Pricing for some components and related commodities has escalated and may continue to increase in the future periods. The impact of these price increases could have a negative effect on the Company's gross margins and operating results.

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

Sales can be a misleading indicator of the Company's financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company's revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company's gross margins. Consignment orders accounted for less than 5% of the Company's revenues for the nine months ended January 31, 2008.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.

RESULTS OF OPERATIONS:

Net Sales

Net sales decreased for the three month period ended January 31, 2008 to $41,131,744 from $44,584,513 for the three month period ended January 31, 2007. Net sales for the nine months ended January 31, 2008 decreased to $123,790,664 from $126,403,040 for the same period in the prior fiscal year. Sales volume decreased for the three and nine month periods ended January 31, 2008 as compared to the same period in the prior year in the gaming, consumer electronics, appliance, auto, life sciences and semiconductor marketplaces. Sales volume increased for the nine month period ending January 31, 2008 as compared to the same period in the prior year in the fitness, industrial electronics and telecommunications marketplaces. The overall decrease in revenue for the three month period ended January 31, 2008 is a result of our customers' demand for product based on their forecast and a slower than anticipated startup of several new programs for certain customers. Pricing pressures continue at all locations.

Gross Profit

Gross profit increased during the three month period ended January 31, 2008 to $4,463,596 or 10.9% of net sales, compared to $4,302,568 or 9.6% of net sales for the same period in the prior fiscal year. Gross profit increased for the nine month period ended January 31, 2008 to $14,138,392 or 11.4% of net sales, compared to $13,017,267 or 10.3% of net sales for the same period in the prior fiscal year. The gross profit increased for the three and nine month period ended January 31, 2008 due to the mix of product shipped to customers. There can be no assurance that gross margins will not decrease in future quarters.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $3,191,689 or 7.8% of net sales for the three month period ended January 31, 2008 compared to $3,519,246 or 7.9% of net sales in the same period in the prior fiscal year. Selling and administrative expenses decreased to $9,086,864 or 7.3% of net sales for the nine month period ended January 31, 2008 compared to $9,635,932 or 7.6% of net sales in the same period in the prior fiscal year. The decrease for the three and nine month periods ended January 31, 2008, is due to a decrease in sales commissions, sales and office salaries, amortization expense and accounting and legal fees. Expense increased for the three and nine month periods ended January 31, 2008, in accounting and IT salaries and general insurance expenses.

Interest Expense

Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2008 was $730,529 compared to $717,648 for the same period in the prior fiscal year. Interest expense increased to $2,152,016 for the nine month period ended January 31, 2008 as compared to $1,879,688 for the same period in the prior fiscal year. This change was attributable to the Company's increased borrowings under its revolving credit facility and increased capital lease obligations.

Taxes

The effective tax rate from operations for the three and nine month periods ended January 31, 2008 was 39.6% and 36.0%, respectively. The effective tax rate for the comparable periods in fiscal 2007 was 39.0% for the three and nine month periods ended, respectively. The effective tax rate has fluctuated due to the tax effects of the Company's foreign operations.

Net Income

Net income from operations increased to $312,464 for the three month period ended January 31, 2008 compared to $76,572 for the same period in the prior fiscal year. Basic and diluted earnings per share for the third fiscal quarter of 2008 were $0.08 compared to basic and diluted earnings per share of $0.02, respectively, for the same period in the prior fiscal year. For the nine months ended January 31, 2008, the Company recorded net income of $1,832,722 compared to $1,043,252 for the same period in the prior fiscal year. Basic and diluted earnings per share for the nine month period ended January 31, 2008 were $0.48 and $0.47 compared to basic and diluted earnings per share of $0.28 and $0.27, respectively, for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:

OPERATING ACTIVITIES.

Cash flow provided by operating activities was $1,682,833 for the nine months ended January 31, 2008, compared to cash used in operations of $3,296,399 for the same period in the prior year. During the first nine months of fiscal year 2008, cash provided by operations was due to net income, an increase in trade payables and the non-cash effect of depreciation and amortization. Cash provided by operating activities was partially offset by an increase in accounts receivable due to timing of cash receipts from a significant customer.

For the nine months ended January 31, 2007, cash used in operations was due to an increase in accounts receivable and inventory. The increase in inventories was primarily attributable to an increase in customer orders and safety stock requirements. The increase in accounts receivable was due to an increase in sales volume. Cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and an increase in trade payables.

INVESTING ACTIVITIES.

During the first nine months of fiscal 2008, the Company purchased approximately $1,422,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $500,000 during the balance of fiscal 2008. During the first nine months of fiscal 2007, the Company purchased approximately $1,730,000 in machinery and equipment to be used in the ordinary course of business.

FINANCING TRANSACTIONS.

On July 31, 2006, the Company amended the credit facility to increase the revolving credit facility from $22,000,000 to $27,000,000. The Company also has a term loan which was increased to $4,000,000 from $2,750,000 on July 31, 2006. Interest payments only were due monthly through June 30, 2007 and quarterly principal payments of $250,000 are due each quarter beginning with the quarter ending June 30 2007, through the quarter ending June 30, 2011. In October 2006, the Company amended the credit facility to increase the revolving credit facility from $27,000,000 to $32,000,000. The increase of $5,000,000 was for a term of six months and expired on April 30, 2007. In April 2007, the amended revolving credit facility was renewed in the amount of $32,000,000 and will expire on September 30, 2009. The amended revolving credit facility is limited to the lesser of: (i) $32,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16,000,000 or a percentage of the inventory base. In January and April 2007, the Company's financial covenants were amended. At January 31, 2008, the Company was in compliance with its financial covenants, and $29,857,768 was outstanding under the revolving credit facility and term loan. There was approximately $2,142,232 of unused credit available as of January 31, 2008.

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

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for pesos, RMB, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first nine months of fiscal year 2008, the Company paid approximately $14,954,500 to its subsidiaries for services provided.

In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At January 31, 2008, approximately $272,686 was outstanding in connection with the purchase of that facility.

Payments made under capital lease and building notes payable was $1,649,243 and $1,535,844 for the first nine months of fiscal 2008 and 2007, respectively.

The Company paid $750,000 under its term loan obligation and borrowed an additional $2,388,753 under its revolving credit facility during the first nine months of fiscal 2008. The balance on January 31, 2008 under the term loan obligation and revolving credit facility was $3,250,000 and $26,607,768, respectively.

During the first nine months of fiscal 2007 the Company paid $250,000 under its term loan obligation and borrowed an additional $4,642,711 under its revolving credit facility. At January 31, 2007, the Company had $4,000,000 and $23,804,611 outstanding under its term loan and revolving credit facility, respectively.

OFF-BALANCE SHEET TRANSACTIONS:

The Company has no off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

There have been no material changes to the Company's contractual obligations and commercial commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company's borrowings are at a variable rate and an increase in interest rates of 1% would have resulted in interest expense increasing by approximately $224,000 for the nine month period ended January 31, 2008. As of January 31, 2008, the Company had no short-term investments and approximately $29,900,000 of borrowings under its credit agreements. The Company does not use derivative financial investments. The Company's cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, because these instruments are short-term.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2008.

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits:

     Exhibit 18.1 - Letter of Preferability Regarding Change in Goodwill Impairment Test Date Change from BDO Seidman, LLP.

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

SIGMATRON INTERNATIONAL, INC.


/s/ Gary R. Fairhead                               March 12, 2008
------------------------------------------------   Date
Gary R. Fairhead
President and CEO (Principal Executive Officer)


/s/ Linda K. Blake                                 March 12, 2008
------------------------------------------------   Date
Linda K. Blake
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
 Accounting Officer)