Form 10-K
period 2008-04-30
SIGMATRON INTERNATIONAL INC
filed 2008-07-18
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended April 30, 2008.
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                     to                    .
Commission file number 0-23248
SIGMATRON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3918470

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2201 Landmeier Rd., Elk Grove Village, IL	60007

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 847-956-8000
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.01 par value per share
Title of each class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $44,418,101 based on the closing sale price of $11.62 per share as reported by Nasdaq Capital Market as of such date.
The number of outstanding shares of the registrant’s Common Stock, as of July 13, 2008, was 3,822,556.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2008 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2008, are incorporated by reference into Part III of this Form 10-K.

PART 1
ITEM 1. BUSINESS
CAUTIONARY NOTE:
     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively, the “Company”) and other items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of this report, and the Company undertakes no obligation to update such statements in light of future events or otherwise.
Overview
     The Company operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China and Taiwan.
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
     In July 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward, California, and its wholly-owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers (“OEMs”) in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) diversifying markets, capabilities and customer base, (2) adding a third low-cost manufacturing facility (Tijuana, Mexico), (3) creating an opportunity to consolidate the California operations into one facility, and (4) generating incremental revenue from Able’s customers as they become familiar with the Company’s broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company on November 1, 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company’s amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill. The goodwill was subsequently impaired and the total amount was written off in the fourth quarter of fiscal year 2008.
     In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset purchase, and included a $2,000,000 cash payment to the Company for the buyer’s purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 from discontinued operations for the Las Vegas operation for the period ended April 30, 2006.
     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Hayward, California; Acuna and Tijuana, Mexico; and Suzhou-Wujiang, China. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Hayward, California; and Taipei, Taiwan. The Company also has a warehouse in Del Rio, Texas.
     The Company is a Delaware corporation, which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.
Products and Services
     The Company provides a broad range of manufacturing related outsourcing solutions for its customers on both a turnkey basis (material purchased by the Company) and consignment basis (material provided by the customer). These solutions incorporate the Company’s knowledge and expertise in the EMS industry to provide its customers with advanced manufacturing technologies and high quality, responsive and flexible manufacturing services. The Company’s EMS solutions provide services from product inception through the ultimate delivery of a finished good. Such technologies and services include the following:
     Supply Chain Management. The Company is primarily a turnkey manufacturer and directly sources all, or a substantial portion, of the components necessary for its product assemblies, rather than receiving the raw materials from its customers on consignment. Turnkey services involve a greater investment in resources and an increased inventory risk compared to consignment services. Supply chain management includes the purchasing, management, storage and delivery of raw components required for the manufacture or assembly of a customer’s product based upon the customer’s orders. The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness, or as directed by its customers. Raw materials used in the assembly and manufacture of printed circuit boards and electronic assemblies are generally available from several suppliers, unless restricted by the customer. The Company does not enter into purchase agreements with the majority of its major or single-source suppliers. The Company believes ad-hoc negotiations with its suppliers provides the flexibility needed to source inventory based on the needs of its customers.
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

     Assembly and Manufacturing. The Company’s core business is the assembly of printed circuit board assemblies through the automated and manual insertion of components onto raw printed circuit boards. The Company offers its assembly services using both pin-through-hole (“PTH”) and surface mount (“SMT”) interconnect technologies at all of its manufacturing locations. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is an advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows OEMs to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and, thus, board and system performance.
     The Company performs PTH assembly both manually and with automated component insertion and soldering equipment. Although SMT is a more sophisticated interconnect technology, the Company intends to continue providing PTH assembly services for its customers as the Company’s customers continue to require both PTH and SMT capabilities. The Company is also capable of assembling fine pitch and ball grid array (“BGA”) components. BGA is used for more complex circuit boards required to perform at higher speeds.
     Manufacturing and Related Services. The Company offers RoHS compliant assembly services in order to comply with the European Union environmental mandate that became effective in 2006 and is currently performing RoHS compliant assembly services at each of its manufacturing locations. The Company also provides quick turnaround, turnkey prototype services at all of its locations. In Elk Grove Village, the Company offers touch screen / LCD assembly services in a clean room environment. In Acuna, Mexico, the Company offers parylene coating services. In Tijuana, Mexico, the Company offers diagnostic, repair and rework services for power supplies. In all locations, the Company offers box-build services, which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products. Finally, the Company designs and manufactures DC to AC inverters.
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
Markets and Customers
     The Company’s customers are in the appliance, gaming, industrial electronics, fitness, life sciences, semiconductor, telecommunications, consumer electronics and automotive industries. As of April 30, 2008, the Company had approximately 120 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

		Percent of Net Sales
	Typical	Fiscal	Fiscal	Fiscal
Markets	OEM Application	2006	2007	2008
Appliances	Household appliance controls	37.6%	37.6%	35.8%
Industrial Electronics	Motor controls, power supplies	18.8	23.9	27.3
Fitness	Treadmills, exercise bikes	20.0	16.7	20.6
Telecommunications	Routers	11.1	6.3	6.1
Gaming	Slot machines, lighting displays	2.3	5.7	2.9
Life Sciences	Clinical diagnostic systems and instruments	5.0	4.2	3.7
Semiconductor Equipment	Process control and yield management solutions for semiconductor productions	3.9	4.1	2.6
Consumer Electronics	Carbon monoxide alarms, sprinkler systems, battery backup sump pumps, electric bikes	1.1	0.8	0.7
Automotive	Automobile interior lighting	0.2	0.7	0.3
Total		100%	100%	100%

     For the fiscal year ended April 30, 2008, Spitfire Controls, Inc. and Life Fitness accounted for 23.0% and 20.6%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2007, Spitfire Controls, Inc. and Life Fitness accounted for 24.8% and 16.9%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2006, Spitfire Controls, Inc. and Life Fitness accounted for 30.1% and 19.7%, respectively, of the Company’s net sales. Although the Company does not have long term contracts with these two customers, the Company expects that these customers will continue to account for a significant percentage of the Company’s net sales, although the individual percentages may vary from period to period.
Sales and Marketing
     The Company markets its services through 11 independent manufacturers’ representative organizations that together currently employ approximately 37 sales personnel in the United States and Canada. Independent manufacturers’ representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 4 direct sales employees.
     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2008, 2007 and 2006, respectively.
     In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings; such fluctuations may continue.
Mexico and China Operations
     The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.
     In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2008, approximately $183,400 was outstanding in connection with the financing of that facility.
     The Company’s wholly-owned foreign enterprise, SigmaTron China, is located in Wujiang, China. Wujiang is located approximately 15 miles south of Suzhou, China and 60 miles west of Shanghai, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. SigmaTron China operates at this site as the Company’s wholly-owned foreign enterprise. At April 30, 2008, this operation had 223 employees.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries. The Company provides funding to its Mexican and Chinese subsidiaries in U.S. dollars, which are exchanged for Pesos and Renminbi as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal year 2008, the Company’s U.S. operations paid approximately $18,600,000 to its foreign subsidiaries for services provided.
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
     There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company’s business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company’s competitors or significant pricing pressures from its customers could adversely affect the Company’s business, financial condition, and results of operations, as would the introduction of new technologies which render the Company’s manufacturing process technology less competitive or obsolete.
Consolidation
     The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A. and AbleMex S.A. de C.V., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch is the U.S. dollar.
     As a result of consolidation and other transactions involving competitors and other companies in the Company’s markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements, financing arrangements or other types of transactions. The Company completed one such transaction in July 2005 with the acquisition of Able. In the future, the Company may choose to enter into other transactions at any time depending on available sources of financing, and such transactions could have a material impact on the Company, its business or operations. Recent transactions are disclosed in Footnote I of the financial statements included with this Annual Report on Form 10-K.
Governmental Regulations
     The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations. To date, the cost to the Company of such compliance has not had a material impact on the Company’s business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. Further, the Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material impact on the Company’s business, financial condition and results of operations. In addition, effective mid-2006, the Company’s customers were required to be in compliance with the European Standard of RoHS directive for all of their products that ship to the European marketplace. The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations.
Backlog
     The Company’s backlog as of April 30, 2008, was approximately $49,100,000. The Company currently expects to ship substantially all of the April 30, 2008 backlog by the end of the 2009 fiscal year. Backlog as of April 30, 2007, totaled approximately $47,680,000. Variations in the magnitude and duration of contracts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.
Employees
     The Company employed approximately 2,140 people as of April 30, 2008, including 124 engaged in engineering or engineering related services, 1,721 in manufacturing and 295 in administrative and marketing functions.
     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2009. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De

Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on January 15, 2009.
     Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.
Executive Officers of the Registrants

Name	Age	Position
Gary R. Fairhead	56	President and Chief Executive Officer. Gary R. Fairhead has been the President of the Company since January 1990. Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Blake	47	Chief Financial Officer, Vice President – Finance, Treasurer and Secretary since February 1994.

Gregory A. Fairhead	52	Executive Vice President – Elk Grove Village and Acuna Operations and Assistant Secretary. Gregory A. Fairhead has been Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President – Mexican Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	47	Vice President – Director of Materials and Assistant Secretary since February 1994.

Daniel P. Camp	59	Vice President – Acuna Operation since 2007. Vice President – China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Raj B. Upadhyaya	53	Executive Vice President – Hayward / Tijuana since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operation (SMTU) from 2001 until 2005.

Hom-Ming Chang	48	Vice President – China Operation since 2007. Vice President – Hayward Materials / Test /IT from 2005 – 2007. Vice President of Fremont Operation (SMTU) from 2001 to 2005.
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
The Company’s ability to secure and maintain sufficient credit arrangements is key to its continued operations.
     The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory base. As of April 30, 2008, $25,876,255 was outstanding under the revolving credit facility. There was approximately $4.6 million of unused availability under the revolving credit facility as of April 30, 2008. The revolving credit facility requires the Company to maintain certain financial covenants which the Company was in compliance with as of April 30, 2008. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009 and to amend certain financial covenants.

     The Company also has a term loan with an outstanding balance of $3 million as of April 30, 2008 with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan.
     The Company anticipates credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal year 2009. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.
The Company experiences variable operating results.
     The Company’s results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Consequently, results of operations in any period should not be considered indicative of the results for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company’s common stock.
     The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. These factors include:
-	Changes in sales mix to customers

-	Changes in availability and cost of components

-	Volume of customer orders relative to capacity

-	Market demand and acceptance of our customers’ products

-	Price erosion within the EMS marketplace

-	Capital equipment requirements needed to remain technologically competitive
The Company’s customer base is concentrated.
     Sales to the Company’s five largest customers accounted for 63%, 56% and 64% of net sales for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. Further, the Company’s two largest customers accounted for 23.0% and 20.6% of net sales, for the fiscal year ended April 30, 2008. Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.
There is variability in the requirements of the Company’s customers.
     The Company does not generally obtain long-term purchase contracts. The timing of purchase orders placed by the Company’s customers is affected by a number of factors, including variation in demand for the customers’ products, regulatory changes affecting customer industries, customer attempts to manage inventory, changes in the customers’ manufacturing strategies and customers’ technical problems or issues. Many of these factors are outside the control of the Company. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations.
The Company and its customers may be unable to keep current with the industry’s technological changes.
     The market for the Company’s manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company’s business will depend in large part upon its customers’ ability to maintain and enhance their technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.
     Effective mid-2006, the Company’s customers were required to be in compliance with the European Standard of RoHS for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. In addition, electronic component manufacturers must produce electronic components which are lead-free. The Company relies on numerous third-party suppliers for components used in the Company’s production process. Customers’ specifications may require the Company to obtain components from a single source or a small number of suppliers. The inability to utilize any such suppliers could have a material impact on the Company’s results of operations.
The Company faces intense industry competition and downward pricing pressures.
     The EMS industry is highly fragmented and characterized by intense competition. Many of the Company’s competitors have substantially greater experience, as well as greater manufacturing, purchasing, marketing and financial resources than the Company.
     There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company’s business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company’s competitors or significant pricing pressures from its customers could adversely affect the Company’s business, financial condition, and results of operations.
The Company has foreign operations that may pose additional risks.
     A substantial part of the Company’s manufacturing operations is based in Mexico. Therefore, the Company’s business and results of operations are dependent upon numerous related factors, including the stability of the Mexican economy, the political climate in Mexico and Mexico’s relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in Mexico, and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico.
     The Company has an operation in China. Therefore, the Company’s business and results of operations are dependent upon numerous related factors, including the stability of the China economy, the political climate in China and China’s relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in China, and the ability to identify, hire, train and retain qualified personnel and operating management in China.
     The Company obtains many of its materials and components through its office in Taipei, Taiwan and, therefore, the Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.
The Company may be unable to manage its growth.
     The Company may not effectively manage its growth and successfully integrate the management and operations of its acquisitions. Acquisitions involve significant financial and operating risks that could have a material adverse effect on the Company’s results of operations.
Disclosure and internal controls.
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not believe that its disclosure controls and internal controls will prevent all errors and all fraud. Controls can provide only reasonable assurance that the procedures will meet the control objectives. Controls are limited in their effectiveness by human error, including faulty judgments in decision-making. Further, controls can be circumvented by collusion of two or more people or by management override of controls. Because of the limitations of a cost effective control system, error and fraud may occur and not be detected. In July 2007, the Company amended its Code of Conduct policy to include a fraud prevention policy, requiring diligence and reporting to senior management any suspected fraud activity. In addition, the Company has a number of internal control policies designed to discover and deal with potential fraud activities.

There is a risk of fluctuation of various currencies integral to the Company’s operations.
     The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company’s results of operations and performance. These fluctuations are expected to continue. The Company does not utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.
The availability of raw components may affect the Company’s operations.
     The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers or increases in component cost could have a material impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.
The Company is dependent on key personnel.
     The Company depends significantly on its President and Chief Executive Officer, Gary R. Fairhead, and on other executive officers. The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company’s EMS business will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company’s ability to remain competitive in the future.
Favorable labor relations are important to the Company.
     The Company currently has labor union contracts with its employees constituting approximately 58% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.
Failure to comply with environmental regulations could subject the Company to liability.
     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production which could have a material negative impact on the Company’s results of operations.
The price of the Company’s stock is volatile.
     The price of the Company’s common stock historically has experienced significant volatility due to fluctuations in the Company’s revenue and earnings, other factors relating to the Company’s operations, the market’s changing expectations for the Company’s growth, overall equity market conditions and other factors unrelated to the Company’s operations. In addition, the limited float of the Company’s common stock and the limited number of market makers also affect the volatility of the Company’s common stock. Such fluctuations are expected to continue in the future.
Being a public company increases the Company’s administrative costs.
     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These rules, regulations, and requirements have increased the Company’s legal expenses, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting, shareholders and the Company’s lenders could lose confidence in the reliability of the Company’s financial statements. This could have a material adverse impact on the value of the Company’s stock and the Company’s liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     At April 30, 2008, the Company had manufacturing facilities located in Elk Grove Village, Illinois, Hayward, California, Acuna and Tijuana, Mexico and Suzhou-Wujiang, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Acuna, Mexico; Hayward, California; and Taipei, Taiwan offices.
     Certain information about the Company’s manufacturing, warehouse and purchasing facilities is set forth below:

	Square		Owned/
Location	Feet	Services Offered	Leased
Suzhou-Wujiang, China	147,500	High volume assembly, and testing of PTH and SMT, box-build	*
Hayward, CA	126,000	Assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Leased
Elk Grove Village, IL	118,000	Corporate headquarters, assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Owned
Acuna, Mexico	115,000	High volume assembly, and testing of PTH and SMT, box-build, transformers	Owned **
Las Vegas, NV	38,250	N/A	Leased ***
Del Rio, TX	36,000	Warehouse, portion of which is bonded	Leased
Tijuana, Mexico	67,700	High volume assembly, and testing of PTH and SMT, box-build	Leased
Taipei, Taiwan	2,900	Materials procurement, alternative sourcing assistance and quality control	Leased

*	The Company’s Suzhou-Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**	A portion of the facility is leased.

***	During fiscal year 2006 the Las Vegas operation was sold. The Company continues to be obligated under the primary lease agreement for the facility and sublets the property to other occupants.
     The Hayward, California and Tijuana, Mexico properties and a portion of the Del Rio, Texas property are occupied pursuant to leases of the premises. The lease agreements for the Nevada, Texas and California properties expire October 2009, December 2015 and September 2010, respectively. The Tijuana, Mexico leases expire June 2009. The Company’s manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Mexico, which is leased. The properties in Acuna, Mexico and Illinois are financed under separate mortgage agreements, which mature in November 2008 and April 2013, respectively. The Company, through an agent, leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing and design activities. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.
ITEM 3. LEGAL PROCEEDINGS
     Since the beginning of the 2008 fiscal year, neither the Company nor any of its property was a party to any material legal proceedings.
     From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the Nasdaq Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2008, and 2007.
Common Stock as Reported
by Nasdaq

Period	High	Low
Fiscal 2008:
Fourth Quarter	$7.85	$5.25
Third Quarter	12.50	6.88
Second Quarter	13.37	8.44
First Quarter	11.64	8.95

Fiscal 2007:
Fourth Quarter	$10.95	$7.90
Third Quarter	11.00	8.56
Second Quarter	10.94	7.32
First Quarter	10.19	7.11
     As of July 13, 2008, there were approximately 64 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 2,146 beneficial owners of the Company’s common stock.
     The Company has not paid cash dividends on its common stock since completing its February 1994 initial public offering and does not intend to pay any dividends in the foreseeable future. So long as any indebtedness remains unpaid under the Company’s revolving loan facility, the Company is prohibited from paying or declaring any dividends on any of its capital stock, except stock dividends, without the written consent of the lender under the facility.

Stock Price Performance Graph
     The following performance graph compares the percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from May 2004 through April 2008 with the cumulative total return on (i) a group consisting of the Company’s peer corporations on a line-of-business (the “Peer Group”) and (ii) the Nasdaq Composite Index (Total Return). The comparison assumes $100 was invested on May 1, 2002 in the Company’s Common Stock, the Peer Group (allocated equally among each of the Peer Group members), and the Nasdaq Composite Index and assumes reinvestment of dividends, if any. The Peer Group consists of IEC Electronics Corp., Nortech Systems, Inc., Key Tronic Corp., and Simclar, Inc. (formerly known as Techdyne, Inc.)
     Comparison of five year cumulative total among SigmaTron International, Inc., the Peer Group, and the Nasdaq Composite Index (Total Return).
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company Name / Index	Apr 04	Apr 05	Apr 06	Apr 07	Apr 08
SigmaTron International, Inc.	75.83	6.13	(11.46)	(0.65)	(41.20)
Nasdaq Index	30.82	0.33	21.41	9.08	(5.49)
New Peer Group	111.53	(8.26)	26.26	18.64	(23.89)
Old Peer Group	118.60	(10.70)	22.61	41.92	(31.96)

	INDEXED RETURNS
	Years Ending
	Base
	Period
Company Name / Index	Apr 03	Apr 04	Apr 05	Apr 06	Apr 07	Apr 08
SigmaTron International, Inc.	100	175.83	186.61	165.22	164.14	96.52
Nasdaq Index	100	130.82	131.25	159.36	173.83	164.29
New Peer Group	100	211.53	194.05	245.01	290.68	221.24
Old Peer Group	100	218.60	195.21	239.34	339.68	231.12

New Peer Group Companies	Old Peer Group Companies
IEC ELECTRONICS CORP	IEC ELECTRONICS CORP
KEY TRONIC CORP	NORTECH SYSTEMS INC
NORTECH SYSTEMS INC	SIMCLAR INC
SIMCLAR INC	SMTEK INTERNATIONAL INC (Included through 2004. Acquired by CTS Corp 2/2005)

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended April 30
	(In thousands except per share data)
	*2008	2007	**2006	2005	2004
Net sales	$167,811	$165,909	$124,786	$94,312	$84,178

(Loss) income before income tax expense (benefit) and discontinued operation	(4,801)	2,595	2,862	8,150	8,446

Net (loss) income from continuing operations	(6,456)	1,698	1,926	4,840	4,934

Net income (loss) from discontinued operation	—	—	(44)	(141)	467

Net (loss) income	(6,456)	1,698	1,882	4,699	5,406

Earnings (loss) per share-basic Continuing operations	(1.69)	0.45	0.51	1.29	1.44
Discontinued operation	(0.00)	(0.00)	(0.01)	(0.04)	0.14

Total	$(1.69)	$0.45	$0.50	$1.25	$1.58

Earnings (loss) per share-diluted Continuing operations	(1.69)	0.44	0.49	1.27	1.39
Discontinued operation	(0.00)	(0.00)	(0.01)	(0.04)	0.14

Total	$(1.69)	$0.44	$0.48	$1.23	$1.53

Total assets	106,606	109,402	98,940	66,543	62,998

Long-term debt and capital lease obligations (including current maturities)	35,586	36,551	30,396	7,194	7,025

*	The financial data for 2008 includes a goodwill impairment charge of $9,298,945.

**	The financial data for 2006 includes the Hayward and Tijuana operations, since their acquisition in July 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., acquired in July 2005, and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of this report, and the Company undertakes no obligation to update such statements in light of future events or otherwise.
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
     The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations, and the Company may be required to operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company does not enter into purchase agreements with major or single-source suppliers. The Company believes that ad-hoc negotiations with its suppliers provides flexibility, given that the Company’s orders are based on the needs of its customers, which constantly change.
     Pricing for components and commodities has escalated significantly and may continue to increase in the future periods. The impact of these price increases could have a negative effect on the Company’s gross margins and operating results.
     The Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These rules, regulations, and requirements have increased the Company’s legal expenses, financial compliance and administrative costs, made many other activities more time consuming and costly and diverted the attention of senior management. These rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. In addition, if the Company receives a qualified opinion on the adequacy of its internal control over financial reporting, shareholders and the Company’s lenders could lose confidence in the reliability of the Company’s financial statements. This could have a material adverse impact on the value of the Company’s stock and the Company’s liquidity.
     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the year ended April 30, 2008.
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
     Revenue Recognition - Revenues from sales of the Company’s electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company’s policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer’s facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated longer warranty terms in certain instances. The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.
     Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than that projected by management.
     Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company has adopted SFAS No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.
     Goodwill and Other Intangibles - The Company adopted on June 1, 2001, SFAS No. 141 “Business Combinations”. Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired net tangible and intangible assets based on their fair value. Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company adopted SFAS 142 effective January 1, 2002. During the fourth quarter of fiscal year 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded. The Company calculates the fair value of the reporting unit utilizing a combination of a discounted cash flow approach and certain market approaches which considered both the Company’s market capitalization and trading multiples of comparable companies. The calculations of fair value of the reporting unit involve significant judgment and different underlying assumptions could result in different calculated fair values. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended April 30, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 1%.
     In January 2008, the Company changed the date of its annual goodwill impairment test under SFAS 142 from the last day of the year to the first day of the fiscal fourth quarter. The impairment test procedures were carried out during the fourth quarter and up to the time of the filing of the Company’s Form 10-K, which allowed the Company additional time to complete the required analysis under SFAS 142. The Company believes that the resulting change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date was preferable under the circumstances and did not result in adjustments to the Company’s financial statements when applied retrospectively. During the fiscal year 2008, the Company performed its annual goodwill impairment testing and the carrying value of the Company’s reporting unit exceeded the fair value indicating a goodwill impairment. The Company completed the second step of the goodwill impairment test used to measure the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. As a result of this impairment analysis, the Company recorded an impairment charge of $9.3 million for the year ended April 30, 2008. The impairment is due to continuing customer pricing pressures and uncertain economic conditions as well as the Company’s declining stock price during fiscal 2008.
New Accounting Standards:
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financials instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.
     In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on May 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording an increase in the liability for uncertain tax positions of $153,900 that was accounted for as a debit to opening retained earnings. Uncertain tax position reserves of $14,803 were reversed during fiscal 2008. The entire amount of the consolidated worldwide liability for uncertain tax positions could affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions. Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the April 30, 2008 liability over the next twelve months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at May 1, 2007	$153,900
Additions based on tax positions related to current year	—
Additions for tax positions in prior year	6,494
Reductions for tax positions of prior year	(14,803)

Balance at April 30, 2008	$145,591

     Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact that the adoption of SFAS 157 may have on its financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 159 may have on financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.
Results of Operations:
FISCAL YEAR ENDED APRIL 30, 2008 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2007
     Net sales increased 1.1% to $167,810,994 in fiscal year 2008 from $165,909,106 in the prior year. The Company’s sales increased in the industrial electronics and fitness marketplaces during fiscal year 2008 as compared to the prior year. The increase in sales volume was partially offset by price reductions to customers. Sales decreased in fiscal year 2008 in the appliance, gaming and semiconductor marketplaces as compared to the prior year. The Company anticipates pricing pressures from customers will continue in fiscal year 2009.
     The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order terminations, the life cycle of customer products and product transition. Sales to the Company’s five largest customers accounted for 63% and 56% of net sales for fiscal years 2008 and 2007, respectively.

     Gross profit increased to $19,563,390 or 11.7% of net sales in fiscal year 2008 compared to $17,758,756 or 10.7% of net sales in the prior year. The increase in the Company’s gross profit as a percentage of sales is due to the mix of product shipped to customers. There can be no assurance that sales levels or gross margins will not decrease in future periods.
     Selling and administrative expenses decreased in fiscal year 2008 to $12,375,458 or 7.4% of net sales compared to $12,872,353 or 7.8% of net sales in fiscal year 2007. The decrease is primarily due to a decrease in sales commissions, sales salaries, amortization expense, legal fees and other professional fees. Partially off-setting these decreases were approximately $164,000 in professional fees related to Sarbanes-Oxley, specifically Section 404, Internal Control Over Financial Reporting requirements.
     During the fiscal year 2008, the Company performed its annual goodwill impairment testing and the carrying value of the Company’s reporting unit exceeded the fair value indicating a goodwill impairment. The Company completed the second step of the goodwill impairment test used to measure the amount of impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. As a result of this impairment analysis, the Company recorded an impairment charge of $9.3 million for the year ended April 30, 2008. The impairment is due to continuing customer pricing pressures and uncertain economic conditions as well as the Company’s declining stock price during fiscal 2008.
     Interest expense increased to $2,667,473 in fiscal year 2008 compared to $2,574,180 in fiscal year 2007. The interest expense increased due to increased borrowings under the Company’s lines of credit to support working capital requirements, which was partially offset by decreasing interest rates. Interest expense for fiscal year 2009 is expected to be comparable to the amount of interest expense recorded in fiscal year 2008.
     In fiscal year 2008, the income tax expense from continuing operations was $1,655,518 compared to $896,179 in income tax expense in fiscal year 2007. The Company recorded income tax expense in fiscal 2008 despite a pre-tax loss due primarily to the fact that the goodwill impairment charge of $9,298,945 related to non-deductible goodwill which is treated as a permanent difference between book and tax income (loss). The Company anticipates an effective income tax rate of approximately 36% for fiscal 2009.
     The Company reported a net loss of $6,456,836 in fiscal year 2008. Basic and diluted earnings per share was ($1.69) compared to basic and diluted earnings per share of $0.45 and $0.44, respectively, for the year ended April 30, 2007. Excluding the goodwill impairment charge net income was $2,842,109 for fiscal year 2008 compared to $1,698,324 in fiscal year 2007. Diluted earnings per share for the year ended April 30, 2008 was $0.74 compared to $0.44 in fiscal year 2007. We believe the Non-Gaap measure is a meaningful disclosure of the operating performance of the Company as it is an alternative operating measure utilized by investors, management and the Board of Directors. See the following Non-Gaap Reconciliation.

	Non-Gaap Reconciliation
	Three Months	Twelve Months
	Ended	Ended
	April 30, 2008	April 30, 2008
Income (loss) Reconciliation:

Net income before goodwill impairment	$1,009,383	$2,842,109

Goodwill impairment charge	9,298,945	9,298,945

Net loss	($8,289,562)	($6,456,836)

EPS Reconciliation:

Net income per common share – assuming dilution before goodwill impairment	$0.26	$0.74

Goodwill impairment	($2.43)	($2.43)

Net loss per common share – assuming dilution	($2.17)	($1.69)

Weighted average number of common equivalent shares outstanding – assuming dilution	3,822,536	3,811,832

Results of Operations:
FISCAL YEAR ENDED APRIL 30, 2007 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2006
     Net sales increased 32.9% to $165,909,106 in fiscal year 2007 from $124,786,476 in the prior year. The Company’s sales increased in the industrial electronics, appliance, gaming, telecommunications, fitness, semiconductor and life sciences marketplaces during fiscal year 2007 as compared to the prior year. The increase in sales volume was partially offset by price reductions to customers. The Company anticipates pricing pressures from customers will continue in fiscal year 2008. The increase in the industrial electronics, semiconductor and life sciences industries is primarily due to sales to customers as the result of the acquisition of Able. The increase in sales in the appliance, gaming, telecommunications and fitness marketplaces is primarily due to sales to customers existing prior to the Able acquisition. The increase in sales for fiscal year 2007 was also due to short term demand related to the RoHS standard transition and the addition of several new significant customers.
     The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order terminations, the life cycle of customer products and product transition. There can be no assurance that sales levels or gross margins will remain stable in future periods. Sales to the Company’s five largest customers accounted for 56% and 64% of net sales for fiscal years 2007 and 2006, respectively.
     Gross profit increased to $17,758,756 or 10.7% of net sales in fiscal year 2007 compared to $14,800,099 or 11.9% of net sales in the prior year. The decrease in the Company’s gross profit as a percentage of sales is the result of the operating inefficiencies caused by the RoHS conversion required by many customers, and the longer than expected integration of Able into SigmaTron. The Company also experienced increased raw material cost for various integrated circuits, plastics and stamping due to soaring commodity prices, for steel and precious metals, and continuous pricing pressures from customers. Transportation and regulatory costs also escalated.
     Selling and administrative expenses increased in fiscal year 2007 to $12,872,353 or 7.8% of net sales compared to $10,925,646 or 8.8% of net sales in fiscal year 2006. The increase is primarily due to additional personnel in the sales and purchasing departments and an increase in commission expense. Amortization expense increased in fiscal year 2007 due to the intangibles related to the acquisition of Able.
     Interest expense increased to $2,574,180 in fiscal year 2007 compared to $1,421,455 in fiscal year 2006. The interest expense increased due to increased borrowings under the Company’s lines of credit to support working capital requirements, additional capital leases for machinery and equipment, rising interest rates, and the Able acquisition.
     In fiscal year 2007, the income tax expense from continuing operations was $896,179 which resulted in an effective rate of 34.5% compared to $935,589 in income tax expense and an effective rate of 32.7% in fiscal year 2006. The tax rate in fiscal years 2007 and 2006 is impacted by the Company’s operations in foreign countries.
     In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer’s purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006.

     Net income decreased to $1,698,324 in fiscal year 2007 compared to $1,882,132 in fiscal year 2006. Diluted earnings per share for the year ended April 30, 2007, was $0.44 compared to $0.48 in fiscal year 2006. Basic earnings per share was $0.45 and $0.50 for the year ended April 30, 2007 and 2006, respectively.
Liquidity and Capital Resources:
Operating Activities.
     Cash flow provided by operating activities was $4,163,469 for the year ended April 30, 2008 compared to cash flow used in operating activities of $2,308,847 in fiscal year 2007. Cash provided by operating activities was primarily the result of net income (excluding the goodwill impairment charge in 2008) net of the non-cash effect of depreciation and amortization and an increase in trade accounts payable. Trade accounts payable increased due to timing of payment to vendors. Cash provided by operating activities in 2008 was partially offset by an increase in accounts receivable of $6,530,677 due to timing of cash receipts from a significant customer. The Company’s inventories increased by $1,774,698. The primary reason for the increase in inventories is customer safety stock requirements and the startup of new programs with new and existing customers.
     Cash flow used in operating activities was $2,308,847 for the year ended April 30, 2007 compared to cash flow provided by operating activities of $1,997,144 in fiscal year 2006. Cash used in operating activities in 2007 was primarily the result of a significant increase in inventories of $10,075,504 and an increase in accounts receivable of $2,549,567. The increase in inventories in 2007 is attributable to an increase in the number of customers, customer required safety stock, RoHS transition, and inefficiencies at the Company’s Hayward and Tijuana operations. The inefficiencies were due to the integration of Able into the Company and the expansion of the Tijuana operations. Cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and an increase in trade payables. During fiscal year 2006, cash provided by operating activities was the result of net income, net of the non-cash effect of depreciation and amortization and an increase in trade accounts payable. Cash provided by operating activities was partially offset by an increase in inventories of approximately $6,100,000. The increase in inventories in 2006 is primarily attributable to an increase in customer required safety stock and the start up of the Company’s China facility.
Investing Activities.
     During fiscal year 2008, the Company purchased approximately $2,400,000 in machinery and equipment. The Company executed a five year sale lease back agreement for approximately $615,000 for certain acquisitions made during fiscal year 2008, which has been rendered as a capital lease. The Company anticipates it will make additional machinery and equipment acquisitions during fiscal year 2009 of approximately $3,000,000.
     In fiscal year 2007, the Company purchased approximately $4,500,000 in machinery and equipment. The Company executed three to five year capital leases to finance approximately $2,200,000 of these acquisitions in fiscal year 2007.
     In fiscal year 2006, the Company purchased approximately $6,300,000 in machinery and equipment. The Company executed three to five year capital leases to finance several of the purchases in fiscal year 2006.
     In July 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward, California and its wholly-owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. The effective date of the transaction was July 1, 2005. Able was merged into the Company on November 1, 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company’s amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill.
     In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer’s purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the period ended April 30, 2006.
Financing Activities.
     The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory base. As of April 30, 2008, $25,876,255 was outstanding under the revolving credit facility. There was approximately $4.6 million of unused availability under the revolving credit facility as of April 30, 2008. The revolving credit facility requires the Company to maintain certain financial covenants which the Company was in compliance with as of April 30, 2008. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009 and amend certain financial covenants.
     The Company also has a term loan with an outstanding balance of $3 million as of April 30, 2008 with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan.
     On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with LaSalle Bank N.A. in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. At April 30, 2008, $2,805,000 and at April 30, 2007, $2,985,000 was outstanding.
     In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2008, approximately $183,400 was outstanding in connection with the financing of that facility.
     Cash used in financing activities was $711,871 for the year ended April 30, 2008, compared to cash provided by financing activities of $4,106,815 in fiscal year 2007. Cash used in financing activities was the result of payments made for capital lease, term loan, and building mortgage obligations. The net cash used in financing activities was partially offset by increased borrowings under the line of credit and a sale lease back agreement.
     Cash provided by financing activities was $4,106,815 for the year ended April 30, 2007, compared to $22,345,050 in fiscal year 2006. Cash provided by financing activities in 2007 was the result of increased borrowing under the revolving credit facility of $5,057,115 and an increase of $1,000,000 in the term loan during fiscal year 2007. The cash provide by financing activities was partially offset by payments made for capital lease and building mortgage obligations. In fiscal year 2006 cash provided by financing activities was primarily the result of increased borrowings under the revolving credit facility and term loan. The additional working capital was required primarily for the acquisition of Able and to support revenue growth.
     The Company anticipates credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements in fiscal year 2009. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. In fiscal year 2008, the Company’s U.S. operations paid approximately $18,600,000 to its foreign subsidiaries for services provided.
     The impact of inflation for the past three fiscal years has been minimal.
Off-balance Sheet Transactions:
     The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
     The following table summarizes the Company’s contractual obligations at April 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payment Obligations
		Less than			After 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Notes payable, including current maturities	$3,688,134	$485,560	$838,526	$2,364,048	$0

Capital leases, including current maturities	4,131,437	1,804,657	2,209,413	117,367	0

Operating leases	3,060,569	1,445,508	1,575,461	39,600	0

Bank debt	29,175,377	2,164,383	27,010,994	0	0

Total contractual cash obligations	$40,055,517	$5,900,108	$31,634,394	$2,521,015	$0

Maturities for notes payable and bank debt include estimated interest payments based on prevailing interest rates at April 30, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Foreign Currency and Interest Rate Risks
     The Company’s exposure to market risk for changes in interest rates is due primarily to its short-term investments and borrowings under its credit agreements. The Company’s borrowings are at a variable rate and an increase in interest rates of 1% would result in interest expense increasing by approximately $289,000 for the year ended April 30, 2008. As of April 30, 2008, the Company had no short-term investments and approximately $29,000,000 borrowings under its credit agreements. The Company does not use derivative financial investments. The Company’s cash equivalents, if any, are invested in overnight commercial paper. The Company does not have any significant cash flow exposure due to rate changes for its cash equivalents, as these instruments are short-term.
     Inherent in the Company’s operations are certain risks related to changes in foreign currency exchange rates. The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The Company does not use any foreign currency forward exchange contracts or interest rate derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The response to this item is included in Item 15(a) of this Report.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A (T). CONTROLS AND PROCEDURES
     Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2008.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2008. This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.
     There has been no change in our internal control over financial reporting during the quarter ended April 30, 2008, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B OTHER INFORMATION
     Not Applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2008.

ITEM 11. EXECUTIVE COMPENSATION
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2008.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Exhibits:

Exhibit 10.15 – Amended and Restated Mortgage Note between SigmaTron International, Inc. and LaSalle Bank National Association, dated April 30, 2008, filed as Exhibit 10.15.

Exhibit 10.16 – Sixteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated March 7, 2008, filed as Exhibit 10:16.
(a)(1) and (a)(2)
The financial statements, including required supporting schedule, are listed in the index to Financial Statements and Financial Schedule filed as part of this Annual Report on Form 10-K beginning on Page F-1.
(a)(3)

Index to Exhibits
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994.

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000, and hereby incorporated by reference.

10.1	Form of 1993 Stock Option Plan – filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference. *

10.2	Form of Incentive Stock Option Agreement for the Company’s 1993 Stock Option Plan – filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference. *

10.3	Form of Non-Statutory Stock Option Agreement for the Company’s 1993 stock Option Plan – filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference. *

10.4	2000 Outside Directors’ Stock Option Plan and hereby incorporated by reference – filed as Appendix 1 to the Company’s 2000 Proxy Statement filed on August 21, 2000.

10.5	Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank dated August 25, 1999, filed as Exhibit 10.26 to the Company’s Form 10-Q for the quarter ended October 31, 1999, and hereby incorporated by reference.

10.6	2004 Directors’ Stock Option Plan and hereby incorporated by reference – filed as Appendix C to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.7	2004 Employee Stock Option Plan and hereby incorporated by reference – filed as Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.8	Change in Control Plan dated May 30, 2002, filed as Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended April 30, 2005, and hereby incorporated by reference.

10.9	Tenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 14, 2005, filed as Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended October 31, 2005, and hereby incorporated by reference.

10.10	Eleventh Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated September 12, 2005, filed as Exhibit 10.19 to the Company’s Form 10-Q for the quarter Ended October 31, 2005, and hereby incorporated by reference.

10.11	Lease Agreement , Number 12, between SigmaTron International, Inc. and General Electric Capital Corporation, dated November 22, 2005, filed as Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended January 31, 2006, and hereby incorporated by reference.

10.12	Twelfth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 31, 2006, filed as Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended July 31, 2006, and hereby incorporated by reference.

10.13	Thirteen Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated October 20, 2006, filed as Exhibit 10.22 to the Company’s Form 10-Q for the quarter ended October 31, 2006, and hereby incorporated by reference.

10.14	Fourteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated January 2007, filed as Exhibit 10.23 to the Company’s Form 10-Q for the quarter ended January 31, 2007, and hereby incorporated by reference.

10.15	Amended and Restated Mortgage Note between SigmaTron International, Inc. and LaSalle Bank National Association dated April 30, 2008.**

10.16	Sixteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated March 7, 2008.**

21.0	Subsidiaries of the Registrant to the Company’s Form 10-K for the fiscal year ended April 30, 2007, and hereby incorporated by reference.

23.1	Consent of BDO Seidman, LLP.**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

*	Indicates management contract or compensatory plan.

**	Filed herewith
(c)	Exhibits

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

Dated: July 18, 2008
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

Signature	Title	Date
/s/ Franklin D. Sove Franklin D. Sove	Chairman of the Board of Directors	July 18, 2008

/s/ Gary R. Fairhead Gary R. Fairhead	President and Chief Executive Officer, (Principal Executive Officer) and Director	July 18, 2008

/s/ Linda K. Blake Linda K. Blake	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 18, 2008

/s/ John P. Chen John P. Chen	Director	July 18, 2008

/s/ Thomas W. Rieck Thomas W. Rieck	Director	July 18, 2008

/s/ Dilip S. Vyas Dilip S. Vyas	Director	July 18, 2008

/s/ Carl Zemenick Carl Zemenick	Director	July 18, 2008

Financial statement schedules not listed above are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SigmaTron International, Inc.
Elk Grove, Illinois
We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
As described in Note Q to the consolidated financial statements, effective May 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”
BDO Seidman, LLP
Chicago, Illinois
July 11, 2008

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 30,
ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$3,833,627	$2,769,653
Accounts receivable, less allowance for doubtful accounts of $213,000 and $150,000 at April 30, 2008 and 2007, respectively	26,747,552	20,279,874
Inventories, net	42,146,770	40,849,791
Prepaid expenses and other assets	1,039,607	1,289,207
Deferred income taxes	1,453,007	1,251,241
Other receivables	38,783	224,189

Total current assets	75,259,346	66,663,956

PROPERTY, MACHINERY AND EQUIPMENT, NET	29,354,623	30,971,107

LONG-TERM ASSETS
Other assets	1,034,155	1,006,126
Intangible assets, net of amortization of $1,811,931 and $1,308,228 at April 30, 2008 and 2007, respectively	958,069	1,461,772
Goodwill	—	9,298,945

Total long-term assets	1,992,224	11,766,843

TOTAL ASSETS	$106,606,193	$109,401,906

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
April 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
CURRENT LIABILITIES
Trade accounts payable	$19,722,175	$15,473,660
Accrued expenses	2,297,601	2,613,636
Accrued payroll	2,583,379	2,241,287
Income taxes payable	555,380	243,596
Notes payable — bank	1,000,000	1,000,000
Notes payable — buildings	326,935	528,092
Capital lease obligations	1,595,931	1,690,437

Total current liabilities	28,081,401	23,790,708

NOTES PAYABLE — BANKS, LESS CURRENT PORTION	27,876,255	27,219,015

NOTES PAYABLE — BUILDINGS, LESS CURRENT PORTION	2,661,437	2,988,372

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	2,125,692	3,125,297

DEFERRED INCOME TAXES	2,446,449	2,537,493

Total liabilities	63,191,234	59,660,885

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 and 3,794,956 shares issued and outstanding at April 30, 2008 and 2007, respectively	38,226	37,950
Capital in excess of par value	19,599,501	19,315,104
Retained earnings	23,777,232	30,387,967

Total stockholders’ equity	43,414,959	49,741,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,606,193	$109,401,906

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

	2008	2007	2006
Net sales	$167,810,994	$165,909,106	$124,786,476

Cost of products sold	148,247,604	148,150,350	109,986,377

Gross profit	19,563,390	17,758,756	14,800,099

Selling and administrative expenses	12,375,458	12,872,353	10,925,646
Goodwill impairment charge	9,298,945	—	—

Operating (loss) income	(2,111,013)	4,886,403	3,874,453

Other expense (income)	22,832	(282,280)	(408,889)
Interest expense	2,667,473	2,574,180	1,421,455

(Loss) income from continuing operations before income tax expense	(4,801,318)	2,594,503	2,861,887

Income tax expense	1,655,518	896,179	935,589

(Loss) income from continuing operation	(6,456,836)	1,698,324	1,926,298

Discontinued operation
Gain on sale of Las Vegas operation	—	—	(310,731)
Loss from operations of discontinued Las Vegas location	—	—	383,134

Income tax benefit	—	—	(28,237)

Loss on discontinued operation	—	—	(44,166)

NET (LOSS) INCOME	$(6,456,836)	$1,698,324	$1,882,132

Earnings (loss) per share — basic
Continuing operations	($1.69)	$0.45	$0.51
Discontinued operation	0.00	0.00	(0.01)

Total	$(1.69)	$0.45	$0.50

Earnings (loss) per share — diluted
Continuing operations	($1.69)	$0.44	$0.49
Discontinued operation	0.00	0.00	(0.01)

Total	$(1.69)	$0.44	$0.48

Weighted-average shares of common stock outstanding
Basic	3,811,832	3,791,077	3,756,804

Diluted	3,811,832	3,879,155	3,894,731

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three years ended April 30, 2008, 2007 and 2006

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at May 1, 2005	$—	$37,554	$19,087,020	$26,807,511	$45,932,085

Exercise of options	—	316	80,269	—	80,585

Net income	—	—	—	1,882,132	1,882,132

Balance at April 30, 2006	—	37,870	19,167,289	28,689,643	47,894,802

Tax benefit of exercise of options	—	—	96,000	—	96,000

Exercise of options	—	80	17,520	—	17,600

Stock-based compensation	—	—	34,295	—	34,295

Net income	—	—	—	1,698,324	1,698,324

Balance at April 30, 2007	0	37,950	19,315,104	30,387,967	49,741,021

Adjustment to initially apply FIN 48, Accounting for Uncertainty in Income Taxes	—	—	—	(153,900)	(153,900)

Exercise of options	—	276	252,816	—	253,092

Stock-based compensation	—	—	31,581	—	31,581

Net loss	—	—	—	(6,456,836)	(6,456,836)

Balance at April 30, 2008	$—	$38,226	$19,599,501	$23,777,232	$43,414,959

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(6,456,836)	$1,698,324	$1,882,132
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	4,004,108	4,033,619	3,635,643
Goodwill impairment charge	9,298,945	—	—
Stock-based compensation	31,581	34,295	—
Provision for doubtful accounts	63,000	17,107	296,918
Provision for inventory obsolescence	477,719	475,763	390,087
Deferred income taxes	(490,787)	(215,438)	(358,435)
Amortization of intangibles	503,703	724,578	595,900
Gain on sale of discontinued operation	—	—	(310,731)

Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(6,530,677)	(2,549,567)	(559,175)
Inventories	(1,774,698)	(10,075,504)	(6,121,916)
Prepaid expenses and other assets	406,977	1,166,790	(146,594)
Refundable income taxes	—	—	(476,000)
Trade accounts payable	4,248,515	2,028,732	3,207,340
Accrued expenses and wages	26,057	948,296	(469,753)
Income taxes	355,862	(595,842)	431,728

Net cash provided by (used in) operating activities	4,163,469	(2,308,847)	1,997,144

Cash flows from investing activities
Acquisition of Able, net of cash acquired	—	—	(16,771,755)
Proceeds from sale of machinery and equipment	12,396	—	182,244
Proceeds from sale of Las Vegas operation	—	—	1,705,695
Purchases of machinery and equipment	(2,400,020)	(2,298,240)	(6,372,467)

Net cash used in investing activities	(2,387,624)	(2,298,240)	(21,256,283)

Cash flows from financing activities
Proceeds from exercise of options	253,092	17,600	80,587
Payments under building notes payable	(528,092)	(504,624)	(482,740)
Payments from other notes payable	—	—	(300,000)
Proceeds under sale lease back agreements	615,855	—	2,720,415
Payments under capital lease obligations	(1,709,966)	(1,559,276)	(1,322,154)
Proceeds under term loan	—	1,250,000	3,000,000
Payments under term loan	(1,000,000)	(250,000)	—
Tax benefit from exercise of stock options	—	96,000	—
Net proceeds under lines of credit	1,657,240	5,057,115	18,648,942

Net cash (used in) provided by financing activities	(711,871)	4,106,815	22,345,050

INCREASE (DECREASE) IN CASH	1,063,974	(500,272)	3,085,911

Cash and cash equivalents at beginning of year	2,769,653	3,269,925	184,014

Cash and cash equivalents at end of year	$3,833,627	$2,769,653	$3,269,925

Supplementary disclosures of cash flow information
Cash paid for interest	$2,512,453	$1,890,947	$886,652
Cash paid for income taxes, net of (refunds)	1,594,771	1,415,033	1,135,078
Purchase of machinery and equipment financed under capital lease obligations	—	2,162,179	—
Purchase of machinery and equipment financed under sale lease back agreements	615,855	—	2,720,415
The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008, 2007 and 2006
NOTE A — DESCRIPTION OF THE BUSINESS
SigmaTron International, Inc. and subsidiaries (the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan. Approximately 9% of the consolidated assets of the Company are located in foreign jurisdictions outside the United States as of both April 30, 2008 and 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., and AbleMex S.A. de C.V., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”), and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch is the U.S. dollar.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts and reserves for inventory and estimates used in the goodwill impairment test. Actual results could materially differ from these estimates.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Cash and Cash Equivalents
Cash and cash equivalents include cash and all highly liquid short-term investments maturing within three months of the purchase date.
Accounts Receivable
The majority of the Company’s accounts receivable are due from companies in the consumer electronics, gaming, fitness, industrial electronics, life sciences, semiconductor, telecommunications, appliance and automotive industries. Credit is extended based on evaluation of a customer’s financial condition, and, generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company writes off accounts receivable when they are determined to be uncollectible.
Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts relates to receivables not expected to be collected from our customers. This allowance is based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer and a five year average of prior uncollectible amounts. If there is an adverse change in the financial condition of the Company’s customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory includes an allocation of labor and overhead, including direct and indirect labor, freight and other overhead costs. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Inventory Policies
The Company’s inventories include parts and components that may be specialized in nature or subject to customers’ future usage requirements. The Company has programs to minimize the required inventories on hand and actively monitors customer purchase orders and backlog. The Company uses estimated allowances to reduce recorded amounts to market values; such estimates could change in the future.
Property, Machinery and Equipment
Property, Machinery and equipment are valued at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Buildings	20 years
Machinery and equipment	5-12 years
Office equipment	5 years
Tools and dies	12 months
Leasehold improvements	term of lease
Income Taxes
Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.
Earnings per Share
Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. At April 30, 2008, 2007, and 2006 there were 498,707, 419,790 and 33,100 anti-dilutive shares, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenue Recognition
Revenues from sales of the Company’s electronic manufacturing services business are recognized when the product is shipped. In general, it is the Company’s policy to recognize revenue and related costs when the order has been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory, which is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer’s facility for consumption, or use, by the customer. The Company recognizes revenues upon such transfer. The Company does not earn a fee for storing the consignment inventory.
The Company generally provides a (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated longer warranty terms in certain instances. The Company assembles and tests assemblies based on customer’s specifications. Historically, the amount of returns for workmanship issues has been de minimus under the Company’s standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.
Shipping and Handling Costs
The Company records shipping and handling costs, within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2008, 2007, or 2006.
Fair Value of Financial Instruments
The Company’s financial instruments include receivables, notes payable, accounts payable, and accrued expenses. The fair values of financial instruments are not materially different from their carrying values, due to the short-term nature of receivables, accounts payable and accrued expenses and the market interest rates charged on the Company’s long term debt.
Long-Lived Assets
The Company reviews long-lived assets (except goodwill) for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Long-Lived Assets — Continued
to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. There were no impairments for the fiscal years ended April 30, 2008, 2007 and 2006.
Goodwill and Other Intangibles
In accordance with Statement of Financial Accounting Standards SFAS No. 141 (“SFAS 141”), “Business Combinations”, a purchaser must allocate the total consideration paid in a business combination to the acquired tangible and intangible assets and acquired liabilities based on their fair value. Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. SFAS No. 142 (“SFAS 142”), Goodwill and Intangible Assets, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of fiscal year 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded. The Company calculates fair value of the reporting unit utilizing a combination of a discounted cash flow approach and a market approach which considers both the Company’s market capitalization and trading multiples of comparable companies. The calculation of fair value of the reporting unit involves significant judgment and utilization of different underlying assumptions could result in different calculated fair values. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended April 30, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 1%.
In fiscal year 2008, the Company changed the date of its annual goodwill impairment test SFAS 142 from the last day of the fiscal year to the first day of the fiscal fourth quarter. The impairment test procedures were carried out during the fourth quarter and up to a time close to the filing of the Company’s Form 10-K, which allowed the Company additional time to complete the required analysis under SFAS 142. During the fiscal year 2008, the Company performed its annual goodwill impairment testing and the carrying value of the Company’s reporting unit exceeded the fair value indicating a goodwill impairment. The Company completed the second step of the goodwill impairment test used to measure the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. As a result of this impairment analysis, the Company recorded an impairment charge of $9.3 million for the year ended April 30, 2008. The impairment is due to the Company’s continuing customer pricing pressures and uncertain economic conditions as well as the Company’s declining stock price during fiscal 2008.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Goodwill and Other Intangibles — Continued

Goodwill
May 1, 2005	$756,959
Able acquisition	8,541,986

April 30, 2006 and April 30, 2007	$9,298,945
Goodwill Impairment Charge	(9,298,945)

April 30, 2008	$—
The following are the changes in the carrying amount of intangible assets, net of accumulated amortization:

	Internally	Non-
	Developed	competes and	Customer
	Software	Backlog	Relationships	Total
Balance as of May 1, 2005	$—	$—	$—	$—

Able acquisition	115,000	260,000	2,395,000	2,770,000

Amortization expense 2006	(115,000)	(219,170)	(249,480)	(583,650)

Balance as of April 30, 2006	—	40,830	2,145,520	2,186,350

Amortization expense 2007	—	(35,004)	(689,574)	(724,578)

Balance as of April 30, 2007	—	5,826	1,455,946	1,461,772

Amortization expense 2008	—	(5,826)	(497,877)	(503,703)

Balance as of April 30, 2008	$—	$—	$958,069	$958,069

Amortization period	1 year	2 years	8 years	N/A

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Goodwill and Other Intangibles — Continued
The estimated intangible amortization expenses for the next five years are as follows:

Years Ended April 30,
2009	$349,186
2010	245,216
2011	163,998
2012	112,746
2013	75,850
Thereafter	11,073

$958,069

Stock Incentive Plans
The Company adopted Financial Accounting Standards Board, Share-Based Payment (“SFAS 123 (R)”) Accounting for Stock Based Compensation on May 1, 2006, and implemented the new standard utilizing the modified prospective application transition method. SFAS 123 (R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Options for which the requisite service requirement has not been fully rendered and that are outstanding as of May 1, 2006 are valued in accordance with SFAS 123 “Accounting for Stock Based Compensation” and will be recognized over the remaining service period. Stock based compensation expense for all stock-based awards granted subsequent to May 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). The Company granted 2,500 and 16,000 options to non-executive employees and recognized approximately $32,000 and $34,000 in stock compensation expense and a tax benefit of approximately $12,000 and $13,000 in fiscal years 2008 and 2007, respectively.
Under the Company’s stock option plans, options to acquire shares of common stock have been made available for grant to certain employees and directors. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted.
Prior to the adoption of SFAS 123 (R), the Company had elected to apply Accounting Principles Board Opinion 25 to account for its stock-based compensation plans, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. This method applied the intrinsic value method for stock options and other awards granted to employees. Had the fair value method

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Stock Incentive Plans — Continued
been used during twelve months ended April 30, 2006 the following unaudited pro forma net loss would have been as indicated in the following table:

2006
Net income as reported	$1,882,132

Add total stock-based employee compensation expense recorded in the period	5,248

Deduct total stock-based employee compensation expense determined under fair value-based method for awards granted, modified, or settled, net of related tax effects	(2,342,955)

Pro forma net loss	$(455,575)

In April 2006, in response to the issuance of SFAS 123 (R), the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of 349,695 unvested stock options held by current employees and executive officers. Under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25, a modification to accelerate the vesting of a fixed award effectively results in the renewal of that award if, after the modification, an employee is able to exercise/vest in an award that under the original terms, would have expired unexercisable/vested. If the employee continues to provide service and would have vested in the awards under the original vesting provisions, the modification does not cause an effective renewal of the awards and, accordingly, any incremental compensation expense measured as of the modification date should not be recognized. The Company determined approximately 15,900 options were effectively renewed and compensation expense of $5,248 was recognized in fiscal year 2006.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Stock Incentive Plans — Continued

2006
Earnings per share
Basic — as reported	$0.50
Basic — pro forma	(.12)

Diluted — as reported	0.48
Diluted — pro forma	(.12)
New Accounting Standards
In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financials instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.
In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on May 1, 2007 and recorded the cumulative effect of a change in accounting principle by recording an increase in the liability for uncertain tax positions of $153,900 that was accounted for as a debit to opening retained earnings. Uncertain tax position reserves of $14,803 were reversed during fiscal 2008. The entire amount of the consolidated worldwide liability for uncertain tax positions could affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions. Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the April 30, 2008 liability over the next twelve months.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
New Accounting Standards — Continued
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at May 1, 2007	$153,900
Additions based on tax positions related to current year	—
Additions for tax positions in prior year	6,494
Reductions for tax positions of prior year	(14,803)

Balance at April 30, 2008	$145,591

Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Operations.
The Company files a U.S. income tax return and tax returns in various states. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S. the Company’s major taxing jurisdictions include China and Mexico. In the U.S., tax years 2006, 2007 and 2008 are open. The Company’s enterprise operates under a tax holiday, resulting in no uncertain tax positions for that entity for any tax year. In Mexico, the Company assumes that tax years from 2005 through 2008 remain open.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on May 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of the adoption of SFAS 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS 159 on its financial statements.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
New Accounting Standards — Continued
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes an measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial conditions, which will depend on its future acquisition activity.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operation and financial condition.
NOTE C — DISCONTINUED OPERATIONS
In June 2005, the Company closed on the sale of its Las Vegas, Nevada operation. The Las Vegas facility operated as a complete EMS center specializing in the assembly of electronic products and cables for a broad range of customers primarily in the gaming industry. The effective date of the transaction was May 30, 2005. The transaction was structured as an asset sale, and included a $2,000,000 cash payment to the Company for the buyer’s purchase of the machinery, equipment and other assets of the Las Vegas operation. The transaction was recorded by the Company in the first quarter of fiscal year 2006 and included a gain on the transaction of approximately $311,000. The gain was offset by a loss of approximately $383,000 on discontinued operations for the Las Vegas operation for the year ended April 30, 2006.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE C — DISCONTINUED OPERATIONS — Continued
The following amounts related to the discontinued operation and have been segregated from continuing operations and reflected as a discontinued operation for fiscal 2006 consolidated statement of income (in thousands):

2006
Sales	$522
Loss before tax benefit	(383)
Net loss from discontinued operation	355
Gain on sale of business	311

Net loss from discontinued operation	$(44)
NOTE D — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the Company’s allowance for doubtful accounts are as follows:

	2008	2007	2006
Beginning balance	$150,000	$268,917	$120,000
Bad debt expense	63,000	17,107	296,918
Write-offs	—	(136,024)	(148,001)

	$213,000	$150,000	$268,917

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE E — INVENTORIES
Inventories consist of the following at April 30:

	2008	2007
Finished products	$18,735,846	$10,359,223
Work in process	2,542,762	3,002,970
Raw materials	22,591,181	28,732,898

	43,869,789	42,095,091

Less obsolescence reserve	1,723,019	1,245,300

	$42,146,770	$40,849,791

Changes in the Company’s inventory obsolescence reserve are as follows:

	2008	2007	2006
Beginning balance	$1,245,300	$769,536	$379,449
Provision for obsolescence	477,719	475,764	390,087
Write-offs	—	—	—

	$1,723,019	$1,245,300	$769,536

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE F — PROPERTY, MACHINERY AND EQUIPMENT, NET
Property, machinery and equipment consist of the following at April 30:

	2008	2007
Land and buildings	$11,920,435	$11,418,021
Machinery and equipment	36,046,726	34,648,320
Office equipment	3,764,374	3,597,142
Tools and dies	288,598	284,070
Leasehold improvements	3,019,545	3,006,914
Equipment under capital leases	7,445,202	7,359,817

	62,484,880	60,314,284
Less accumulated depreciation and amortization, including amortization of assets under capital leases of $1,631,488 and $1,100,311 at April 30, 2008 and 2007, respectively	33,130,257	29,343,177

Property, machinery and equipment, net	$29,354,623	$30,971,107

Depreciation and amortization expense was $4,004,108, $4,033,619 and $3,635,643 for the years ended April 30, 2008, 2007, and 2006, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE G — LONG TERM DEBT
Note Payable — Bank
The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory base. As of April 30, 2008 and 2007, $25,876,255 and 24,219,015, respectively, was outstanding under the revolving credit facility. Borrowings under this revolving credit facility bear interest at either the prime rate less 0.25% (5.00% at April 30, 2008) or LIBOR plus 2% (6.47% and 6.19% at April 30, 2008), as elected by the Company. The Company must also pay an unused commitment fee equal to 0.20% on the revolving credit facility. There was approximately $4.6 million of unused availability under the revolving credit facility as of April 30, 2008. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009 and amended certain financial covenants.
The Company also has a term loan with an outstanding balance of $3 million and $4 million as of April 30, 2008 and 2007, respectively. This term loan is payable in quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest is payable monthly throughout the term of the loan. This loan bears interest at a rate of 6.4675%.
The revolving credit facility and term loan are collateralized by substantially all of the domestically located assets of the Company and contain certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends. At April 30, 2008, the Company was in compliance with its financial covenants.
Notes Payable — Buildings
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note with LaSalle Bank N.A., (now Bank of America) in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. At April 30, 2008, $2,805,000 and at April 30, 2007, $2,985,000 was outstanding.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE G — LONG TERM DEBT — Continued
Note Payable — Buildings — Continued
In May 2002, the Company acquired a plant in Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to the acquisition of the plant the Company rented the facility. At April 30, 2008, $183,372 and at April 30, 2007, $531,464 was outstanding.
The aggregate amount of debt maturing in each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2009	$1,326,935
2010	2,140,250
2011	26,016,505
2012	140,250
2013	2,240,687

$31,864,627
NOTE H — ACCRUED EXPENSES AND WAGES
Accrued expenses and wages consist of the following at April 30:

	2008	2007
Wages	$1,638,659	$1,505,077
Bonuses	944,720	736,210
Interest payable	144,046	481,812
Commissions	42,298	83,474
Professional fees	335,202	426,296
Foreign payroll accruals	734,790	794,201
Other	1,021,265	827,853

	$4,880,980	$4,854,923

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE I — STRATEGIC TRANSACTIONS
In July 2005, the Company closed on the purchase of all of the outstanding stock of Able, a company headquartered in Hayward California and its wholly owned subsidiary, AbleMex S.A. de C.V., located in Tijuana, Mexico. Able is an ISO 9001:2000 certified EMS company serving Original Equipment Manufacturers in the life sciences, telecommunications and industrial electronics industries. The acquisition of Able has allowed the Company to make strides towards achieving four objectives: (1) to further diversify its markets, capabilities and customer base, (2) to add a third low-cost manufacturing facility in Tijuana, Mexico, (3) creating an opportunity to consolidate the California operations into one facility, and (4) to generate incremental revenue from Able’s customers as they become familiar with the Company’s broader array of services. The effective date of the transaction was July 1, 2005. Able was merged into the Company on November 2005 and operates as a division of the Company. The purchase price was approximately $16,800,000 and was recorded as a stock purchase transaction in the first quarter of fiscal year 2006. The transaction was financed by the Company’s amended credit facility and resulted in an increase of approximately $8,500,000 in goodwill. This goodwill is non-deductible for income tax purposes. As discussed in Note B, in fiscal 2008, this goodwill was impaired and written off.
Assuming the purchase was recorded as of the first period reported, May 1, 2005, unaudited revenues for the year ended April 30, 2006 would have been $128,050,591. Unaudited pro-forma net income would have been $1,785,722 for the period ended April 30, 2006. Dilutive earnings per share would have been $0.46 for the year ended April 30, 2006.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE I — STRATEGIC TRANSACTIONS — Continued
The purchase price was allocated to the fair value of the assets and liabilities acquired as follows (000s omitted):

Amount
Cash	$40
Trade receivables, net	3,210
Inventories	4,049
Other current assets	139
Property and equipment	2,707
Deferred tax asset	688
Goodwill	8,542
Intangible assets	2,770
Other assets	207
Accounts payable and accrued expenses	(3,407)
Obligations under capital leases	(938)
Deferred tax liability	(1,235)

Total consideration	$16,772

NOTE J — INCOME TAXES
The income tax provision (benefit) for the income (loss) from continuing operations for the years ended April 30 consists of the following:

	2008	2007	2006
Current
Federal	$1,707,890	$761,278	$892,477
State	242,740	153,914	226,551
Foreign	195,675	196,425	174,996
Deferred
Federal	(438,236)	(187,819)	(304,670)
State	(52,551)	(27,619)	53,765)

	$1,655,518	$896,179	$935,589

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE J — INCOME TAXES — Continued
The reason for the differences between the income tax provision for the income (loss) from continuing operations and the amounts computed by applying the statutory Federal income tax rates to income (loss) before income tax expense for the years ended April 30 are as follows:

	2008	2007	2006
Income tax at
Federal rate	$(1,632,448)	$882,131	$973,042
State income tax, net of federal	(143,867)	111,647	89,475
Goodwill impairment	3,626,589	—	—
Benefit of Chinese tax holiday	—	(24,993)	(66,197)
Other, net	(194,756)	(72,606)	(60,731)

	$1,655,518	$896,179	$935,589

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE J — INCOME TAX — Continued
Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, 2008, and 2007, are as follows:

	2008	2007
Allowance for doubtful accounts	$83,069	$58,499
Inventory obsolescence reserve	671,969	485,661
Net operating loss carry-forward — from Able acquisition	—	127,998
Accruals not currently deductible	325,478	300,278
Inventory	402,539	371,390

Current deferred tax asset	1,483,055	1,343,826

Prepaid insurance	(30,048)	(92,585)

Current deferred tax liability	(30,048)	(92,585)

Net current deferred tax asset	$1,453,007	$1,251,241

	2008	2007
Intangible assets — Able acquisition	$(373,642)	$(570,084)
Machinery and equipment	(2,072,807)	(1,967,409)

Net long-term deferred tax liability	$(2,446,449)	$(2,537,493)

The Company’s wholly-owned foreign enterprise, SigmaTron China, is subject to a reduction in income taxes within China due to its foreign investment. The reduction in taxes is for a five year period commencing in the period the operation becomes profitable, but not after December 31, 2008.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE K — 401(k) RETIREMENT SAVINGS PLAN
The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions ranging from $300 — $500 annually. The Company contributed $96,905, $83,745 and $91,749 to the plans during the fiscal years ended April 30, 2008, 2007 and 2006, respectively. The Company paid total expenses of $8,830, $15,870 and $24,716 for the fiscal years ended April 30, 2008, 2007 and 2006, respectively, relating to costs associated with the administration of the plans.
NOTE L — MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the year ended April 30, 2008, two customers accounted for 23.0% and 20.6% of net sales of the Company, and 33.7% and 17.5% of accounts receivable at April 30, 2008. For the fiscal year ended April 30, 2007, two customers accounted for 24.8% and 16.9% of net sales of the Company, and 39.1% and 6.4% of accounts receivable at April 30, 2007. For the fiscal year ended April 30, 2006, two customers accounted for 30.1% and 19.7% of net sales of the Company, and 35.3% and 6.2% of accounts receivable at April 30, 2006.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE M — LEASES
The Company leases certain facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.
Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2008:

	Capital	Operating
Years ending April 30,	leases	leases
2009	$1,804,657	$1,445,508
2010	1,005,257	1,096,782
2011	773,677	436,007
2012	430,479	42,672
2013	117,367	10,800
Thereafter	0	28,800

	4,131,437	$3,060,569

Less amounts representing interest	409,814

	3,721,623

Less current portion	1,595,931

	$2,125,692

Rent expense incurred under operating leases was approximately $1,505,000, $1,669,000 and $1,272,000 for the years ended April 30, 2008, 2007 and 2006, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE N — STOCK OPTIONS
The Company has stock option plans (“Option Plans”) under which certain employees and outside non-employee directors may acquire up to 1,603,500 shares of common stock. Options available for grant under the employee plans total 1,207,500, with the non-employee director plans allowing for a total of 396,000 options available for grant. At April 30, 2008, the Company has 58,464 shares available for future issuance to employees under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.
The weighted-average grant date fair value of the options granted during fiscal years 2008, 2007 and 2006 was $11.56, $9.47, and $5.80, respectively.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected stock price volatility	.750	.750	.750
Average risk-free interest rate	3.91%	5.11%	3.37%
Weighted-average expected life of options	6.5 years	6.5 years	5 years
Option-valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The Company used the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate. The weighted-average expected life of options was calculated using the simplified method. The expected volatility and forfeitures of options is based on historical experience and expected future results.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE N — STOCK OPTIONS — Continued
The table below summarizes option activity through April 30, 2008:

			Number of
		Weighted-	options
		average	exercisable
	Number of	exercise	at end
	options	price	of year
Outstanding at April 30, 2005	176,153	$10.88	169,485

Options granted during 2006	390,700	9.17
Options exercised during 2006	(31,537)	2.39
Options forfeited during 2006	(12,009)	9.17

Outstanding at April 30, 2006	523,307	$9.33	523,307

Options granted during 2007	16,000	9.47
Options exercised during 2007	(8,000)	2.20

Outstanding at April 30, 2007	531,307	$8.00	502,701

Options granted during 2008	2,500	11.56
Options exercised during 2008	(27,600)	9.17
Options forfeited during 2008	(4,400)	9.17
Options expired during 2008	(3,100)	12.25

Outstanding at April 30, 2008	498,707	$7.92	477,847

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock and the exercise price of the underlying options. During the fiscal years ended April 30, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised was $67,620, $57,920 and $224,252, respectively. The aggregate intrinsic value of in the money options outstanding was $314,959 as of April 30, 2008.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE N — STOCK OPTIONS — Continued
Information with respect to stock options outstanding and stock options exercisable at April 30, 2008, follows:

	Options outstanding
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
Range of exercise prices	April 30, 2008	contractual life	exercise price
$2.20 – 5.63	103,515	3.60 years	$2.51
9.17 – 11.56	395,192	7.82 years	9.34

	498,707		$7.92

	Options exercisable
	Number	Weighted-
	exercisable at	average
Range of exercise prices	April 30, 2008	exercise price
$2.20 – 5.63	103,515	$2.51
9.17 – 11.56	374,332	9.27

	477,847	$7.81

As of April 30, 2008, there was approximately $41,600 of unrecognized compensation cost related to the Company’s stock option plans. Compensation cost of $26,400 is being amortized over a three-year vesting period using a straight-line basis and compensation cost of $15,200 is being amortized over a four year vesting period using a straight-line basis.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE O — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006
Net (loss) income	$(6,456,836)	$1,698,324	$1,882,132

Weighted-average shares
Basic	3,811,832	3,791,077	3,756,804
Effect of dilutive stock options	—	88,078	137,927

Diluted	3,811,832	3,879,155	3,894,731

Basic (loss) earnings per share	$(1.69)	$0.45	$0.50

Diluted (loss) earnings per share	$(1.69)	$0.44	$0.48
The computation of the diluted earnings per share is similar to the basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. At April 30, 2008, 2007, and 2006 there were 498,707, 419,790 and 33,100 anti-dilutive shares, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE P — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly financial data for fiscal years 2008 and 2007:

	First	Second	Third	Fourth
2008	quarter	quarter	quarter	quarter
Net sales	$39,843,813	$42,815,107	$41,131,744	$44,020,330

Income (loss) before income tax expense	1,276,100	1,070,014	517,023	(7,664,455)

Net income (loss)	826,988	693,274	312,464	(8,289,562)

Earnings (loss) per share-Basic	$0.22	$0.18	$0.08	$(2.17)

Earnings (loss) per share-Diluted	$0.21	$0.18	$0.08	$(2.17)

Total shares-Basic	3,794,956	3,807,492	3,822,556	3,822,556

Total shares-Diluted	3,889,274	3,962,531	3,897,314	3,822,556

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE P — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — Continued

	First	Second	Third	Fourth
2007	quarter	quarter	quarter	quarter
Net sales	$36,959,865	$44,858,662	$44,584,513	$39,506,066

Income before income tax expense	381,086	1,203,671	125,509	884,238

Net income	258,669	708,011	76,572	655,072

Earnings per share-Basic	$0.07	$0.19	$0.02	$0.17

Earnings per share-Diluted	$0.07	$0.18	$0.02	$0.17

Total shares-Basic	3,786,956	3,787,251	3,794,956	3,794,956

Total shares-Diluted	3,866,783	3,872,654	3,895,939	3,885,055

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2008, 2007 and 2006
NOTE Q — LITIGATION
As of April 30, 2008, the Company was not a party to any material legal proceedings.
From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.