Form 10-Q
period 2008-07-31
SIGMATRON INTERNATIONAL INC
filed 2008-09-11
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2008
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
Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On September 11, 2008, there were 3,822,556 shares of the Registrant’s Common Stock outstanding.

SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	July 31,
	2008	April 30,
	(Unaudited)	2008
Current assets:
Cash	$3,283,971	$3,833,627
Accounts receivable, less allowance for doubtful accounts of $186,894 at July 31, 2008 and $213,000 at April 30, 2008	22,648,118	26,747,552
Inventories, net	43,298,592	42,146,770
Prepaid expenses and other assets	1,016,619	1,039,607
Deferred income taxes	1,458,137	1,453,007
Other receivables	109,713	38,783

Total current assets	71,815,150	75,259,346

Property, machinery and equipment, net	28,602,192	29,354,623

Other assets	1,019,710	1,034,155
Intangible assets, net of amortization of $1,917,051 at July 31, 2008 and $1,811,931 at April 30, 2008	852,949	958,069

Total assets	$102,290,001	$106,606,193

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$17,485,488	$19,722,175
Accrued expenses	2,156,824	2,297,601
Accrued wages	1,598,408	2,583,379
Income taxes payable	509,055	555,380
Notes payable — bank	1,000,000	1,000,000
Notes payable — buildings	232,737	326,935
Capital lease obligations	1,372,292	1,595,931

Total current liabilities	24,354,804	28,081,401

Notes payable — banks, less current portion	27,121,797	27,876,255
Notes payable — buildings, less current portion	2,626,375	2,661,437
Capital lease obligations, less current portion	1,878,730	2,125,692
Deferred income taxes	2,300,858	2,446,449

Total long-term liabilities	33,927,760	35,109,833

Total liabilities	58,282,564	63,191,234

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at July 31, 2008 and April 30, 2008	38,226	38,226
Capital in excess of par value	19,612,655	19,599,501
Retained earnings	24,356,556	23,777,232

Total stockholders’ equity	44,007,437	43,414,959

Total liabilities and stockholders’ equity	$102,290,001	$106,606,193

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2008	2007
Net sales	$38,478,118	$39,843,813
Cost of products sold	33,828,920	34,627,152

Gross profit	4,649,198	5,216,661

Selling and administrative expenses	3,192,503	3,217,370

Operating income	1,456,695	1,999,291

Other (income) expense — net	(42,819)	10,137
Interest expense	521,611	713,058

Income from operations before income tax expense	977,903	1,276,096

Income tax expense	398,579	449,112

Net income	$579,324	$826,984

Earnings per share — basic	$0.15	$0.22

Earnings per share — diluted	$0.15	$0.21

Weighted average shares of common stock outstanding
Basic	3,822,556	3,794,956

Weighted average shares of common stock outstanding
Diluted	3,884,075	3,889,274

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2008	2007
Operating activities:
Net income	$579,324	$826,984

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,026,296	992,885
Stock-based compensation	13,154	4,353
Provision for doubtful accounts	(26,106)	44,800
Provision for inventory obsolescence	8,459	(111,910)
Deferred income taxes	(5,130)	(1,698)
Amortization of intangibles	105,120	152,694

Changes in operating assets and liabilities, net of acquisition
Accounts receivable	4,125,540	(1,384,887)
Inventories	(1,160,281)	877,319
Prepaid expenses and other assets	(33,497)	210,658
Trade accounts payable	(2,236,687)	(650,240)
Accrued expenses and wages	(1,125,748)	(855,374)
Deferred income taxes payable	(145,591)	—
Income taxes payable	(46,325)	143,176

Net cash provided by operating activities	1,078,528	248,760

Investing activities:
Purchases of machinery and equipment	(273,865)	(383,487)

Net cash used in investing activities	(273,865)	(383,487)

Financing activities:
Payments under capital lease obligations	(470,601)	(410,409)
Payments under term loan	(250,000)	(250,000)
Payments under lines of credit	(504,458)	—
Proceeds under lines of credit	—	1,044,768
Payments under building notes payable	(129,260)	(129,759)

Net cash (used in) provided by financing activities	(1,354,319)	254,600

Change in cash	(549,656)	119,873
Cash at beginning of period	3,833,627	2,769,653

Cash at end of period	$3,283,971	$2,889,526

Supplementary disclosures of cash flow information
Cash paid for interest	$584,311	$1,067,196
Cash paid for income taxes, net of (refunds)	552,616	259,785
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
July 31, 2008
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex, S.A. de C.V., SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”), and procurement branch SigmaTron Taiwan (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on
Form 10-K for the year ended April 30, 2008.
Note B — Inventories
The components of inventory consist of the following:

	July 31,	April 30,
	2008	2008
Finished products	$19,716,981	$18,735,846
Work-in-process	2,593,092	2,542,762
Raw materials	20,988,519	20,868,162

	$43,298,592	$42,146,770

Note C — Stock Incentive Plans
The Company adopted Financial Accounting Standards Board, Share-Based Payment (“SFAS 123 (R)”) Accounting for Stock Based Compensation on May 1, 2006, and implemented the new standard utilizing the modified prospective application transition method. SFAS 123 (R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Options for which the requisite service requirement has not been fully rendered and that are outstanding as of May 1, 2006 are valued in accordance with SFAS 123 “Accounting for Stock Based Compensation” and will be recognized over the remaining service period. Stock-based compensation expense for all stock-based awards granted subsequent to May 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R).

As of July 31, 2008, there was approximately $46,800 of unrecognized compensation cost related to the Company’s stock option plans. Compensation cost of $17,800 is being amortized over a three year vesting period using a straight-line basis, and compensation cost of $29,000 is being amortized over a four year vesting period using a straight-line basis.
Note D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,	July 31,
	2008	2007
Net income	$579,324	$826,984

Weighted-average shares
Basic	3,822,556	3,794,956
Effect of dilutive stock options	61,519	94,318

Diluted	3,884,075	3,889,274

Basic earnings per share	$0.15	$0.22

Diluted earnings per share	$0.15	$0.21
Options to purchase 503,707 and 530,307 shares of common stock were outstanding at July 31, 2008 and 2007, respectively.
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
Revenue Recognition - Revenues from sales of the Company’s electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company’s policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for inventory, the consignment inventory is shipped to the customer if the inventory was stored off-site or transferred from the segregated part of the customer’s facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated longer warranty terms in certain instances. The Company assembles and tests assemblies based on customers’

specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.
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
Goodwill and Other Intangibles - The Company adopted on June 1, 2001, SFAS No. 141 “Business Combinations”. Under SFAS No. 141, a purchaser must allocate the total consideration paid in a business combination to the acquired net tangible and intangible assets based on their fair value. Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company adopted SFAS 142 effective January 1, 2002. During the fourth quarter of fiscal year 2008, the Company completed its annual assessment of impairment regarding the goodwill recorded. The Company calculates the fair value of the reporting unit utilizing a combination of a discounted cash flow approach and certain market approaches which considered both the Company’s market capitalization and trading multiples of comparable companies. The calculations of fair value of the reporting unit involve significant judgment and different underlying assumptions could result in different calculated fair values. In January 2008, the Company changed the date of its annual goodwill impairment test under SFAS 142 from the last day of the year to the first day of the fiscal fourth quarter. The Company determined that the change in accounting principle related to the annual testing date was preferable under the circumstances and did not result in adjustments to the Company’s financial statements when applied retrospectively. During the fourth quarter of fiscal year 2008, the Company performed its annual goodwill impairment testing. As a result of this impairment analysis, the Company recorded an impairment charge of $9.3 million for the year ended April 30, 2008.
New Accounting Standards:
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated subsequent to April 30, 2008.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively the “Company”) and other Items in this Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of this report, and the Company undertakes no obligation to update such statements in light of future events or otherwise.
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
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2008.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue.
Results of Operations:
Net Sales
Net sales decreased for the three month period ended July 31, 2008 to $38,478,118 from $39,843,813 for the three month period ended July 31, 2007. Sales volume decreased for the three month period ended July 31, 2008 as compared to the same period in the prior year in the telecommunications, appliance, gaming, consumer electronics, industrial and life sciences marketplaces. The decrease in revenue for the three month period ended July 31, 2008 is a result of our customers’ decreased demand for product based on their forecast partially attributable to a slowing economy.

Gross Profit
Gross profit decreased during the three month period ended July 31, 2008 to $4,649,198 or 12.1% of net sales, compared to $5,216,661 or 13.1% of net sales for the same period in the prior fiscal year. The decrease in the Company’s gross margin for the three month period is due to pricing pressures within the EMS industry, an increase in the cost of manufacturing supplies and decreased product volume. There can be no assurance that gross margins will not decrease in future quarters. Pricing pressures continue at all locations.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $3,192,503 or 8.3% of net sales for the three month period ended July 31, 2008 compared to $3,217,370 or 8.1% of net sales in the same period last year. The decrease for the three month period ended July 31, 2008, is primarily due to a decrease in sales commissions, insurance, amortization expense and legal fees.
Interest Expense
Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2008 was $521,611 compared to $713,058 for the same period in the prior year. This change was attributable to the Company’s decreased borrowings under its revolving credit facility and term loan and decreasing interest rates.
Taxes
The effective tax rate from operations for the three month period ended July 31, 2008 was 40.8% compared to an effective tax rate of 35.2% in the same period of the prior fiscal year. The effective tax rate in fiscal year 2009 has increased compared to prior periods due to the tax effects of the Company’s foreign operations.
Net Income
Net income from operations decreased to $579,324 for the three month period ended July 31, 2008 compared to $826,984 for the same period in the prior year. Basic and diluted earnings per share for the first fiscal quarter of 2009 were $0.15, compared to basic and diluted earnings per share of $0.22 and $0.21, respectively, for the same period in the prior year.
Liquidity and Capital Resources:
Operating Activities.
Cash flow provided by operating activities was $1,078,528 for the three months ended July 31, 2008, compared to $248,760 for the same period in the prior year. During the first three months of fiscal year 2009, cash flow provided by operating activities was a result of net income, the non-cash effect of depreciation and amortization and a decrease in accounts receivables. The decrease in accounts receivable was a result of cash receipts from a significant customer. Cash flow provided by operating activities was partially offset by a decrease in accrued expenses and wages. The accrued wages decreased as a result of bonuses paid in the first quarter of fiscal year 2009. The Company’s inventories increased by $1,160,281. The primary reason for the increase in inventories is the startup of new programs with new and existing customers.

During the first quarter of fiscal year 2008, cash flow provided by operating activities was the result of net income, the non-cash effect of depreciation and amortization and a decrease in inventory. The decrease in inventory was the result of timing of customers’ demand for product based on their forecast. Cash flow provided by operating activities was partially offset by an increase of approximately $1,385,000 in accounts receivables and a decrease in accrued expenses.
Investing Activities.
During the first quarter of fiscal year 2009, the Company purchased approximately $274,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $2,750,000 during the balance of fiscal year 2009. In addition, the Company expects to expand its China facility and currently anticipates the project will be completed by the first quarter of fiscal 2010. The expansion will include approximately 60,000 square feet of additional manufacturing space. The estimated cost of the expansion is $2.5 million and will be funded by cash on hand in China. During the first quarter of fiscal year 2008, the Company purchased approximately $383,500 in machinery and equipment to be used in the ordinary course of business.
Financing Transactions.
The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory base. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009, and amended certain financial covenants. As of July 31, 2008, $25,371,797 was outstanding under the revolving credit facility. There was approximately $3.9 million of unused availability under the revolving credit facility as of July 31, 2008. The revolving credit facility requires the Company to maintain certain financial covenants which the Company was in compliance with as of July 31, 2008.
The Company also has a term loan with an outstanding balance of $2,750,000 as of July 31, 2008 with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan.
The loan and security agreement is collateralized by substantially all of the domestically-located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends.
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with LaSalle Bank N.A. in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. At July 31, 2008, $2,766,625 and at July 31, 2007, $2,940,000 were outstanding.
In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 is payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At July 31, 2008, approximately $92,500 was outstanding in connection with the financing of that facility.

Payments made under capital lease and building notes payable was $599,861 and $540,168 for the first quarter of fiscal year 2009 and 2008, respectively.
The Company paid $250,000 under its term loan obligation and paid an additional $504,458 under its revolving credit facility during the first quarter of fiscal year 2009. The balance as of July 31, 2008 under the term loan obligation and revolving credit facility was $2,750,000 and $25,371,797, respectively. In the first quarter of fiscal year 2008, the Company paid $250,000 under its term loan obligation and borrowed an additional $1,044,768 under its revolving credit facility. The balance at July 31, 2007 under the term loan obligation and revolving credit facility was $3,750,000 and $25,263,783, respectively.
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
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollar as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first quarter of fiscal year 2009, the Company paid approximately $4,240,000 to its foreign subsidiaries for services provided.
Off-balance Sheet Transactions:
The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
There have been no material changes to the Company’s contractual obligations and commercial commitments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Not applicable.
Item 4. Controls and Procedures.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer,

as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2008.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.
There has been no change in our internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of July 31, 2008, the Company was not a party to any material legal proceedings.
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
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a)	Exhibits:

10.17	Seventeenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated June 25, 2008.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES:
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 11, 2008
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 11, 2008

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)