Form 10-Q
period 2008-10-31
SIGMATRON INTERNATIONAL INC
filed 2008-12-11
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2008
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
Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On December 11, 2008, there were 3,822,556 shares of the Registrant’s Common Stock outstanding.

SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	October 31,
	2008	April 30,
	(Unaudited)	2008

Current assets:
Cash	$3,206,844	$3,833,627
Accounts receivable, less allowance for doubtful accounts of $163,655 at October 31, 2008 and $213,000 at April 30, 2008	23,894,723	26,747,552
Inventories, net	43,588,028	42,146,770
Prepaid expenses and other assets	979,355	1,039,607
Deferred income taxes	1,460,468	1,453,007
Other receivables	138,508	38,783

Total current assets	73,267,926	75,259,346

Property, machinery and equipment, net	28,253,093	29,354,623

Other assets	867,411	1,034,155
Intangible assets, net of amortization of $1,998,405 at October 31, 2008 and $1,811,931 at April 30, 2008	771,595	958,069

Total assets	$103,160,025	$106,606,193

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$15,530,708	$19,722,175
Accrued expenses	2,543,685	2,297,601
Accrued wages	2,025,272	2,583,379
Income taxes payable	—	555,380
Notes payable — bank	1,000,000	1,000,000
Notes payable — buildings	140,250	326,935
Capital lease obligations	1,171,295	1,595,931

Total current liabilities	22,411,210	28,081,401

Notes payable — banks, less current portion	28,388,662	27,876,255
Notes payable — buildings, less current portion	2,591,313	2,661,437
Capital lease obligations, less current portion	1,949,254	2,125,692
Deferred income taxes	2,300,858	2,446,449

Total long-term liabilities	35,230,087	35,109,833

Total liabilities	57,641,297	63,191,234

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at October 31, 2008 and April 30, 2008	38,226	38,226
Capital in excess of par value	19,618,630	19,599,501
Retained earnings	25,861,872	23,777,232

Total stockholders’ equity	45,518,728	43,414,959

Total liabilities and stockholders’ equity	$103,160,025	$106,606,193

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007

Net sales	$41,132,728	$42,815,107	$79,610,846	$82,658,920
Cost of products sold	35,221,349	38,356,972	69,050,269	72,984,124

Gross profit	5,911,379	4,458,135	10,560,577	9,674,796

Selling and administrative expenses	3,469,956	2,677,805	6,662,459	5,895,175

Operating income	2,441,423	1,780,330	3,898,118	3,779,621

Other (income) expense — net	(114,830)	1,887	(157,649)	12,024
Interest expense	485,864	708,429	1,007,475	1,421,487

Income from operations before income tax expense	2,070,389	1,070,014	3,048,292	2,346,110

Income tax expense	565,073	376,740	963,652	825,852

Net income	$1,505,316	$693,274	$2,084,640	$1,520,258

Earnings per share — basic	$0.39	$0.18	$0.55	$0.40

Earnings per share — diluted	$0.39	$0.18	$0.54	$0.39

Weighted average shares of common stock outstanding
Basic	3,822,556	3,807,492	3,822,556	3,801,224

Weighted average shares of common stock outstanding
Diluted	3,874,643	3,962,531	3,879,530	3,927,979

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	October 31,	October 31,
	2008	2007

Operating activities:
Net income	$2,084,640	$1,520,258

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,047,808	1,984,197
Stock-based compensation	19,129	14,438
Provision for doubtful accounts	(23,239)	44,800
Provision for inventory obsolescence	142,000	(111,910)
Deferred income taxes	(153,052)	(5,631)
Amortization of intangibles	186,474	269,697
Gain from sale of machinery and equipment	(8,803)	—

Changes in operating assets and liabilities
Accounts receivable	2,876,068	(4,748,293)
Inventories	(1,583,258)	(756,155)
Prepaid expenses and other assets	127,271	407,011
Trade accounts payable	(4,191,467)	2,592,736
Accrued expenses and wages	(312,023)	(347,218)
Income taxes payable	(555,380)	(243,596)

Net cash provided by operating activities	656,168	620,334

Investing activities:
Purchases of machinery and equipment	(596,900)	(1,245,431)
Proceeds from sale of machinery and equipment	18,052	—

Net cash used in investing activities	(578,848)	(1,245,431)

Financing activities:
Proceeds from exercise of options	—	253,092
Payments under capital lease obligations	(959,701)	(828,844)
Payments under term loan	(500,000)	(500,000)
Proceeds under lines of credit	1,012,407	2,352,366
Payments under building notes payable	(256,809)	(261,009)

Net cash (used in) provided by financing activities	(704,103)	1,015,605

Change in cash	(626,783)	390,508
Cash at beginning of period	3,833,627	2,769,653

Cash at end of period	$3,206,844	$3,160,161

Supplementary disclosures of cash flow information
Cash paid for interest	$1,032,602	$1,708,079
Cash paid for income taxes, net of (refunds)	1,634,816	1,006,785
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
October 31, 2008
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
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.
Note B — Inventories
The components of inventory consist of the following:

	October 31,	April 30,
	2008	2008

Finished products	$15,237,933	$18,735,846
Work-in-process	2,034,209	2,542,762
Raw materials	26,315,886	20,868,162

	$43,588,028	$42,146,770

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

As of October 31, 2008, there was approximately $40,800 of unrecognized compensation cost related to the Company’s stock option plans. Compensation cost of $14,250 is being amortized over a three year vesting period using a straight-line basis, and compensation cost of $26,550 is being amortized over a four year vesting period using a straight-line basis.
Note D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007
Net income	$1,505,316	$693,274	$2,084,640	$1,520,258

Weighted-average shares
Basic	3,822,556	3,807,492	3,822,556	3,801,224
Effect of dilutive stock options	52,087	155,039	56,974	126,755

Diluted	3,874,643	3,962,531	3,879,530	3,927,979

Basic earnings per share	$0.39	$0.18	$0.55	$0.40
Diluted earnings per share	$0.39	$0.18	$0.54	$0.39
Options to purchase 503,707 and 505,207 shares of common stock were outstanding at October 31, 2008 and 2007, respectively.
Critical Accounting Policies:
Management Estimates and Uncertainties — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts and reserves for inventory. Actual results could materially differ from these estimates.
Revenue Recognition — Revenues from sales of the Company’s electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company’s policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for inventory, the consignment inventory is shipped to the customer if the inventory was stored off-site or transferred from the segregated part of the customer’s facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a ninety (90) day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated longer warranty terms in certain instances. The Company assembles and tests assemblies based on customers’

specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.
Inventories — Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than that projected by management.
Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, if any, exceeds its fair market value. The Company has adopted SFAS No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.
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
In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the current turmoil in the global economy and financial markets; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of this report, and the Company undertakes no obligation to update such statements in light of future events or otherwise.
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

In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the six months ended October 31, 2008.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. In the first week of November 2008 the Company revenues dropped approximately 30% from October’s run rate. Given the condition of the economy, the slow down comes as no surprise. The Company anticipates the slow down will continue through the third quarter of fiscal 2009 as possible beyond.
Results of Operations:
Net Sales
Net sales decreased for the three month period ended October 31, 2008 to $41,132,728 from $42,815,107 for the three month period ended October 31, 2007. Net sales decreased for the six months ended October 31, 2008 to $79,610,846 from $82,658,920 for the same period in the prior fiscal year. Sales volume decreased for the three and six month periods ended October 31, 2008 as compared to the same period in the prior year in the industrial electronics, gaming and life sciences marketplaces. The decrease in sales for these marketplaces was partially offset by an increase in sales in the fitness marketplace. The decrease in revenue for the three and six month periods ended October 31, 2008 is a result of our customers’ decreased demand for product based on their forecast, which we believe is attributable to a slowing economy.
Gross Profit
Gross profit increased during the three month period ended October 31, 2008 to $5,911,379 or 14.4% of net sales, compared to $4,458,135 or 10.4% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2008 to $10,560,577 or 13.3% of net sales compared to $9,674,796 or 11.7% of net sales for the same period in the prior fiscal year. The increase in the Company’s gross margin for the three and six month periods is due to the mix of products shipped to various customers and continuing efforts to control costs. There can be no assurance that gross margins will not decrease in future quarters. Pricing pressures continue at all locations.
Selling and Administrative Expenses
Selling and administrative expenses increased to $3,469,956 or 8.4% of net sales for the three month period ended October 31, 2008 compared to $2,677,805 or 6.3% of net sales in the same period last year. Selling and administration expenses increased to $6,662,459 or 8.4% of net sales for the six month period ended October 31, 2008 compared to 5,895,175 or 7.1% of net sales in the same period in the prior fiscal year. The increase for the three and six month periods ended October 31, 2008, is primarily due to an increase in accounting and IT salaries caused by additional staffing requirements and an increase in accounting fees and accrued bonus expense.

Interest Expense
Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2008 was $485,864 compared to $708,429 for the same period in the prior year. Interest expense for the six month period ended October 31, 2008 was $1,007,475 compared to $1,421,487 for the same period in the prior year. These changes were attributable to the Company’s decreased borrowings under its revolving credit facility, term loan, capital leases, and decreasing interest rates.
Taxes
The effective tax rate from operations for the six month period ended October 31, 2008 was 31.6% compared to an effective tax rate of 35.2% in the same period of the prior fiscal year. The effective tax rate in fiscal year 2009 has decreased compared to prior periods due to the tax effects of the Company’s foreign operations.
Net Income
Net income from operations increased to $1,505,316 for the three month period ended October 31, 2008 compared to $693,274 for the same period in the prior year. Net income from operations increased to $2,084,640 for the six months ended October 31, 2008 compared to $1,520,258 in the same period last year. Basic and diluted earnings per share for the second fiscal quarter of 2009 were $0.39, compared to basic and diluted earnings per share of $0.18 for the same period in the prior year. Basic and dilutive earnings per share for the six months ended October 31, 2008 were $0.55 and $0.54, respectively, compared to basic and dilutive earnings per share of $0.40 and $0.39, respectively for the same period in the prior year.
Liquidity and Capital Resources:
Operating Activities.
Cash flow provided by operating activities was $656,168 for the six months ended October 31, 2008, compared to $620,334 for the same period in the prior year. During the first six months of fiscal year 2009, cash flow provided by operating activities was a result of net income, the non-cash effect of depreciation and amortization and a decrease in accounts receivables. The decrease in accounts receivable was a result of the timing of cash receipts from a significant customer. Cash flow provided by operating activities was partially offset by a decrease in accounts payable and an increase in inventories. The decrease in accounts payable is due to timing of payments to vendors in the ordinary course of business. The Company’s inventories increased by $1,583,258. The primary reasons for the increase in inventories is the startup of new programs with new and existing customers and customers delaying deliveries of existing orders.
Cash flow provided by operating activities was $620,334 for the six months ended October 31, 2007. During the first six months of fiscal year 2008, cash provided by operations was due to net income, trade payables and the non-cash effect of depreciation and amortization. Cash provided by operating activities was partially offset by an increase in accounts receivable. The increase in accounts receivable was due to the increase in sales volume.
Investing Activities.
During the first six months of fiscal year 2009, the Company purchased approximately $956,000 in machinery and equipment to be used in the ordinary course of business. Approximately $360,000 of the equipment purchases was financed with a lease agreement. The Company expects to make additional machinery and equipment purchases of approximately $2,000,000 during the balance of fiscal year 2009. Recently the Company decided to postpone the planned expansion of the China facility announced in July 2008 in response to the current economic conditions. During the first six months of fiscal year 2008, the Company purchased approximately $1,245,000 in machinery and equipment to be used in the ordinary course of business.
Financing Transactions.
The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory base. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009, and amended certain financial covenants. As of October 31, 2008, $26,888,662 was outstanding under the revolving credit facility. There was approximately $5.2 million of unused availability under the revolving credit facility as of October 31, 2008. The revolving credit facility requires the Company to maintain certain financial covenants which the Company was in compliance with as of October 31, 2008.
The Company also has a term loan with an outstanding balance of $2,500,000 as of October 31, 2008 with quarterly principal payments of $250,000 due through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan.
The loan and security agreement is collateralized by substantially all of the domestically-located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends.
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with LaSalle Bank N.A. in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. At October 31, 2008, $2,731,562 and at October 31, 2007, $2,895,000 was outstanding on this note.
Payments made under capital lease and building notes payable was $1,216,510 and $1,089,853 for the first six months of fiscal year 2009 and 2008, respectively.
The Company paid $500,000 under its term loan obligation and borrowed an additional $1,012,407 under its revolving credit facility during the first six months of fiscal year 2009. The balance as of October 31, 2008 under the term loan obligation and revolving credit facility was $2,500,000 and $26,888,662, respectively. The balance at October 31, 2007 under the term loan obligation and revolving credit facility was $3,500,000 and $26,571,381, respectively.
The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures in fiscal year 2009. In the event the business grows rapidly or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, has not had a material impact on the financial results of the Company. During the first six months of fiscal year 2009, the Company paid approximately $8,100,000 to its foreign subsidiaries for services provided.
Off-balance Sheet Transactions:
The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
There have been no material changes to the Company’s contractual obligations and commercial commitments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Not applicable.
Item 4. Controls and Procedures.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2008.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.
There has been no change in our internal control over financial reporting during the quarter ended October 31, 2008 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of October 31, 2008, the Company was not a party to any material legal proceedings.
From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.
Item 1A. Risk Factors.
The information presented below includes any material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.
The Company’s business could be adversely affected by worldwide economic conditions.
The current negative worldwide economic conditions could adversely affect the Company’s business, and/or operating results by:
•	reducing sales,

•	increasing operating costs,

•	not allowing the Company’s customers to accurately forecast demand,

•	increasing inventory carrying costs, and

•	increasing risk of uncollectable customer accounts receivable and unpaid customer inventory obligations.
If the current worldwide economic downturn continues, many of the Company’s customers may further delay or reduce their orders. In addition, many of the Company’s customers may rely on credit financing in order operate their businesses. If the negative conditions in the global credit markets reduce our customers’ access to credit, orders may decrease, which could result in lower revenue. Further, if the Company’s suppliers have difficulty obtaining credit required to finance their businesses, they may become unable to continue to manufacture, or supply the components used to manufacture, our customer’s products. These disruptions could decrease the Company’s revenue and increase operating costs, which could adversely affect the Company’s results of operations and financial condition.
The negative worldwide economic conditions and market instability make it increasingly difficult for the Company’s customers to accurately forecast future order trends. This condition could result in customers pushing back their product order acceptance schedules, which could result in increased inventory carrying cost. The increased carrying costs could have a negative impact of the Company’s financial results.
The Company could suffer significant losses if a customer is unable to pay its accounts receivable or if the customer is unable to pay for its inventory procured by the Company on its behalf. An increase in uncollectible accounts receivable or customers’ inability to pay the Company for inventory obligations would have a negative impact on the Company’s financial results.

If credit markets continue to tighten the Company’s bank could be unwilling to continue to extend credit to the Company at the current level of the credit facility. The Company’s ability to finance its operations could negatively be affected in such an event.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On September 19, 2008, the Company held its 2008 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of (i) electing two Class III Directors to hold office until the 2011 Annual Meeting of Stockholders (ii) electing one Class I Director to hold office until the 2009 Annual Meeting of Stockholders and (iii) ratifying the selection of BDO Seidman, LLP as independent auditors of the Company. Each holder of common stock was entitled to one vote for each share held on the record date.
The following individuals were elected as Class III Directors to hold office until the 2011 Annual Meeting of Stockholders: Gary R. Fairhead and Dilip S. Vyas. One Class I Director was elected, Franklin D. Sove to hold office until 2009 Annual Meeting. The number of shares cast for, against and abstained with respect to the nominees were as follows:

Nominee	For	Against	Abstain
Gary R. Fairhead	3,203,817	17,065	0
Dilip S. Vyas	3,204,683	16,199	0
Franklin D. Sove	3,203,083	17,799	0
There were no broker non-votes with respect to the election of directors. The following persons are directors of the Company whose current term extends beyond the 2008 Annual Meeting of Stockholders: Thomas W. Rieck, John P. Chen and Carl A. Zemenick. There was no solicitation in opposition to management’s nominees for directors.
The stockholders voted to approve the ratification of the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending April 30, 2009. A total of 3,202,549 shares were cast for such ratification, 13,901 shares were opposed and 4,432 shares abstained.
William L. McClelland did not stand for reelection when his term as a Class I Director expired at the 2006 Annual Meeting of Stockholders. The Board of Directors did not fill the vacancy left by the departure of Mr. McClelland. The Board of Directors decided to reduce the number of directors from seven members to six members and to re-designate as of the 2008 Annual Meeting of Stockholders one of the Class III Directors as a Class I Director. Franklin D. Sove, formally a Class III Director, was re-designated as a Class I Director at the 2008 Annual Meeting of Stockholders, and that director will hold office until the expiration of the term of the current Class I Director at the 2009 Annual Meeting of Stockholders.
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
SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 11, 2008
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 11, 2008
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)