Form 10-Q
period 2009-01-31
SIGMATRON INTERNATIONAL INC
filed 2009-03-12
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On March 12, 2009, there were 3,822,556 shares of the Registrant’s Common Stock outstanding.

SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	January 31,
	2009	April 30,
	(Unaudited)	2008

Current assets:
Cash	$4,349,328	$3,833,627
Accounts receivable, less allowance for doubtful accounts of $167,788 at January 31, 2009 and $213,000 at April 30, 2008	18,617,215	26,747,552
Inventories, net	40,846,699	42,146,770
Prepaid expenses and other assets	1,176,887	1,039,607
Deferred income taxes	1,462,798	1,453,007
Other receivables	166,819	38,783

Total current assets	66,619,746	75,259,346

Property, machinery and equipment, net	27,410,925	29,354,623

Other assets	827,818	1,034,155
Intangible assets, net of amortization of $2,079,759 at January 31, 2009 and $1,811,931 at April 30, 2008	690,241	958,069

Total assets	$95,548,730	$106,606,193

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$10,470,866	$19,722,175
Accrued expenses	1,517,681	2,297,601
Accrued wages	2,076,265	2,583,379
Income taxes payable	—	555,380
Notes payable — bank	1,000,000	1,000,000
Notes payable — buildings	140,250	326,935
Capital lease obligations	1,023,401	1,595,931

Total current liabilities	16,228,463	28,081,401

Notes payable — banks, less current portion	27,481,884	27,876,255
Notes payable — buildings, less current portion	2,556,250	2,661,437
Capital lease obligations, less current portion	1,722,030	2,125,692
Deferred income taxes	2,300,858	2,446,449

Total long-term liabilities	34,061,022	35,109,833

Total liabilities	50,289,485	63,191,234

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at January 31, 2009 and April 30, 2008	38,226	38,226
Capital in excess of par value	19,624,605	19,599,501
Retained earnings	25,596,414	23,777,232

Total stockholders’ equity	45,259,245	43,414,959

Total liabilities and stockholders’ equity	$95,548,730	$106,606,193

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Net sales	$26,970,927	$41,131,744	$106,581,773	$123,790,664
Cost of products sold	24,218,696	36,668,148	93,268,965	109,652,272

Gross profit	2,752,231	4,463,596	13,312,808	14,138,392

Selling and administrative expenses	2,666,375	3,191,689	9,328,834	9,086,864

Operating income	85,856	1,271,907	3,983,974	5,051,528

Other (income) expense — net	(184,728)	24,355	(342,377)	36,379
Interest expense	431,169	730,529	1,438,644	2,152,016

(Loss) income from operations before income tax expense	(160,585)	517,023	2,887,707	2,863,133

Income tax expense	104,873	204,559	1,068,525	1,030,411

Net (loss) income	($265,458)	$312,464	$1,819,182	$1,832,722

(Loss) earnings per share — basic	($0.07)	$0.08	$0.48	$0.48

(Loss) earnings per share — diluted	($0.07)	$0.08	$0.47	$0.47

Weighted average shares of common stock outstanding Basic	3,822,556	3,822,556	3,822,556	3,808,335

Weighted average shares of common stock outstanding Diluted	3,822,556	3,897,314	3,869,394	3,925,403

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2009	2008

Operating activities:
Net income	$1,819,182	$1,832,722

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,050,571	2,780,337
Stock-based compensation	25,104	23,009
Provision for doubtful accounts	(45,212)	44,800
Provision for inventory obsolescence	75,841	(102,273)
Deferred income taxes	(155,382)	(8,973)
Amortization of intangibles	267,828	386,700
Gain from sale of machinery and equipment	(8,803)	—

Changes in operating assets and liabilities
Accounts receivable	8,175,549	(3,529,958)
Inventories	1,224,230	82,989
Prepaid expenses and other assets	(58,979)	(42,615)
Trade accounts payable	(9,251,309)	1,440,485
Accrued expenses and wages	(1,287,034)	(980,795)
Income taxes payable	(555,380)	(243,595)

Net cash provided by operating activities	3,276,206	1,682,833

Investing activities:
Purchases of machinery and equipment	(757,495)	(1,421,570)
Proceeds from sale of machinery and equipment	18,052	—

Net cash used in investing activities	(739,443)	(1,421,570)

Financing activities:
Proceeds from exercise of options	—	253,092
Payments under capital lease obligations	(1,334,819)	(1,255,465)
Payments under term loan	(750,000)	(750,000)
Proceeds under lines of credit	355,629	2,388,753
Payments under building notes payable	(291,872)	(393,778)

Net cash (used in) provided by financing activities	(2,021,062)	242,602

Change in cash	515,701	503,865
Cash at beginning of period	3,833,627	2,769,653

Cash at end of period	$4,349,328	$3,273,518

Supplementary disclosures of cash flow information
Cash paid for interest	$1,513,502	$2,512,453
Cash paid for income taxes, net of (refunds)	1,576,460	1,301,446
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
January 31, 2009
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
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.
Note B — Inventories
The components of inventory consist of the following:

	January 31,	April 30,
	2009	2008

Finished products	$15,423,449	$18,735,846
Work-in-process	2,106,289	2,542,762
Raw materials	23,316,961	20,868,162

	$40,846,699	$42,146,770

Note C — Stock Incentive Plans
As of January 31, 2009, there was approximately $34,800 of unrecognized compensation cost related to the Company’s stock option plans. Compensation cost of $10,700 is being amortized over a three year vesting period using a straight-line basis, and compensation cost of $24,100 is being amortized over a four year vesting period using a straight-line basis.

Note D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Net (loss) income	$(265,458)	$312,464	$1,819,182	$1,832,722

Weighted-average shares
Basic	3,822,556	3,822,556	3,822,556	3,808,335
Effect of dilutive stock options	—	74,758	46,838	117,068

Diluted	3,822,556	3,897,314	3,869,394	3,925,403

Basic (loss) earnings per share	$(0.07)	$0.08	$0.48	$0.48

Diluted (loss) earnings per share	$(0.07)	$0.08	$0.47	$0.47
Options to purchase 503,707 and 501,807 shares of common stock were outstanding at January 31, 2009 and 2008, respectively.
Note E — Critical Accounting Policies:
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has determined that SFAS 160 will not have a material impact on its consolidated results of operations and financial condition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of SigmaTron (including its subsidiaries). Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the current turmoil in the global economy and financial markets; the continued stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of this report, and the Company undertakes no obligation to update such statements in light of future events or otherwise.
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
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the nine months ended January 31, 2009.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. In the first week of November 2008 the Company revenues dropped approximately 30% from October’s run rate. Current indications are the Company’s revenues will continue at approximately the same rate as in the third quarter of fiscal 2009. Beyond that the uncertainty associated with the worldwide economy in general and the United States economy specifically make forecasting close to impossible. All of the Company’s customer’s markets remain volatile. The Company believes it will continue to see lower revenues and more volatility until at least the fall of 2009.
Results of Operations:
Net Sales
Net sales decreased for the three month period ended January 31, 2009 to $26,970,927 from $41,131,744 for the three month period ended January 31, 2008. Net sales decreased for the nine months ended January 31, 2009 to $106,581,773 from $123,790,664 for the same period in the prior fiscal year. Sales volume decreased for the three and nine month periods ended January 31, 2009 as compared to the same period in the prior year in the industrial electronics, fitness, gaming and life sciences marketplaces. The decrease in revenue for the three and nine month periods ended January 31, 2009 is a result of our customers’ decreased demand for product based on their forecast, which we believe is attributable to a slowing economy.
Gross Profit
Gross profit decreased during the three month period ended January 31, 2009 to $2,752,231 or 10.2% of net sales, compared to $4,463,596 or 10.9% of net sales for the same period in the prior fiscal year. Gross profit decreased for the nine month period ended January 31, 2009 to $13,312,808 or 12.5% of net sales compared to $14,138,392 or 11.4% of net sales for the same period in the prior fiscal year. The decrease in gross margin in total dollars for the three month period ended January 31, 2009 compared to the prior period is due to decreased revenue levels and decreased plant capacity utilization. The increase as a percent of net sales in the Company’s gross margin for the nine month period ended January 31, 2009 compared to the prior period is due to the mix of product shipped to various customers and continuing efforts to control costs. There can be no assurance that gross margins will not decrease in future quarters. Pricing pressures continue at all locations.
The Company has reduced its worldwide headcount in the last 18 months by approximately 22%, or 500 employees, through attrition and lay-offs. Further it laid-off 72 employees late January 2009 and implemented salary reductions for all non-union U.S. employees. The Company plans to continue cost cutting initiatives if the Company’s revenue levels decrease in future periods.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $2,666,375 or 9.9% of net sales for the three month period ended January 31, 2009 compared to $3,191,689 or 7.8% of net sales in the same period last year. Selling and administration expenses increased to $9,328,834 or 8.8% of net sales for the nine month period ended January 31, 2009 compared to 9,086,864 or 7.3% of net sales in the same period in the prior fiscal year. The decrease in total dollars for the three month period ended January 31, 2009 is due to a decrease in sales commissions and accounting and IT salaries. Expense increased for the nine month period ended January 31, 2009, compared to the prior period in fiscal 2008 due to additional sales and office personnel and the timing of accrued bonus expense.

Interest Expense
Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2009 was $431,169 compared to $730,529 for the same period in the prior year. Interest expense for the nine month period ended January 31, 2009 was $1,438,644 compared to $2,152,016 for the same period in the prior year. These changes were attributable to the Company’s decreased borrowings under its revolving credit facility, term loan and capital leases, and decreasing interest rates.
Taxes
The effective tax rate from operations for the nine month period ended January 31, 2009 was 37.0% compared to an effective tax rate of 36.0% in the same period of the prior fiscal year. The effective tax rate in fiscal year 2009 has increased compared to prior periods due to the tax effects of the Company’s foreign operations.
Net Income
The Company recorded a net loss from operations of $265,458 for the three month period ended January 31, 2009 compared to a net income of $312,464 for the same period in the prior year. Net income from operations decreased to $1,819,182 for the nine months ended January 31, 2009 compared to $1,832,722 in the same period last year. Basic and diluted loss per share for the third fiscal quarter of 2009 were $0.07, compared to basic and diluted earnings per share of $0.08 for the same period in the prior year. Basic and dilutive earnings per share were $0.48 and $0.47 for the nine months ended January 31, 2009 and 2008, respectively.
Liquidity and Capital Resources:
Operating Activities.
Cash flow provided by operating activities was $3,276,206 for the nine months ended January 31, 2009, compared to $1,682,833 for the same period in the prior year. During the first nine months of fiscal year 2009, cash flow provided by operating activities was due to net income, a decrease in accounts receivable and inventory and the non-cash effect of depreciation and amortization. Net cash provided by operations was partially offset by a $9,251,309 decrease in accounts payable. The decrease in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business.
Cash flow provided by operating activities was $1,682,833 for the nine months ended January 31, 2008. During the first nine months of fiscal year 2008, cash flow provided by operations was due to net income, an increase in trade payables and the non-cash effect of depreciation and amortization. Cash flow provided by operating activities was partially offset by an increase in accounts receivable due to timing of cash receipts.

Investing Activities.
During the first nine months of fiscal year 2009, the Company purchased approximately $1,120,000 in machinery and equipment to be used in the ordinary course of business. Approximately $360,000 of the equipment purchases was financed with a lease agreement. The Company does not expect to make significant machinery and equipment purchases during the balance of fiscal year 2009. The Company decided to postpone the planned expansion of the China facility announced in July 2008 in response to the current economic conditions. During the first nine months of fiscal year 2008, the Company purchased approximately $1,422,000 in machinery and equipment in the ordinary course of business.
Financing Transactions.
The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory base. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009, and amended certain financial covenants. As of January 31, 2009, $26,231,884 was outstanding under the revolving credit facility. There was approximately $5.8 million of unused availability under the revolving credit facility as of January 31, 2009. The revolving credit facility requires the Company to maintain certain financial covenants which the Company was in compliance with as of January 31, 2009.
The Company also has a term loan with an outstanding balance of $2,250,000 as of January 31, 2009 with quarterly principal payments of $250,000 due through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan.
The loan and security agreement is collateralized by substantially all of the domestically-located assets of the Company and contains certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends.
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with LaSalle Bank N.A. in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. At January 31, 2009, $2,696,500 and at January 31, 2008, $2,850,000 was outstanding on this note.
Payments made under capital lease and building notes payable was $1,626,691 and $1,649,243 for the first nine months of fiscal year 2009 and 2008, respectively.
The Company paid $750,000 under its term loan obligation and borrowed an additional $355,629 under its revolving credit facility during the first nine months of fiscal year 2009. The balance as of January 31, 2009 under the term loan obligation and revolving credit facility was $2,250,000 and $26,231,884, respectively. The balance at January 31, 2008 under the term loan obligation and revolving credit facility was $3,250,000 and $26,607,768, respectively.
The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures, if any, in fiscal year 2009. In the event the business grows rapidly, the current economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. During the first nine months of fiscal year 2009, the Company paid approximately $12,000,000 to its foreign subsidiaries for services provided.
Off-balance Sheet Transactions:
The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
There have been no material changes to the Company’s contractual obligations and commercial commitments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Not applicable.
Item 4. Controls and Procedures.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.
There has been no change in our internal control over financial reporting during the quarter ended January 31, 2009 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of January 31, 2009, the Company was not a party to any material legal proceedings.
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
The Company’s business could be adversely affected by worldwide economic conditions.
The current negative worldwide economic conditions could adversely affect the Company’s business, and/or operating results by:
•	reducing sales,

•	increasing operating costs,

•	not allowing the Company’s customers to accurately forecast demand,

•	increasing inventory carrying costs, and

•	increasing risk of uncollectible customer accounts receivable and unpaid customer inventory obligations.
Sales:
If the current worldwide economic downturn continues, many of the Company’s customers may further delay or reduce their orders. In addition, many of the Company’s customers may rely on credit financing in order operate their businesses. If the negative conditions in the global credit markets reduce our customers’ access to credit, orders may decrease, which could result in lower revenue.
Operating Costs:
If the Company’s suppliers have difficulty obtaining credit required to finance their businesses, they may become unable to continue to manufacture, or supply the components used to manufacture, our customer’s products. These disruptions could decrease the Company’s revenue and increase operating costs, which could adversely affect the Company’s results of operations and financial condition.

Inventory Carrying Costs:
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
Uncollectible Accounts:
The Company could suffer significant losses if a customer is unable to pay its accounts receivable or if the customer is unable to pay for its inventory procured by the Company on its behalf. An increase in uncollectible accounts receivable or customers’ inability to pay the Company for inventory obligations would have a negative impact on the Company’s financial results.
Access to Credit:
If credit markets continue to tighten the Company’s bank could be unwilling to continue to extend credit to the Company at the current level of the credit facility. The Company’s ability to finance its operations could be negatively affected in such an event.
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
SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 12, 2009

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 12, 2009

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)