Form 10-K
period 2009-04-30
SIGMATRON INTERNATIONAL INC
filed 2009-07-17
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended April 30, 2009.
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
Common Stock $0.01 par value per share

Title of each class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.)  ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,320,226 based on the closing sale price of $3.34 per share as reported by Nasdaq Capital Market as of such date.
The number of outstanding shares of the registrant’s Common Stock, as of July 13, 2009, was 3,822,556.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2009 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2009, are incorporated by reference into Part III of this Form 10-K.

PART 1
ITEM 1. BUSINESS
CAUTIONARY NOTE:
     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the current turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.
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
     Assembly and Manufacturing. The Company’s core business is the assembly of printed circuit board assemblies through the automated and manual insertion of components onto raw printed circuit boards. The Company offers its assembly services using both pin-through-hole (“PTH”) and surface mount (“SMT”) interconnect technologies at all of its manufacturing locations. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is an advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows Original Equipment Manufacturers (“OEMs”) advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and, thus, board and system performance.
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
     Manufacturing and Related Services. The Company offers restriction of hazardous substances (“RoHS”) assembly services in compliance with the European Union environmental mandate at each of its manufacturing locations. The Company also provides quick turnaround, turnkey prototype services at all of its locations. In Elk Grove Village, the Company offers touch screen / LCD assembly services in a clean room environment. In Acuna, Mexico, the Company offers parylene coating services. In Tijuana, Mexico, the Company offers diagnostic, repair and rework services for power supplies. In all locations, the Company offers box-build services, which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products.
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
Markets and Customers
     The Company’s customers are in the appliance, gaming, industrial electronics, fitness, life sciences, semiconductor, telecommunications, consumer electronics and automotive industries. As of April 30, 2009, the Company had approximately 105 active customers ranging from Fortune 500 companies to small, privately held enterprises.
     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

		Percent of Net Sales
	Typical	Fiscal	Fiscal
Markets	OEM Application	2008	2009
Appliances	Household appliance controls	35.8%	40.9%
Industrial Electronics	Motor controls, power supplies	27.3	27.0
Fitness	Treadmills, exercise bikes, cross trainers	20.6	18.2
Telecommunications	Routers	6.1	6.5
Gaming	Slot machines, lighting displays	2.9	2.4
Life Sciences	Clinical diagnostic systems and instruments	3.7	1.7
Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.6	2.2
Consumer Electronics	Battery backup sump pumps, electric bikes	0.7	1.0
Automotive	Automobile lighting	0.3	0.1

Total		100%	100%

     For the fiscal year ended April 30, 2009, Spitfire Controls, Inc. and Life Fitness accounted for 27.5% and 18.2%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2008, Spitfire Controls, Inc. and Life Fitness accounted for 23.0% and 20.6%, respectively, of the Company’s net sales.

Although the Company does not have long term contracts with these two customers, the Company expects that these customers will continue to account for a significant percentage of the Company’s net sales, although the individual percentages may vary from period to period.
Sales and Marketing
     The Company markets its services through 13 independent manufacturers’ representative organizations that together currently employ approximately 36 sales personnel in the United States and Canada. Independent manufacturers’ representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 5 direct sales employees.
     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2009 and 2008.
     In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings; such fluctuations may continue.
Mexico and China Operations
     The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.
     The Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronics Co., Ltd., is located in Wujiang, China. Wujiang is located approximately 15 miles south of Suzhou, China and 60 miles west of Shanghai, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. The Company decided to postpone the planned expansion of the China facility announced in July 2008 in response to the current economic conditions. SigmaTron China operates at this site as the Company’s wholly-owned foreign enterprise. At April 30, 2009, this operation had 207 employees.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2009 resulted in approximately $135,000 in income. In fiscal year 2009, the Company’s U.S. operations paid approximately $15,100,000 to its foreign subsidiaries for services provided.
Competition
     The EMS industry is highly competitive and subject to rapid change. Furthermore, both large and small companies compete in the industry, and many have significantly greater financial resources, more extensive business experience and greater marketing and production capabilities than the Company. The significant competitive factors in this industry include price, quality, service, timeliness, reliability, the ability to source raw components, and manufacturing and technological capabilities. The Company believes it can competitively address all of these factors.
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
Consolidation
     The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A. and AbleMex S.A. de C.V., SigmaTron International Trading Co., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch is the U.S. dollar.
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

Backlog
     The Company’s backlog as of April 30, 2009, was approximately $36,200,000. The Company currently expects to ship substantially all of the April 30, 2009 backlog by the end of the 2010 fiscal year. Backlog as of April 30, 2008, totaled approximately $49,100,000. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.
Employees
     The Company employed approximately 1,700 people as of April 30, 2009, including 129 engaged in engineering or engineering related services, 1,316 in manufacturing and 255 in administrative and marketing functions.
     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2009. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2010. The Company’s subsidiary located in Tijuana Mexico, has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date.
     Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.
Executive Officers of the Registrants

Name	Age	Position

Gary R. Fairhead	57	President and Chief Executive Officer. Gary R. Fairhead has been the President of the Company since January 1990. Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	48	Chief Financial Officer, Vice President Finance, Treasurer and Secretary since February 1994.

Gregory A. Fairhead	53	Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President — Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	48	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	60	Vice President, Acuna Operation since 2007. Vice President — China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Raj B. Upadhyaya	54	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operation from 2001 until 2005.

Hom-Ming Chang	49	Vice President, China Operation since 2007. Vice President — Hayward Materials / Test / IT from 2005 — 2007. Vice President of Fremont Operation from 2001 to 2005.

ITEM 1A. RISK FACTORS
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
     The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory borrowing base. As of April 30, 2009, $18,746,696 was outstanding under the revolving credit facility. There was approximately $7.8 million of unused availability under the revolving credit facility as of April 30, 2009. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009 and amended certain financial covenants.
     The Company was in compliance with the required financial covenants as of April 30, 2009. Historically, the Company has renegotiated its financial covenants for the current fiscal year during the first quarter of that fiscal year in connection with the Company’s annual budgeting process. As of July 10, 2009, the Company is in the preliminary stages of negotiating revised financial covenants for fiscal 2010. The existing financial covenants remain in place until a new agreement has been reached. The Company is currently working with its lender to amend the financial covenants for its revolving credit facility, based upon the Company’s most recent projections for the 2010 fiscal year. At this time, it is possible that the Company would not be in compliance with an existing financial covenant for the quarter ended July 31, 2009. Therefore, if the Company is not successful in amending its financial covenants, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company was unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access lines of credit and its debt obligations could be accelerated. These events would likely have a material adverse effect on the Company’s future results of operations, financial position and liquidity.
     The Company also has a term loan with an outstanding balance of $2 million and $3 million as of April 30, 2009 and 2008, respectively with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011. Borrowings under the term loan bear an interest rate of LIBOR plus 2%, which ranged from 2.41% to 6.47% during fiscal year 2009. During fiscal year 2008, borrowings under the term loan were at an interest rate of 6.47%.
     The financial crisis affecting the banking system and capital markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulations, reduced alternatives, or failures of significant financial institutions could adversely affect the Company’s ability to secure, maintain or renew sufficient credit arrangements to support its working capital requirements to continue operations.
The financial crisis and global economic slowdown could negatively impact the Company’s business, results of operations and financial condition.
     The Company’s sales and gross margins depend significantly on market demand for its customers’ products. A continued slow down in the global economy and the related decline in demand for our customers’ products in any industry has resulted in decreasing sales levels and gross margins which have negatively impacted the Company’s business, results of operations and financial conditions and this trend may continue.

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
     The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. These factors include:
•	Changes in sales mix to customers

•	Changes in availability and cost of components

•	Volume of customer orders relative to capacity

•	Market demand and acceptance of our customers’ products

•	Price erosion within the EMS marketplace

•	Capital equipment requirements needed to remain technologically competitive

•	Volatility of the global economy and financials markets
The Company’s customer base is concentrated.
     Sales to the Company’s five largest customers accounted for 63% of net sales for the fiscal years ended April 30, 2009 and 2008. The Company’s two largest customers accounted for 27.5% and 18.2% of net sales for the fiscal year ended April 30, 2009 compared to 23.0% and 20.6% of net sales for the fiscal year ended April 30, 2008. Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.
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
Disclosure and internal controls may not detect all errors or fraud.
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not believe that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. Controls can provide only reasonable assurance that the procedures will meet the control objectives. Controls are limited in their effectiveness by human error, including faulty judgments in decision-making. Further, controls can be circumvented by collusion of two or more people or by management override of controls. Because of the limitations of a cost effective control system, error and fraud may occur and not be detected.
There is a risk of fluctuation of various currencies integral to the Company’s operations.
     The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company’s results of operations and performance. The impact of currency fluctuation for the year ended April 30, 2009 resulted in approximately $135,000 in income. These fluctuations are expected to continue. The Company did not utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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
     The Company currently has labor union contracts with its employees constituting approximately 45% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.
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
     At April 30, 2009, the Company had manufacturing facilities located in Elk Grove Village, Illinois, Hayward, California, Acuna and Tijuana, Mexico and Suzhou-Wujiang, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Acuna, Mexico; Hayward, California; and Taipei, Taiwan offices.
     Certain information about the Company’s manufacturing, warehouse and purchasing facilities is set forth below:

	Square		Owned/
Location	Feet	Services Offered	Leased
Suzhou-Wujiang, China	147,500	High volume assembly, and testing of PTH and SMT, box-build, BGA	*

Hayward, CA	126,000	Assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Leased

Elk Grove Village, IL	118,000	Corporate headquarters, assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Owned

Acuna, Mexico	115,000	High volume assembly, and testing of PTH and SMT, box-build, transformers	Owned **

Las Vegas, NV	38,250	N/A	Leased ***

Del Rio, TX	44,000	Warehouse, portion of which is bonded	Leased

Tijuana, Mexico	67,700	High volume assembly, and testing of PTH and SMT, box-build	Leased

Taipei, Taiwan	2,900	Materials procurement, alternative sourcing assistance and quality control	Leased

*	The Company’s Suzhou-Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**	A portion of the facility is leased.

***	During fiscal year 2006, the Las Vegas operation was sold. The Company continues to be obligated under the primary lease agreement for the facility and sublets the property to other occupants. The Company will not renew this lease when it expires in October 2009.
     The Hayward, California and Tijuana, Mexico properties and a portion of the Del Rio, Texas properties are occupied pursuant to leases of the premises. The lease agreements for the Nevada and California properties expire October 2009 and September 2010, respectively. The lease agreements for the Del Rio, Texas properties expire April 2011 and December 2015. The Tijuana, Mexico leases expire June 2011. The Company’s manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Mexico, which is leased. The property in Elk Grove Village, Illinois is financed under a separate mortgage agreement, which matures in April 2013. The Company leases the purchasing and engineering office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.	LEGAL PROCEEDINGS
     As of April 30, 2009, the Company was not a party to any material legal proceedings.
     From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES
Market Information
     The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2009, and 2008.
Common Stock as Reported
by NASDAQ

Period	High	Low

Fiscal 2009:
Fourth Quarter	$2.60	$1.27
Third Quarter	3.48	1.58
Second Quarter	7.15	2.82
First Quarter	7.29	5.00

Fiscal 2008:
Fourth Quarter	$7.85	$5.25
Third Quarter	12.50	6.88
Second Quarter	13.37	8.44
First Quarter	11.64	8.95
     As of July 13, 2009, there were approximately 61 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,595 beneficial owners of the Company’s common stock.

Dividend Information
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
Equity Compensation Plan Information
     Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and that information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the current turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.
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
     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the year ended April 30, 2009.
     In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general and the United States economy specifically make forecasting difficult. All of the Company’s customer’s markets remain volatile. The Company believes it will continue to see lower revenues and more volatility until at least the fall of 2009.
Critical Accounting Policies:
     Management Estimates and Uncertainties — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.
     Revenue Recognition — Revenues from sales of the Company’s electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company’s policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer’s facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated longer warranty terms in certain instances. The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.
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
     Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.
     Goodwill and Other Intangibles — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Accounting Standards Codification (“ASC”) (805-10-10-1) “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” The FASB has since codified FASB 141(R) as Accounting Standards Codification (“ASC”) 805-10-10-1. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring subsequent to April 30, 2009.
     In January 2008, the Company changed the date of its annual goodwill impairment test from the last day of the fiscal year to the first day of the fiscal fourth quarter. The impairment test procedures were carried out during the fourth quarter of fiscal year 2008 and up to the time of the filing of the Company’s Form 10-K for fiscal year 2008, which allowed the Company additional time to complete the required analysis. The Company believes that the resulting change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date was preferable under the circumstances and did not result in adjustments to the Company’s financial statements when applied retrospectively. During the fiscal year 2008, the Company performed its annual goodwill impairment testing and the carrying value of the Company’s reporting unit exceeded the fair value indicating a goodwill impairment. The Company completed the second step of the goodwill impairment test used to measure the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. As a result of this impairment analysis, the Company recorded an impairment charge for the full amount of goodwill ($9.3 million) during the fiscal year ended April 30, 2008. The impairment was due to continuing customer pricing pressures and uncertain economic conditions as well as the Company’s declining stock price during fiscal 2008.
New Accounting Standards:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), (ASC 820-10-05-1), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on May 1, 2008. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no significant impact from adoption of SFAS 157 for financial assets and liabilities on the Company’s financial statements and none are expected when SFAS 157 is adopted for non-financial assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS No. 159”), (ASC 820-10-10-1). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option pursuant to SFAS 159.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Accounting Standards Codification (“ASC”) (805-10-10-1) “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” The FASB has since codified FASB 141(R) as Accounting Standards Codification (“ASC”) 805-10-10-1. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring subsequent to April 30, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), (ASC 810-10-65-1). SFAS 160 establishes accounting reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has determined that SFAS 160 will not have a material impact on its consolidated results of operations and financial condition.
Results of Operations:
FISCAL YEAR ENDED APRIL 30, 2009 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2008
     Net sales decreased 20.3% to $133,744,642 in fiscal year 2009 from $167,810,994 in the prior year. The Company’s sales decreased in fiscal year 2009 in the industrial electronics, fitness, telecommunications, life sciences, appliance, gaming and semiconductor marketplaces as compared to the prior year. The decrease in revenue for the fiscal year end 2009 is a result of our customers’ decreased demand for product based on their forecast, which we believe is attributable to the global economic slowdown and the recent financial crisis. The Company anticipates sales will remain soft in the first quarter of fiscal year 2010 and anticipates sales to slowly increase in late calendar 2009.
     The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order terminations, the life cycle of customer products and product transition. Sales to the Company’s five largest customers accounted for 63% of net sales for fiscal years 2009 and 2008.
     Gross profit decreased to $15,974,902 or 11.9% of net sales in fiscal year 2009 compared to $19,563,390 or 11.7% of net sales in the prior year. The decrease in the Company’s gross profit in total dollars is due to decreased revenue levels and decreased plant capacity utilization. The Company has continued to lower its cost structure during the fourth quarter of fiscal year 2009 and will continue cost cutting initiatives based on customer’s demand for product. During the third and fourth quarters of fiscal year 2009, the Company reduced its worldwide headcount, through attrition and lay-offs. Further the Company implemented salary reductions for all non-union U.S. employees beginning February 2009. There can be no assurance that sales levels or gross margins will not continue to decrease in future periods.
     Selling and administrative expenses decreased in fiscal year 2009 to $11,591,440 or 8.7% of net sales compared to $12,375,458 or 7.4% of net sales in fiscal year 2008. The decrease in total dollars is primarily due to a decrease in sales commissions, insurance expense, amortization expense, bonus expense, legal fees and other professional fees. This decrease in total dollars was partially offset by an increase in sales and IT salaries in fiscal year 2009 compared to the prior year. The increase in selling and administrative expenses as a percent of net sales in fiscal year 2009 is due to the 20% decrease in net sales.
     During fiscal year 2008, the Company performed its annual goodwill impairment testing and the carrying value of the Company’s reporting unit exceeded the fair value indicating a goodwill impairment. The Company completed the second step of the goodwill impairment test used to measure the amount of impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. As a result of this impairment analysis, the Company recorded an impairment charge for the full amount of goodwill ($9.3 million) during the year ended April 30, 2008. The impairment was due to continuing customer pricing pressures and uncertain economic conditions as well as the Company’s declining stock price during fiscal 2008.
     Interest expense decreased to $1,710,817 in fiscal year 2009 compared to $2,667,473 in fiscal year 2008. The interest expense decreased due to decreased borrowings under its revolving credit facility, term loan and capital leases and lower interest rates. Interest expense for fiscal year 2010 may increase if interest rates or borrowings increase during fiscal year 2010.
     In fiscal year 2009, the income tax expense from operations was $936,278 compared to $1,655,518 in income tax expense in fiscal year 2008. The effective tax rate for the year ended April 30, 2009 was 32%. The lower effective tax rate was a result of the tax holiday for the China operation. The Company recorded income tax expense in fiscal 2008 despite a pre-tax loss due primarily to the fact that the goodwill impairment charge of $9.3 million related to non-deductible goodwill which is treated as a permanent difference between book and tax income (loss).
     The Company reported net income of $1,955,847 in fiscal year 2009. Basic and diluted earnings per share was $0.51 for fiscal year 2009 compared to basic and diluted loss per share of ($1.69) for the year ended April 30, 2008. Excluding the goodwill impairment charge, net income was $2,842,109 for fiscal year 2008, which resulted in diluted earnings per share of $0.74 for fiscal year 2008 compared to $0.51 for the fiscal year ended April 30, 2009. We believe the Non-Gaap measure is a meaningful disclosure of the operating performance of the Company as it is an alternative measure utilized by investors, management and the Board of Directors. See the following Non-Gaap Reconciliation.

Non-Gaap Reconciliation*
Twelve Months
Ended
April 30, 2008

Income (loss) Reconciliation:

Net income before goodwill impairment	$2,842,109

Goodwill impairment charge	9,298,945

Net loss	($6,456,836)

EPS Reconciliation:

Net income per common share — assuming dilution before goodwill impairment	$0.74

Goodwill impairment charge	($2.43)

Net loss per common share — assuming dilution	($1.69)

Weighted average number of common equivalent shares outstanding — assuming dilution	3,811,832

*	A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.
Liquidity and Capital Resources:
Operating Activities.
     Cash flow provided by operating activities was $10,844,265 for the year ended April 30, 2009, compared to $4,163,469 for the prior fiscal year. Cash flow provided by operating activities in fiscal year 2009 was primarily the result of a $9,944,685 decrease in accounts receivable, a reduction in inventory levels, the result of the non-cash effect of depreciation and amortization and net income. Net cash provided by operations in fiscal year 2009 was partially offset by a $9,190,622 reduction in accounts payable. The decrease in accounts payable and accounts receivable is due to payments in the ordinary course of business, coupled with the Company’s reduced sales in fiscal year 2009. The decrease in inventory was the result of our customers’ decreased demand for product based on their forecasts, which we believe is attributable to the global economic slowdown and financial crisis. The Company’s working capital requirements have decreased primarily as a result of the decrease in sales volume during fiscal 2009.
     Cash flow provided by operating activities was $4,163,469 for the year ended April 30, 2008. Cash provided by operating activities was primarily the result of net income (excluding the goodwill impairment charge) net of the non-cash effect of depreciation and amortization and an increase in trade accounts payable. Trade accounts payable increased due to timing of payment to vendors. Cash provided by operating activities in 2008 was partially offset by an increase in accounts receivable of $6,530,677 due to timing of cash receipts from a significant customer. The Company’s inventories increased by $1,774,698. The primary reason for the increase in inventories was customer safety stock requirements and the startup of new programs with new and existing customers.

Investing Activities.
     During fiscal year 2009, the Company purchased approximately $1,180,000 in machinery and equipment for various operating facilities. The Company executed a five year capital lease to finance approximately $360,000 of these acquisitions in fiscal year 2009. The Company decided to postpone the planned expansion of the China facility announced in July 2008 in response to the current economic conditions. The Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2010 of approximately $2 million.
     In fiscal year 2008, the Company purchased approximately $2,400,000 in machinery and equipment. The Company executed a five year sale lease back agreement for approximately $615,000 for certain acquisitions made during fiscal year 2008, which has been treated for accounting purposes as a capital lease.
Financing Activities.
     The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory borrowing base. As of April 30, 2009, $18,746,696 was outstanding under the revolving credit facility. There was approximately $7.8 million of unused availability under the revolving credit facility as of April 30, 2009. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009 and to amend certain financial covenants.
     The Company was in compliance with the required financial covenants as of April 30, 2009. Historically, the Company has renegotiated its financial covenants for the current fiscal year during the first quarter of that fiscal year in connection with the Company’s annual budgeting process. As of July 10, 2009, the Company is in the preliminary stages of negotiating revised financial covenants for fiscal 2010. The existing financial covenants remain in place until a new agreement has been reached. The Company is currently working with its lender to amend the financial covenants for its revolving credit facility, based upon the Company’s most recent projections for the 2010 fiscal year. At this time, it is possible that the Company would not be in compliance with an existing financial covenant for the quarter ended July 31, 2009. Therefore, if the Company is not successful in amending its financial covenants, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company was unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access lines of credit and its debt obligations could be accelerated. These events would likely have a material adverse effect on the Company’s future results of operations, financial position and liquidity.
     The Company also has a term loan with an outstanding balance of $2 million as of April 30, 2009 with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011. Borrowings under the term loan bear an interest rate of LIBOR plus 2%, which ranged from 2.41% to 6.47% during fiscal year 2009. During fiscal year 2008, borrowings under the term loan were at an interest rate of 6.47%.
     On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with LaSalle Bank N.A., (now Bank of America) in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. At April 30, 2009, $2,661,438 and at April 30, 2008, $2,805,000 was outstanding.
     In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 was payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2008 there was $183,372 outstanding under the loan. The loan was paid in full in October 2008.
     Cash used in financing activities was $10,093,987 for the year ended April 30, 2009, compared to $711,871 in fiscal year 2008. Cash used in financing activities was primarily the result of net payments made to reduce the balance outstanding under the Company’s revolving credit facility by $7,129,559. Cash used in financing activities also was due to payments under the Company’s lease agreements, term loan, and building mortgage obligations.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2009 resulted in approximately $135,000 in income. In fiscal year 2009, the Company’s U.S. operations paid approximately $15,100,000 to its foreign subsidiaries for services provided.
     The impact of inflation for the past three fiscal years has been minimal.
Off-balance Sheet Transactions:
     The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The response to this item is included in Item 15(a) of this Report.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A (T).	CONTROLS AND PROCEDURES
     Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2009. This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
     There has been no change in our internal control over financial reporting during the quarter ended April 30, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2009.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1
The financial statements, including required supporting schedule, are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

Index to Exhibits
(a) 2

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994.

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000, and hereby incorporated by reference.

10.1	Form of 1993 Stock Option Plan — filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference. *

10.2	Form of Incentive Stock Option Agreement for the Company’s 1993 Stock Option Plan — filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference. *

10.3	Form of Non-Statutory Stock Option Agreement for the Company’s 1993 stock Option Plan — filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 33-72100, and hereby incorporated by reference. *

10.4	2000 Outside Directors’ Stock Option Plan and hereby incorporated by reference — filed as Appendix 1 to the Company’s 2000 Proxy Statement filed on August 21, 2000*.

10.5	Loan and Security Agreement between SigmaTron International, Inc. and LaSalle National Bank dated August 25, 1999, filed as Exhibit 10.26 to the Company’s Form 10-Q for the quarter ended October 31, 1999, and hereby incorporated by reference.

10.6	2004 Directors’ Stock Option Plan and hereby incorporated by reference — filed as Appendix C to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.7	2004 Employee Stock Option Plan and hereby incorporated by reference — filed as Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.8	Change in Control Plan dated May 30, 2002, filed as Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended April 30, 2005, and hereby incorporated by reference.*

10.9	Tenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 14, 2005, filed as Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended October 31, 2005, and hereby incorporated by reference.

10.10	Eleventh Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated September 12, 2005, filed as Exhibit 10.19 to the Company’s Form 10-Q for the quarter Ended October 31, 2005, and hereby incorporated by reference.

10.11	Twelfth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated July 31, 2006, filed as Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended July 31, 2006, and hereby incorporated by reference.

10.12	Thirteen Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated October 20, 2006, filed as Exhibit 10.22 to the Company’s Form 10-Q for the quarter ended October 31, 2006, and hereby incorporated by reference.

10.13	Fourteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated January 2007, filed as Exhibit 10.23 to the Company’s Form 10-Q for the quarter ended January 31, 2007, and hereby incorporated by reference.

10.14	Amended and Restated Mortgage Note between SigmaTron International, Inc. and LaSalle Bank National Association dated April 30, 2008, and hereby incorporated by reference.

10.15	Sixteenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated March 7, 2008, and hereby incorporated by reference.

10.16	Seventeenth Amendment to Loan and Security Agreement between SigmaTron International, Inc. and LaSalle Bank National Association, dated June 25, 2008, filed as Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended July 31, 2008, and hereby incorporated by reference.

21.0	Subsidiaries of the Registrant to the Company’s Form 10-K for the fiscal year ended April 30, 2007, and hereby incorporated by reference.

23.1	Consent of BDO Seidman, LLP.**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

*	Indicates management contract or compensatory plan.

**	Filed herewith
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
Gary R. Fairhead, President and Chief Executive Officer, Principal Executive Officer and Director

Dated: July 17, 2009
     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of SigmaTron International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Gary R. Fairhead and Linda K. Frauendorfer, and each of them, each of their true and lawful attorneys-in fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ Franklin D. Sove Franklin D. Sove	Chairman of the Board of Directors	July 17, 2009

/s/ Gary R. Fairhead Gary R. Fairhead	President and Chief Executive Officer, (Principal Executive Officer) and Director	July 17, 2009

/s/ Linda K. Frauendorfer Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 17, 2009

/s/ John P. Chen John P. Chen	Director	July 17, 2009

/s/ Thomas W. Rieck Thomas W. Rieck	Director	July 17, 2009

/s/ Dilip S. Vyas Dilip S. Vyas	Director	July 17, 2009

/s/ Carl Zemenick Carl Zemenick	Director	July 17, 2009

Financial statement schedules not listed above are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SigmaTron International, Inc.
Elk Grove, Illinois
We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Chicago, Illinois
July 10, 2009

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 30,

ASSETS	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$3,781,252	$3,833,627
Accounts receivable, less allowance for doubtful accounts of $167,788 and $213,000 at April 30, 2009 and 2008, respectively	16,785,079	26,747,552
Inventories, net	36,230,555	42,146,770
Prepaid expenses and other assets	923,911	1,039,607
Deferred income taxes	1,560,425	1,453,007
Other receivables	341,310	38,783

Total current assets	59,622,532	75,259,346

PROPERTY, MACHINERY AND EQUIPMENT, NET	26,200,578	29,354,623

LONG-TERM ASSETS
Other assets	699,379	1,034,155
Intangible assets, net of amortization of $2,161,113 and $1,811,931 at April 30, 2009 and 2008, respectively	608,887	958,069

Total long-term assets	1,308,266	1,992,224

TOTAL ASSETS	$87,131,376	$106,606,193

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
April 30,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

CURRENT LIABILITIES
Trade accounts payable	$10,531,553	$19,722,175
Accrued expenses	1,602,913	2,297,601
Accrued payroll	1,555,736	2,583,379
Income taxes payable	272,750	555,380
Notes payable — bank	1,000,000	1,000,000
Notes payable — buildings	140,250	326,935
Capital lease obligations	951,983	1,595,931

Total current liabilities	16,055,185	28,081,401

NOTES PAYABLE — BANK, LESS CURRENT PORTION	19,746,696	27,876,255

NOTES PAYABLE — BUILDINGS, LESS CURRENT PORTION	2,521,188	2,661,437

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	1,490,773	2,125,692

DEFERRED INCOME TAXES	1,915,649	2,446,449

Total liabilities	41,729,491	63,191,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at April 30, 2009 and 2008	38,226	38,226
Capital in excess of par value	19,630,580	19,599,501
Retained earnings	25,733,079	23,777,232

Total stockholders’ equity	45,401,885	43,414,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,131,376	$106,606,193

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

	2009	2008

Net sales	$133,744,642	$167,810,994
Cost of products sold	117,769,739	148,247,604

Gross profit	15,974,903	19,563,390
Selling and administrative expenses	11,591,440	12,375,458
Goodwill impairment charge	—	9,298,945

Operating income (loss)	4,383,463	(2,111,013)
Other (income) expense	(219,479)	22,832
Interest expense	1,710,817	2,667,473

Income (loss) before income tax expense	2,892,125	(4,801,318)
Income tax expense	936,278	1,655,518

NET INCOME (LOSS)	$1,955,847	$(6,456,836)

Earnings (loss) per common share
Basic	$0.51	$(1.69)

Diluted	$0.51	$(1.69)

Weighted-average shares of common stock outstanding
Basic	3,822,556	3,811,832

Diluted	3,859,526	3,811,832

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Two years ended April 30, 2009 and 2008

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2007	$—	$37,950	$19,315,104	$30,387,968	$49,741,022
Adjustment to initially apply FIN 48, Accounting for Uncertainty in Income Taxes	—	—	—	(153,900)	(153,900)
Exercise of options	—	276	252,816	—	253,092
Stock-based compensation	—	—	31,581	—	31,581
Net loss	—	—	—	(6,456,836)	(6,456,836)

Balance at April 30, 2008	—	38,226	19,599,501	23,777,232	43,414,959
Stock-based compensation	—	—	31,079	—	31,079
Net income	—	—	—	1,955,847	1,955,847

Balance at April 30, 2009	$—	$38,226	$19,630,580	$25,733,079	$45,401,885

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2009	2008
Cash flows from operating activities
Net income (loss)	$1,955,847	$(6,456,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,035,804	4,004,108
Goodwill impairment charge	—	9,298,945
Stock-based compensation	31,079	31,581
Provision for doubtful accounts	17,788	63,000
Provision for inventory obsolescence	157,000	477,719
Deferred income tax benefit	(518,981)	(490,787)
Amortization of intangible assets	349,182	503,703
Loss from sale of machinery and equipment	279,521	—

Changes in operating assets and liabilities
Accounts receivable	9,944,685	(6,530,677)
Inventories	5,759,215	(1,774,698)
Prepaid expenses and other assets	147,945	406,977
Trade accounts payable	(9,190,622)	4,248,515
Accrued expenses and wages	(1,722,331)	26,057
Income taxes	(401,867)	355,862

Net cash provided by operating activities	10,844,265	4,163,469

Cash flows from investing activities
Proceeds from sale of machinery and equipment	18,052	12,396
Purchases of machinery and equipment	(820,705)	(2,400,020)

Net cash used in investing activities	(802,653)	(2,387,624)

Cash flows from financing activities
Proceeds from exercise of options	—	253,092
Payments under building notes payable	(326,934)	(528,092)
Proceeds under sale lease back agreements	—	615,855
Payments under capital lease obligations	(1,637,494)	(1,709,966)
Payments under term loan	(1,000,000)	(1,000,000)
Net (payments) proceeds under lines of credit	(7,129,559)	1,657,240

Net cash used in financing activities	(10,093,987)	(711,871)

(DECREASE) INCREASE IN CASH	(52,375)	1,063,974

Cash and cash equivalents at beginning of year	3,833,627	2,769,653

Cash and cash equivalents at end of year	$3,781,252	$3,833,627

Supplementary disclosures of cash flow information
Cash paid for interest	$1,810,000	$2,512,453
Cash paid for income taxes, net of (refunds)	1,560,243	1,594,771
Purchase of machinery and equipment financed under capital lease obligations	358,627	—
Purchase of machinery and equipment financed under sale lease back agreements	—	615,855
The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009 and 2008
NOTE A — DESCRIPTION OF THE BUSINESS
SigmaTron International, Inc. and its subsidiaries (the “Company”) operate in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan. Approximately 10% and 9% of the consolidated non-current assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2009 and 2008, respectively.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”), and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch is the U.S. dollar.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Cash and Cash Equivalents
Cash and cash equivalents include cash and all highly liquid short-term investments maturing within twelve months of the purchase date.
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
April 30, 2009 and 2008
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Inventory Policies
The Company’s inventories include parts and components that may be specialized in nature or subject to customers’ future usage requirements. The Company has programs to minimize the required inventories on hand and actively monitors customer purchase orders, forecasts and backlog. The Company uses estimated allowances to reduce recorded amounts to market values; such estimates could change in the future.
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
Earnings per Share
Basic earnings per share are computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. At April 30, 2009 and 2008, there were 413,090 and 498,707 anti-dilutive shares, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenue Recognition
Revenues from sales of the Company’s electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company’s policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for inventory, the consignment inventory is shipped to the customer if the inventory was stored offsite or transferred from the segregated part of the customer’s facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated longer warranty terms in certain instances. The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties. Any returns for workmanship issues received after each period end are accrued in the respective financial statements.
Shipping and Handling Costs
The Company records shipping and handling costs within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2009 or 2008.
Fair Value of Financial Instruments
The Company’s financial instruments include receivables, debt, accounts payable, and accrued expenses. The fair values of financial instruments are not materially different from their carrying values, due to the short-term nature of receivables, accounts payable and accrued expenses and the market interest rates charged on the Company’s long-term debt.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Long-Lived Assets — Continued
considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.
Goodwill and Other Intangibles
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Accounting Standards Codification (“ASC”) (805-10-10-1) “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” The FASB has since codified FASB 141(R) as Accounting Standards Codification (“ASC”) 805-10-10-1. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring subsequent to April 30, 2009.
In January 2008, the Company changed the date of its annual goodwill impairment test from the last day of the fiscal year to the first day of the fiscal fourth quarter. The impairment test procedures were carried out during the fourth quarter and up to the time of the filing of the Company’s Form 10-K for fiscal year 2008, which allowed the Company additional time to complete the required analysis. The Company believes that the resulting change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date was preferable under the circumstances and did not result in adjustments to the Company’s financial statements when applied retrospectively. During the fiscal year 2008, the Company performed its annual goodwill impairment testing and the carrying value of the Company’s reporting unit exceeded the fair value indicating a goodwill impairment. The Company completed the second step of the goodwill impairment test used to measure the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Goodwill and Other Intangibles — Continued
the carrying amount of the goodwill. As a result of this impairment analysis, the Company recorded an impairment charge for the full amount of goodwill ($9.3 million) during the fiscal year ended April 30, 2008. The impairment was due to continuing customer pricing pressures and uncertain economic conditions as well as the Company’s declining stock price during fiscal 2008.
The following are the changes in the carrying amount of intangible assets, net of accumulated amortization:

	Non-
	competes and	Customer
	Backlog	Relationships	Total
Balance as of May 1, 2007	$5,826	$1,455,946	$1,461,772
Amortization expense 2008	(5,826)	(497,877)	(503,703)

Balance as of April 30, 2008	—	958,069	958,069
Amortization expense 2009	—	(349,182)	(349,182)

Balance as of April 30, 2009	$—	$608,887	$608,887

Amortization period	2 years	8 years	N/A
The estimated intangible amortization expenses for the next five years are as follows:

Years Ended April 30,

2010	$245,216
2011	163,998
2012	112,746
2013	75,850
2014	11,077

$608,887

The Company’s intangible assets are amortized utilizing accelerated amortization methods.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Stock Incentive Plans
Under the Company’s stock option plans, options to acquire shares of common stock have been made available for grant to certain employees and directors. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted. The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), (ASC 820-10-05-1), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on May 1, 2008. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no significant impact from adoption of SFAS 157 for financial assets and liabilities on the Company’s financial statements and none are expected when SFAS 157 is adopted for non-financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS No. 159”). (ASC 820-10-10-1) SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option pursuant to SFAS 159.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Accounting Standards Codification (“ASC”) (805-10-10-1) “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” The FASB has since codified FASB 141(R) as Accounting Standards Codification (“ASC”) 805-10-10-1. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
New Accounting Standards — Continued
acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring subsequent to April 30, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), (ASC 810-10-65-1). SFAS 160 establishes accounting reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has determined that SFAS 160 will not have a material impact on its consolidated results of operations and financial condition.
NOTE C — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the Company’s allowance for doubtful accounts are as follows:

	2009	2008

Beginning balance	$213,000	$150,000
Bad debt expense	17,788	63,000
Write-offs	(63,000)	—

	$167,788	$213,000

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE D — INVENTORIES
Inventories consist of the following at April 30:

	2009	2008

Finished products	$11,644,129	$18,735,846
Work in process	2,391,559	2,542,762
Raw materials	23,993,727	22,591,181

	38,029,415	43,869,789

Less obsolescence reserve	1,798,860	1,723,019

	$36,230,555	$42,146,770

Changes in the Company’s inventory obsolescence reserve are as follows:

	2009	2008

Beginning balance	$1,723,019	$1,245,300
Provision for obsolescence	157,000	477,719
Write-offs	(81,159)	—

	$1,798,860	$1,723,019

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE E — PROPERTY, MACHINERY AND EQUIPMENT, NET
Property, machinery and equipment consist of the following at April 30:

	2009	2008

Land and buildings	$12,021,913	$11,920,435
Machinery and equipment	38,670,381	36,046,726
Office equipment	3,947,899	3,764,374
Tools and dies	288,598	288,598
Leasehold improvements	3,089,065	3,019,545
Equipment under capital leases	4,899,539	7,445,202

	62,917,395	62,484,880
Less accumulated depreciation and amortization, including amortization of assets under capital leases of $1,218,393 and $1,631,488 at April 30, 2009 and 2008, respectively	36,716,817	33,130,257

Property, machinery and equipment, net	$26,200,578	$29,354,623

Depreciation and amortization expense was $4,035,804 and $4,004,108 for the years ended April 30, 2009 and 2008, respectively.
NOTE F — LONG-TERM DEBT
Note Payable — Bank
The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory borrowing base. As of April 30, 2009 and 2008, $18,746,696 and $25,876,255, respectively, was outstanding under the revolving credit facility. Borrowings under this revolving credit facility bear interest at either prime rate less 0.25% (3% at April 30, 2009) or LIBOR plus 2% (3.12% at April 30, 2009), as elected by the Company. The Company must also pay an unused commitment fee equal to 0.20% on the revolving credit facility. There was approximately $7.8 million of unused

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE F — LONG TERM DEBT — Continued
Note Payable — Bank — Continued
availability under the revolving credit facility as of April 30, 2009. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009 and amended certain financial covenants.
The revolving credit facility and term loan are collateralized by substantially all of the domestically located assets of the Company and contain certain financial covenants, including specific covenants pertaining to the maintenance of minimum tangible net worth and net income. The agreement also restricts annual lease rentals and capital expenditures and the payment of dividends.
The Company was in compliance with the required financial covenants as of April 30, 2009. Historically, the Company has renegotiated its financial covenants for the current fiscal year during the first quarter of that fiscal year in connection with the Company’s annual budgeting process. As of July 10, 2009, the Company is in the preliminary stages of negotiating revised financial covenants for fiscal 2010. The existing financial covenants remain in place until a new agreement has been reached. The Company is currently working with its lender to amend the financial covenants for its revolving credit facility, based upon the Company’s most recent projections for the 2010 fiscal year. At this time, it is possible that the Company would not be in compliance with an existing financial covenant for the quarter ended July 31, 2009. Therefore, if the Company is not successful in amending its financial covenants, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company was unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access lines of credit and its debt obligations could be accelerated. These events would likely have a material adverse effect on the Company’s future results of operations, financial position and liquidity.
The Company also has a term loan with an outstanding balance of $2 million and $3 million as of April 30, 2009 and 2008, respectively with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011. Borrowings under the term loan bear an interest rate of LIBOR plus 2%, which ranged from 2.41% to 6.47% during fiscal year 2009. During fiscal year 2008, borrowings under the term loan were at an interest rate of 6.47%.
Note Payable — Buildings
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note with LaSalle Bank N.A., (now Bank of America) in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE F — LONG TERM DEBT — Continued
Note Payable — Buildings — Continued
is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. At April 30, 2009, $2,661,438 and at April 30, 2008, $2,805,000 was outstanding.
In May 2002, the Company acquired a plant in Acuna, Mexico through seller financing. The loan of $1,950,000 was payable in equal monthly installments of approximately $31,000 over six and a half years at a rate of 7% interest per annum. Prior to acquiring that plant, the Company rented the facility. At April 30, 2008 there was $183,372 outstanding under the loan. The loan was paid in full in October 2008.
The aggregate amount of debt maturing (excluding capital lease obligations) in each of the next four fiscal years is as follows:

Fiscal Year

2010	$1,140,250
2011	19,886,946
2012	140,250
2013	2,240,688

$23,408,134

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE G — ACCRUED EXPENSES AND WAGES
Accrued expenses and wages consist of the following at April 30:

	2009	2008

Wages	$1,555,736	$1,638,659
Bonuses	—	944,720
Interest payable	41,101	144,046
Commissions	36,514	42,298
Professional fees	228,161	335,202
Foreign payroll accruals	708,433	734,790
Other	588,704	1,021,265

	$3,158,649	$4,860,980

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE H — INCOME TAXES
The income tax provision (benefit) for the years ended April 30 consists of the following:

	2009	2008
Current
Federal	$1,037,422	$1,707,890
State	179,311	242,740
Foreign	238,526	195,675
Deferred
Federal	(452,450)	(438,236)
State	(66,531)	(52,551)

	$936,278	$1,655,518

The differences between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income (loss) before income tax expense for the years ended April 30 are as follows:

	2009	2008
Income tax at
Federal rate	$983,322	$(1,632,448)
State income tax, net of federal	51,814	(143,867)
Goodwill impairment charge	—	3,626,589
Benefit of Chinese tax holiday	(81,438)	—
Other, net	(17,420)	(194,756)

	$936,278	$1,655,518

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE H — INCOME TAX — Continued
U.S. and foreign income (loss) before income tax expense for the years ended April 30 are as follows:

	2009	2008

U.S.	$1,857,492	$(5,513,683)
Foreign	1,034,633	712,365

Total	$2,892,125	$(4,801,318)

Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, are as follows:

	2009	2008

Allowance for doubtful accounts	$65,436	$83,069
Inventory obsolescence reserve	701,546	671,969
Accruals not currently deductible	461,619	325,478
Inventory	402,765	402,539

Current deferred tax asset	1,631,366	1,483,055

Prepaid insurance	(70,941)	(30,048)

Current deferred tax liability	(70,941)	(30,048)

Net current deferred tax asset	$1,560,425	$1,453,007

	2009	2008

Intangible assets	$(237,463)	$(373,642)
Machinery and equipment	(1,670,023)	(2,072,807)
Other	(8,163)	—

Net long-term deferred tax liability	$(1,915,649)	$(2,446,449)

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE H — INCOME TAX — Continued
The Company’s wholly-owned foreign enterprise, SigmaTron China, is subject to a reduction in income taxes within China due to its foreign investment. The reduction in taxes is for a five year period commencing in the period the operation becomes profitable, but not in effect after December 31, 2009.
In June 2006, the FASB issued an interpretation of FASB Statement No. 109 (“FIN 48”), (ASC 740-10-05-06) that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on May 1, 2007. The Company recorded the cumulative effect of a change in accounting principle by recording an increase in the liability for uncertain tax positions of $153,900 that was accounted for as a debit to opening retained earnings. The entire amount of the consolidated worldwide liability for uncertain tax positions could affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions. Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the April 30, 2009 liability over the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008

Balance at May 1,	$145,591	$153,900
Additions based on tax positions related to current year	—	—
Additions for tax positions in prior years	—	6,494
Reductions for tax positions of prior years	—	(14,803)

Balance at April 30,	$145,591	$145,591

Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Operations.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE H — INCOME TAX — Continued
The Company files a U.S. income tax return and tax returns in various states. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include China and Mexico. In the U.S., fiscal years 2006 through 2009 are open under the statue of limitations. The Company’s Chinese enterprise operated under a tax holiday, resulting in no uncertain tax positions for that entity for the 2005 and 2006 tax year. The Company’s Chinese enterprise operates under a 50% tax holiday for tax years 2007 through 2009, which tax years are open under the statue of limitations. In Mexico, tax years from 2005 through 2009 remain open.
NOTE I — 401(k) RETIREMENT SAVINGS PLAN
The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions up to $300 annually. The Company contributed $95,569 and $96,905 to the plans during the fiscal years ended April 30, 2009 and 2008, respectively. The Company paid total expenses of $9,400 and $8,830 for the fiscal years ended April 30, 2009 and 2008, respectively, relating to costs associated with the administration of the plans.
NOTE J — MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2009, two customers accounted for 27.5% and 18.2% of net sales of the Company, and 49.1% and 6.9% of accounts receivable at April 30, 2009. For the year ended April 30, 2008, two customers accounted for 23.0% and 20.6% of net sales of the Company, and 33.7% and 17.5% of accounts receivable at April 30, 2008.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE K — LEASES
The Company leases certain facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.
Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2009:

	Capital	Operating
Years ending April 30,	leases	leases

2010	$1,088,826	$1,503,348
2011	857,245	819,889
2012	514,047	101,994
2013	200,934	10,800
2014	27,856	10,800
Thereafter	—	18,000

	2,688,908	$2,464,831

Less amounts representing interest	246,152

	2,442,756

Less current portion	951,983

	$1,490,773

Rent expense incurred under operating leases was approximately $1,533,000 and $1,505,000 for the years ended April 30, 2009 and 2008, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE L — STOCK OPTIONS
The Company has stock option plans (“Option Plans”) under which certain employees and outside non-employee directors may acquire up to 1,603,500 shares of common stock. Options available for grant under the employee plans total 1,207,500, with the non-employee director plans allowing for a total of 396,000 options available for grant. At April 30, 2009, the Company has 53,464 shares available for future issuance to employees under the Option Plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.
The weighted-average grant date fair value of the options granted during fiscal years 2009 and 2008 was $5.40 and $11.56, respectively.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2009	2008

Expected dividend yield	0%	0%
Expected stock price volatility	.750	.750
Average risk-free interest rate	1.70%	3.91%
Weighted-average expected life of options	6.5 years	6.5 years
Option-valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The Company used the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate. The weighted-average expected life of options was calculated using the simplified method, due to limited history. The expected volatility and forfeitures of options is based on historical experience and expected future results.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE L — STOCK OPTIONS — Continued
The table below summarizes option activity through April 30, 2009:

			Number of
		Weighted-	options
		average	exercisable
	Number of	exercise	at end
	options	price	of year

Outstanding at April 30, 2007	531,307	$8.00	502,701

Options granted during 2008	2,500	11.56
Options exercised during 2008	(27,600)	9.17
Options forfeited during 2008	(4,400)	9.17
Options expired during 2008	(3,100)	12.25

Outstanding at April 30, 2008	498,707	7.92	477,847

Options granted during 2009	5,000	5.40

Outstanding at April 30, 2009	503,707	7.89	496,671

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock and the exercise price of the underlying options. During the fiscal years ended April 30, 2009 and 2008, the aggregate intrinsic value of options exercised was $0 and $67,620, respectively. The aggregate intrinsic value of in the money options outstanding was $0 as of April 30, 2009.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE L — STOCK OPTIONS — Continued
Information with respect to stock options outstanding and stock options exercisable at April 30, 2009, follows:

	Options outstanding
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
Range of exercise prices	April 30, 2009	contractual life	exercise price

$2.20 - 5.63	108,515	3.64 years	$2.64
9.17 - 11.56	395,192	6.82 years	9.34

	503,707		$7.89

	Options exercisable
	Number	Weighted-
	exercisable at	average
Range of exercise prices	April 30, 2009	exercise price

$2.20 - 5.63	104,765	$2.54
9.17 - 11.56	391,906	9.22

	496,671	$7.82

The Company granted 5,000 and 2,500 options to non-executive employees and recognized approximately $31,000 and $32,000 in stock compensation expense in fiscal years 2009 and 2008, respectively. The Company recognized a tax benefit of approximately $12,000 in fiscal years 2009 and 2008.
As of April 30, 2009, there was approximately $28,850 of unrecognized compensation cost related to the Company’s stock option plans. Compensation cost of $7,120 is being amortized over a three-year vesting period using a straight-line basis and compensation cost of $21,730 is being amortized over a four year vesting period using a straight-line basis.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE M — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly financial data for fiscal year 2009:

	First	Second	Third	Fourth
2009	quarter	quarter	quarter	quarter

Net sales	$38,478,118	$41,132,728	$26,970,927	$27,162,869

Income (loss) before income tax expense
	977,903	2,070,389	(160,585)	4,418

Net income (loss)	579,324	1,505,316	(265,458)	136,665

Earnings (loss) per share-Basic	$0.15	$0.39	$(0.07)	$0.04

Earnings (loss) per share-Diluted	$0.15	$0.39	$(0.07)	$0.04

Total shares-Basic	3,822,556	3,822,556	3,822,556	3,822,556

Total shares-Diluted	3,884,075	3,874,643	3,822,556	3,822,556

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE M — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — Continued
The following is a summary of unaudited quarterly financial data for fiscal year 2008:

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

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2009 and 2008
NOTE N — LITIGATION
As of April 30, 2009, the Company was not a party to any material legal proceedings.
From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.