Form 10-Q
period 2009-07-31
SIGMATRON INTERNATIONAL INC
filed 2009-09-10
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑.
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On September 10, 2009, there were 3,822,556 shares of the Registrant’s Common Stock outstanding.

SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	July 31,
	2009	April 30,
	(Unaudited)	2009

Current assets:
Cash	$3,783,563	$3,781,252
Accounts receivable, less allowance for doubtful accounts of $150,000 at July 31, 2009 and $167,788 at April 30, 2009	18,315,641	16,785,079
Inventories, net	34,182,153	36,230,555
Prepaid expenses and other assets	1,108,504	923,911
Deferred income taxes	1,562,756	1,560,425
Other receivables	384,742	341,310

Total current assets	59,337,359	59,622,532

Property, machinery and equipment, net	26,352,093	26,200,578

Other assets	567,600	699,379
Intangible assets, net of amortization of $2,234,447 at July 31, 2009 and $2,161,113 at April 30, 2009	535,553	608,887

Total assets	$86,792,605	$87,131,376

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$11,934,479	$10,531,553
Accrued expenses	1,602,022	1,602,913
Accrued wages	1,502,204	1,555,736
Income taxes payable	—	272,750
Notes payable — bank	1,000,000	1,000,000
Notes payable — buildings	140,250	140,250
Notes payable — other	147,577	—
Capital lease obligations	884,170	951,983

Total current liabilities	17,210,702	16,055,185

Notes payable — bank, less current portion	18,569,119	19,746,696
Notes payable — buildings, less current portion	2,486,125	2,521,188
Notes payable — other, less current portion	295,155	—
Capital lease obligations, less current portion	1,310,469	1,490,773
Deferred income taxes	1,915,649	1,915,649

Total long-term liabilities	24,576,517	25,674,306

Total liabilities	41,787,219	41,729,491

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at July 31, 2009 and April 30, 2009	38,226	38,226
Capital in excess of par value	19,636,556	19,630,580
Retained earnings	25,330,604	25,733,079

Total stockholders’ equity	45,005,386	45,401,885

Total liabilities and stockholders’ equity	$86,792,605	$87,131,376

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2009	2008
	Unaudited	Unaudited

Net sales	$26,330,054	$38,478,118
Cost of products sold	24,070,201	33,828,920

Gross profit	2,259,853	4,649,198

Selling and administrative expenses	2,576,841	3,192,503

Operating (loss) income	(316,988)	1,456,695

Other expense (income) — net	77,697	(42,819)
Interest expense	244,096	521,611

(Loss) income from operations before income tax expense	(638,781)	977,903

Income tax (benefit) expense	(236,306)	398,579

Net (loss) income	($402,475)	$579,324

(Loss) earnings per share — basic	($0.11)	$0.15

(Loss) earnings per share — diluted	($0.11)	$0.15

Weighted average shares of common stock outstanding Basic	3,822,556	3,822,556

Weighted average shares of common stock outstanding Diluted	3,822,556	3,884,075

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2009	2008
	Unaudited	Unaudited

Operating activities:
Net (loss) income	($402,475)	$579,324

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,004,259	1,026,296
Stock-based compensation	5,975	13,154
Provision for doubtful accounts	(17,788)	(26,106)
Provision for inventory obsolescence	(28,140)	8,459
Deferred income taxes	(2,331)	(150,721)
Amortization of intangible assets	73,334	105,120

Changes in operating assets and liabilities
Accounts receivable	(1,512,774)	4,125,540
Inventories	2,076,542	(1,160,281)
Prepaid expenses and other assets	(96,246)	(33,497)
Trade accounts payable	1,402,926	(2,236,687)
Accrued expenses and payroll	(54,422)	(1,125,748)
Income taxes payable	(272,750)	(46,325)

Net cash provided by operating activities	2,176,110	1,078,528

Investing activities:
Purchases of machinery and equipment	(713,042)	(273,865)

Net cash used in investing activities	(713,042)	(273,865)

Financing activities:
Payments under capital lease obligations	(248,117)	(470,601)
Payments under term loan	(250,000)	(250,000)
Net payments under lines of credit	(927,577)	(504,458)
Payments under building notes payable	(35,063)	(129,260)

Net cash used in financing activities	(1,460,757)	(1,354,319)

Change in cash	2,311	(549,656)
Cash at beginning of period	3,781,252	3,833,627

Cash at end of period	$3,783,563	$3,283,971

Supplementary disclosures of cash flow information
Cash paid for interest	$252,338	$584,311
Cash paid for income taxes, net of refunds	65,557	552,616

Non Cash Financing Activity:
The Company financed a licensing agreement through a note payable	$442,732	—
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
July 31, 2009
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex, S.A. de C.V., SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”), and its procurement branch SigmaTron Taiwan (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through September 10, 2009, which is the date the financial statements were issued. Operating results for the three month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
Note B — Inventories
The components of inventory consist of the following:

	July 31,	April 30,
	2009	2009

Finished products	$11,683,619	$11,644,129
Work-in-process	1,816,309	2,391,559
Raw materials	20,682,225	22,194,867

	$34,182,153	$36,230,555

Note C — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,	July 31,
	2009	2008

Net (loss) income	$(402,475)	$579,324

Weighted-average shares
Basic	3,822,556	3,822,556
Effect of dilutive stock options	—	61,519

Diluted	3,822,556	3,884,075

Basic (loss) earnings per share	$(0.11)	$0.15

Diluted (loss) earnings per share	$(0.11)	$0.15
Options to purchase 503,707 shares of common stock were outstanding at July 31, 2009 and 2008.
Note D — Critical Accounting Policies:
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
Impairment of Long-Lived Assets - The Company reviews long-lived assets including amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.
New Accounting Standards:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), (ASC 820-10-05-1), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on May 1, 2008. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no significant impact from adoption of SFAS 157 for financial assets and liabilities on the Company’s financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Accounting Standards Codification (“ASC”) (805-10-10-1) “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” The FASB has since codified FASB 141(R) as Accounting Standards Codification (“ASC”) 805-10-10-1. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring beginning May 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), (ASC 810-10-65-1). SFAS 160 establishes accounting reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. There was no significant impact from adoption of SFAS 160 on the Company’s consolidated results of operations and financial condition.

In May 2009, the FSAB issued SFAS 165, “Subsequent Events.” (“SFAS 165”), (ASC855.10.10.1). SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the first quarter of fiscal 2010, in accordance with the effective date.

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
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2009 and 2008.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. Due to the uncertainty associated with the worldwide economy in general and the United States economy specifically makes forecasting difficult. Generally speaking the markets of all of the Company’s customers remain volatile. The Company believes sales have bottomed out and are starting to slowly recover. Demand remains volatile and unpredictable.
Results of Operations:
Net Sales
Net sales decreased for the three month period ended July 31, 2009 to $26,330,054 from $38,478,118 for the three month period ended July 31, 2008. Sales volume decreased for the three month period ended July 31, 2009 as compared to the same period in the prior year in the appliance, telecommunications, fitness, consumer electronics, industrial and life sciences marketplaces. The decrease in revenue for the three month period ended July 31, 2009 is a result of our customers’ decreased demand for product based on their forecasts, which we believe is attributable to the global economic slowdown and the recent financial crisis.
Gross Profit
Gross profit decreased during the three month period ended July 31, 2009 to $2,259,853 or 8.6% of net sales, compared to $4,649,198 or 12.1% of net sales for the same period in the prior fiscal year. The decrease in gross margin in total dollars for the three month period ended July 31, 2009 compared to the prior period is due to decreased revenue levels and decreased plant capacity utilization.
The Company has reduced its worldwide headcount, through attrition and lay-offs. Further, the Company implemented salary reductions for all non-union U.S. employees beginning February 2009. The Company lowered its cost structure during fiscal year 2009 and will continue cost cutting initiatives based on customer’s demand for product. The continuing soft demand resulted in layoffs at the Hayward and Tijuana locations. During the first fiscal quarter of 2010 $133,000 in severance expense was recorded. There can be no assurance that sales levels and gross margins will not decrease in future quarters. Pricing pressures continue at all locations.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $2,576,841 or 9.8% of net sales for the three month period ended July 31, 2009 compared to $3,192,503 or 8.3% of net sales in the same period last year. The decrease in total dollars for the three month period ended July 31, 2009, is primarily due to a decrease in bonus expense, accounting, IT, and office salaries, and accounting fees and amortization expense, which was approximately $341,000. The decrease in total dollars was partially offset by an increase in legal fees and insurance expense compared to the same period in the prior fiscal year, which was approximately $50,000. The increase in selling and administrative expenses as a percent of net sales for the three month period ended July 31, 2009 compared to the prior period is due to the 32% decrease in net sales.
Interest Expense
Interest expense for bank debt and capital lease obligations for the three month period ended July 31, 2009 was $244,096 compared to $521,611 for the same period in the prior year. These changes were attributable to the Company’s decreased borrowings under its revolving credit facility, term loan and capital leases, and decreasing interest rates. Interest expense for future quarters in fiscal year 2010 may increase if interest rates or borrowings increase during fiscal year 2010.
Taxes
The income tax benefit from operations was $236,306 for the three month period ended July 31, 2009 compared to income tax expense $398,579 in the same period of the prior fiscal year.
Net Income/Loss
The Company recorded a net loss from operations of $402,475 for the three month period ended July 31, 2009 compared to a net income of $579,324 for the same period in the prior year. Basic and diluted loss per share for the first fiscal quarter of 2010 were $0.11, compared to basic and diluted earnings per share of $0.15 for the same period in the prior year.
Liquidity and Capital Resources:
Operating Activities.
Cash flow provided by operating activities was $2,176,110 for the three months ended July 31, 2009, compared to $1,078,528 for the same period in the prior year. During the first three months of fiscal year 2010, cash flow provided by operating activities was due to a decrease in inventory and the result of the non-cash effect of depreciation and amortization and an increase in accounts payable. Net cash provided by operations was partially offset by an increase in accounts receivable. The change in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business. The decrease in inventory was the result of our customers’ decreased demand for product based on their forecasts, which we believe is attributable to the global economic slowdown and financial crisis.
During the first quarter of fiscal year 2009, cash flow provided by operating activities was the result of net income, the non-cash effect of depreciation and amortization and a decrease in accounts receivable.

The decrease in accounts receivable was a result of cash receipts from a significant customer. Cash flow provided by operating activities was partially offset by a decrease in accrued expenses and wages. The accrued wages decreased as a result of bonuses paid in the first quarter of fiscal year 2009. The Company’s inventories increased by $1,160,281. The primary reason for the increase in inventories was the start up of new programs with new and existing customers.
Investing Activities.
During the first quarter of fiscal year 2010, the Company purchased approximately $700,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $1,000,000 during the balance of fiscal year 2010. During the first quarter of fiscal year 2009, the Company purchased approximately $274,000 in machinery and equipment in the ordinary course of business. The Company decided to postpone the planned expansion of the China facility announced in July 2008 in response to the current economic conditions.
Financing Transactions.
The Company has a revolving credit facility under which the Company may borrow up to the lesser of (i) $32 million or (ii) an amount equal to the sum of 85% of the receivable borrowing base and the lesser of $16 million or a percentage of the inventory borrowing base. In June 2008, the Company amended the revolving credit facility to extend the term of the agreement until September 30, 2010 from September 30, 2009 and to amend certain financial covenants. As of July 31, 2009, $17,819,119 was outstanding under the revolving credit facility. There was approximately $8.6 million of unused availability under the revolving credit facility as of July 31, 2009.
The Company was in compliance with the required financial covenants as of July 31, 2009. Historically, the Company has renegotiated its financial covenants for the current fiscal year during the first quarter of that fiscal year in connection with the Company’s annual budgeting process. The existing financial covenants remain in place until a new agreement has been reached. The Company is currently working with its lender to amend the financial covenants for its revolving credit facility, based upon the Company’s most recent projections for the 2010 fiscal year. At this time, it is possible that the Company would not be in compliance with an existing financial covenant for the quarter ended October 31, 2009. Therefore, if the Company is not successful in amending its financial covenants, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company was unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access lines of credit and its debt obligations could be accelerated. These events would likely have a material adverse effect on the Company’s future results of operations, financial position and liquidity.
The Company also has a term loan with an outstanding balance of $1,750,000 as of July 31, 2009 with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan.
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with LaSalle Bank N.A. (now Bank of America) in the amount of $3,600,000. The Company refinanced the property on April 30, 2008. The new note bears a fixed interest rate of 5.59% and is payable in sixty monthly installments. A final payment of approximately $2,115,438 is due on or before April 30, 2013. The outstanding balances were $2,626,375 and $2,766,625 at July 31, 2009 and July 31, 2008, respectively.

Cash used in financing activities was $1,460,757 for the first quarter ended July 31, 2009, compared to $1,354,319 for the same period in the prior fiscal year. Cash used in financing activities was primarily the result of net payments made to reduce the balance outstanding under the Company’s revolving credit facility by $927,577. Cash used in financing activities also was due to payments under the Company’s lease agreements, term loan, and building mortgage obligations.
The Company anticipates its current credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures, if any, in fiscal year 2010. There is no assurance that the Company can retain its current credit agreements. In the event the business grows rapidly, the current economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the first quarter of fiscal year 2010 resulted in a loss of approximately $36,000. During the first quarter of fiscal year 2010, the Company’s U.S. operations paid approximately $3,100,000 to its foreign subsidiaries for services provided.
Off-balance Sheet Transactions:
The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2009.

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
As of July 31, 2009, the Company was not a party to any material legal proceedings.
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
The information presented below includes any material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.
The Company’s business could be adversely affected by worldwide economic conditions.
The current negative worldwide economic conditions could adversely affect the Company’s business, and/or operating results by:
•	reduced sales,

•	increased operating costs,

•	customers inability to accurately forecast orders,

•	increased inventory carrying costs,

•	increased risk of uncollectible customer accounts receivable and unpaid customer inventory obligations, and limiting the Company’s access to affordable financing.
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
Inventory Carrying Costs:
The negative worldwide economic conditions and market instability make it increasingly difficult for the Company’s customers to accurately forecast future order trends. This condition could result in customers pushing back their product order acceptance schedules, which could result in increased inventory carrying costs. The increased carrying costs could have a negative impact on the Company’s financial results.
Uncollectible Accounts:
The Company could suffer significant losses if a customer is unable to pay its accounts receivable or if the customer is unable to pay for its inventory procured by the Company on its behalf. An increase in uncollectible accounts receivable or customers’ inability to pay the Company for inventory obligations would have a negative impact on the Company’s financial results.
Access to Credit:
If credit markets continue to tighten, the Company’s bank could be unwilling to continue to extend credit to the Company at the current level of the credit facility, if at all. The Company’s ability to finance its operations could be negatively affected in such an event. (See page 12, Financing Transaction).

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

SIGMATRON INTERNATIONAL, INC.
/s/ Gary R. Fairhead	September 10, 2009
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 10, 2009
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)