Form 10-Q
period 2009-10-31
SIGMATRON INTERNATIONAL INC
filed 2009-12-15
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes ☐ No ☑
On December 15, 2009, there were 3,822,556 shares of the Registrant’s Common Stock outstanding.

SigmaTron International, Inc.
SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	October 31,
	2009	April 30,
	(Unaudited)	2009

Current assets:
Cash	$4,315,314	$3,781,252
Accounts receivable, less allowance for doubtful accounts of $150,000 at October 31, 2009 and $167,788 at April 30, 2009	20,615,683	16,785,079
Inventories, net	31,192,825	36,230,555
Prepaid expenses and other assets	642,074	923,911
Deferred income taxes	1,565,086	1,560,425
Other receivables	60,588	341,310

Total current assets	58,391,570	59,622,532

Property, machinery and equipment, net	25,802,701	26,200,578

Other assets	621,435	699,379
Intangible assets, net of amortization of $2,291,741 at October 31, 2009 and $2,161,113 at April 30, 2009	478,259	608,887

Total assets	$85,293,965	$87,131,376

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$13,268,646	$10,531,553
Accrued expenses	1,584,439	1,602,913
Accrued wages	1,502,141	1,555,736
Income taxes payable	124,642	272,750
Notes payable — bank	16,397,291	1,000,000
Notes payable — buildings	2,591,313	140,250
Notes payable — other	160,994	—
Capital lease obligations	1,714,544	951,983

Total current liabilities	37,344,010	16,055,185

Notes payable — bank, less current portion	—	19,746,696
Notes payable — buildings, less current portion	—	2,521,188
Notes payable — other, less current portion	254,906	—
Capital lease obligations, less current portion	250,741	1,490,773
Deferred income taxes	1,915,649	1,915,649

Total long-term liabilities	2,421,296	25,674,306

Total liabilities	39,765,306	41,729,491

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at October 31, 2009 and April 30, 2009	38,226	38,226
Capital in excess of par value	19,642,531	19,630,580
Retained earnings	25,847,902	25,733,079

Total stockholders’ equity	45,528,659	45,401,885

Total liabilities and stockholders’ equity	$85,293,965	$87,131,376

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	October 31,	October 31,	Six Months Ended	Six Months Ended
	2009	2008	October 31,	October 31,
	Unaudited	Unaudited	2009	2008

Net sales	$30,564,267	$41,132,728	$56,894,321	$79,610,846
Cost of products sold	27,280,971	35,221,349	51,351,172	69,050,269

Gross profit	3,283,296	5,911,379	5,543,149	10,560,577

Selling and administrative expenses	2,368,409	3,469,956	4,945,250	6,662,459

Operating income	914,887	2,441,423	597,899	3,898,118

Other (income) expense — net	(97,441)	(114,830)	(19,744)	(157,649)
Interest expense	191,307	485,864	435,403	1,007,475

Income from operations before income tax expense	821,021	2,070,389	182,240	3,048,292

Income tax expense	303,723	565,073	67,417	963,652

Net income	$517,298	$1,505,316	$114,823	$2,084,640

Earnings per share — basic	$0.14	$0.39	$0.03	$0.55

Earnings per share — diluted	$0.13	$0.39	$0.02	$0.54

Weighted average shares of common stock outstanding Basic	3,822,556	3,822,556	3,822,556	3,822,556

Weighted average shares of common stock outstanding Diluted	3,851,395	3,874,643	3,839,096	3,879,530

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2009	2008
	Unaudited	Unaudited

Operating activities:
Net income	$114,823	$2,084,640

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,010,717	2,047,808
Stock-based compensation	11,951	19,129
Provision for doubtful accounts	(17,788)	(23,239)
Provision for inventory obsolescence	(62,440)	142,000
Deferred income taxes	(4,661)	(153,052)
Amortization of intangible assets	130,628	186,474
Gain from sale of machinery and equipment	(7,980)	(8,803)

Changes in operating assets and liabilities
Accounts receivable	(3,812,816)	2,876,068
Inventories	5,100,170	(1,583,258)
Prepaid expenses and other assets	640,503	127,271
Trade accounts payable	2,737,093	(4,191,467)
Accrued expenses and payroll	(72,068)	(312,023)
Income taxes payable	(148,108)	(555,380)

Net cash provided by operating activities	6,620,024	656,168

Investing activities:
Purchases of machinery and equipment	(1,170,606)	(596,900)
Proceeds from sale of machinery and equipment	8,477	18,052

Net cash used in investing activities	(1,162,129)	(578,848)

Financing activities:
Payments under capital lease obligations	(477,471)	(959,701)
Payments under term loan	(500,000)	(500,000)
Payments under other notes payable	(26,832)	—
Net (payments) proceeds under lines of credit	(3,849,405)	1,012,407
Payments under building notes payable	(70,125)	(256,809)

Net cash used in financing activities	(4,923,833)	(704,103)

Change in cash	534,062	(626,783)
Cash at beginning of period	3,781,252	3,833,627

Cash at end of period	$4,315,314	$3,206,844

Supplementary disclosures of cash flow information
Cash paid for interest	$440,410	$1,032,602
Cash paid for income taxes, net of (refunds)	69,057	1,634,816
Purchase of machinery and equipment financed under capital leases	—	358,627

Non Cash Financing Activity:
The Company financed a licensing agreement through a note payable	$442,732	—
The accompanying notes to financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(Unaudited)
October 31, 2009
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex, S.A. de C.V., SigmaTron International Trading Co. and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”) and its procurement branch SigmaTron Taiwan (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through December 15, 2009, which is the date the financial statements were issued. Operating results for the three and six month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
Note B — Inventories
The components of inventory consist of the following:

	October 31,	April 30,
	2009	2009

Finished products	$8,533,339	$11,644,129
Work-in-process	1,776,689	2,391,559
Raw materials	20,882,797	22,194,867

	$31,192,825	$36,230,555

Note C — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008
Net income	$517,298	$1,505,316	$114,823	$2,084,640

Weighted-average shares
Basic	3,822,556	3,822,556	3,822,556	3,822,556
Effect of dilutive stock options	28,839	52,087	16,540	56,974

Diluted	3,851,395	3,874,643	3,839,096	3,879,530

Basic earnings per share	$0.14	$0.39	$0.03	$0.55

Diluted earnings per share	$0.13	$0.39	$0.02	$0.54
Options to purchase 503,707 shares of common stock were outstanding at October 31, 2009 and 2008.
Note D — Financing Transactions:
The Company has a revolving credit facility with Bank of America under which the Company may borrow up to the lesser of: (i) $32 million; or (ii) an amount equal to the sum of 85% of the eligible receivable borrowing base and the lesser of $16 million or 50% of the eligible inventory borrowing base. The revolving credit facility expires on September 30, 2010.
The Company was in compliance with the required financial covenants as of July 31, 2009. Historically, the Company has renegotiated its financial covenants for the current fiscal year during the first quarter of that fiscal year. The existing financial covenants remain in place until a new agreement has been reached. However as of October 31, 2009 a new agreement had not been reached. Effective October 31, 2009 the Company was in violation of a financial covenant. The financial covenant violation affected the revolving credit facility, term loan, mortgage and leases. Also, the term of the agreement has not been negotiated with Bank of America beyond September 30, 2010, which resulted in all of the outstanding debt being reclassified as short term debt. Bank of America has provided a Forbearance on the violation until January 8, 2010 to allow the Company to transition to Wells Fargo/HSBC Trade Bank.
In October 2009 the Company decided to conduct a strategic review of its financing arrangements to determine the best long-term alternatives. As part of the review process, the Company contacted five potential new banks and asked them to review the Company’s financial position and to submit proposals on possible financing alternatives. The Company received viable proposals from four of the five as well as a proposal from Bank of America. Based on an evaluation of all the proposals, the Company has decided to reduce the overall size of its revolving credit facility to $25 million and to pursue the proposal from Wells Fargo/HSBC Trade Bank. The reduction in the line will reduce the Company’s overall credit facility cost as there is currently no need for the excess capacity due to a reduction in business activity. The Company is in the process of negotiating documents and undergoing the field audit with Wells Fargo/HSBC Trade Bank. The senior secured revolving credit facility would have a term of two years and a borrowing limit of $25 million. On December 10, 2009 the Company received a Commitment Letter from Well Fargo/HSBC Trade Bank. The Company anticipates it will finalize the transaction by December 31, 2009. The Company has discussed its decision with Bank of America and they have provided a forbearance on the financial covenant violation until January 8, 2010 to allow the Company to transition to Wells Fargo/HSBC Trade Bank. The Company will continue to operate under the same terms with Bank of America during the transition period. Bank of America has expressed its interest in continuing its relationship with the Company and if for any reason the Company is unable to complete the transaction with Wells Fargo/HSBC Trade Bank it will revisit the relationship with a view to continuing it under revised terms. The Company believes that going forward it will have financing from either Bank of America or another bank.
The Company has a term loan with Bank of America with an outstanding balance at October 31, 2009 of $1,500,000, with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. The Company anticipates it will repay this debt using proceeds from the senior secured revolving credit facility from Wells Fargo/HSBC Trade Bank.
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with Bank of America in the amount of $3,600,000. The note bears a fixed interest rate of 5.59% per year and is payable in sixty monthly installments. A final payment of approximately $2,115,000 is due on or before April 30, 2013. The outstanding balances were $2,591,313 and $2,731,562 at October 31, 2009 and October 31, 2008, respectively. The Company anticipates it will initially repay this debt using the proceeds from the senior secured revolving credit facility from Wells Fargo/HSBC Trade Bank and the Company plans to enter into a mortgage agreement with Wells Fargo/HSBC Trade Bank in the third quarter of fiscal 2010 to re-finance the property.
The Company has various capital leases with Bank of America in the amount of $1,417,093 at October 31, 2009. The Company anticipates it will enter into a loan with Wells Fargo/HSBC Trade Bank by December 31, 2009 to repay this debt.
As of October 31, 2009, $14,897,291 was outstanding under the revolving credit facility with Bank of America. There was approximately $8.7 million of unused availability under the revolving credit facility as of October 31, 2009. At October 31, 2009 the long term portion of debt related to the Bank of America revolving credit facility, mortgage and leases in the amount of $15,397,291, $2,451,063 and $857,798, respectively, were reclassified to short term debt.
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
Revenue Recognition — Revenues from sales of the Company’s electronic manufacturing services business are recognized when the product is shipped to the customer. In general, it is the Company’s policy to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order except for consignment inventory. Consignment inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for inventory, the consignment inventory is shipped to the customer if the inventory was stored off-site or transferred from the segregated part of the customer’s facility for consumption, or use, by the customer. The Company recognizes revenue upon such transfer. The Company from time to time may ship an order from its facilities which is also the same point that title passes under the terms of the purchase order and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. The Company does not earn a fee for storing the consignment inventory. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives, although the Company has negotiated longer warranty terms in certain instances. The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.
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
Impairment of Long-Lived Assets — The Company reviews long-lived assets including amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.
New Accounting Standards:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC or the Codification”) 820-10 (Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date of ASC 820-10 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no significant impact from adoption of ASC 820-10 for non-financial assets and liabilities on the Company’s financial statements.
In December 2007, the FASB issued ASC 805-10 Business Combinations (formerly SFAS 141R, “Business Combinations”). This Statement retains the fundamental requirements in ASC 805-10 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement ASC 805-10 for any future business combinations.

In December 2007, the FASB issued ASC 810-10 Consolidation (formerly SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”), which establishes accounting reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. There was no significant impact from adoption of ASC 810-10 on the Company’s consolidated results of operations and financial condition.
In May 2009, the FASB issued ASC 855-10 Subsequent Events (formerly SFAS 165, “Subsequent Events”),which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855-10 in the first quarter of fiscal 2010, in accordance with the effective date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co. and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and its procurement branch SigmaTron Taiwan (collectively the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the current turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the six months ended October 31, 2009 and 2008.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States’ economy specifically, makes forecasting difficult. Generally speaking, the markets of all of the Company’s customers are expected to remain volatile. The Company believes sales have bottomed out and are starting to recover. Demand remains volatile and unpredictable.

Results of Operations:
Net Sales
Net sales decreased for the three month period ended October 31, 2009 to $30,564,267 from $41,132,728 for the three month period ended October 31, 2008. Net sales decreased for the six months ended October 31, 2009 to $56,894,321 from $79,610,846 for the same period in the prior fiscal year. Sales volume decreased for the three and six month periods ended October 31, 2009 as compared to the same period in the prior year in the fitness, consumer electronics, appliance, telecommunications, semiconductor equipment and life sciences marketplaces. The decrease in sales for these marketplaces was partially offset by an increase in sales in the gaming marketplace. The decrease in revenue for the three and six month periods ended October 31, 2009 is a result of our customers’ decreased demand for product based on their forecasts, which we believe is attributable to the global economic slowdown.
Gross Profit
Gross profit decreased during the three month period ended October 31, 2009 to $3,283,296 or 10.7% of net sales, compared to $5,911,379 or 14.4% of net sales for the same period in the prior fiscal year. Gross profit decreased for the six month period ended October 31, 2009 to $5,543,149 or 9.7% of net sales, compared to $10,560,577 or 13.3% of net sales for the same period in the prior fiscal year. The decrease in gross margin in total dollars and as a percent of sales for the three and six month periods ended October 31, 2009 compared to the prior periods is due to decreased revenue levels and decreased plant capacity utilization.
The Company has reduced its worldwide headcount, through attrition and lay-offs. Further, the Company implemented salary reductions for all non-union U.S. employees beginning February 2009. The Company lowered its cost structure during fiscal year 2009 based on customers’ demands for product. The soft demand resulted in layoffs at the Hayward, California and Tijuana, Mexico locations and work week hour reductions at its Hayward, California, Acuna, Mexico and Elk Grove Village, Illinois facilities. In the second half of the quarter ended October 31, 2009 the Company experienced an increase in demand for product and resumed operating near-full work weeks at its Hayward, California, Acuna, Mexico and Elk Grove Village, Illinois operations. There can be no assurance that sales levels and gross margins will not decrease in future quarters. Pricing pressures continue at all locations.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $2,368,409 or 7.8% of net sales for the three month period ended October 31, 2009 compared to $3,469,956 or 8.4% of net sales in the same period last year. Selling and administration expenses decreased to $4,945,250 or 8.7% of net sales for the six month period ended October 31, 2009 compared to $6,662,459 or 8.4% of net sales in the same period in the prior fiscal year. The decrease in total dollars for the three and six month periods ended October 31, 2009, was approximately $824,000 and $1,200,000, respectively, and is primarily due to a decrease in bonus expense, accounting, IT, and office salaries, accounting fees and amortization expense. The decrease in total dollars for the six months ended October 31, 2009 was partially offset by an increase in legal fees and insurance expense of $20,000 compared to the same period in the prior fiscal year.
Interest Expense
Interest expense for bank debt and capital lease obligations for the three month period ended October 31, 2009 was $191,307 compared to $485,864 for the same period in the prior year. Interest expense for the six month period ended October 31, 2009 was $435,403 compared to $1,007,475 for the same period in the prior year. These changes were attributable to the Company’s decreased borrowings under its revolving credit facility, term loan and capital leases, and lower interest rates. Interest expense for future quarters in fiscal year 2010 may increase if interest rates or borrowings increase during fiscal year 2010.
Taxes
The income tax expense from operations was $303,723 for the three month period ended October 31, 2009 compared to $565,073 for the same period in the prior fiscal year. Income tax expense from operations was $67,417 for the six month period ended October 31, 2009 compared to $963,652 for the same period in the prior fiscal period. The effective tax rate for the six month period ended October 31, 2009 was 37% compared to 31.6% for the same period in the prior fiscal year.
Net Income
Net income from operations decreased to $517,298 for the three month period ended October 31, 2009 compared to $1,505,316 for the same period in the prior year. Net income from operations decreased to $114,823 for the six months ended October 31, 2009 compared to $2,084,640 in the same period last year. Basic and diluted earnings per share for the second fiscal quarter of 2010 were $0.14 and $0.13, respectively, compared to basic and diluted earnings per share of $0.39 for the same period in the prior year. Basic and diluted earnings per share for the six months ended October 31, 2009 were $0.03 and $0.02, respectively, compared to basic and diluted earnings per share of $0.55 and $0.54, respectively, for the same period in the prior year.
Liquidity and Capital Resources:
Operating Activities.
Cash flow provided by operating activities was $6,620,024 for the six months ended October 31, 2009, compared to $656,168 for the same period in the prior year. During the first six months of fiscal year 2010, cash flow provided by operating activities was a result of net income, the non-cash effect of depreciation and amortization, a decrease in inventory and an increase in accounts payable. Net cash provided by operations was partially offset by an increase in accounts receivable. The change in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business. The decrease in inventory was the result of our customers’ decreased demand for product based on their forecasts, which we believe is attributable to the global economic slowdown.
Cash flow provided by operating activities was $656,168 for the six months ended October 31, 2008. During the first six months of fiscal year 2009, cash flow provided by operating activities was a result of net income, the non-cash effect of depreciation and amortization and a decrease in accounts receivables. The decrease in accounts receivables was a result of the timing of cash receipts from a significant customer. Cash flow provided by operating activities was partially offset by a decrease in accounts payable and an increase in inventories. The decrease in accounts payable is due to timing of payments to vendors in the ordinary course of business. The Company’s inventories increased by $1,583,258. The primary reasons for the increase in inventories was the startup of new programs with new and existing customers and customers delaying deliveries of existing orders.
Investing Activities.
During the first six months of fiscal year 2010, the Company purchased approximately $1,200,000 in machinery and equipment to be used in the ordinary course of business. Approximately $440,000 of the purchases is a financed licensing agreement for software through a note payable. The Company expects to make additional machinery and equipment purchases of approximately $1,000,000 during the balance of fiscal year 2010. During the first six months of fiscal year 2009, the Company purchased approximately $956,000 in machinery and equipment in the ordinary course of business. Approximately $360,000 of the equipment purchases in the first six months of fiscal year 2009 was financed with a lease agreement.
Financing Transactions.
The Company has a revolving credit facility with Bank of America under which the Company may borrow up to the lesser of: (i) $32 million; or (ii) an amount equal to the sum of 85% of the eligible receivable borrowing base and the lesser of $16 million or 50% of the eligible inventory borrowing base. The revolving credit facility expires on September 30, 2010.
The Company was in compliance with the required financial covenants as of July 31, 2009. Historically, the Company has renegotiated its financial covenants for the current fiscal year during the first quarter of that fiscal year. The existing financial covenants remain in place until a new agreement has been reached. However as of October 31, 2009 a new agreement had not been reached. Effective October 31, 2009 the Company was in violation of a financial covenant. The financial covenant violation affected the revolving credit facility, term loan, mortgage and leases. Also, the term of the agreement has not been negotiated with Bank of America beyond September 30, 2010, which resulted in all of the outstanding debt being reclassified as short term debt. Bank of American has provided a Forbearance on the violation until January 8, 2010 to allow the Company to transition to Wells Fargo/HSBC Trade Bank.
In October 2009 the Company decided to conduct a strategic review of its financing arrangements to determine the best long-term alternatives. As part of the review process, the Company contacted five potential new banks and asked them to review the Company’s financial position and to submit proposals on possible financing alternatives. The Company received viable proposals from four of the five as well as a proposal from Bank of America. Based on an evaluation of all the proposals, the Company has decided to reduce the overall size of its revolving credit facility to $25 million and to pursue the proposal from Wells Fargo/HSBC Trade Bank. The reduction in the line will reduce the Company’s overall credit facility cost as there is currently no need for the excess capacity due to a reduction in business activity. The Company is in the process of negotiating documents and undergoing the field audit with Wells Fargo/HSBC Trade Bank. The senior secured revolving credit facility would have a term of two years and a borrowing limit of $25 million. On December 10, 2009 the Company received a Commitment Letter from Well Fargo/HSBC Trade Bank. The Company anticipates it will finalize the transaction by December 31, 2009. The Company has discussed its decision with Bank of America and they have provided a forbearance on the financial covenant violation until January 8, 2010 to allow the Company to transition to Wells Fargo/HSBC Trade Bank. The Company will continue to operate under the same terms with Bank of America during the transition period. Bank of America has expressed its interest in continuing its relationship with the Company and if for any reason the Company is unable to complete the transaction with Wells Fargo/HSBC Trade Bank it will revisit the relationship with a view to continuing it under revised terms. The Company believes that going forward it will have financing from either Bank of America or another bank.
The Company has a term loan with Bank of America with an outstanding balance at October 31, 2009 of $1,500,000, with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. The Company anticipates it will repay this debt using proceeds from the senior secured revolving credit facility from Wells Fargo/HSBC Trade Bank.

On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a note and mortgage with Bank of America in the amount of $3,600,000. The note bears a fixed interest rate of 5.59% per year and is payable in sixty monthly installments. A final payment of approximately $2,115,000 is due on or before April 30, 2013. The outstanding balances were $2,591,313 and $2,731,562 at October 31, 2009 and October 31, 2008, respectively. The Company anticipates it will initially repay this debt using the proceeds from the senior secured revolving credit facility from Wells Fargo/HSBC Trade Bank and the Company plans to enter into a mortgage agreement with Wells Fargo/HSBC Trade Bank in the third quarter of fiscal 2010 to re-finance the property.
The Company has various capital leases with Bank of America in the amount of $1,417,093 at October 31, 2009. The Company anticipates it will enter into a loan with Wells Fargo/HSBC Trade Bank by December 31, 2009 to repay this debt.
As of October 31, 2009, $14,897,291 was outstanding under the revolving credit facility with Bank of America. There was approximately $8.7 million of unused availability under the revolving credit facility as of October 31, 2009. At October 31, 2009 the long term portion of debt related to the Bank of America revolving credit facility, mortgage and leases in the amount of $15,397,291, $2,451,063 and $857,798, respectively, were reclassified to short term debt.
Cash used in financing activities was $4,923,833 for the second quarter ended October 31, 2009, compared to $704,103 for the same period in the prior fiscal year. Cash used in financing activities was primarily the result of net payments made to reduce the balance outstanding under the Company’s revolving credit facility by $3,849,405. Cash used in financing activities of $1,074,428 was used for payments under the Company’s lease agreements, term loan, and building mortgage obligations.
The Company anticipates its new credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures, if any, for the balance of fiscal year 2010. There is no assurance that the Company will be able to retain its credit agreements in the future. In the event the business grows rapidly, the current economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the six months ended October 31, 2009, resulted in a loss of approximately $146,000. During the first six months of fiscal year 2010, the Company’s U.S. operations paid approximately $6,100,000 to its foreign subsidiaries for services provided.
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
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.
There has been no change in our internal control over financial reporting during the quarter ended October 31, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
As of October 31, 2009, the Company was not a party to any material legal proceedings.
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

The Company’s business could be adversely affected by worldwide economic conditions.
The current negative worldwide economic conditions could adversely affect the Company’s business and/or operating results by:
•	reduced sales,

•	increased operating costs,

•	customers’ inability to accurately forecast orders,

•	increased inventory carrying costs,

•	increased risk of uncollectible customer accounts receivable and unpaid customer inventory obligations,

•	limiting the Company’s access to affordable financing.
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
Access to Credit:
If credit markets continue to tighten, the Company’s bank could be unwilling to continue to extend credit to the Company at the current level of the credit facility, if at all. The Company’s ability to finance its operations could be negatively affected in such an event. (See page 14, Financing Transaction).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
On September 18, 2009, the Company held its 2009 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of (i) electing one Class I Director to hold office until the 2012 Annual Meeting of Stockholders and (ii) ratifying the selection of BDO Seidman, LLP as registered public accountants of the Company. Each holder of common stock was entitled to one vote for each share held on the record date.
The following individual was elected as a Class I Director to hold office until the 2012 Annual Meeting of Stockholders: Thomas W. Rieck. The number of shares cast for, against and abstained with respect to the nominee were as follows:

Nominee	For	Against	Abstain

Thomas W. Rieck	2,741,504	24,148	0
There were no broker non-votes with respect to the election of directors. The following persons are directors of the Company whose current term extends beyond the 2009 Annual Meeting of Stockholders: John P. Chen, Gary R. Fairhead, Dilip S. Vyas and Carl A. Zemenick. There was no solicitation in opposition to management’s nominees for directors.
The stockholders voted to approve the ratification of the selection of BDO Seidman, LLP as registered public accountants for the Company for the fiscal year ending April 30, 2010. A total of 2,743,062 shares were cast for such ratification, 9,986 shares were opposed and 12,604 shares abstained.
Franklin D. Sove did not stand for re-election when his term as a Class I Director expired at the 2009 Annual Meeting of Stockholders. Mr. Sove’s decision not to stand for re-election was based solely upon his decision to retire and was not the result of a disagreement with management regarding the Company’s operations, policies, practices or otherwise. The Board of Directors decided to reduce the number of directors from six members to five members, divided into three classes with staggered three-year terms, and therefore, did not fill the vacancy left by the departure of Mr. Sove.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a)	Exhibits:

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1	Forbearance Agreement, dated December 11, 2009, by and between SigmaTron International, Inc. and Bank of America.

SIGNATURES:
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 15, 2009

Gary R. Fairhead President and CEO (Principal Executive Officer)	Date

/s/ Linda K. Frauendorfer	December 15, 2009

Linda K. Frauendorfer Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date