Form 10-Q
period 2010-01-31
SIGMATRON INTERNATIONAL INC
filed 2010-03-10
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑.
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On March 10, 2010, there were 3,822,556 shares of the Registrant’s Common Stock outstanding.

SigmaTron International, Inc.
SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	January 31,
	2010	April 30,
	(Unaudited)	2009
Current assets:
Cash	$5,493,883	$3,781,252
Accounts receivable, less allowance for doubtful accounts of $150,000 at January 31, 2010 and $167,788 at April 30, 2009	20,168,740	16,785,079
Inventories, net	32,288,473	36,230,555
Prepaid expenses and other assets	1,112,203	923,911
Deferred income taxes	1,479,843	1,560,425
Income taxes receivable	752,902	—
Other receivables	265,200	341,310

Total current assets	61,561,244	59,622,532

Property, machinery and equipment, net	25,298,583	26,200,578

Other assets	618,613	699,379
Intangible assets, net of amortization of $2,349,035 at January 31, 2010 and $2,161,113 at April 30, 2009	420,965	608,887

Total assets	$87,899,405	$87,131,376

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$16,472,647	$10,531,553
Accrued expenses	1,448,878	1,602,913
Accrued wages	1,488,104	1,555,736
Income taxes payable	—	272,750
Notes payable — bank	—	1,000,000
Notes payable — buildings	99,996	140,250
Notes payable — other	160,994	—
Capital lease obligations	897,608	951,983

Total current liabilities	20,568,227	16,055,185

Notes payable — bank, less current portion	15,045,478	19,746,696
Notes payable — buildings, less current portion	2,400,004	2,521,188
Notes payable — other, less current portion	228,074	—
Capital lease obligations, less current portion	792,349	1,490,773
Deferred income taxes	2,918,732	1,915,649

Total long-term liabilities	21,384,637	25,674,306

Total liabilities	41,952,864	41,729,491

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at January 31, 2010 and April 30, 2009	38,226	38,226
Capital in excess of par value	19,644,945	19,630,580
Retained earnings	26,263,370	25,733,079

Total stockholders’ equity	45,946,541	45,401,885

Total liabilities and stockholders’ equity	$87,899,405	$87,131,376

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	January 31,	January 31,	Nine Months Ended	Nine Months Ended
	2010	2009	January 31,	January 31,
	Unaudited	Unaudited	2010	2009
Net sales	$30,599,499	$26,970,927	$87,493,820	$106,581,773
Cost of products sold	27,219,708	24,218,696	78,570,880	93,268,965

Gross profit	3,379,791	2,752,231	8,922,940	13,312,808

Selling and administrative expenses	2,503,571	2,666,375	7,448,821	9,328,834

Operating income	876,220	85,856	1,474,119	3,983,974

Other (income) expense — net	(2,450)	(184,728)	(22,194)	(342,377)
Interest expense	214,310	431,169	649,713	1,438,644

Income (loss) from operations before income tax expense	664,360	(160,585)	846,600	2,887,707

Income tax expense	248,892	104,873	316,309	1,068,525

Net income (loss)	$415,468	($265,458)	$530,291	$1,819,182

Earnings (loss) per share — basic	$0.11	($0.07)	$0.14	$0.48

Earnings (loss) per share — diluted	$0.11	($0.07)	$0.13	$0.47

Weighted average shares of common stock outstanding
Basic	3,822,556	3,822,556	3,822,556	3,822,556

Weighted average shares of common stock outstanding
Diluted	3,873,531	3,822,556	3,853,902	3,869,394

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2010	2009
	Unaudited	Unaudited
Operating activities:
Net income	$530,291	$1,819,182

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,004,229	3,050,571
Stock-based compensation	14,365	25,104
Provision for doubtful accounts	—	(45,212)
Provision for inventory obsolescence	—	75,841
Deferred income taxes	1,083,665	(155,382)
Amortization of intangible assets	193,340	267,828
Gain from sale of machinery and equipment	(7,980)	(8,803)

Changes in operating assets and liabilities
Accounts receivable	(3,383,661)	8,175,549
Inventories	3,942,082	1,224,230
Prepaid expenses and other assets	211,248	(58,979)
Income Taxes receivable	(1,273,734)	—
Trade accounts payable	5,941,094	(9,251,309)
Accrued expenses and payroll	(221,666)	(1,287,034)
Income taxes payable	—	(555,380)

Net cash provided by operating activities	10,033,273	3,276,206

Investing activities:
Purchases of machinery and equipment	(1,669,449)	(757,495)
Proceeds from sale of machinery and equipment	17,927	18,052

Net cash used in investing activities	(1,651,522)	(739,443)

Financing activities:
Proceeds under capital lease obligations	1,287,407	—
Payments under capital lease obligations	(2,040,206)	(1,334,819)
Payments under term loan	(2,000,000)	(750,000)
Payments under other notes payable	(53,665)	—
Net (payments) proceeds under lines of credit	(3,701,218)	355,629
Proceeds under building notes payable	2,500,000	(291,872)
Payments under building notes payable	(2,661,438)	—

Net cash used in financing activities	(6,669,120)	(2,021,062)

Change in cash	1,712,631	515,701
Cash at beginning of period	3,781,252	3,833,627

Cash at end of period	$5,493,883	$4,349,328

Supplementary disclosures of cash flow information
Cash paid for interest	$635,205	$1,513,502
Cash paid for income taxes, net of (refunds)	69,557	1,576,460
Purchase of machinery and equipment financed under capital leases	—	358,627

Non Cash Financing Activity:
The Company financed a licensing agreement through a note payable	$442,732	—

The accompanying notes to financial statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
January 31, 2010
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
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through March 10, 2010, which is the date the financial statements were issued. Operating results for the three and nine month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
Note B — Inventories
The components of inventory consist of the following:

	January 31,	April 30,
	2010	2009
Finished products	$8,497,097	$11,644,129
Work-in-process	1,836,303	2,391,559
Raw materials	21,955,073	22,194,867

	$32,288,473	$36,230,555

Note C — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
Net income (loss)	$415,468	$(265,458)	$530,291	$1,819,182

Weighted-average shares
Basic	3,822,556	3,822,556	3,822,556	3,822,556
Effect of dilutive stock options	50,975	—	31,346	46,838

Diluted	3,873,531	3,822,556	3,853,902	3,869,394

Basic earnings (loss) per share	$0.11	$(0.07)	$0.14	$0.48

Diluted earnings (loss) per share	$0.11	$(0.07)	$0.13	$0.47
Options to purchase 502,037 and 503,707 shares of common stock were outstanding at January 31, 2010 and 2009, respectively.
Note D — Financing Transactions:
Prior to January 2010, the Company had a revolving credit facility with Bank of America under which the Company could borrow up to the lesser of: (i) $32 million; or (ii) an amount equal to the sum of 85% of the eligible receivable borrowing base and the lesser of $16 million or 50% of the eligible inventory borrowing base. The revolving credit facility was due to expire on September 30, 2010. In October 2009 the Company conducted a strategic review of its financing arrangements to determine the best long-term alternatives. Based on that evaluation the Company decided to reduce the overall size of its credit facility to $25 million. Effective October 31, 2009, the Company was in violation of a financial covenant under its agreements with Bank of America. In December 2009, Bank of America provided a Forbearance on the covenant violation until January 8, 2010 to allow the Company to transition to a new bank. On January 8, 2010, the Company entered into a $25 million senior secured credit facility with Wells Fargo HSBC Trade Bank, National Association (“Wells Fargo”). The term of the Credit Agreement (a copy of which was filed with as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 14, 2010 (the “January 8-K”), which is incorporated herein by reference) extends for two years, through January 8, 2012, and allows the Company to choose the interest rates at which it may borrow funds, which options are based upon the terms of the Revolving Line of Credit Note issued by the Company on January 8, 2010 (a copy of which was filed as Exhibit 10.2 to the January 8-K and which is incorporated herein by reference). The senior secured credit facility requires the Company to be in compliance with several financial covenants. As of January 31, 2010 there was $15,045,478 outstanding under the senior secured credit facility and approximately $9.5 million of unused availability. The Company was in compliance with its financial covenants at January 31, 2010.
Prior to January 2010, the Company also had a term loan with Bank of America with an outstanding balance at January 8, 2010 of $1,500,000, with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. On January 8, 2010 the Company repaid this debt using proceeds from the senior secured credit facility from Wells Fargo.

On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a mortgage with Bank of America in the amount of $3.6 million. On January 8, 2010 the Company entered into a mortgage agreement in the amount of $2.5 million with Wells Fargo to refinance the property. The Promissory Note (a copy of which was filed as Exhibit 10.3 to the January 8-K and which is incorporated herein by reference) bears interest at a fixed rate of $6.42% per year and is payable in sixty monthly installments. A final payment of approximately $2 million is due on or before January 8, 2015. The Company repaid the prior Bank of America mortgage, the outstanding obligations under which equaled $2,565,413 as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility.
Prior to January 2010, the Company had capital leases outstanding in the amount of $1,287,407 with Bank of America. On January 8, 2010 the Company repaid the Bank of America capital leases using proceeds from the senior credit facility. On January 19, 2010 the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to finance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%.
Cash used in financing activities was $6,669,120 for the third quarter ended January 31, 2010, compared to $2,021,062 for the same period in the prior fiscal year. Cash used in financing activities was primarily the result of net payments made to reduce the balance outstanding under the Company’s banking agreements by approximately $5,700,000.
Note E — Critical Accounting Policies:
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
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations, and the Company may be required to operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. Recently the Company has experienced an increase in lead times for various types of components, due to increased demand. The Company does not enter into purchase agreements with major or single-source suppliers. The Company believes that ad-hoc negotiations with its suppliers provides flexibility, given that the Company’s orders are based on the needs of its customers, which constantly change.
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the nine months ended January 31, 2010 and 2009.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States’ economy specifically, makes forecasting difficult. Generally speaking, the markets of all of the Company’s customers are expected to remain volatile. Customer demand remains volatile and unpredictable, but is expected to be stronger in the second half of calendar 2010 than the same period of calendar 2009.
Results of Operations:
Net Sales
Net sales increased for the three month period ended January 31, 2010 to $30,599,499 from $26,970,927 for the three month period ended January 31, 2009. Net sales decreased for the nine months ended January 31, 2010 to $87,493,820 from $106,581,773 for the same period in the prior fiscal year. Sales volume increased for the three month period ended January 31, 2010 as compared to the same period in the prior year in the fitness, appliance, telecommunications, semiconductor equipment and life sciences marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the industrial electronics and gaming marketplaces. Sales volume decreased for the nine month period ended January 31, 2010 as compared to the same period in the prior year in the fitness, industrial electronics, appliance, telecommunications, semiconductor equipment and life sciences marketplaces. The decrease in sales for these marketplaces was partially offset by an increase in sales in the gaming marketplace. The overall decrease in revenue for the nine month period ended January 31, 2010 is a result of our customers’ decreased demand for product based on their forecasts, which we believe is attributable to the global economic slowdown.

Gross Profit
Gross profit increased during the three month period ended January 31, 2010 to $3,379,791 or 11.1% of net sales, compared to $2,752,231 or 10.2% of net sales for the same period in the prior fiscal year. Gross profit decreased for the nine month period ended January 31, 2010 to $8,922,940 or 10.2% of net sales, compared to $13,312,808 or 12.5% of net sales for the same period in the prior fiscal year. The increase in gross margin in total dollars and as a percent of sales for the three month period ended January 31, 2010 compared to the prior period is due to the mix of product shipped to various customers and continuing efforts to control costs. The decrease in gross margin in total dollars and as a percent of sales for the nine month period ended January 31, 2010 compared to the prior period is due to decreased revenue levels and decreased plant capacity utilization.
The Company has reduced its worldwide headcount through attrition and lay-offs. Further, the Company implemented salary reductions for all non-union U.S. employees beginning February 2009. The Company lowered its cost structure during fiscal year 2009 based on customers’ demands for product. The soft demand resulted in layoffs at the Hayward, California, Elk Grove Village, Illinois and Tijuana, Mexico locations and work week hour reductions at its Hayward, California and Acuna, Mexico facilities. In the quarter ended October 31, 2009 the Company experienced an increase in demand for product and resumed operating near-full work weeks at its Hayward, California and Acuna, Mexico operations. There can be no assurance that sales levels and gross margins will not decrease in future quarters. Pricing pressures continue at all locations.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $2,503,571 or 8.2% of net sales for the three month period ended January 31, 2010 compared to $2,666,375 or 9.9% of net sales in the same period in the prior fiscal year. Selling and administration expenses decreased to $7,448,821 or 8.5% of net sales for the nine month period ended January 31, 2010 compared to $9,328,834 or 8.8% of net sales in the same period in the prior fiscal year. The decrease in total dollars for the three and nine month periods ended January 31, 2010, was approximately $163,000 and $1,880,000, respectively, and is primarily due to a decrease in bonus expense, accounting, IT, and office salaries, legal fees and amortization expense. The decrease in total dollars for the three and nine month periods ended January 31, 2010 was partially offset by bank fee expense of $90,000 due to the change in banks in the third quarter of fiscal 2010.
Interest Expense
Interest expense for bank debt and capital lease obligations for the three month period ended January 31, 2010 was $214,310 compared to $431,169 for the same period in the prior year. Interest expense for the nine month period ended January 31, 2010 was $649,713 compared to $1,438,644 for the same period in the prior year. These changes were attributable to the Company’s decreased borrowings under its banking agreements, capital leases, and lower interest rates. Interest expense for future quarters may increase if interest rates or borrowings increase.
Taxes
The income tax expense from operations was $248,892 for the three month period ended January 31, 2010 compared to $104,873 for the same period in the prior fiscal year. Income tax expense from operations was $316,309 for the nine month period ended January 31, 2010 compared to $1,068,525 for the same period in the prior fiscal period. The effective tax rate was 37% for the nine months ended January 31, 2010 and 2009, respectively.

Net Income
Net income from operations increased to $415,468 for the three month period ended January 31, 2010 compared to a net loss from operations of $265,458 for the same period in the prior year. Net income from operations decreased to $530,291 for the nine months ended January 31, 2010 compared to $1,819,182 in the same period last year. Basic and diluted earnings per share for the third fiscal quarter of 2010 were $0.11, compared to basic and diluted loss per share of $0.07 for the same period in the prior year. Basic and diluted earnings per share for the nine months ended January 31, 2010 were $0.14 and $0.13, respectively, compared to basic and diluted earnings per share of $0.48 and $0.47, respectively, for the same period in the prior year.
Liquidity and Capital Resources:
Operating Activities.
Cash flow provided by operating activities was $10,033,273 for the nine months ended January 31, 2010, compared to $3,276,206 for the same period in the prior year. During the first nine months of fiscal year 2010, cash flow provided by operating activities was a result of net income adjusted for the non-cash effect of depreciation and amortization, a decrease in inventory, an increase in accounts payable, and net income. Net cash provided by operations was partially offset by an increase in accounts receivable. The change in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business. The decrease in inventory was the result of our customers’ decreased demand for product based on their forecasts, which we believe is attributable to the global economic slowdown.
Cash flow provided by operating activities was $3,276,206 for the nine months ended January 31, 2009. During the first nine months of fiscal year 2009, cash flow provided by operating activities was due to net income, a decrease in accounts receivable and inventory and the non-cash effect of depreciation and amortization. Net cash provided by operations was partially offset by a $9,251,309 decrease in accounts payable. The decrease in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business.
Investing Activities.
During the first nine months of fiscal year 2010, the Company purchased approximately $2,000,000 in machinery and equipment to be used in the ordinary course of business. Approximately $440,000 of the purchases is a financed licensing agreement for software through a note payable. The Company expects to make additional machinery and equipment purchases of approximately $1,000,000 during the balance of fiscal year 2010. During the first nine months of fiscal year 2009, the Company purchased approximately $1,120,000 in machinery and equipment in the ordinary course of business, including approximately $360,000 of equipment financed with a lease agreement.
Financing Transactions.
Prior to January 2010, the Company had a revolving credit facility with Bank of America under which the Company could borrow up to the lesser of: (i) $32 million; or (ii) an amount equal to the sum of 85% of the eligible receivable borrowing base and the lesser of $16 million or 50% of the eligible inventory borrowing base. The revolving credit facility was due to expire on September 30, 2010. In October 2009 the Company conducted a strategic review of its financing arrangements to determine the best long-term alternatives. Based on that evaluation the Company decided to reduce the overall size of its credit facility to $25 million. Effective October 31, 2009, the Company was in violation of a financial covenant under its agreements with Bank of America. In December 2009,

Bank of America provided a Forbearance on the covenant violation until January 8, 2010 to allow the Company to transition to a new bank. On January 8, 2010, the Company entered into a $25 million senior secured credit facility with Wells Fargo HSBC Trade Bank, National Association (“Wells Fargo”). The term of the Credit Agreement (a copy of which was filed with as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 14, 2010 (the “January 8-K”), which is incorporated herein by reference) extends for two years, through January 8, 2012, and allows the Company to choose the interest rates at which it may borrow funds, which options are based upon the terms of the Revolving Line of Credit Note issued by the Company on January 8, 2010 (a copy of which was filed as Exhibit 10.2 to the January 8-K and which is incorporated herein by reference). The senior secured credit facility requires the Company to be in compliance with several financial covenants. As of January 31, 2010 there was $15,045,478 outstanding under the senior secured credit facility and approximately $9.5 million of unused availability. The Company was in compliance with its financial covenants at January 31, 2010.
Prior to January 2010, the Company also had a term loan with Bank of America with an outstanding balance at January 8, 2010 of $1,500,000, with quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. On January 8, 2010 the Company repaid this debt using proceeds from the senior secured credit facility from Wells Fargo.
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a mortgage with Bank of America in the amount of $3.6 million. On January 8, 2010 the Company entered into a mortgage agreement in the amount of $2.5 million with Wells Fargo to refinance the property. The Promissory Note (a copy of which was filed as Exhibit 10.3 to the January 8-K and which is incorporated herein by reference) bears interest at a fixed rate of $6.42% per year and is payable in sixty monthly installments. A final payment of approximately $2 million is due on or before January 8, 2015. The Company repaid the prior Bank of America mortgage, the outstanding obligations under which equaled $2,565,413 as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility.
Prior to January 2010, the Company had capital leases outstanding in the amount of $1,287,407 with Bank of America. On January 8, 2010 the Company repaid the Bank of America capital leases using proceeds from the senior credit facility. On January 19, 2010 the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to finance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%.
Cash used in financing activities was $6,669,120 for the third quarter ended January 31, 2010, compared to $2,021,062 for the same period in the prior fiscal year. Cash used in financing activities was primarily the result of net payments made to reduce the balance outstanding under the Company’s banking agreements by approximately $5,700,000.
The Company anticipates its new credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the balance of fiscal year 2010. There is no assurance that the Company will be able to retain or renew its credit agreements in the future. In the event the business grows rapidly, the current economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms in the future.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the nine months ended January 31, 2010, resulted in an expense of approximately $192,000. During the first nine months of fiscal year 2010, the Company’s U.S. operations paid approximately $9,950,000 to its foreign subsidiaries for services provided.
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
Item 4. Controls and Procedures.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2010.
There has been no change in our internal control over financial reporting during the quarter ended January 31, 2010, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of January 31, 2010, the Company was not a party to any material legal proceedings.
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
The current challenging worldwide economic conditions could adversely affect the Company’s business and/or operating results by:
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
Inventory Carrying Costs:
The challenging worldwide economic conditions and market instability make it increasingly difficult for the Company’s customers to accurately forecast future order trends. This condition could result in customers pushing back their product order acceptance schedules, which could result in increased inventory carrying costs. The increased carrying costs could have a negative impact on the Company’s financial results.

Uncollectible Accounts:
The Company could suffer significant losses if a customer is unable to pay its accounts receivable or if the customer is unable to pay for its inventory procured by the Company on its behalf. An increase in uncollectible accounts receivable or customers’ inability to pay the Company for inventory obligations would have a negative impact on the Company’s financial results.
Access to Credit:
If credit markets continue to tighten, the Company’s bank could be unwilling to continue to extend credit to the Company at the current level of the credit facility, if at all. The Company’s ability to finance its operations could be negatively affected in such an event. (See the Financing Transaction portion of Item 2, above).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

(a) Exhibits:

10.17	Credit Agreement between SigmaTron International, Inc. and Wells Fargo HSBC Trade Bank, National Association, dated January 8, 2010, filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2010, and incorporated herein by reference.

10.18	Revolving Line of Credit Note issued by SigmaTron International, Inc. to Wells Fargo HSBC Trade Bank, National Association, dated January 8, 2010, filed as Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2010, and incorporated herein by reference.

10.19	Promissory Note issued by SigmaTron International, Inc. to Wells Fargo HSBC Trade Bank, National Association, dated January 8, 2010, filed as Exhibit 10.3 to the Company’s Form 8-K filed on January 14, 2010, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	SigmaTron International, Inc. press release dated January 11, 2010, filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 14, 2010, and incorporated herein by reference.

SIGNATURES:
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 10, 2010
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 10, 2010
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)