Form 10-K
period 2010-04-30
SIGMATRON INTERNATIONAL INC
filed 2010-07-16
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended April 30, 2010.
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to                     .
Commission file number 0-23248
SIGMATRON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3918470

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2201 Landmeier Rd., Elk Grove Village, IL	60007

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 847-956-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $0.01 par value per share	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes  ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,213,130 based on the closing sale price of $3.30 per share as reported by Nasdaq Capital Market as of such date.
The number of outstanding shares of the registrant’s Common Stock, as of July 13, 2010, was 3,822,556.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2010 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

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
     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Hayward, California; Acuna and Tijuana, Mexico; and Suzhou-Wujiang, China. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Hayward, California; and Taipei, Taiwan. The Company also has warehouses in Del Rio, Texas.
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
     Supply Chain Management. The Company is primarily a turnkey manufacturer and directly sources all, or a substantial portion, of the components necessary for its product assemblies, rather than receiving the raw materials from its customers on consignment. Turnkey services involve a greater investment in resources and an increased inventory risk compared to consignment services. Supply chain management includes the purchasing, management, storage and delivery of raw components required for the manufacture or assembly of a customer’s product based upon the customer’s orders. The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness, or as directed by its customers. Raw materials used in the assembly and manufacture of printed circuit boards and electronic assemblies are generally available from several suppliers, unless restricted by the customer. The Company does not enter into long-term purchase agreements with the majority of its major or single-source suppliers. The Company believes short-term purchase orders with its suppliers provide the flexibility needed to source inventory based on the needs of its customers.
     The Company believes that its ability to source and procure competitively priced, quality components is critical to its ability to effectively compete. In addition to obtaining materials in North America, the Company uses its international procurement office (“IPO”) in Taiwan and agents to source materials from the Far East. The Company believes its IPO allows it to more effectively manage its relationships with key suppliers in the Far East by permitting it to respond more quickly to changes in market dynamics, including fluctuations in price, availability and quality.
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
     Manufacturing and Related Services. The Company offers restriction of hazardous substances (“RoHS”) assembly services in compliance with the European Union environmental mandate at each of its manufacturing locations. The Company also provides quick turnaround, turnkey prototype services at all of its locations. In Elk Grove Village, the Company offers touch screen / LCD assembly services in a clean room environment. In Acuna, Mexico, the Company offers parylene coating services. In Tijuana, Mexico, the Company offers diagnostic, repair and rework services for power supplies. In all locations, the Company offers box-build services, which integrate its printed circuit board and other manufacturing and assembly technologies into higher level sub-assemblies and end products. All manufacturing locations have ISO 9001:2008 certifications. The Hayward operation has medical ISO 13485:2003 and aerospace AS9100 certifications.
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
Markets and Customers
     The Company’s customers are in the appliance, gaming, industrial electronics, fitness, life sciences, semiconductor, telecommunications, consumer electronics and automotive industries. As of April 30, 2010, the Company had approximately 105 active customers ranging from Fortune 500 companies to small, privately held enterprises.
     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

		Percent of Net Sales
		Fiscal	Fiscal
	Typical	2009	2010
Markets	OEM Application	%	%
Appliances	Household appliance controls	40.9	47.5
Industrial Electronics	Motor controls, power supplies	27.1	23.2
Fitness	Treadmills, exercise bikes, cross trainers	18.2	13.9
Telecommunications	Routers	6.5	7.9
Gaming	Slot machines, lighting displays	2.4	3.2
Life Sciences	Clinical diagnostic systems and instruments	1.7	1.8
Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.2	2.3
Consumer Electronics	Battery backup sump pumps, electric bikes	1.0	0.2

Total		100%	100%

     For the fiscal year ended April 30, 2010, Spitfire Controls, Inc. and Life Fitness, Inc. accounted for 33.4% and 13.9%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2009, Spitfire Controls, Inc. and Life Fitness, Inc. accounted for 27.5% and 18.2%, respectively, of the Company’s net sales.

Although the Company does not have long term contracts with these two customers, the Company expects that these customers will continue to account for a significant percentage of the Company’s net sales, although the individual percentages may vary from period to period.
Sales and Marketing
     The Company markets its services through 12 independent manufacturers’ representative organizations that together currently employ approximately 35 sales personnel in the United States and Canada. Independent manufacturers’ representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 5 direct sales employees.
     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2010 and 2009.
     In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings; such fluctuations may continue.
Mexico and China Operations
     The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 928 employees at April 30, 2010. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 108 employees at April 30, 2010. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.
     The Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronics Co., Ltd., is located in Wujiang, China. Wujiang is located approximately 15 miles south of Suzhou, China and 60 miles west of Shanghai, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. SigmaTron China operates at this site as the Company’s wholly-owned foreign enterprise. At April 30, 2010, this operation had 239 employees.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2010 resulted in an expense of approximately $276,000. In fiscal year 2010, the Company’s U.S. operations paid approximately $13,100,000 to its foreign subsidiaries for services provided.
     The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A. and AbleMex S.A. de C.V., SigmaTron International Trading Co., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch is the U.S. dollar. Intercompany transactions are eliminated in the consolidated financial statements.
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
Consolidation
     As a result of consolidation and other transactions involving competitors and other companies in the Company’s markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements, financing arrangements or other types of transactions. In the future, the Company may choose to enter into other transactions at any time depending on available sources of financing, and such transactions could have a material impact on the Company’s business, financial condition or operations.
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
Backlog
     The Company’s backlog as of April 30, 2010, was approximately $99,100,000. Beginning November 2009, backlog includes forecasted orders. Our customer’s forecasted orders vary in the length of time they are projected. In some cases forecasted orders extend twelve months and in some circumstances they extend for a limited number of months. The Company currently expects to ship substantially all of the April 30, 2010 backlog by the end of the 2011 fiscal year. Backlog as of April 30, 2009, totaled approximately $36,200,000, which did not include forecasted orders. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.
Employees
     The Company employed approximately 1,700 people as of April 30, 2010, including 133 engaged in engineering or engineering related services, 1,311 in manufacturing and 256 in administrative and marketing functions. The Company has reduced its total headcount by 220 employees which is 11% of its total work force in the past 16 months.

     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2012. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on January 31, 2011. The Company’s subsidiary located in Tijuana Mexico, has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date.
     Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.
Executive Officers of the Registrants

Name	Age	Position
Gary R. Fairhead	58	President and Chief Executive Officer. Gary R. Fairhead has been the President of the Company since January 1990. Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	49	Chief Financial Officer, Vice President Finance, Treasurer and Secretary since February 1994.

Gregory A. Fairhead	54	Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President – Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	49	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	61	Vice President, Acuna Operations since 2007. Vice President – China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	55	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operation from 2001 until 2005.

Hom-Ming Chang	50	Vice President, China Operation since 2007. Vice President – Hayward Materials / Test / IT from 2005 – 2007. Vice President of Fremont Operation from 2001 to 2005.

ITEM 1A.	RISK FACTORS
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
     There is no assurance that the Company will be able to retain or renew its credit agreements in the future. In the event the business grows rapidly, the current unstable economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.
The financial crisis and global economic slowdown could negatively impact the Company’s business, results of operations and financial condition.
     The Company’s sales and gross margins depend significantly on market demand for its customers’ products. The uncertainty in the U.S. and global economy could result in a decline in demand for our customers’ products in any industry and could result in decreasing sales levels and gross margins which could negatively impact the Company’s business, results of operations and financial conditions.
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
     The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. Some of these factors include:
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
     Sales to the Company’s five largest customers accounted for 68% and 63% of net sales for the fiscal years ended April 30, 2010 and 2009, respectively. The Company’s two largest customers accounted for 33.4% and 13.9% of net sales for the fiscal year ended April 30, 2010 compared to 27.5% and 18.2% of net sales for the fiscal year ended April 30, 2009. Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.
     The Company has a significant amount of trade accounts receivable from some of its customers due to customer concentration. If any of the Company’s customers have financial difficulties, the Company could encounter delays or defaults in payment amounts owed. This could have a significant adverse impact on the Company’s results of operations.

Most of the Company’s customers do not commit to long-term production schedules, which makes it difficult to schedule production and achieve maximum efficiency at its manufacturing facilities and to manage inventory levels.
     The volume and timing of sales to the Company’s customers may vary due to:
•	customers’ attempts to manage their inventory

•	variation in demand for the Company’s customers’ products

•	design changes, or

•	acquisitions of or consolidations among customers
     Many of the Company’s customers do not commit to firm production schedules. The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers. Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in our customers’ demand, adversely affecting the Company’s results of operations and resulting in higher inventory levels.
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
     The Company has an operation in China. Therefore, the Company’s business and results of operations are dependent upon numerous related factors, including the stability of the Chinese economy, the political climate in China and China’s relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in China, and the ability to identify, hire, train and retain qualified personnel and operating management in China.
     The Company obtains many of its materials and components through its IPO in Taipei, Taiwan and, therefore, the Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.

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
     The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company’s results of operations and performance. The impact of currency fluctuation for the year ended April 30, 2010 resulted in an expense of approximately $276,000. These fluctuations are expected to continue. The Company did not utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.
The availability of raw components may affect the Company’s operations.
     The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers or increases in component cost could have a material impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. In fiscal year 2010, the Company experienced an increase in lead times for various types of components, due to increased demand. Increased demand for components and rising commodity prices have resulted in upward pricing pressure from the Company’s supply chain. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the needs of its customers, which constantly change.
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
     The Company currently has labor union contracts with its employees constituting approximately 50% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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
An adverse change in the interest rates for our borrowings could adversely affect our results of operations.
     The Company pays interest on outstanding borrowings under its senior secured credit facility and certain other long term debt obligations at interest rates that fluctuate. An adverse change in the Company’s interest rates could have a material adverse effect on its results of operations.
Inadequate internal control over financing reporting.
     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. If the Company identifies and reports a material weakness in its internal controls over financial reporting, shareholders and the Company’s lenders could lose confidence in the reliability of the Company’s financial statements. This could have a material adverse impact on the value of the Company’s stock and the Company’s liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     At April 30, 2010, the Company had manufacturing facilities located in Elk Grove Village, Illinois, Hayward, California, Acuna, and Tijuana, Mexico and Suzhou-Wujiang, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois; Acuna, Mexico; Hayward, California; and Taipei, Taiwan offices.

     Certain information about the Company’s manufacturing, warehouse and purchasing facilities is set forth below:

	Square		Owned/
Location	Feet	Services Offered	Leased
Suzhou-Wujiang, China	147,500	High volume assembly, and testing of PTH and SMT, box-build, BGA	*

Hayward, CA	103,000	Assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Leased

Elk Grove Village, IL	118,000	Corporate headquarters, assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Owned

Acuna, Mexico	115,000	High volume assembly, and testing of PTH and SMT, box-build	Owned **

Del Rio, TX	44,000	Warehousing, portion of which is bonded	Leased

Tijuana, Mexico	67,700	High volume assembly, and testing of PTH and SMT, box-build	Leased

Taipei, Taiwan	4,685	Materials procurement, alternative sourcing assistance and quality control	Leased

*	The Company’s Suzhou-Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**	A portion of the facility is leased.
     The Hayward, California and Tijuana, Mexico properties and a portion of the Del Rio, Texas properties are occupied pursuant to leases of the premises. The lease agreements for the Del Rio, Texas, expire April 2011 and December 2015. The lease agreement for the California property expires September 2010. The Tijuana, Mexico leases expire June 2011. The Company’s manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Mexico, which is leased. The Company has an option to buy the leased facility in Acuna, Mexico. The property in Elk Grove Village, Illinois is financed under a separate mortgage loan agreement, the final payment on which is January 2015. The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.	LEGAL PROCEEDINGS
     As of April 30, 2010, the Company was not a party to any material legal proceedings.
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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2010, and 2009.
Common Stock as Reported
by NASDAQ

Period	High	Low
Fiscal 2010:
Fourth Quarter	$7.44	$5.44
Third Quarter	6.85	3.15
Second Quarter	3.79	2.05
First Quarter	2.44	1.41

Fiscal 2009:
Fourth Quarter	$2.60	$1.27
Third Quarter	3.48	1.58
Second Quarter	7.15	2.82
First Quarter	7.29	5.00
     As of July 13, 2010, there were approximately 61 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,246 beneficial owners of the Company’s common stock.
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
Equity Compensation Plan Information
     For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report, under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” and that information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (The “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to historical financial information, this discussion of the analysis of financial condition and results of operations of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and its procurement branch SigmaTron Taiwan (collectively the “Company”) contains forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the current turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic systems, labor and political conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.
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
     The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers or increases in component cost could have a material impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. In fiscal year 2010, the Company has experienced an increase in lead times for various types of components, due to increased demand. The Company does not enter into long-term purchase agreements with the majority of its major or single-sourced suppliers. The Company believes short-term purchase orders with its suppliers provides flexibility needed to source inventory based on the needs of its customers.

     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the year ended April 30, 2010.
     In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general and the United States economy specifically makes forecasting difficult. Short-term customer demands remain volatile. The Company experienced an increase in demand in the third and fourth quarters of fiscal year 2010 and it expects continued momentum heading into the first quarter of fiscal year 2011.
Critical Accounting Policies:
     Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.
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

     Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.
New Accounting Standards:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” or the “Codification”) 820-10 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date of ASC 820-10 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no significant impact from adoption of ASC 820-10 for non-financial assets and liabilities on the Company’s financial statements.
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
Results of Operations:
FISCAL YEAR ENDED APRIL 30, 2010 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2009
     Net sales decreased 8.4% to $122,476,340 in fiscal year 2010 from $133,744,642 in the prior year. The Company’s sales decreased in fiscal year 2010 in the consumer and industrial electronics, fitness, life sciences, and semiconductor marketplaces as compared to the prior year. The decrease in sales for these marketplaces was partially offset by an increase in sales in the appliance, telecommunications and gaming marketplaces. The decrease in revenue for the fiscal year 2010 is a result of our customers’ decreased demand for product in the first and second quarters of fiscal year 2010 based on their forecast, which the Company believes is attributable to the global economic slowdown. The Company experienced an increase in demand in the third and fourth quarters of fiscal year 2010.
     The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition. Sales to the Company’s five largest customers accounted for 68% and 63% of net sales for fiscal years 2010 and 2009, respectively.
     Gross profit decreased to $13,757,237 or 11.2% of net sales in fiscal year 2010 compared to $15,974,903 or 11.9% of net sales in the prior year. The decrease in the Company’s gross profit is due to decreased revenue levels, decreased plant capacity utilization and increasing commodity prices. The increasing commodity prices and demand for raw components has resulted in upward pricing pressure from the Company’s supply chain. There can be no assurance that sales levels and gross margins will not decrease in future quarters. Customer pricing pressures continue at all locations.

     Selling and administrative expenses decreased in fiscal year 2010 to $10,826,880 or 8.8% of net sales compared to $11,591,440 or 8.7% of net sales in fiscal year 2009. The decrease in total dollars for fiscal year 2010 is primarily due to a decrease in salaries, travel, amortization and other selling and administrative expenses totaling approximately $1,300,000. This decrease in total dollars was partially offset by an increase of $535,000 in depreciation expense, banks fees and bonus expense. The increase in selling and administrative expense as a percentage of net sales is due to the decreased sales volume in fiscal year 2010 compared to fiscal year 2009.
     During fiscal 2010, the Company filed an insurance claim due to damage incurred at one of its buildings. The claim was settled in April 2010 and the Company recorded a gain from this involuntary conversion of $1,233,830 which is included in other income on the consolidated statement of income for the year ended April 30, 2010. The insurance proceeds not representing the reimbursement of expenses are classified as an investing cash flow in the statement of cash flows for the year ended April 30, 2010. The Company does not anticipate any additional proceeds, gains or losses to be recorded related to this settlement.
     Interest expense decreased to $821,263 in fiscal year 2010 compared to $1,710,817 in fiscal year 2009. The interest expense decreased due to decreased borrowings under its banking agreements, capital leases and lower interest rates. Interest expense for fiscal year 2011 may increase if interest rates or borrowings increase during fiscal year 2011.
     In fiscal year 2010, income tax expense was $1,120,786 compared to $936,278 in income tax expense in fiscal year 2009. The effective tax rate for the year ended April 30, 2010 and 2009 was 33.3% and 32.0%, respectively.
     The Company reported net income of $2,244,543 in fiscal year 2010 compared to a net income of $1,955,847 for fiscal year 2009. Basic and diluted earnings per share were $0.59 and $0.58 respectively for fiscal year 2010 compared to basic and diluted earnings per share of $0.51 for the year ended April 30, 2009.
Liquidity and Capital Resources:
Operating Activities.
     Cash flow provided by operating activities was $8,061,036 for the year ended April 30, 2010, compared to $10,136,480 for the prior fiscal year. Cash flow provided by operating activities in fiscal year 2010 was primarily the result of net income adjusted for the non-cash effect of depreciation and amortization and an increase in trade accounts payable. Trade accounts payable increased due to increased purchases of raw material. Net cash provided by operations in fiscal year 2010 was partially offset by an increase in accounts receivable of $8,144,893 due to increased sales volume in the fourth quarter of fiscal 2010 and timing of cash receipts from a significant customer. The Company’s inventories increased by $1,358,301 due to increased demand for product in the fourth quarter of fiscal year 2010.
     Cash flow provided by operating activities was $10,136,480 for the year ended April 30, 2009. Cash flow provided by operating activities in fiscal year 2009 was primarily the result of a $9,944,685 decrease in accounts receivable, a reduction in inventory levels, the results of the non-cash effect of depreciation and amortization and net income. Net cash provided by operations in fiscal year 2009 was partially offset by a $9,898,407 reduction in accounts payable. The decrease in accounts payable and accounts receivable was due to payments in the ordinary course of business, coupled with the Company’s reduced sales in fiscal year 2009. The decrease in inventory was the result of our customers’ decreased demand for product based on their forecasts, which we believe was attributable to the global economic slowdown and financial crisis. The Company’s working capital requirements decreased primarily as a result of the decrease in sales volume during fiscal 2009.

Investing Activities.
     During fiscal 2010, the Company filed an insurance claim due to damage incurred at one of its buildings. The claim was settled in April 2010 and the Company recorded a gain from this involuntary conversion of $1,233,830 which is included in other income on the consolidated statement of income for the year ended April 30, 2010. These insurance proceeds are classified as an investing cash flow in the statement of cash flows for the year ended April 30, 2010. The Company does not anticipate any additional proceeds, gains or losses to be recorded related to this settlement.
     In fiscal year 2010, the Company purchased approximately $3,000,000 in machinery and equipment for various operating facilities. Approximately $440,000 of the purchases is a financed licensing agreement for software through a note payable. The Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2011 of approximately $4.5 million.
     In fiscal year 2009, the Company purchased approximately $1,180,000 in machinery and equipment. The Company executed a five year capital lease to finance approximately $360,000 for certain purchases made during fiscal year 2009.
Financing Activities.
     Cash used in financing activities was $6,444,673 for the year ended April 30, 2010, compared to $9,386,202 in fiscal year 2009. Cash used in financing activities was primarily the result of net payments made to reduce the balance outstanding under the Company’s banking agreements and lease agreements.
Debt:
     Through January 2010, the Company had a revolving credit facility with Bank of America under which the Company could borrow up to the lesser of: (i) $32 million; or (ii) an amount equal to the sum of 85% of the eligible receivable borrowing base and the lesser of $16 million or 50% of the eligible inventory borrowing base. The revolving credit facility was due to expire on September 30, 2010. The outstanding balance on this revolving credit line was $18,746,696 at April 30, 2009. In October 2009, the Company conducted a strategic review of its financing arrangements to determine the best long-term alternatives. Based on that evaluation, the Company decided to reduce the overall size of its credit facility to $25 million. Effective October 31, 2009, the Company was in violation of a financial covenant under its agreements with Bank of America. In December 2009, Bank of America provided a forbearance on the covenant violation until January 8, 2010 to allow the Company to transition to a new bank. On January 8, 2010, the Company entered into a $25 million senior secured credit facility with Wells Fargo International Banking and Trade Solutions (IBTS) (“Wells Fargo”). The term of the credit facility extends for two years, through January 8, 2012, and allows the Company to choose the interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at April 30, 2010) or LIBOR plus two and three quarter percent (3.1% at April 30, 2010). At no time can LIBOR be less than .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at April 30, 2010. As of April 30, 2010, there was $15,125,058 outstanding under the credit facility and approximately $9,800,000 of unused availability.
     Through January 7, 2010, the Company also had a term loan with Bank of America with an outstanding balance at January 7, 2010 and April 30, 2009 of $1,500,000 and $2,000,000, respectively. The term loan required quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. On January 8, 2010, the Company repaid this debt using proceeds from the mortgage loan credit facility from Wells Fargo.
     On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a mortgage with Bank of America in the amount of $3,600,000, which had an April 30, 2009 balance of $2,661,438. On January 8, 2010, the Company entered into a mortgage agreement in the amount of $2,500,000 with Wells Fargo to refinance the property. The note bears interest at a fixed rate of 6.42% per year and is payable in sixty monthly installments. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The Company repaid the prior Bank of America mortgage, the outstanding obligations under which equaled $2,565,413 as of January 8, 2010, using proceeds from the Wells Fargo mortgage and credit facility.
     Through January 7, 2010, the Company had capital leases with Bank of America with an outstanding balance at January 7, 2010 and April 30, 2009 of $1,287,407 and $1,669,616, respectively. On January 8, 2010, the Company repaid the Bank of America capital leases using proceeds from the credit facility with Wells Fargo. On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to finance $1,287,407 of equipment and paid down the Wells Fargo credit facility by the same amount. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. At April 30, 2010, the balance outstanding of Wells Fargo leases was $1,076,574. The Company has other capital leases in the amount of $366,780 and $773,140 at April 30, 2010 and 2009, respectively.
     The Company anticipates that its new credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the balance of fiscal year 2011. There is no assurance that the Company will be able to retain or renew its credit agreements in the future. In the event the business grows rapidly, the current economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current unstable or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2010 resulted in an expense of approximately $276,000. In fiscal year 2010, the Company’s U.S. operations paid approximately $13,100,000 to its foreign subsidiaries for services provided.
     The impact of inflation for the past three fiscal years has been minimal.
Off-balance Sheet Transactions:
     The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
     As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The response to this item is included in Item 15(a) of this Report.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
     Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-(d)-15(e)) as of April 30, 2010. Disclosure controls are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2010. This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     There has been no change in our internal control over financial reporting during the quarter ended April 30, 2010, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2010.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

Index to Exhibits
(a) 2
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994.

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000.

10.1	Form of 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.2	Form of Incentive Stock Option Agreement for the Company’s 1993 Stock Option Plan , incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.3	Form of Non-Statutory Stock Option Agreement for the Company’s 1993 stock Option Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.4	2000 Outside Directors’ Stock Option Plan, incorporated herein by reference to Appendix 1 to the Company’s 2000 Proxy Statement filed on August 21, 2000.*

10.5	2004 Directors’ Stock Option Plan, incorporated herein by reference to Appendix C to the Company’s 2004 Proxy Statement filed on August 16, 2004.*

10.6	2004 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.7	Change in Control Plan dated May 30, 2002, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended April 30, 2005.*

10.8	Credit Agreement between SigmaTron International, Inc. and Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2010.

10.9	Revolving Line of Credit Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010 incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2010.

10.10	Promissory Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 14, 2010.

21.0	Subsidiaries of the Registrant, incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended April 30, 2007, filed on July 24, 2007.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2010).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

99.1	Forbearance Agreement, dated December 11, 2009, by and between SigmaTron International, Inc. and Bank of America, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on December 15, 2009.

*	Indicates management contract or compensatory plan.

**	Filed herewith

(c)	Exhibits
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
Principal Executive Officer and Director Dated: July 16, 2010

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

Signature	Title	Date

/s/ John P. Chen	Chairman of the Board of Directors	July 16, 2010
John P. Chen

/s/ Gary R. Fairhead	President and Chief Executive Officer,	July 16, 2010
Gary R. Fairhead	(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 16, 2010
Linda K. Frauendorfer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas W. Rieck	Director	July 16, 2010
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 16, 2010
Dilip S. Vyas

/s/ Carl A. Zemenick	Director	July 16, 2010
Carl A. Zemenick

Financial statement schedules are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SigmaTron International, Inc.
Elk Grove, Illinois
We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP
Chicago, Illinois
July 16, 2010

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 30,
ASSETS

	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$4,052,572	$3,781,252
Accounts receivable, less allowance for doubtful accounts of $150,000 and $167,788 at April 30, 2010 and 2009, respectively	24,929,972	16,785,079
Inventories, net	37,406,056	36,230,555
Prepaid expenses and other assets	928,551	923,911
Deferred income taxes	1,844,188	1,560,425
Other receivables	171,593	341,310

Total current assets	69,332,932	59,622,532

PROPERTY, MACHINERY AND EQUIPMENT, NET	25,176,664	26,200,578

LONG-TERM ASSETS
Other assets	822,341	699,379
Intangible assets, net of amortization of $2,406,329 and $2,161,113 at April 30, 2010 and 2009, respectively	363,671	608,887

Total long-term assets	1,186,012	1,308,266

TOTAL ASSETS	$95,695,608	$87,131,376

     The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
April 30,
     LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES
Trade accounts payable	$20,479,495	$10,531,553
Accrued expenses	1,786,360	1,602,913
Accrued payroll	2,475,552	1,555,736
Income taxes payable	1,288,617	272,750
Notes payable — bank	—	1,000,000
Notes payable — buildings	99,996	140,250
Notes payable — other	160,994	—
Capital lease obligations	874,116	951,983

Total current liabilities	27,165,130	16,055,185

NOTES PAYABLE — BANK, LESS CURRENT PORTION	15,125,058	19,746,696

NOTES PAYABLE — BUILDINGS, LESS CURRENT PORTION	2,375,005	2,521,188

NOTES PAYABLE — OTHER, LESS CURRENT PORTION	187,826	—

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	569,240	1,490,773

DEFERRED INCOME TAXES	2,610,142	1,915,649

Total liabilities	48,032,401	41,729,491

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,822,556 shares issued and outstanding at April 30, 2010 and 2009	38,226	38,226
Capital in excess of par value	19,647,359	19,630,580
Retained earnings	27,977,622	25,733,079

Total stockholders’ equity	47,663,207	45,401,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,695,608	$87,131,376

     The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years ended April 30,

	2010	2009
Net sales	$122,476,340	$133,744,642

Cost of products sold	108,719,103	117,769,739

Gross profit	13,757,237	15,974,903

Selling and administrative expenses	10,826,880	11,591,440

Operating income	2,930,357	4,383,463

Other income	(1,256,235)	(219,479)
Interest expense	821,263	1,710,817

Income before income tax expense	3,365,329	2,892,125

Income tax expense	1,120,786	936,278

NET INCOME	$2,244,543	$1,955,847

Earnings per common share
Basic	$0.59	$0.51

Diluted	$0.58	$0.51

Weighted-average shares of common stock outstanding
Basic	3,822,556	3,822,556

Diluted	3,863,505	3,859,526

     The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Two years ended April 30, 2010 and 2009

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at April 30, 2008	$—	$38,226	$19,599,501	$23,777,232	$43,414,959

Stock-based compensation	—	—	31,079	—	31,079

Net income	—	—	—	1,955,847	1,955,847

Balance at April 30, 2009	—	38,226	19,630,580	25,733,079	45,401,885

Stock-based compensation	—	—	16,779	—	16,779

Net income	—	—	—	2,244,543	2,244,543

Balance at April 30, 2010	$—	$38,226	$19,647,359	$27,977,622	$47,663,207

     The accompanying notes are an integral part of these statement.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2010	2009
Cash flows from operating activities
Net income	$2,244,543	$1,955,847
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,007,026	4,035,804
Stock-based compensation	16,779	31,079
Provision for doubtful accounts	—	17,788
Provision for inventory obsolescence	182,800	157,000
Deferred income tax expense (benefit)	410,730	(518,981)
Amortization of intangible assets	245,216	349,182
Amortization of financing fees	40,511	—
Insurance gain	(1,233,830)	—
Loss from disposal or sale of machinery and equipment	38,493	279,521

Changes in operating assets and liabilities
Accounts receivable	(8,144,893)	9,944,685
Inventories	(1,358,301)	5,759,215
Prepaid expenses and other assets	1,604	147,945
Trade accounts payable	9,491,228	(9,898,407)
Accrued expenses and wages	1,103,263	(1,722,331)
Income taxes	1,015,867	(401,867)

Net cash provided by operating activities	8,061,036	10,136,480

Cash flows from investing activities
Proceeds from insurance	1,233,830	—
Proceeds from sale of machinery and equipment	—	18,052
Purchases of machinery and equipment	(2,578,873)	(820,705)

Net cash used in investing activities	(1,345,043)	(802,653)

Cash flows from financing activities
Payments of financing fees	(243,073)	—
Proceeds under capital lease obligations	1,287,407	—
Payments under capital lease obligations	(2,286,807)	(1,637,494)
Payments under other notes payable	(93,912)	—
Proceeds under building notes payable	2,500,000	—
Payments under building notes payable	(2,686,437)	(326,934)
Payments under term loan	(2,000,000)	(1,000,000)
Net payments under lines of credit	(3,621,638)	(7,129,559)
Change in bank overdraft	699,787	707,785

Net cash used in financing activities	(6,444,673)	(9,386,202)

INCREASE (DECREASE) IN CASH	271,320	(52,375)

Cash and cash equivalents at beginning of year	3,781,252	3,833,627

Cash and cash equivalents at end of year	$4,052,572	$3,781,252

Supplementary disclosures of cash flow information
Cash paid for interest	$818,453	$1,810,000
Cash paid for income taxes, net of (refunds)	(548,028)	1,560,243
Purchase of machinery and equipment financed under capital lease obligations	—	358,627

Non Cash Financing Activity:
The Company financed a licensing agreement through a note payable	$442,732	—
     The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009
NOTE A — DESCRIPTION OF THE BUSINESS
SigmaTron International, Inc. and its subsidiaries (the “Company”) operate in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan. Approximately 10% of the consolidated non-current assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2010 and 2009.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”), and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch is the U.S. dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuation for the fiscal year ended April 30, 2010 resulted in an expense of approximately $276,000 and for the fiscal year ending April 30, 2009, was approximately $135,000 in income. The transactions are recorded in other income.
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
April 30, 2010 and 2009
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
April 30, 2010 and 2009
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
Property, Machinery and Equipment
Property, machinery and equipment are valued at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Buildings	20 years
Machinery and equipment	5-12 years
Office equipment and software	3-5 years
Tools and dies	12 months
Leasehold improvements	term of lease
Deferred Financing Costs
Deferred financing cost consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method over the term of the related debt. Deferred financing fees of $202,562 and $0, net of accumulated amortization of $40,511 and $0 as of April 30, 2010 and 2009, respectively are classified in other assets on the Company’s balance sheet.
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
Earnings per Share
Basic earnings per share are computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options had been exercised. At April 30, 2010 and 2009, there were 400,190 and 413,090 anti-dilutive common stock equivalents, respectively, which have been excluded from the calculation of diluted earnings per share.
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
Shipping and Handling Costs
The Company records shipping and handling costs within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2010 or 2009.
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

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Impairment of Long-Lived Assets
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
Intangibles Assets
The following are the changes in the carrying amount of intangible assets, net of accumulated amortization:

Customer
Relationship
Balance as of April 30, 2008	$958,069

Amortization expense 2009	(349,182)

Balance as of April 30, 2009	608,887

Amortization expense 2010	(245,216)

Balance as of April 30, 2010	$363,671

Amortization period	8 years

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Intangibles Assets — Continued
The estimated intangible amortization expenses for the next five years are as follows:

Years Ended April 30,
2011	$163,998
2012	112,746
2013	75,850
2014	11,077
2015	—

$363,671

The Company’s intangible assets include customer lists and are amortized utilizing accelerated amortization methods.
Stock Incentive Plans
Under the Company’s stock option plans, options to acquire shares of common stock have been made available for grant to certain employees and directors. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted. The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value and records that cost over the respective vesting period of the award.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” or the “Codification”) 820-10 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date of ASC 820-10 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no significant impact from adoption of ASC 820-10 for non-financial assets and liabilities on the Company’s financial statements.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
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
NOTE C — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the Company’s allowance for doubtful accounts are as follows:

	2010	2009
Beginning balance	$167,788	$213,000
Bad debt expense	—	17,788
Write-offs	(17,788)	(63,000)

	$150,000	$167,788

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE D — INVENTORIES
Inventories consist of the following at April 30:

	2010	2009
Finished products	$8,364,010	$11,644,129
Work in process	1,925,880	2,391,559
Raw materials	29,013,486	23,993,727

	39,303,376	38,029,415

Less obsolescence reserve	1,897,320	1,798,860

	$37,406,056	$36,230,555

Changes in the Company’s inventory obsolescence reserve are as follows:

	2010	2009
Beginning balance	$1,798,860	$1,723,019
Provision for obsolescence	182,800	157,000
Write-offs	(84,340)	(81,159)

	$1,897,320	$1,798,860

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE E — PROPERTY, MACHINERY AND EQUIPMENT, NET
Property, machinery and equipment consist of the following at April 30:

	2010	2009
Land and buildings	$12,145,447	$12,021,913
Machinery and equipment	41,724,734	38,670,381
Office equipment and software	4,541,291	3,947,899
Tools and dies	295,095	288,598
Leasehold improvements	3,345,106	3,089,065
Equipment under capital leases	3,748,580	4,899,539

	65,800,253	62,917,395

Less accumulated depreciation and amortization, including amortization of assets under capital leases of $1,126,162 and $1,218,393 at April 30, 2010 and 2009, respectively	40,623,589	36,716,817

Property, machinery and equipment, net	$25,176,664	$26,200,578

Depreciation and amortization expense was $4,007,026 and $4,035,804 for the years ended April 30, 2010 and 2009, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE F — LONG — TERM DEBT
Note Payable — Bank
Through January 7, 2010, the Company had a revolving credit facility with Bank of America under which the Company could borrow up to the lesser of: (i) $32 million; or (ii) an amount equal to the sum of 85% of the eligible receivable borrowing base and the lesser of $16 million or 50% of the eligible inventory borrowing base. The revolving credit facility was due to expire on September 30, 2010. The outstanding balance on this revolving credit line was $18,746,696 at April 30, 2009. In October 2009, the Company conducted a strategic review of its financing arrangements to determine the best long-term alternatives. Based on that evaluation, the Company decided to reduce the overall size of its credit facility to $25 million. Effective October 31, 2009, the Company was in violation of a financial covenant under its agreements with Bank of America. In December 2009, Bank of America provided a forbearance on the covenant violation until January 8, 2010 to allow the Company to transition to a new bank. On January 8, 2010, the Company entered into a $25 million senior secured credit facility with Wells Fargo International Banking and Trade Solutions (IBTS) (“Wells Fargo”). The term of the credit facility extends for two years, through January 8, 2012, and allows the Company to choose the interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at April 30, 2010) or LIBOR plus two and three quarter percent (3.1% at April 30, 2010). At no time can LIBOR be less than .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at April 30, 2010. As of April 30, 2010, there was $15,125,058 outstanding under the senior secured credit facility and approximately $9,800,000 of unused availability.
Through January 7, 2010, the Company also had a term loan with Bank of America with an outstanding balance at January 7, 2010 and April 30, 2009 of $1,500,000 and $2,000,000, respectively. The term loan required quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. On January 8, 2010, the Company repaid this debt using proceeds from the credit facility from Wells Fargo.
Capital Lease Obligations
Through January 7, 2010, the Company had capital leases with Bank of America with an outstanding balance at January 7, 2010 and April 30, 2009 of $1,287,407 and $1,669,616, respectively. On January 8, 2010, the Company repaid the Bank of America capital leases using proceeds from the credit facility with Wells Fargo. On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to finance $1,287,407 of

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE F — LONG TERM DEBT — Continued
Capital Lease Obligations — Continued
equipment and paid down the Wells Fargo credit facility by the same amount. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. At April 30, 2010, the balance outstanding of Wells Fargo leases was $1,076,574. The Company has other capital leases in the amount of $366,780 and $773,140 at April 30, 2010 and 2009, respectively.
Note Payable — Buildings
On November 19, 2003, the Company purchased the property that serves as the Company’s corporate headquarters and its Midwestern manufacturing facility. The Company executed a mortgage with Bank of America in the amount of $3,600,000, which had an April 30, 2009 balance of $2,661,438. On January 8, 2010 the Company entered into a mortgage agreement in the amount of $2,500,000 with Wells Fargo to refinance the property. The Promissory Note bears interest at a fixed rate of 6.42% per year and is payable in sixty monthly installments. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The Company repaid the prior Bank of America mortgage, the outstanding obligations under which equaled $2,565,413 as of January 8, 2010, using proceeds from the Wells Fargo mortgage and credit facility.
Other Debt
In October 2009, the Company entered into a financial licensing agreement for software. The term of the note payable is for 36 months, with monthly payments of approximately $13,415, and no interest is payable under the agreement. At April 30, 2010, there was $348,820 outstanding under the note payable.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE F — LONG TERM DEBT — Continued
Other Debt — Continued
The aggregate amount of debt maturing (excluding capital lease obligations) in each of the next five fiscal years is as follows:

Fiscal Year
2011	$260,990
2012	15,386,048
2013	126,828
2014	99,996
2015	2,075,017
Thereafter	—

$17,948,879

NOTE G — ACCRUED EXPENSES AND WAGES
Accrued expenses and wages consist of the following at April 30:

	2010	2009
Wages	$1,800,552	$1,555,736
Bonuses	675,000	—
Interest payable	55,831	41,101
Commissions	45,339	36,514
Professional fees	247,287	228,161
Foreign payroll accruals	870,080	708,433
Other	567,823	588,704

	$4,261,912	$3,158,649

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE H — INCOME TAXES
The income tax provision (benefit) for the years ended April 30 consists of the following:

	2010	2009
Current
Federal	$393,250	$1,037,422
State	67,007	179,311
Foreign	249,799	238,526
Deferred
Federal	358,076	(452,450)
State	52,654	(66,531)

	$1,120,786	$936,278

The differences between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before income tax expense for the years ended April 30 are as follows:

	2010	2009
Income tax at
Federal rate	$1,144,212	$983,322
State income tax, net of federal	55,108	51,814
Differential in foreign and federal tax rates	(124,734)	(113,246)
Other, net	46,200	14,388

	$1,120,786	$936,278

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE H — INCOME TAX — Continued
U.S. and foreign income before income tax expense for the years ended April 30 are as follows:

	2010	2009
U.S.	$2,263,760	$1,857,492
Foreign	1,101,569	1,034,633

Total	$3,365,329	$2,892,125

Significant temporary differences that result in deferred tax assets and (liabilities) at April 30, are as follows:

	2010	2009
Allowance for doubtful accounts	$58,499	$65,436
Inventory obsolescence reserve	739,945	701,546
Accruals not currently deductible	732,673	461,619
Inventory	381,834	402,765

Current deferred tax asset	1,912,951	1,631,366

Prepaid insurance	(68,763)	(70,941)

Current deferred tax liability	(68,763)	(70,941)

Net current deferred tax asset	$1,844,188	$1,560,425

	2010	2009
Intangible assets	$(141,830)	$(237,463)
Machinery and equipment	(2,517,676)	(1,670,023)
Other	49,364	(8,163)

Net long-term deferred tax liability	$(2,610,142)	$(1,915,649)

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE H — INCOME TAX — Continued
The Company’s wholly-owned foreign enterprise, SigmaTron China, is subject to a reduction in income taxes within China due to its foreign investment. The reduction in taxes is for a five year period commencing in January 2005, but not in effect after December 31, 2009.
The Company has identified uncertain tax positions taken or expected to be taken in the Company’s tax returns. The Company has not recognized the benefit for those positions in its consolidation financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2010	2009
Balance at May 1,	$72,115	$145,591
Additions based on tax positions related to current year	—	—
Additions for tax positions in prior years	1,672	2,248
Reductions for tax positions of prior years	(23,749)	(75,724)

Balance at April 30,	$50,038	$72,115

The entire amount of the consolidated worldwide liability for uncertain tax positions could affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions. As the Company expects these uncertain tax positions to be resolved within the next twelve months, the full amount is classified as a current liability within income tax payable as of April 30, 2010
Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Operations. The Company did not record penalties, if any, in the Consolidated Statements of Operations.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE H — INCOME TAX — Continued
The Company files a U.S. income tax return and tax returns in various states. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include China and Mexico. In the U.S., fiscal years 2007 through 2010 are open under the statue of limitations. The Company’s Chinese enterprise operated under a tax holiday, resulting in no uncertain tax positions for that entity for the 2005 and 2006 tax year. The Company’s Chinese enterprise operates under a 50% tax holiday for tax years 2007 through 2009, which tax years are open under the statue of limitations. In Mexico, tax years from 2006 through 2010 remain open.
NOTE I — 401(k) RETIREMENT SAVINGS PLAN
The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions up to $300 annually. The Company contributed $72,612 and $95,569 to the plans during the fiscal years ended April 30, 2010 and 2009, respectively. The Company paid total expenses of $9,900 and $9,400 for the fiscal years ended April 30, 2010 and 2009, respectively, relating to costs associated with the administration of the plans.
NOTE J — OTHER INCOME
During fiscal 2010, the Company filed an insurance claim due to damage incurred at one of its buildings. The claim was settled in April 2010 and the Company recorded a gain from this involuntary conversion of $1,233,830 which is included in other income on the consolidated statement of income for the year ended April 30, 2010. The insurance proceeds not representing the reimbursement of expenses are classified as an investing cash flow in the statement of cash flows for the year ended April 30, 2010. The Company does not anticipate any additional proceeds, gains or losses to be recorded related to this settlement.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE K — MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2010, two customers accounted for 33.4% and 13.9% of net sales of the Company, respectively, and 49.3% and 4.9% of accounts receivable as of April 30, 2010, respectively. For the year ended April 30, 2009, two customers accounted for 27.5% and 18.2% of net sales of the Company, and 49.1% and 6.9% of accounts receivable at April 30, 2009.
NOTE L — LEASES
The Company leases certain facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.
Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2010:

	Capital	Operating
Years ending April 30,	leases	leases
2011	$931,310	$1,493,520
2012	579,907	1,173,185
2013	—	503,151
2014	—	87,444
2015	—	87,444
Thereafter	—	7,200

	1,511,217	$3,351,944

Less amounts representing interest	67,861

	1,443,356

Less current portion	874,116

	$569,240

Rent expense incurred under operating leases was approximately $1,566,000 and $1,533,000 for the years ended April 30, 2010 and 2009, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE M — STOCK OPTIONS
The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire up to 1,603,500 shares of common stock. Options available for grant under the employee plans total 1,207,500, with the non-employee director plans allowing for a total of 396,000 options available for grant. At April 30, 2010, the Company has 55,134 shares available for future issuance to employees under the employee plan and none under the non-employee director plan. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.
There were no options granted during fiscal year 2010. The weighted-average grant date fair value of the options granted during fiscal year 2009 was $5.40.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2010	2009
Expected dividend yield	N/A	0%
Expected stock price volatility	N/A	.750
Average risk-free interest rate	N/A	1.70%
Weighted-average expected life of options	N/A	6.5 years
Option-valuation models require the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing method does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Company used the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate. The weighted-average expected life of options was calculated using the simplified method, due to limited history. The expected dividend, volatility and forfeitures rates of options are based on historical experience and expected future results.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE M — STOCK OPTIONS — Continued
The table below summarizes option activity through April 30, 2010:

			Number of
		Weighted-	options
		average	exercisable
	Number of	exercise	at end
	options	price	of year
Outstanding at April 30, 2008	498,707	$7.92	477,847

Options granted during 2009	5,000	5.40

Outstanding at April 30, 2009	503,707	7.89	496,671

Options expired during 2010	(1,670)	5.63

Outstanding at April 30, 2010	502,037	7.90	498,910

Intrinsic value is calculated as the difference between the market price of the Company’s common stock and the exercise price of the underlying options. During the fiscal years ended April 30, 2010 and 2009, the aggregate intrinsic value of options exercised was $0. The aggregate intrinsic value of in the money options outstanding was $377,594 as of April 30, 2010.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE M — STOCK OPTIONS — Continued
Information with respect to stock options outstanding and stock options exercisable at April 30, 2010, follows:

	Options outstanding
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
Range of exercise prices	April 30, 2010	contractual life	exercise price
$2.20 — 5.40	106,845	2.92 years	$2.60
9.17 — 11.56	395,192	5.82 years	9.34

	502,037		$7.90

	Options exercisable
	Number	Weighted-
	exercisable at	average
Range of exercise prices	April 30, 2010	exercise price
$2.20 — 5.40	104,345	$2.53
9.17 — 11.56	394,565	9.18

	498,910	$7.79

The Company did not grant any options in fiscal year 2010 and granted 5,000 options to non-executive employees in fiscal year 2009. The Company recognized approximately $17,000 and $31,000 in stock compensation expense in fiscal years 2010 and 2009, respectively.
As of April 30, 2010, there was approximately $12,100 of unrecognized compensation cost related to the Company’s stock option plans, which is being amortized over a four year vesting period using a straight-line basis.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE N — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly financial data for fiscal year 2010:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2010

Net sales	$26,330,054	$30,564,267	$30,599,499	$34,982,520

(Loss) income before income tax expense	(638,781)	821,021	664,360	2,518,729

Net (loss) income	(402,475)	517,298	415,468	1,714,252

(Loss) earnings per share—Basic	$(0.11)	$0.14	$0.11	$0.45

(Loss) earnings per share-Diluted	$(0.11)	$0.13	$0.12	$0.44

Total shares—Basic	3,822,556	3,822,556	3,822,556	3,822,556

Total shares—Diluted	3,822,556	3,851,395	3,873,531	3,883,645

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE N — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — Continued
The following is a summary of unaudited quarterly financial data for fiscal year 2009:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2009

Net sales	$38,478,118	$41,132,728	$26,970,927	$27,162,869

Income (loss) before income tax expense	977,903	2,070,389	(160,585)	4,418

Net income (loss)	579,324	1,505,316	(265,458)	136,665

Earnings (loss) per share—Basic	$0.15	$0.39	$(0.07)	$0.04

Earnings (loss) per share—Diluted	$0.15	$0.39	$(0.07)	$0.04

Total shares—Basic	3,822,556	3,822,556	3,822,556	3,822,556

Total shares—Diluted	3,884,075	3,874,643	3,822,556	3,822,556

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2010 and 2009
NOTE O — LITIGATION
As of April 30, 2010, the Company was not a party to any material legal proceedings.
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