Form 10-Q
period 2010-07-31
SIGMATRON INTERNATIONAL INC
filed 2010-09-14
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 0-23248
SIGMATRON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3918470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2201 Landmeier Road
Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 956-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 14, 2010: 3,823,056

SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	July 31,
	2010	April 30,
	(Unaudited)	2010

Current assets:
Cash	$4,311,500	$4,052,572
Accounts receivable, less allowance for doubtful accounts of $150,000 at July 31, 2010 and April 30, 2010	25,269,978	24,929,972
Inventories, net	45,164,785	37,406,056
Prepaid expenses and other assets	917,229	928,551
Deferred income taxes	1,845,130	1,844,188
Other receivables	221,905	171,593

Total current assets	77,730,527	69,332,932

Property, machinery and equipment, net	26,391,470	25,176,664

Other assets	730,407	822,341
Intangible assets, net of amortization of $2,457,105 and $2,406,329 at July 31, 2010 and April 30, 2010	312,895	363,671

Total assets	$105,165,299	$95,695,608

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$22,678,037	$20,479,495
Accrued expenses	2,089,915	1,786,360
Accrued wages	1,622,533	2,475,552
Income taxes payable	846,439	1,288,617
Notes payable — buildings	99,996	99,996
Notes payable — other	196,189	160,994
Capital lease obligations	886,364	874,116

Total current liabilities	28,419,473	27,165,130

Notes payable — bank, less current portion	22,743,099	15,125,058
Notes payable — buildings, less current portion	2,350,006	2,375,005
Notes payable — other, less current portion	173,974	187,826
Capital lease obligations, less current portion	342,995	569,240
Deferred income taxes	2,610,142	2,610,142

Total long-term liabilities	28,220,216	20,867,271

Total liabilities	56,639,689	48,032,401

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,823,056 and 3,822,556 shares issued and outstanding at July 31, 2010 and April 30, 2010	38,231	38,226
Capital in excess of par value	19,651,768	19,647,359
Retained earnings	28,835,611	27,977,622

Total stockholders’ equity	48,525,610	47,663,207

Total liabilities and stockholders’ equity	$105,165,299	$95,695,608

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2010	2009
	Unaudited	Unaudited

Net sales	$38,061,373	$26,330,054
Cost of products sold	33,403,219	24,070,201

Gross profit	4,658,154	2,259,853

Selling and administrative expenses	3,053,186	2,576,841

Operating income (loss)	1,604,968	(316,988)

Other (income) expense — net	(4,152)	77,697
Interest expense	247,450	244,096

Income (loss) from operations before income tax expense	1,361,670	(638,781)

Income tax expense (benefit)	503,681	(236,306)

Net income (loss)	$857,989	($402,475)

Earnings (loss) per share — basic	$0.22	($0.11)

Earnings (loss) per share — diluted	$0.22	($0.11)

Weighted average shares of common stock outstanding
Basic	3,822,801	3,822,556

Weighted average shares of common stock outstanding
Diluted	3,877,079	3,822,556

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2010	2009
	Unaudited	Unaudited

Operating activities:
Net income (loss)	$857,989	($402,475)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,126,979	1,004,259
Stock-based compensation	2,414	5,975
Provision for inventory obsolescence	—	(28,140)
Deferred income taxes	(942)	(2,331)
Amortization of intangible assets	50,776	73,334
Loss from disposal or sale of machinery and equipment	749	—

Changes in operating assets and liabilities
Accounts receivable	(340,006)	(1,530,562)
Inventories	(7,758,729)	2,076,542
Prepaid expenses and other assets	52,944	(96,246)
Trade accounts payable	3,606,114	1,402,926
Accrued expenses and payroll	(549,464)	(54,422)
Income taxes payable	(442,178)	(272,750)

Net cash (used in) provided by operating activities	(3,393,354)	2,176,110

Investing activities:
Purchases of machinery and equipment	(2,272,144)	(713,042)

Net cash used in investing activities	(2,272,144)	(713,042)

Financing activities:
Proceeds from the issuance of common stock	2,000	—
Payments under capital lease obligations	(213,997)	(248,117)
Payments under term loan	—	(250,000)
Payments under other notes payable	(49,047)	—
Net proceeds (payments) under lines of credit	7,618,041	(927,577)
Change in bank overdraft	(1,407,572)	—
Payments under building notes payable	(24,999)	(35,063)

Net cash provided by (used in) financing activities	5,924,426	(1,460,757)

Change in cash	258,928	2,311
Cash at beginning of period	4,052,572	3,781,252

Cash at end of period	$4,311,500	$3,783,563

Supplementary disclosures of cash flow information
Cash paid for interest	$201,270	$252,338
Cash paid for income taxes, net of (refunds)	832,979	65,557

Non Cash Financing Activity:
The Company financed a licensing agreement through a note payable	—	$442,732
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 31, 2010
Note A — Basis of Presentation:
The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., and SigmaTron International Trading Co., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through September 14, 2010, which is the date the financial statements were issued. Operating results for the three month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
Note B — Inventories:
The components of inventory consist of the following:

	July 31,	April 30,
	2010	2010

Finished products	$10,771,457	$8,364,010
Work-in-process	2,089,894	1,925,880
Raw materials	32,303,434	27,116,166

	$45,164,785	$37,406,056

Note C — Earnings Per Share:
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,	July 31,
	2010	2009

Net income (loss)	$857,989	$(402,475)

Weighted-average shares
Basic	3,822,801	3,822,556
Effect of dilutive stock options	54,278	—

Diluted	3,877,079	3,822,556

Basic earnings (loss) per share	$0.22	$(0.11)

Diluted earnings (loss) per share	$0.22	$(0.11)
Options to purchase 500,807 and 503,707 shares of common stock were outstanding at July 31, 2010 and 2009, respectively. There were no options granted at July 31, 2010 and 2009, respectively.
Note D — Hayward, CA Operation Move:
On August 20, 2010, the Company entered into a lease agreement to relocate its Hayward, CA operation to Union City, CA. The current lease expires September 30, 2010 and the Company has an agreement with the current landlord to lease the facility month to month as necessary. The Company anticipates it will relocate into the new facility no later than October 31, 2010. In July 2010, the Company recorded $212,500 in expenses related to the move for the partial write off of leasehold improvements and restoration expenses. The Company will incur additional expenses due to the relocation of its Hayward, CA operation, which are estimated to be $500,000 to $1,000,000. These expenses will be recorded in the second fiscal quarter of 2011. All incentives realized under the lease will be recognized over the term of the lease, which is ten years.
Note E — Financing Transaction:
The Company has a senior secured credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility extends for two years, through January 8, 2012, and allows the Company to choose the interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at July 31, 2010) or LIBOR plus two and three quarter percent (3.1% at July 31, 2010). The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at July 31, 2010. As of July 31, 2010, there was $22,743,099 outstanding balance under the credit facility and approximately $2,250,000 of unused availability. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million.

Note F — Critical Accounting Policies:
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
Impairment of Long-Lived Assets — The Company reviews long-lived assets, including amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.
New Accounting Standards:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued update No. 2010-06 (“ASU 2010-06”), which provides updated guidance on disclosure requirements under Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (formerly SFAS 157,

“Fair Value Measures”). We have adopted ASU 2010-06 as of May 1, 2010. The adoption did not have a significant impact on the Company’s consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a significant impact on our consolidated financial statements upon adoption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex S.A. de C.V., and SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan (collectively the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the current turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; the expenses and savings from the relocation of our Hayward, California facility; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.
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
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers or increases in component cost could have a material impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. In the past several months the Company has experienced an increase in lead times for various types of components, due to increased demand. The Company does not enter into long-term purchase agreements with the majority of its major or single-source suppliers. The Company believes short-term purchase orders with its suppliers provide flexibility needed to source inventory based on the needs of its customers.
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment or turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2010 and 2009.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States economy specifically makes forecasting difficult in the short-term and for the balance of fiscal year 2011. The Company experienced an increase in demand during the first quarter of fiscal year 2011 compared to the fourth quarter of fiscal year 2010.
Results of Operations:
Net Sales
Net sales increased for the three month period ended July 31, 2010 to $38,061,373 from $26,330,054 for the three month period ended July 31, 2009. Sales volume increased for the three month period ended July 31, 2010 as compared to the same period in the prior year in the industrial electronics, fitness, appliance, telecommunications, semiconductor equipment and gaming marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the consumer electronics and life sciences marketplaces. The increase in revenue for the three month period ended July 31, 2010 is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up.
Gross Profit
Gross profit increased during the three month period ended July 31, 2010 to $4,658,154 or 12.2% of net sales, compared to $2,259,853 or 8.6% of net sales for the same period in the prior fiscal year. The increase in gross margin in total dollars and as a percent of sales for the three month period ended July 31, 2010 compared to the prior period is due to increased revenue levels, the mix of product shipped to various customers and continuing efforts to control costs, specifically indirect labor and overhead expenses. There can be no assurance that sales levels and gross margins will not decrease in future quarters. Pricing pressures continue at all locations.

Selling and Administrative Expenses
Selling and administrative expenses increased to $3,053,186, or 8.0% of net sales for the three month period ended July 31, 2010 compared to $2,576,841, or 9.8% of net sales in the same period in the prior fiscal year. The decrease in selling and administrative expenses as a percent of net sales is the result of the increased revenue levels for the period. The increase in total dollars for the three month period ended July 31, 2010, is primarily due to a restoration of salary reductions previously implemented in response to the downturn in business, bonus expense, travel, professional fees and depreciation expense totaling approximately $537,650. The increase in selling and administrative expenses in total dollars for the three month period ended July 31, 2010 was partially offset by a decrease of approximately $61,300 in amortization expense and other selling and administrative expenses.
Interest Expense
Interest expense increased to $247,450 for the quarter ended July 31, 2010 compared to $244,096 for the same period in fiscal 2010. The additional interest expense was attributable to the Company’s increased borrowings under its banking agreements, deferred financing costs and higher interest rates under its senior secured facility and mortgage. Interest expense for the quarter ended July 31, 2010 was partially offset by a reduction in interest expense for capital lease obligations, which had a lower outstanding balance compared to the same quarter in the prior year. Interest expense for future quarters may increase if interest rates or borrowings, or both, continue to increase.
Taxes
The income tax expense from operations was $503,681 for the three month period ended July 31, 2010 compared to an income tax benefit of $236,306 for the same period in the prior fiscal year. The Company’s effective tax rate was 37% for each of the quarters ended July 31, 2010 and 2009.
Net Income/Loss
Net income from operations increased to $857,989 for the three month period ended July 31, 2010 compared to a net loss from operations of $402,475 for the same period in the prior year. Basic and diluted earnings per share for the first fiscal quarter of 2011 were $0.22, compared to basic and diluted loss per share of $0.11 for the same period in the prior year.
Liquidity and Capital Resources:
Operating Activities.
Cash flow used in operating activities was $3,393,354 for the three months ended July 31, 2010, compared to cash flow provided by operating activities of $2,176,110 for the same period in the prior year. During the first three months of fiscal year 2011, cash flow used in operating activities was primarily the result of an increase in inventories of $7,758,729 due to an increase in customer demand and the start up of new customer programs. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and an increase in accounts payable. The change in accounts payable is due to timing of payments in the ordinary course of business.

Cash flow provided by operating activities was $2,176,110 for the three months ended July 31, 2009. During the first three months of fiscal year 2010, cash flow provided by operating activities was due to a decrease in inventory and the result of the non-cash effect of depreciation and amortization and an increase in accounts payable. The decrease in inventory of $2,076,542 was the result of our customers’ decreased demand for product based on their forecasts, which we believe was attributable to the global economic slowdown and financial crisis. Net cash provided by operations was partially offset by a $1,530,562 increase in accounts receivable. The increase in accounts receivable was due to the timing of payments from a significant customer.
Investing Activities.
During the first quarter of fiscal year 2011, the Company purchased approximately $2,300,000 in machinery and equipment to be used in the ordinary course of business. Approximately $70,400 of the purchases is pursuant to a financed licensing agreement for software through a note payable. The Company expects to make additional machinery and equipment purchases of approximately $1,900,000 during the balance of fiscal year 2011.
During the first quarter of fiscal year 2010, the Company purchased approximately $700,000 in machinery and equipment in the ordinary course of business.
Financing Activities.
Cash provided by financing activities was $5,924,426 for the first quarter ended July 31, 2010, compared to cash used in financing activities of $1,460,757 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $7,618,041 under the credit facility. The additional working capital was required to support the increase in inventory.
Financing Transactions.
The Company has a senior secured credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility extends for two years, through January 8, 2012, and allows the Company to choose the interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at July 31, 2010) or LIBOR plus two and three quarter percent (3.1% at July 31, 2010). The LIBOR rate has a floor of 35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at July 31, 2010. As of July 31, 2010, there was $22,743,099 outstanding balance under the credit facility and approximately $2,250,000 of unused availability. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million.
The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The note bears interest at a fixed rate of 6.42% per year and is payable in sixty monthly installments. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of July 31, 2010 was $2,450,002. At July 31, 2009, there was $2,626,375 outstanding under a mortgage agreement with Bank of America.
On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. At July 31, 2010, the balance outstanding of Wells Fargo leases was $919,946. At July 31, 2009 there was $1,551,316 outstanding balance under capital leases with Bank of America. The Company has other capital leases with balances outstanding in the amount of $309,413 and $643,323 at July 31, 2010 and 2009, respectively.
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the three months ended July 31, 2010, resulted in an income of approximately $44,800. During the first three months of fiscal year 2011, the Company’s U.S. operations paid approximately $3,760,000 to its foreign subsidiaries for services provided.
The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the balance of fiscal year 2011. There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist. In the event the business grows rapidly, the current economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.
Off-balance Sheet Transactions:
The Company has no off-balance sheet transactions.
Contractual Obligations and Commercial Commitments:
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as July 31, 2010. Our disclosure controls are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.
There has been no change in our internal control over financial reporting during the quarter ended July 31, 2010, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
As of July 31, 2010, the Company was not a party to any material legal proceedings.
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
The information presented below includes any material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
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
Sales:
If the current worldwide challenging economic condition continues, many of the Company’s customers may delay or reduce their orders. In addition, many of the Company’s customers may rely on credit financing in order operate their businesses. If the negative conditions in the global credit markets reduce our customers’ access to credit, orders may decrease, which could result in lower revenue.

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
Access to Credit:
If credit markets continue to tighten, the Company’s bank could be unwilling to continue to extend credit to the Company at the current level of the credit facility, if at all. The Company’s ability to finance its operations could be negatively affected in such an event. (See the Financing Transactions, page 12, above).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a)	Exhibits:
31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES:
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 14, 2010

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 14, 2010

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)