Form 10-Q
period 2010-10-31
SIGMATRON INTERNATIONAL INC
filed 2010-12-14
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 0-23248
SIGMATRON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3918470 (I.R.S. Employer Identification No.)

2201 Landmeier Road Elk Grove Village, Illinois (Address of principal executive offices)	60007 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 14, 2010: 3,823,056

SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	October 31,
	2010	April 30,
	(Unaudited)	2010
Current assets:
Cash	$3,013,336	$4,052,572
Accounts receivable, less allowance for doubtful accounts of $150,000 at October 31, 2010 and April 30, 2010	24,829,517	24,929,972
Inventories, net	49,811,073	37,406,056
Prepaid expenses and other assets	883,359	928,551
Deferred income taxes	1,846,071	1,844,188
Other receivables	120,741	171,593

Total current assets	80,504,097	69,332,932

Property, machinery and equipment, net	27,037,236	25,176,664

Other assets	775,771	822,341
Intangible assets, net of amortization of $2,494,845 and $2,406,329 at October 31, 2010 and April 30, 2010	275,155	363,671

Total assets	$108,592,259	$95,695,608

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$18,721,480	$20,479,495
Accrued expenses	2,132,680	1,786,360
Accrued wages	2,097,590	2,475,552
Income taxes payable	375,909	1,288,617
Notes payable — buildings	99,996	99,996
Notes payable — other	160,994	160,994
Capital lease obligations	1,058,699	874,116

Total current liabilities	24,647,348	27,165,130

Notes payable — bank, less current portion	28,425,126	15,125,058
Notes payable — buildings, less current portion	2,325,007	2,375,005
Notes payable — other, less current portion	107,329	187,826
Capital lease obligations, less current portion	1,130,031	569,240
Deferred rent	396,622	—
Deferred income taxes	2,446,722	2,610,142

Total long-term liabilities	34,830,837	20,867,271

Total liabilities	59,478,185	48,032,401

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,823,056 and 3,822,556 shares issued and outstanding at October 31, 2010 and April 30, 2010	38,231	38,226
Capital in excess of par value	19,654,183	19,647,359
Retained earnings	29,421,660	27,977,622

Total stockholders’ equity	49,114,074	47,663,207

Total liabilities and stockholders’ equity	$108,592,259	$95,695,608

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	October 31,	October 31,	Six Months Ended	Six Months Ended
	2010	2009	October 31,	October 31,
	Unaudited	Unaudited	2010	2009
Net sales	$38,195,193	$30,564,267	$76,256,566	$56,894,321
Cost of products sold	33,969,173	27,280,971	67,372,392	51,351,172

Gross profit	4,226,020	3,283,296	8,884,174	5,543,149

Selling and administrative expenses	2,989,832	2,368,409	6,043,018	4,945,250

Operating income	1,236,188	914,887	2,841,156	597,899

Other (income) expense — net	(5,970)	(97,441)	(10,122)	(19,744)
Interest expense	311,637	191,307	559,087	435,403

Income from operations before income tax expense	930,521	821,021	2,292,191	182,240

Income tax expense	344,471	303,723	848,152	67,417

Net income	$586,050	$517,298	$1,444,039	$114,823

Earnings per share — basic	$0.15	$0.14	$0.37	$0.03

Earnings per share — diluted	$0.15	$0.13	$0.37	$0.02

Weighted average shares of common stock outstanding
Basic	3,823,056	3,822,556	3,822,928	3,822,556

Weighted average shares of common stock outstanding
Diluted	3,881,139	3,851,395	3,879,342	3,839,096

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2010	2009
	Unaudited	Unaudited
Operating activities:
Net income	$1,444,039	$114,823

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,473,024	2,010,717
Stock-based compensation	4,828	11,951
Provision for doubtful accounts	—	(17,788)
Provision for inventory obsolescence	—	(62,440)
Deferred income taxes	(165,303)	(4,661)
Deferred rent	396,622	—
Amortization of intangible assets	88,516	130,628
Loss (gain) from disposal or sale of machinery and equipment	784	(7,980)

Changes in operating assets and liabilities
Accounts receivable	100,455	(3,812,816)
Inventories	(12,405,017)	5,100,170
Prepaid expenses and other assets	142,614	640,503
Trade accounts payable	(592,652)	2,737,093
Accrued expenses and payroll	(31,642)	(72,068)
Income taxes payable	(912,708)	(148,108)

Net cash (used in) provided by operating activities	(9,456,440)	6,620,024

Investing activities:
Purchases of machinery and equipment	(3,183,798)	(1,170,606)
Proceeds from sale of machinery and equipment	—	8,477

Net cash used in investing activities	(3,183,798)	(1,162,129)

Financing activities:
Proceeds from the issuance of common stock	2,000	—
Payments under capital lease obligations	(405,208)	(477,471)
Payments under term loan	—	(500,000)
Payments under other notes payable	(80,497)	(26,832)
Net proceeds (payments) under lines of credit	13,300,068	(3,849,405)
Change in bank overdraft	(1,165,363)	—
Payments under building notes payable	(49,998)	(70,125)

Net cash provided by (used in) financing activities	11,601,002	(4,923,833)

Change in cash	(1,039,236)	534,062
Cash at beginning of period	4,052,572	3,781,252

Cash at end of period	$3,013,336	$4,315,314

Supplementary disclosures of cash flow information
Cash paid for interest	$462,969	$440,410
Cash paid for income taxes, net of (refunds)	1,760,679	69,057
Purchase of machinery and equipment financed under capital leases	315,252	—
Purchase of machinery and equipment financed under sale lease back agreements	835,330	—

Non Cash Financing Activity:
The Company financed a licensing agreement through a note payable	—	$442,732
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 31, 2010
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
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through December 14, 2010, which is the date the financial statements were issued. Operating results for the three and six month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
Note B — Inventories:
The components of inventory consist of the following:

	October 31,	April 30,
	2010	2010
Finished products	$12,362,184	$8,364,010
Work-in-process	2,210,200	1,925,880
Raw materials	35,238,689	27,116,166

	$49,811,073	$37,406,056

Note C — Earnings Per Share:
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009
Net income	$586,050	$517,298	$1,444,039	$114,823

Weighted-average shares
Basic	3,823,056	3,822,556	3,822,928	3,822,556
Effect of dilutive stock options	58,083	28,839	56,414	16,540

Diluted	3,881,139	3,851,395	3,879,342	3,839,096

Basic earnings per share	$0.15	$0.14	$0.37	$0.03

Diluted earnings per share	$0.15	$0.13	$0.37	$0.02
Options to purchase 500,807 and 503,707 shares of common stock were outstanding at October 31, 2010 and 2009, respectively. There were no options granted during the quarters ended October 31, 2010 and 2009, respectively.
Note D — Hayward, CA Operation Move:
During the second fiscal quarter of 2011, the Company relocated its Hayward, CA operation to Union City, CA. The Company incurred relocation expenses as a result of the move. The relocation expenses after tax for the three and six month periods ended October 31, 2010 were $421,713 and $555,588, respectively. Net income adjusted on a pro-forma basis to exclude relocation expenses for the three and six month periods ended October 31, 2010 was $1,007,763 and $1,999,627, respectively. The Non-GAAP basic and diluted earnings per share, as adjusted, for the first and second quarters of fiscal 2011 equated to $0.26 and $0.51, respectively.

	Non-GAAP Reconciliation
	Three Months Ended	Six Months Ended
	October 31, 2010	October 31, 2010
Income Reconciliation:

Net income before relocation expenses	$1,007,763	$1,999,627

Relocation expenses — net of taxes	421,713	555,588

Net income	$586,050	$1,444,039

EPS Reconciliation:

Net income per common share — assuming dilution before relocation expenses	$0.26	$0.51

Net income per common share — assuming dilution before relocation expenses	$(0.11)	$(0.14)

Net income per common share — assuming dilution	$0.15	$0.37

Weighted average number of common equivalent shares outstanding — assuming dilution	3,881,139	3,879,342

Note E — Financing Transaction:
In January 2010, the Company entered into a senior secured credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility extends for two years, through January 8, 2012, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at October 31, 2010) or LIBOR plus two and three quarter percent (3.1% at October 31, 2010). The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million. The Company was in compliance with its financial covenants at October 31, 2010. As of October 31, 2010, there was a $28,425,126 outstanding balance under the credit facility and approximately $1,570,000 of unused availability.
Note F — Critical Accounting Policies:
Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.

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
In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex S.A. de C.V., and SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan (collectively the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; the expenses and savings from the relocation of our Hayward, California facility to Union City, California; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.
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
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers or increases in component cost could have a material impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. During the past several months the Company has experienced an increase in lead times for various types of components and raw material classes, due to increased demand and vendor capacity issues. The Company does not enter into long-term purchase agreements with the majority of its major or single-source suppliers. The Company believes short-term purchase orders with its suppliers provide flexibility needed to source inventory based on the needs of its customers.
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment or turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the six months ended October 31, 2010 and 2009.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States economy specifically makes forecasting difficult in the short-term and such difficulty is expected to continue for the balance of fiscal year 2011. The Company experienced an increase in demand during the first six months of fiscal year 2011 compared to the same period in the prior fiscal year.
Results of Operations:
Net Sales
Net sales increased for the three month period ended October 31, 2010 to $38,195,193 from $30,564,267 for the three month period ended October 31, 2009. Net sales increased for the six months ended October 31, 2010 to $76,256,566 from $56,894,321 for the same period in the prior fiscal year. Sales volume increased for the three and six month periods ended October 31, 2010 as compared to the same period in the prior year in the industrial electronics, fitness, telecommunications, semiconductor equipment and gaming marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the life sciences marketplaces. The increase in revenue for the three and six month periods ended October 31, 2010 is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up.
Gross Profit
Gross profit increased during the three month period ended October 31, 2010 to $4,226,020 or 11.1% of net sales, compared to $3,283,296 or 10.7% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2010 to $8,884,174 or 11.7% of net sales, compared to $5,543,149 or 9.7% of net sales for the same period in the prior fiscal year. The increase in gross margin in total dollars and as a percent of sales for the three and six month periods ended October 31, 2010 compared to the prior periods is due to increased revenue levels, the mix of product shipped to various customers and continuing efforts to control operational costs. There can be no assurance that sales levels and gross margins will not decrease in future quarters. Pricing pressures continue at all locations.

Selling and Administrative Expenses
Selling and administrative expenses increased to $2,989,832 for the three month period ended October 31, 2010 compared to $2,368,409 in the same period in the prior fiscal year; however, the percentage of net sales represented by such expenses remained constant, at 7.8% of net sales, for each such period. Selling and administrative expenses increased to $6,043,018 for the six month period ended October 31, 2010 compared to $4,945,250 in the same period in the prior fiscal year; however, the percentage of net sales represented by such expenses dropped to 7.9% of net sales from 8.7% of net sales, during those respective periods. The increase in total dollars of such expenses for the three month and six month periods ended October 31, 2010, was approximately $882,200 and $1,306,500 respectively, and is primarily due to a restoration of salary reductions previously implemented in response to the downturn in business, bonus expense, travel and professional fees. The increase in selling and administrative expenses in total dollars for the three and six month periods ended October 31, 2010 was partially offset by a decrease of approximately $260,750 and $208,700 respectively, in amortization expense, insurance and other selling and administrative expenses.
Interest Expense
Interest expense increased to $311,637 for the three month period ended October 31, 2010 compared to $191,307 for the same period in the prior year. Interest expense for the six month periods ended October 31, 2010 was $559,087 compared to $435,403 for the same period in the prior year. The additional interest expense was attributable to the Company’s increased borrowings under its banking agreements, capital lease obligations, deferred financing costs and higher interest rates under its senior secured credit facility and mortgage. Interest expense for future quarters in fiscal year 2011 may increase if interest rates or borrowings, or both, continue to increase.
Taxes
The income tax expense from operations was $344,471 for the three month period ended October 31, 2010 compared to $303,723 for the same period in the prior fiscal year. Income tax expense from operations was $848,152 for the six month period ended October 31, 2010 compared to $67,417 for the same period in the prior fiscal period. The Company’s effective tax rate was 37% for the six month periods ended October 31, 2010 and 2009.
Net Income
Net income from operations increased to $586,050 for the three month period ended October 31, 2010 compared to $517,298 for the same period in the prior year. Net income from operations increased to $1,444,039 for the six months ended October 31, 2010 compared to $114,823 in the same period last year. Basic and diluted earnings per share for the second fiscal quarter of 2011 were both $0.15 compared to basic and diluted earnings per share of $0.14 and $0.13, respectively, for the same period in the prior year. Basic and diluted earnings per share for the six months ended October 31, 2010 were both $0.37 compared to basic and diluted earnings per share of $0.03 and $0.02, respectively, for the same period in the prior year.
During the second fiscal quarter of 2011, the Company relocated its Hayward, CA operation to Union City, CA. The Company incurred relocation expenses as a result of the move. Net income adjusted on a pro-forma basis to exclude relocation expenses for the three and six month periods ended October 31, 2010 was $1,007,763 and $1,999,627, respectively. The Non-GAAP basic and diluted earnings per share, as adjusted, for the first and second quarters of fiscal 2011 equated to $0.26 and $0.51, respectively (see the Non-GAAP Reconciliation on page 8).

Liquidity and Capital Resources:
Operating Activities.
Cash flow used in operating activities was $9,456,440 for the six months ended October 31, 2010, compared to cash flow provided by operating activities of $6,620,024 for the same period in the prior year. During the first six months of fiscal year 2011, cash flow used in operating activities was primarily the result of an increase in inventories of $12,405,017 due to inventory purchases to support increased demand for specific customers, rising inventory levels for other customers delaying shipments and the start up of new customer programs. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization, a decrease in income taxes payable, accounts payable and accounts receivable. The change in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business.
Cash flow provided by operating activities was $6,620,024 for the six months ended October 31, 2009. During the first six months of fiscal year 2010, cash flow provided by operating activities was a result of net income, the non-cash effect of depreciation and amortization, a decrease in inventory and an increase in accounts payable. The decrease in inventory of $5,100,170 was the result of the slowing of inventory receipts due to customers’ decreased demand for product based on their forecasts, which we believe was attributable to the global economic slowdown and financial crisis. Net cash provided by operations was partially offset by a $3,812,816 increase in accounts receivable. The increase in accounts receivable was due to the timing of payments from a significant customer.
Investing Activities.
During the first six months of fiscal year 2011, the Company purchased approximately $4,300,000 in machinery and equipment to be used in the ordinary course of business. Of the total purchases approximately $315,000 and $835,000 of equipment purchases in the first six months of fiscal year 2011 is financed under a capital lease and a sale lease back agreement, respectively. The balance of the purchases was funded by working capital. The Company expects to make additional machinery and equipment purchases of approximately $1,500,000 during the balance of fiscal year 2011.
During the first six months of fiscal year 2010, the Company purchased approximately $1,200,000 in machinery and equipment in the ordinary course of business. Approximately $440,000 of the equipment purchases in the first six months of fiscal year 2010 was a financed licensing agreement for software through a note payable.
Financing Activities.
Cash provided by financing activities was $11,601,002 for the six months ended October 31, 2010, compared to cash used in financing activities of $4,923,833 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $13,300,068 under the credit facility. The additional working capital was required to support the increase in inventory.

Financing Transactions.
In January 2010, the Company entered into a senior secured credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility extends for two years, through January 8, 2012, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at October 31, 2010) or LIBOR plus two and three quarter percent (3.1% at October 31, 2010). The LIBOR rate has a floor of 0.35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million. The Company was in compliance with its financial covenants at October 31, 2010. As of October 31, 2010, there was a $28,425,126 outstanding balance under the credit facility and approximately $1,570,000 of unused availability.
The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The note bears interest at a fixed rate of 6.42% per year and is payable in sixty monthly installments. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of October 31, 2010 was $2,425,003. At October 31, 2009, there was $2,591,313 outstanding under a mortgage agreement with Bank of America.
On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. At October 31, 2010, the net book value of the equipment was $1,770,719.
On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions to purchase equipment (a lease finance agreement and a sale lease back agreement) with Wells Fargo Equipment Finance, Inc. totaling $1,150,582. The term of the lease finance agreement of $315,252 extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term under the sale lease back agreement of $835,330 extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. The net book value at October 31, 2010 for the equipment under the lease finance agreement and sale lease back agreement was $313,063 and $800,818, respectively. At October 31, 2010, the balance outstanding of Wells Fargo leases was $1,937,988.
At October 31, 2009, there was a $1,417,093 outstanding balance under capital leases with Bank of America. The Company has other capital leases with balances outstanding in the amount of $250,742 and $548,192 at October 31, 2010 and 2009, respectively.
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the six months ended October 31, 2010, resulted in a loss of approximately $11,900. During the first six months of fiscal year 2011, the Company’s U.S. operations paid approximately $7,530,000 to its foreign subsidiaries for services provided.

The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the next twelve months. There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist. In the event the business grows rapidly, the current economic climate continues for an extended period or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.
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
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2010. Our disclosure controls are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.
There has been no change in our internal control over financial reporting during the quarter ended October 31, 2010, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of October 31, 2010, the Company was not a party to any material legal proceedings.
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
The current challenging worldwide economic conditions could adversely affect the Company’s business and/or operating results through:
•	reduced sales,

•	increased operating costs,

•	customers’ inability to accurately forecast orders,

•	increased inventory carrying costs,

•	increased risk of uncollectible customer accounts receivable and unpaid customer inventory obligations,

•	limiting the Company’s access to affordable financing.
Sales:
If the current worldwide challenging economic condition continues, many of the Company’s customers may delay or reduce their orders. In addition, many of the Company’s customers may rely on credit financing in order to operate their businesses. If the negative conditions in the global credit markets reduce our customers’ access to credit, orders may decrease, which could result in lower revenue.
Operating Costs:
If the Company’s suppliers have difficulty obtaining credit required to finance their businesses, they may become unable to continue to manufacture, or supply the components used to manufacture, our customers’ products. These disruptions could decrease the Company’s revenue and increase operating costs, which could adversely affect the Company’s results of operations and financial condition.

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
Access to Credit:
If credit markets continue to tighten, the Company’s bank could be unwilling to extend the Company’s credit facility. The Company’s ability to finance its operations could be negatively affected in such an event. (see the Financing Transactions on page 14).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Removed and Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) Exhibits:
10.11	Third Amendment to the Credit Agreement between SigmaTron International, Inc. and Wells Fargo Bank, National Association, dated August 6, 2010, filed as Exhibit 10.11.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	SigmaTron International, Inc. press release dated September 13, 2010, filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 13, 2010, and incorporated herein by reference.

99.2	SigmaTron International, Inc. Employee and Director Bonus Plan dated November 1, 2010, filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2010, and incorporated herein by reference.

99.3	SigmaTron International, Inc. 2011 Officer Bonus Plan dated November 1, 2010, filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 4, 2010, and incorporated herein by reference.

SIGNATURES:
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead Gary R. Fairhead	December 14, 2010 Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer Linda K. Frauendorfer	December 14, 2010 Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)