Form 10-Q
period 2011-01-31
SIGMATRON INTERNATIONAL INC
filed 2011-03-14
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 14, 2011: 3,823,056

SigmaTron International, Inc.

SigmaTron International, Inc.
Consolidated Balance Sheets

	January 31,
	2011	April 30,
	(Unaudited)	2010
Current assets:
Cash	$3,044,438	$4,052,572
Accounts receivable, less allowance for doubtful accounts of $150,000 at January 31, 2011 and April 30, 2010	22,364,310	24,929,972
Inventories, net	46,343,136	37,406,056
Prepaid expenses and other assets	1,081,529	928,551
Deferred income taxes	1,847,013	1,844,188
Other receivables	231,948	171,593

Total current assets	74,912,374	69,332,932

Property, machinery and equipment, net	26,768,598	25,176,664

Other assets	681,345	822,341
Intangible assets, net of amortization of $2,532,585 and $2,406,329 at January 31, 2011 and April 30, 2010	237,415	363,671

Total assets	$102,599,732	$95,695,608

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$15,053,803	$20,479,495
Accrued expenses	1,906,499	1,786,360
Accrued wages	2,402,519	2,475,552
Income taxes payable	178,778	1,288,617
Notes payable — buildings	99,996	99,996
Notes payable — other	160,994	160,994
Capital lease obligations	999,689	874,116

Total current liabilities	20,802,278	27,165,130

Notes payable — bank, less current portion	25,897,930	15,125,058
Notes payable — buildings, less current portion	2,300,008	2,375,005
Notes payable — other, less current portion	67,081	187,826
Capital lease obligations, less current portion	1,079,663	569,240
Deferred rent	634,743	—
Deferred income taxes	2,446,722	2,610,142

Total long-term liabilities	32,426,147	20,867,271

Total liabilities	53,228,425	48,032,401

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,823,056 and 3,822,556 shares issued and outstanding at January 31, 2011 and April 30, 2010	38,231	38,226
Additional paid in capital	19,656,597	19,647,359
Retained earnings	29,676,479	27,977,622

Total stockholders’ equity	49,371,307	47,663,207

Total liabilities and stockholders’ equity	$102,599,732	$95,695,608

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	January 31,	January 31,	Nine Months Ended	Nine Months Ended
	2011	2010	January 31,	January 31,
	Unaudited	Unaudited	2011	2010
Net sales	$36,934,982	$30,599,499	$113,191,548	$87,493,820
Cost of products sold	33,519,936	27,219,708	100,892,328	78,570,880

Gross profit	3,415,046	3,379,791	12,299,220	8,922,940

Selling and administrative expenses	2,691,460	2,503,571	8,734,478	7,448,821

Operating income	723,586	876,220	3,564,742	1,474,119

Other (income) expense — net	—	(2,450)	(10,122)	(22,194)
Interest expense	318,983	214,310	878,070	649,713

Income from operations before income tax expense	404,603	664,360	2,696,794	846,600

Income tax expense	149,785	248,892	997,937	316,309

Net income	$254,818	$415,468	$1,698,857	$530,291

Earnings per share — basic	$0.07	$0.11	$0.44	$0.14

Earnings per share — diluted	$0.07	$0.11	$0.44	$0.13

Weighted average shares of common stock outstanding Basic	3,823,056	3,822,556	3,822,971	3,822,556

Weighted average shares of common stock outstanding Diluted	3,886,181	3,873,531	3,882,066	3,853,902

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2011	2010
	Unaudited	Unaudited
Operating activities:
Net income	$1,698,857	$530,291

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,457,775	3,004,229
Stock-based compensation	7,243	14,365
Deferred income taxes	(166,245)	1,083,665
Amortization of intangible assets	126,256	193,340
Loss (gain) from disposal or sale of machinery and equipment	8,637	(7,980)

Changes in operating assets and liabilities
Accounts receivable	2,565,662	(3,383,661)
Inventories	(8,937,080)	3,942,082
Prepaid expenses and other assets	(72,337)	211,248
Income Taxes receivable	—	(1,273,734)
Trade accounts payable	(4,018,120)	5,941,094
Deferred rent	634,743	—
Accrued expenses and payroll	47,106	(221,666)
Income taxes payable	(1,109,839)	—

Net cash (used in) provided by operating activities	(5,757,342)	10,033,273

Investing activities:
Purchases of machinery and equipment	(3,681,548)	(1,669,449)
Proceeds from sale of machinery and equipment	—	17,927

Net cash used in investing activities	(3,681,548)	(1,651,522)

Financing activities:

Proceeds from the issuance of common stock	2,000	—
Proceeds under capital lease obligations	—	1,287,407
Payments under capital lease obligations	(740,802)	(2,040,206)
Payments under term loan	—	(2,000,000)
Payments under other notes payable	(120,745)	(53,665)
Net proceeds (payments) under lines of credit	10,772,872	(3,701,218)
Change in bank overdraft	(1,407,572)	—
Proceeds under building notes payable	—	2,500,000
Payments under building notes payable	(74,997)	(2,661,438)

Net cash provided by (used in) financing activities	8,430,756	(6,669,120)

Change in cash	(1,008,134)	1,712,631
Cash at beginning of period	4,052,572	3,781,252

Cash at end of period	$3,044,438	$5,493,883

Supplementary disclosures of cash flow information
Cash paid for interest	$757,014	$635,205
Cash paid for income taxes, net of (refunds)	1,974,509	69,557

Non Cash Financing Activity:
The Company financed a licensing agreement through a note payable	—	$442,732
Purchase of machinery and equipment financed under capital leases	541,468	—
Purchase of machinery and equipment financed under sale lease back agreements	835,330	—
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
January 31, 2011
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
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
Note B — Inventories:
The components of inventory consist of the following:

	January 31,	April 30,
	2011	2010
Finished products	$12,329,086	$8,364,010
Work-in-process	2,111,136	1,925,880
Raw materials	31,902,914	27,116,166

	$46,343,136	$37,406,056

Note C — Earnings Per Share:
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010
Net income	$254,818	$415,468	$1,698,857	$530,291

Weighted-average shares
Basic	3,823,056	3,822,556	3,822,971	3,822,556
Effect of dilutive stock options	63,125	50,975	59,095	31,346

Diluted	3,886,181	3,873,531	3,882,066	3,853,902

Basic earnings per share	$0.07	$0.11	$0.44	$0.14

Diluted earnings per share	$0.07	$0.11	$0.44	$0.13
Options to purchase 500,807 and 502,037 shares of common stock were outstanding at January 31, 2011 and 2010, respectively. There were no options granted during the quarters ended January 31, 2011 and 2010, respectively.
Note D — Hayward, CA Operation Move:
During the second fiscal quarter of 2011, the Company relocated its Hayward, CA operation to Union City, CA. The Company incurred relocation expenses as a result of the move. The relocation expenses after tax for the nine month period ended January 31, 2011 was $562,206. Net income adjusted on a non-GAAP basis to exclude relocation expenses for the nine month period ended January 31, 2011 was $2,261,063. The non-GAAP basic and diluted earnings per share, as adjusted, for the nine month period ended January 31, 2011 was $0.58. The Company believes the relocation expense is a onetime event and the non-GAAP disclosure provides meaningful information regarding the Company’s results of operations.
In September 2010, the Company entered into a lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent recorded for the three and nine month periods ending January 31, 2011, was $129,933 and $216,554, respectively.

non-GAAP Reconciliation

Nine Months Ended
January 31, 2011
Income Reconciliation:

Net income before relocation expenses	$2,261,063

Relocation expenses — net of taxes	562,206

Net income	$1,698,857

EPS Reconciliation:

Income per common share — assuming dilution before relocation expenses	$0.58

Net income per common share — assuming dilution of relocation expenses	$(0.14)

Net income per common share — assuming dilution	$0.44

Weighted average number of common equivalent shares outstanding — assuming dilution	3,882,066

Note E — Financing Transaction:
In January 2010, the Company entered into a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility initially extended for two years, through January 8, 2012, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at January 31, 2011) or LIBOR plus two and three quarter percent (3.1% at January 31, 2011), which is paid monthly. The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million. On January 31, 2011, the Company and Wells Fargo agreed to extend the term of its credit facility through September 30, 2013 and amend a financial covenant. The Company was in compliance with its financial covenants at January 31, 2011. As of January 31, 2011, there was a $25,897,930 outstanding balance under the credit facility and approximately $4,100,000 of unused availability.
On November 29, 2010, the Company entered into a capital lease to purchase equipment with Wells Fargo Equipment Finance, Inc. totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. The net book value at January 31, 2011 was $220,795. At January 31, 2011, the balance outstanding on all Wells Fargo capital leases was $1,888,616.
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
Inventories — Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than that projected by management.
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
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. The Company does not enter into long-term purchase agreements with the majority of its major or single-source suppliers. The Company believes short-term purchase orders with its suppliers provide flexibility needed to source inventory based on the needs of its customers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers or increases in component cost could have a material impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. During the past several months the Company has experienced an increase in lead times for various types of components and raw material classes, due to vendor capacity issues. Going forward the Company expects continued pressure on its margins as raw material costs continue to increase and the Company has limited or delayed ability to pass along the increases to its customers. The Company will continue to work with our customers and vendors in efforts to reduce cost and to try to minimize the effect on margins. It also needs to grow revenue, diversify its markets served, which should help it manage the situation. However, some of its new programs will not be significant revenue contributors until later this calendar year.
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment or turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the nine months ended January 31, 2011 and 2010.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States economy specifically makes forecasting difficult, such difficulty is expected to continue for the balance of fiscal year 2011. The Company experienced an increase in demand during the quarter ended January 31, 2011 and the first nine months of fiscal year 2011 compared to the same period in the prior fiscal year. During the third fiscal quarter of 2011 revenues were lower than anticipated due to new programs with existing and new customers being delayed for various reasons, including customary calendar year end slow down due to the holidays and customers adjusting inventory levels.

Results of Operations:
Net Sales
Net sales increased for the three month period ended January 31, 2011 to $36,934,982 from $30,599,499 for the three month period ended January 31, 2010. Net sales increased for the nine months ended January 31, 2011 to $113,191,548 from $87,493,820 for the same period in the prior fiscal year. Sales volume increased for the three and nine month periods ended January 31, 2011 as compared to the same period in the prior year in the industrial electronics, fitness, telecommunications, semiconductor equipment and gaming marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the consumer electronics, appliance and life sciences marketplaces. The increase in revenue for the three and nine month periods ended January 31, 2011 is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up compared to the previous fiscal year. During the third fiscal quarter of 2011, revenues were lower than anticipated due to new programs with existing and new customers being delayed for various reasons, including customary calendar year end slow down due to the holidays and customers adjusting inventory levels.
Gross Profit
Gross profit increased during the three month period ended January 31, 2011 to $3,415,046 or 9.2% of net sales, compared to $3,379,791 or 11.1% of net sales for the same period in the prior fiscal year. Gross profit as a percent of net sales decreased for the three month period ended January 31, 2011 compared to the prior fiscal year. The decrease is a result of currency exchange losses of $229,459 due to the weakening dollar. The gross profit was also impacted by price concessions to customers. Gross profit increased for the nine month period ended January 31, 2011 to $12,299,220 or 10.9% of net sales, compared to $8,922,940 or 10.2% of net sales for the same period in the prior fiscal year. The increase in gross profit in total dollars and as a percent of net sales for the nine month periods ended January 31, 2011 compared to the prior periods is due to increased revenue levels, the mix of product shipped to various customers and continuing efforts to control operational costs. There can be no assurance that sales levels and gross margins will not decrease in future quarters. Going forward the Company expects continued pressure on its margins as raw material costs continue to increase and the Company has limited or delayed ability to pass along the increases to its customers. The Company will continue to work with our customers and vendors in efforts to reduce cost and to try to minimize the effect on margins.
Selling and Administrative Expenses
Selling and administrative expenses increased to $2,691,460 for the three month period ended January 31, 2011 compared to $2,503,571 in the same period in the prior fiscal year; however, the percentage of net sales represented by such expenses dropped to 7.3% of net sales from 8.2% of net sales, during those respective periods. Selling and administrative expenses increased to $8,734,478 for the nine month period ended January 31, 2011 compared to $7,448,821 in the same period in the prior fiscal year; however, the percentage of net sales represented by such expenses dropped to 7.7% of net sales from 8.5% of net sales, during those respective periods. The increase in total dollars of such expenses for the three month and nine month periods ended January 31, 2011, was approximately $447,550 and $1,595,189, respectively, and is primarily due to a restoration of salary reductions previously implemented in response to the downturn in business. Bonus expense, insurance, travel and professional fees also increased for the three and nine month periods ended January 31, 2011. The increase in selling and administrative expenses in total dollars for the three and nine month periods ended January 31, 2011 was partially offset by a decrease of approximately $259,660 and $309,530, respectively, in amortization expense, bank fees and other selling and administrative expenses.
Interest Expense
Interest expense increased to $318,983 for the three month period ended January 31, 2011 compared to $214,310 for the same period in the prior year. Interest expense for the nine month period ended January 31, 2011 was $878,070 compared to $649,713 for the same period in the prior year. The additional interest expense was attributable to the Company’s increased borrowings under its banking agreements, capital lease obligations, deferred financing costs and higher interest rates under its senior secured credit facility and mortgage. Interest expense for future quarters may increase if interest rates or borrowings, or both, continue to increase.
Taxes
The income tax expense from operations was $149,785 for the three month period ended January 31, 2011 compared to $248,892 for the same period in the prior fiscal year. Income tax expense from operations was $997,937 for the nine month period ended January 31, 2011 compared to $316,309 for the same period in the prior fiscal period. The Company’s effective tax rate was 37% for the nine month periods ended January 31, 2011 and 2010.
Net Income
Net income decreased to $254,818 for the three month period ended January 31, 2011 compared to $415,468 for the same period in the prior year. Net income increased to $1,698,857 for the nine months ended January 31, 2011 compared to $530,291 in the same period last year. Basic and diluted earnings per share for the third fiscal quarter of 2011 were both $0.07 compared to basic and diluted earnings per share of $0.11 for the same period in the prior year. Basic and diluted earnings per share for the nine months ended January 31, 2011 were both $0.44 compared to basic and diluted earnings per share of $0.14 and $0.13, respectively, for the same period in the prior year.
During the second fiscal quarter of 2011, the Company relocated its Hayward, CA operation to Union City, CA. The Company incurred relocation expenses as a result of the move. The relocation expenses after tax for the nine month period ended January 31, 2011 was $562,206. Net income adjusted on a non-GAAP basis to exclude relocation expenses for the nine month period ended January 31, 2011 was $2,261,063. The non-GAAP basic and diluted earnings per share, as adjusted, for the nine month period ended January 31, 2011 was $0.58. (See the non-GAAP Reconciliation on page 8).
Liquidity and Capital Resources:
Operating Activities.
Cash flow used in operating activities was $5,757,342 for the nine months ended January 31, 2011, compared to cash flow provided by operating activities of $10,033,273 for the same period in the prior year. During the first nine months of fiscal year 2011, cash flow used in operating activities was primarily the result of an increase in inventories of $8,937,080 due to raw material purchases to support increased demand for specific customers, rising inventory levels for other customers delaying shipments and the start up of new customer programs. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization, a decrease in income taxes payable, accounts payable and accounts receivable. The change in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business.
Cash flow provided by operating activities was $10,033,273 for the nine months ended January 31, 2010. During the first nine months of fiscal year 2010, cash flow provided by operating activities was a result of net income adjusted for the non-cash effect of depreciation and amortization, a decrease in inventory and an increase in accounts payable and net income. The decrease in inventory of $3,942,082 during the first nine months of fiscal year 2010 was the result of the slowing of inventory receipts due to customers’ decreased demand for product based on their forecasts, which we believe was attributable to the global economic slowdown and financial crisis. Net cash provided by operations during the first nine months of fiscal year 2010 was partially offset by a $3,383,661 increase in accounts receivable. The increase in accounts receivable was due to the timing of payments from a significant customer.
Investing Activities.
During the first nine months of fiscal year 2011, the Company purchased approximately $5,100,000 in machinery and equipment to be used in the ordinary course of business. Of the total purchases, approximately $541,500 and $835,000 of equipment purchases in the first nine months of fiscal year 2011 is financed under a capital lease and a sale lease back agreement, respectively. The balance of the purchases was funded by working capital. The Company expects to make additional machinery and equipment purchases of approximately $500,000 during the balance of fiscal year 2011.
During the first nine months of fiscal year 2010, the Company purchased approximately $2,000,000 in machinery and equipment in the ordinary course of business. Approximately $440,000 of the equipment purchases in the first nine months of fiscal year 2010 was a financed licensing agreement for software through a note payable.
Financing Activities.
Cash provided by financing activities was $8,430,756 for the nine months ended January 31, 2011, compared to cash used in financing activities of $6,669,120 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $10,772,872 under the credit facility. The additional working capital was required to support the increase in inventory.
Financing Transactions.
In January 2010, the Company entered into a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility initially extended for two years, through January 8, 2012, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (3.75% at January 31, 2011) or LIBOR plus two and three quarter percent (3.1% at January 31, 2011), which is paid monthly. The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million. On January 31, 2011, the Company and Wells Fargo agreed to extend the term of its credit facility through September 30, 2013 and amend a financial covenant. The Company was in compliance with its financial covenants at January 31, 2011. As of January 31, 2011, there was a $25,897,930 outstanding balance under the credit facility and approximately $4,100,000 of unused availability.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The note bears interest at a fixed rate of 6.42% per year and is payable in sixty monthly installments. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of January 31, 2011 was $2,400,004. As of January 8, 2010, the Company repaid the prior Bank of America mortgage which equaled $2,565,413, using proceeds from the Wells Fargo mortgage and senior secured credit facility.
On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. At January 31, 2011, the net book value of the equipment was $1,714,670.
On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions to purchase equipment (a lease finance agreement and a sale lease back agreement) with Wells Fargo Equipment Finance, Inc. totaling $1,150,582. The term of the lease finance agreement of $315,252 extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term under the sale lease back agreement of $835,330 extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. The net book value at January 31, 2011 for the equipment under the lease finance agreement and sale lease back agreement was $306,495 and $783,416, respectively.
On November 29, 2010, the Company entered into a capital lease to purchase equipment with Wells Fargo Equipment Finance, Inc. totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. The net book value at January 31, 2011 was $220,795. At January 31, 2011, the total balance outstanding on all Wells Fargo capital leases was $1,888,615.
The Company has two other capital leases with balances outstanding in the amount of $190,737 and $458,421 at January 31, 2011 and 2010, respectively.
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the nine months ended January 31, 2011, resulted in a loss of approximately $241,300. During the first nine months of fiscal year 2011, the Company’s U.S. operations paid approximately $11,880,000 to its foreign subsidiaries for services provided.
The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the next twelve months. There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist. In the event the business grows rapidly, the current economic climate deteriorates or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.

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
Item 4. Controls and Procedures.
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2011. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.
There has been no change in our internal control over financial reporting during the quarter ended January 31, 2011, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of January 31, 2011, the Company was not a party to any material legal proceedings.
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
Operating Costs:
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a smaller number of suppliers. The loss of any such suppliers could have a material impact on the Company’s result of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. In fiscal year 2011, the Company experienced an increased in lead times for various types of components due to industry-wide shortages of electronic components and the shortages may continue to occur due to increased demand. Increased demand for components and rising commodity prices have resulted in upward pricing pressures from the Company’s supply chain, which has and could continue to affect its results of operations. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the needs of its customers, which constantly change.

Inventory Carrying Costs:
The current economic environment and market instability make it increasingly difficult for the Company’s customers to accurately forecast future order trends. This condition could result in customers pushing back their product order acceptance schedules, which could result in increased inventory carrying costs. The increased carrying costs could have a negative impact on the Company’s financial results.
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

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 14, 2011

Gary R. Fairhead President and CEO (Principal Executive Officer)	Date

/s/ Linda K. Frauendorfer	March 14, 2011

Linda K. Frauendorfer Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date