Form 10-K
period 2011-04-30
SIGMATRON INTERNATIONAL INC
filed 2011-07-19
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended April 30, 2011.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes   ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $17,919,601 based on the closing sale price of $5.58 per share as reported by Nasdaq Capital Market as of such date.
The number of outstanding shares of the registrant’s Common Stock, as of July 19, 2011, was 3,864,274.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2011 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

PART 1

ITEM 1.	BUSINESS
CAUTIONARY NOTE:
     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex S.A. de C.V., and SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan (collectively the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; the expenses and savings from the relocation of our Hayward, California facility to Union City, California; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.
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
     The Company operates manufacturing facilities in Elk Grove Village, Illinois; Union City, California; Acuna and Tijuana, Mexico; and Suzhou-Wujiang, China. The Company maintains materials sourcing offices in Elk Grove Village, Illinois; Union City, California; and Taipei, Taiwan. The Company also has warehouses in Del Rio, Texas.
     The Company experienced pricing pressures from both its customer and vendors and its margins continued to be reduced in fiscal 2011, specifically in the second half of fiscal 2011. The Company unfortunately sees this trend continuing for the balance of calendar year 2011.
     During fiscal 2011 the Company relocated its California operation from Hayward to Union City without disruption in support for its customers. The new plant layout has increased productivity and assisted in attracting interest from many new customers including some in the aviation, defense and medical markets. The Company will continue to target these markets in fiscal 2012. The Company has gained new customers at all locations during fiscal 2011 and in most cases has started production. Most production launches were later than expected, but show promise and the Company believes they will assist with increasing revenues and profits in fiscal 2012.
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
     Manufacturing and Related Services. The Company offers comprehensive production and testing capabilities across all business units to standardize processes and procedures. Each of its sites is linked together using the same ERP system and real-time on-line visibility.
     The Company is strategically located to support our customers with their New Product Introduction (“NPI”), Prototypes to Volume Production. With locations in Elk Grove Village, Illinois; Union City, California; Acuna and Tijuana, Mexico; Del Rio, Texas; Suzhou-Wujiang, China; and Taipei, Taiwan, the Company is able to support our customers’ needs with our broad range of services including design for manufacturability (“DFM”), design for testability (“DFT”), printed circuit board assemblies, test, box-build, and system integration. The Company’s ability to transition manufacturing to a lower cost region without jeopardizing flexibility and service differentiate it from the competition. Manufacturing certifications include ISO 9001:2008, medical ISO 13485:2003, Aerospace AS9100B and International Traffic in Arms Regulations (“ITAR”) certifications.
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
Markets and Customers
     The Company’s customers are in the appliance, gaming, industrial electronics, fitness, medical/life sciences, semiconductor, telecommunications and consumer electronics industries. As of April 30, 2011, the Company had approximately 100 active customers ranging from Fortune 500 companies to small, privately held enterprises.

     The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

		Percent of Net Sales
		Fiscal	Fiscal
	Typical	2010	2011
Markets	OEM Application	%	%
Appliances	Household appliance controls	47.5	37.3
Industrial Electronics	Motor controls, power supplies, lighting ballasts, scales, joysticks	25.9	34.0
Fitness	Treadmills, exercise bikes, cross trainers	13.9	16.0
Telecommunications	Routers, communication	4.9	3.2
Gaming	Slot machines, lighting displays	3.2	4.3
Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.3	2.9
Medical/Life Sciences	Clinical diagnostic systems and instruments	1.8	1.5
Consumer Electronics	Battery backup sump pumps, electric bikes	0.5	0.8
Total		100%	100%

     For the fiscal year ended April 30, 2011, Spitfire Controls, Inc. and Life Fitness, Inc. accounted for 24.0% and 16.0%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2010, Spitfire Controls, Inc. and Life Fitness, Inc. accounted for 33.4% and 13.9%, respectively, of the Company’s net sales. Although the Company does not have long term contracts with these two customers, the Company expects that these customers will continue to account for a significant percentage of the Company’s net sales, although the individual percentages may vary from period to period.
Sales and Marketing
     The Company markets its services through 13 independent manufacturers’ representative organizations that together currently employ approximately 38 sales personnel in the United States and Canada. Independent manufacturers’ representatives organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. The members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 6 direct sales employees.
     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2011 and 2010.

     In the past, the timing and rescheduling of orders has caused the Company to experience significant quarterly fluctuations in its revenue and earnings, and the Company expects such fluctuations to continue.
Mexico and China Operations
     The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 859 employees at April 30, 2011. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 140 employees at April 30, 2011. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.
     The Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronics Co., Ltd., is located in Wujiang, China. Wujiang is located approximately 15 miles south of Suzhou, China and 60 miles west of Shanghai, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. SigmaTron China operates at this site as the Company’s wholly-owned foreign enterprise. At April 30, 2011, this operation had 272 employees.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2011 resulted in a foreign currency loss of approximately $158,000. In fiscal year 2011, the Company’s U.S. operations paid approximately $15,250,000 to its foreign subsidiaries for services provided.
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
Consolidation
     As a result of consolidation and other transactions involving competitors and other companies in the Company’s markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements, financing arrangements or other types of transactions. In the future, the Company may choose to enter into these types of or other transactions at any time depending on available sources of financing, and such transactions could have a material impact on the Company’s business, financial condition or operations.
Governmental Regulations
     The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations. Effective mid-2006, the Company’s customers were required to be in compliance with the European Standard of RoHS directive for all of their products that ship to the European marketplace. The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations.
Backlog
     The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. Historically customers rescheduled or cancelled firm orders and consequently there is little or no financial significance between forecasted orders or firm orders. The Company has eliminated the distinction in its accounting system between the two types of orders. The Company’s backlog of forecasted and firm orders as of April 30, 2011 and 2010 was approximately $108,300,000 and $99,100,000, respectively. The Company estimates its firm orders at April 30, 2011 and 2010 to be $64,620,000 and $59,000,000, respectively. The Company anticipates a significant portion of the backlog at April 30, 2011 will ship in fiscal 2012. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.
Employees
     The Company employed approximately 1,780 people as of April 30, 2011, including 134 engaged in engineering or engineering-related services, 1,372 in manufacturing and 274 in administrative and marketing functions.
     The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2012. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on January 31, 2012. The Company’s subsidiary located in Tijuana Mexico, has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date.
     Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.

Executive Officers of the Registrants

Name	Age	Position

Gary R. Fairhead	59	President and Chief Executive Officer. Gary R. Fairhead has been the President of the Company since January 1990. Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	50	Chief Financial Officer, Vice President Finance, Treasurer and Secretary since February 1994.

Gregory A. Fairhead	55	Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President — Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	50	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	62	Vice President, Acuna Operations since 2007. Vice President — China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	56	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operation from 2001 until 2005.

Hom-Ming Chang	51	Vice President, China Operation since 2007. Vice President — Hayward Materials / Test / IT from 2005 — 2007. Vice President of Engineering, Fremont Operation from 2001 to 2005.

ITEM 1A.	RISK FACTORS
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
     There is no assurance that the Company will be able to retain or renew its credit agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.
     In January 2010, the Company entered into a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $25 million. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million. On January 31, 2011, the Company and Wells Fargo agreed to extend the term of its credit facility through September 30, 2013 and amend a financial covenant. The Company was in compliance with its financial covenants at April 30, 2011.

As of April 30, 2011, there was a $22,000,000 outstanding balance under the credit facility and $8,000,000 of unused availability.
Adverse changes in the economy or political conditions could negatively impact the Company’s business, results of operations and financial condition.
     The Company’s sales and gross margins depend significantly on market demand for its customers’ products. The uncertainty in the U.S., and international economic and political environment could result in a decline in demand for our customers’ products in any industry. Further, any adverse changes in tax rates and laws affecting our customers could result in decreasing gross margins. Any of these factors could negatively impact the Company’s business, results of operations and financial condition.
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
     The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. Some of these factors include:
•	changes in sales mix to customers

•	changes in availability and rising component cost

•	volume of customer orders relative to capacity

•	market demand and acceptance of our customers’ products

•	price erosion within the EMS marketplace

•	capital equipment requirements needed to remain technologically competitive

•	volatility in the U.S., and international economy and financial markets
The Company’s customer base is concentrated.
     Sales to the Company’s five largest customers accounted for 62% and 68% of net sales for the fiscal years ended April 30, 2011 and 2010, respectively. The Company’s two largest customers accounted for 24.0% and 16.0% of net sales for the fiscal year ended April 30, 2011 compared to 33.4% and 13.9% of net sales for the fiscal year ended April 30, 2010. Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.
     The Company has a significant amount of trade accounts receivable from some of its customers due to customer concentration. If any of the Company’s customers have financial difficulties, the Company could encounter delays or defaults in the payment of amounts owed. This could have a significant adverse impact on the Company’s results of operations and financial condition.
Most of the Company’s customers do not commit to long-term production schedules, which makes it difficult to schedule production and achieve maximum efficiency at the Company’s manufacturing facilities and to manage inventory levels.
     The volume and timing of sales to the Company’s customers may vary due to:
•	customers’ attempts to manage their inventory

•	variation in demand for the Company’s customers’ products

•	design changes, or

•	acquisitions of or consolidation among customers

     Many of the Company’s customers do not commit to firm production schedules. The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers. Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in our customers’ demand, adversely affecting the Company’s results of operations, and resulting in higher inventory levels.
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
Our customers have competitive challenges, including rapid technological changes, pricing pressure and decreasing demand from their customers, which could adversely affect their business and the Company’s.
     Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company. These factors include:
•	increase competition among our customers and their competitors

•	the inability of our customers to develop and market their products

•	recessionary periods in our customers’ markets

•	the potential that our customers’ products become obsolete

•	our customers’ inability to react to rapidly changing technology
     Any such factor or a combination of factors could negatively impact our customers’ need for or ability to pay for, our products, and the Company’s results of operations could be affected.
Customer relationships with start-up companies present more risk.
     Customer relationships with start-up companies may present more risk due to the lack of product history. Slow market acceptance of their products could result in demand fluctuations causing inventory levels to rise. Further, the current economic environment could make it difficult for such emerging companies to obtain additional funding. This may result in additional credit risk including, but not limited to the collection of trade account receivables and payment for their inventory. If the Company does not have adequate allowances recorded, the results of operations may be negatively affected. A small portion of the Company’s current customer base is with start-up companies.
The Company faces intense industry competition and downward pricing pressures.
     The EMS industry is highly fragmented and characterized by intense competition. Many of the Company’s competitors have greater experience, as well as greater manufacturing, purchasing, marketing and financial resources than the Company.
     Competition from existing or potential new competitors may have a material adverse impact on the Company’s business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company’s competitors or significant pricing pressures from its customers could adversely affect the Company’s business, financial condition, and results of operations.

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
     The Company also has an operation in China. Therefore, the Company’s business and results of operations are dependent upon numerous related factors, including the stability of the Chinese economy, the political climate in China and China’s relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in China, and the ability to identify, hire, train and retain qualified personnel and operating management in China.
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
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not believe that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. Controls can provide only reasonable assurance that the procedures will meet the control objectives. Controls are limited in their effectiveness by human error, including faulty judgments in decision-making. Further, controls can be circumvented by collusion of two or more people or by management override of controls. Because of the limitations of a cost-effective control system, error and fraud may occur and not be detected.
There is a risk of fluctuation of various currencies integral to the Company’s operations.
     The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company’s results of operations and performance. The impact of currency fluctuation for the year ended April 30, 2011 resulted in a currency loss of approximately $158,000. These fluctuations are expected to continue and could become material and have a negative impact on the Company’s results of operations. The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.
The availability of raw components or an increase in their price may affect the Company’s operations and profits.
     The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. In fiscal year 2011, the Company experienced an increase in lead times for various types of components due to industry-wide shortages of electronic components and the shortage may continue to occur due to increased demand. Increased demands for components and rising commodity prices have resulted in upward pricing pressure from the Company’s supply chain, which has affected and could continue to affect our results of operations. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.
The Company depends on management and skilled personnel.
     The Company depends significantly on its President and other executive officers. The Company’s employees generally are not bound by employment agreements and the Company cannot assure that it will retain its executive officers or skilled personnel. The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company’s EMS business will require that the Company attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company’s ability to remain competitive in the future.
Favorable labor relations are important to the Company.
     The Company currently has labor union contracts with its employees constituting approximately 56% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.
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
     The Company pays interest on outstanding borrowings under its senior secured credit facility and certain other long-term debt obligations at interest rates that fluctuate. An adverse change in the Company’s interest rates could have a material adverse effect on its results of operations.
Changes in securities laws and regulations may increase costs.
     The Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. More recently the Dodd-Frank Wall Street Reform and Consumer Protection Act will require changes to our corporate governance, compliance practices and securities disclosures. The Company expects increased costs related to these new regulations, including, but not limited to, legal, financial and accounting costs. Further the Company anticipates it will be more difficult and more expensive to obtain director and officer liability insurance. These developments may result in the Company having difficulty in attracting and retaining qualified members of the board or qualified officers. Further, the costs associated with the compliance with and implementation of procedures under these laws and related rules could have a material impact on the Company’s results of operations.
Inadequate internal control over financial reporting could result in a reduction in the value of our common stock.
     If the Company identifies and reports a material weakness in its internal control over financial reporting, shareholders and the Company’s lenders could lose confidence in the reliability of the Company’s financial statements. This could have a material adverse impact on the value of the Company’s stock and the Company’s liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     At April 30, 2011, the Company had manufacturing facilities located in Elk Grove Village, Illinois; Union City, California; Acuna and Tijuana, Mexico and Suzhou-Wujiang, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois, Acuna, Mexico, Union City, California, and Taipei, Taiwan offices.
     Certain information about the Company’s manufacturing, warehouse and purchasing facilities is set forth below:

	Square		Owned/
Location	Feet	Services Offered	Leased
Suzhou-Wujiang, China	147,500	High volume assembly, and testing of PTH and SMT, box-build, BGA	*
Union City, CA	117,000	Assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Leased
Elk Grove Village, IL	124,300	Corporate headquarters, assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Owned
Acuna, Mexico	115,000	High volume assembly, and testing of PTH and SMT, box-build	Owned **
Del Rio, TX	44,000	Warehousing, portion of which is bonded	Leased
Tijuana, Mexico	67,700	High volume assembly, and testing of PTH and SMT, box-build	Leased
Taipei, Taiwan	4,685	Materials procurement, alternative sourcing assistance and quality control	Leased

*	The Company’s Suzhou-Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**	A portion of the facility is leased and the Company has an option to purchase it.
     The Union City, California and Tijuana, Mexico properties and a portion of the Del Rio, Texas properties are occupied pursuant to leases of the premises. The lease agreements for the Del Rio, Texas properties expire December 2015. The lease agreement for the California property expires March 2021. The

Tijuana, Mexico leases expire June 2012. The Company’s manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased. The Company has an option to buy the leased portion of the facility in Acuna, Mexico. The property in Elk Grove Village, Illinois is financed under a separate mortgage loan agreement, the final payment on which is January 2015. The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.	LEGAL PROCEEDINGS
     As of April 30, 2011, the Company was not a party to any material legal proceedings.
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

ITEM 4.	REMOVED AND RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2011, and 2010.
Common Stock as Reported
by NASDAQ

Period	High	Low

Fiscal 2011:
Fourth Quarter	$8.94	$5.03
Third Quarter	7.44	5.34
Second Quarter	6.90	5.40
First Quarter	7.23	4.89

Fiscal 2010:
Fourth Quarter	$7.44	$5.44
Third Quarter	6.85	3.15
Second Quarter	3.79	2.05
First Quarter	2.44	1.41

     As of July 15, 2011, there were approximately 54 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,406 beneficial owners of the Company’s common stock.
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
     As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex S.A. de C.V., and SigmaTron International Trading Co., and its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan (collectively the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; the expenses and savings from the relocation of our Hayward, California facility to Union City, California; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.
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
     The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. In fiscal year 2011, the Company experienced an increase in lead times for various types of components due to industry-wide shortages of electronic components and the shortage may continue to occur due to increased demand. Increased demands for components and rising commodity prices have resulted in upward pricing pressure from the Company’s supply chain, which has and could continue to affect our results of operations. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the needs of its customers, which constantly change.
     Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment and turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the year ended April 30, 2011.
     In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general and the United States economy specifically makes forecasting difficult. Short-term customer demands remain volatile. The Company experienced pricing pressures from both its customer and vendors and its margins continued to be reduced in fiscal 2011, specifically in the second half of fiscal 2011. The Company unfortunately sees this trend continuing for the balance of calendar year 2011.
     During fiscal 2011 the Company relocated its California operation from Hayward to Union City without disruption in support for its customers. The new plant layout has increased productivity and assisted in attracting interest from many new customers including some in the aviation, defense and medical markets. The Company will continue to target these markets in fiscal 2012. The Company has gained new customers at all locations during fiscal 2011 and in most cases has started production. The production launches were later than expected, but show promise and the Company believes they will assist with increasing revenues and profits in fiscal 2012.

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
     Revenue Recognition — Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Consignment finished goods inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the consignment inventory is shipped to the customer, if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for storing the consignment inventory. The Company from time to time may ship finished goods from its facilities which is also the same point that title passes under the terms of the purchase order and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives, (although the Company has negotiated longer warranty terms in certain instances). The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.
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
     Impairment of Long-Lived Assets — The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.
     Income Tax — The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 — “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense assessment.
     Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinue operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.
     Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not presently aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.
     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.
     FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company recognizes tax liabilities in accordance with ASC Topic 740 and the Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
New Accounting Standards:
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance was effective for fiscal years beginning on or after July 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations and financial condition.
     In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging”. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance was effective on August 1, 2010 for the Company. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.
     In December 2010, the FASB issued authoritative guidance regarding ASC No. 805, “Business Combinations,” on the disclosure of supplementary pro forma information for business combinations. ASC No. 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

     In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which will first be applicable to the Company’s fiscal quarter beginning February 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
Results of Operations:
FISCAL YEAR ENDED APRIL 30, 2011 COMPARED
TO FISCAL YEAR ENDED APRIL 30, 2010
     The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2011	2010

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	89.6	88.8
Selling and administrative expenses	7.6	8.8

Total operating expenses	97.2	97.6

Operating income	2.8%	2.4%

     Net sales increased 23.9% to $151,728,084 in fiscal year 2011 from $122,476,340 in the prior year. The Company’s sales increased in fiscal year 2011 in fitness, gaming, medical/life sciences, industrial and consumer electronics and semiconductor marketplaces as compared to the prior year. The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the appliance and telecommunications marketplaces. The increase in net sales for the fiscal year 2011 is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up compared to the previous fiscal year.
     The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition. Sales to the Company’s five largest customers accounted for 62% and 68% of net sales for fiscal years 2011 and 2010, respectively.
     Gross profit increased to $15,787,206 of net sales in fiscal year 2011 compared to $13,757,237 of net sales in the prior year. The increase in the Company’s gross profit in total dollars is due to increased revenue levels, the mix of product shipped to various customers and the continuing efforts to control operational costs. Gross profit as a percent of net sales decreased to 10.4% in fiscal year 2011 compared to 11.2% in the prior fiscal year. The Company has experienced pricing pressures from both its customer and vendors and its margins continued to be reduced in fiscal 2011, specifically in the second half of fiscal 2011. The Company unfortunately sees this trend continuing for the balance of calendar year 2011. Gross profit was negatively affected by foreign currency losses of $157,971 in fiscal year 2011 compared to $276,000 in the prior year. In fiscal year 2011, the Company incurred relocation expenses of approximately $892,000 which negatively impacted the gross profit.
     Selling and administrative expenses increased in fiscal year 2011 to $11,460,908 compared to $10,826,880 in fiscal year 2010; however, the percentage of net sales represented by such expenses decreased to 7.6% of net sales in fiscal year 2011 compared to 8.8% of net sales in the prior fiscal year. The decrease in selling and administrative expense as a percentage of net sales is due to the increased sales volume in fiscal year 2011 compared to fiscal year 2010. The dollar increase in specific categories of such expenses for fiscal year 2011 was approximately $1,150,820 and is primarily due to a restoration of salary reductions previously implemented in response to the downturn in business. Insurance, travel and professional fees also increased for fiscal year 2011. These increases in selling and administrative expenses for fiscal year 2011 were partially offset by a decrease of $516,792 in amortization expense, bank fees and other selling and administrative expenses, resulting in selling and administrative expenses increasing by a net amount of $634,028.
     In fiscal year 2010, the Company filed an insurance claim due to damage incurred at one of its buildings. The claim was settled in April 2010 and the Company recorded a gain from this involuntary conversion of $1,233,830 which was included in other income on the consolidated statement of income for the year ended April 30, 2010. The insurance proceeds not representing the reimbursement of expenses were classified as an investing cash flow in the statement of cash flows for the year ended April 30, 2010. The Company did not record any additional proceeds, gains or losses related to this settlement.
     Interest expense increased to $1,154,352 in fiscal year 2011 compared to $821,263 in fiscal year 2010. The interest expense increased due to increased borrowings under the Company’s banking agreements, capital lease obligations, deferred financing costs and higher interest rates under the Company’s senior secured credit facility and mortgage. Interest expense for fiscal year 2012 may increase if interest rates or borrowings, or both, increase during fiscal year 2012.
     In fiscal year 2011, income tax expense was $1,203,514 compared to $1,120,786 in income tax expense in fiscal year 2010. The effective tax rate for the years ended April 30, 2011 and 2010 was 37.8% and 33.3%, respectively. The increase in the effective tax rate for the year ended April 30, 2011 is primarily due to a deemed dividend from one of the Company’s foreign entities and an increase in state income taxes.
     The Company reported net income of $1,978,034 in fiscal year 2011 compared to a net income of $2,244,543 for fiscal year 2010. Basic and diluted earnings per share were $0.52 and $0.51, respectively, for fiscal year 2011 compared to basic and diluted earnings per share of $0.59 and $0.58, respectively, for the year ended April 30, 2010.
     During the second quarter of the 2011 fiscal year, the Company relocated its Hayward, CA operation to Union City, CA. The new plant layout has increased productivity and assisted in attracting interest from many new customers including some in the aviation, defense and medical markets. The Company will continue to target these markets in fiscal 2012. The Company incurred relocation expenses as a result of the move. Relocation expenses of $892,391 were recorded as a component of cost of products sold, which consists primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the Hayward facility. The related after tax amount was $562,206. Net income adjusted on a non-GAAP basis to exclude relocation expenses for fiscal year 2011 was $2,540,240. The non-GAAP basic and diluted earnings per share, as adjusted, for fiscal year 2011 was $0.66 and $0.65, respectively. The Company believes the relocation expense is a onetime event and the non-GAAP disclosure provides meaningful information regarding the Company’s results of operations.

non-GAAP Reconciliation

Twelve Months
Ended
April 30, 2011
Income Reconciliation:

Net income before relocation expenses	$2,540,240

Relocation expenses — net of tax effect	562,206

Net income	$1,978,034

EPS Reconciliation:

Income per common share — assuming dilution before relocation expenses	$0.65

Net income per common share — assuming dilution of relocation expenses net of tax	($0.14)

Net income per common share — assuming dilution	$0.51

Weighted average number of common equivalent shares outstanding — assuming dilution	3,890,949

Liquidity and Capital Resources:
Operating Activities.
     Cash flow used in operating activities was $185,067 for the fiscal year ended April 30, 2011, compared to cash flow provided by operating activities of $8,061,036 for the prior fiscal year. Cash flow used in operating activities in fiscal year 2011 was primarily the result of an increase in inventories of $7,615,784 due to raw material purchases to support increased demand for specific customers, increasing inventory levels for other customers delaying shipments and the start up of new customer programs. Income taxes paid and a decrease in accounts payable also contributed to fiscal year 2011 cash outflows. Net cash used in operations in fiscal year 2011 was partially offset by net income, the non-cash effect of depreciation and amortization, and a decrease in accounts receivable. The decrease in accounts receivable of $1,374,307 and accounts payable of $241,294 was due to timing of receipts and payments in the ordinary course of business.
     Cash flow provided by operating activities was $8,061,036 for the year ended April 30, 2010. Cash flow provided by operating activities in fiscal year 2010 was primarily the result of net income adjusted for the non-cash effect of depreciation and amortization and an increase in trade accounts payable of $9,491,228. Trade accounts payable increased due to increased purchases of raw material. Net cash provided by operations in fiscal year 2010 was partially offset by an increase in accounts receivable of $8,144,893 due to increased sales volume in the fourth quarter of fiscal 2010 and timing of cash receipts from a significant customer. The Company’s inventories increased by $1,358,301 due to increased demand for product in the fourth quarter of fiscal year 2010.
Investing Activities.
     In fiscal year 2011, the Company purchased approximately $4,900,000 in machinery and equipment to be used in the ordinary course of business. Of the total purchases, $835,300 of equipment purchases for fiscal year 2011 is financed under a sale lease back agreement. In addition, there was approximately $541,500 of equipment financed under a capital lease agreement. The Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2012 of approximately $3.9 million.

     During fiscal year 2010, the Company filed an insurance claim due to damage incurred at one of its buildings. The claim was settled in April 2010 and the Company recorded a gain from this involuntary conversion of $1,233,830 which was included in other income on the consolidated statement of income for the year ended April 30, 2010. These insurance proceeds were classified as an investing cash flow in the statement of cash flows for the year ended April 30, 2010. The Company did not record any additional proceeds, gains or losses related to this settlement.
     In fiscal year 2010, the Company purchased approximately $3,000,000 in machinery and equipment for various operating facilities. Approximately $440,000 of the purchases was financed through a note payable pursuant to a software license agreement.
Financing Activities.
     Cash provided by financing activities was $5,190,678 for the fiscal year ended April 30, 2011, compared to cash used in financing activities of $6,444,673 in fiscal year 2010. Cash provided by financing activities in fiscal year 2011 was primarily the result of increased borrowings of $6,874,942 under the credit facility. The additional working capital was required to support the increase in inventory. Cash used in financing activities in fiscal year 2010 relates to net payments made to reduce the balance outstanding under the Company’s banking and lease agreements.
Debt.
     In January 2010, the Company entered into a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility initially extended for two years, through January 8, 2012, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (effectively, 3.75% at April 30, 2011) or LIBOR plus two and three quarter percent (effectively, 3.1% at April 30, 2011), which is paid monthly. The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million. On January 31, 2011, the Company and Wells Fargo agreed to extend the term of its credit facility through September 30, 2013 and to amend a financial covenant. The Company was in compliance with its financial covenants at April 30, 2011 and 2010. As of April 30, 2011, there was a $22,000,000 outstanding balance under the credit facility and $8,000,000 of unused availability.
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
     Prior to January 2010, the Company had a term loan with Bank of America with an outstanding balance at January 7, 2010 of $1,500,000. The term loan required quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. On January 8, 2010, the Company repaid this debt using proceeds from the credit facility from Wells Fargo.
     The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of April 30, 2011 was $2,375,005.
     On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extends to

January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. At April 30, 2011, $493,977 was outstanding under the lease agreement and the net book value of the equipment was $1,658,621.
     On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale lease back agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement of $315,252 extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale lease back agreement of $835,330 extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At April 30, 2011, $750,408 and $290,973 was outstanding under the lease finance and sale lease back agreements, respectively. The net book value at April 30, 2011 for the equipment under the lease finance agreement and sale lease back agreement was $299,927 and $766,013, respectively.
     On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. The net book value of the equipment under this lease at April 30, 2011 was $216,082. At April 30, 2011, the balance outstanding under the capital lease agreement was $211,717.
     The total amount outstanding at April 30, 2011 for the above four equipment lease transactions was $1,747,075. The Company has two other capital leases. The total net book value of the equipment under these leases at April 30, 2011 was $651,726. The outstanding balance at April 30, 2011 and 2010 was $129,368 and $366,781, respectively.
     The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2011, resulted in a foreign currency loss of approximately $158,000. In fiscal year 2011, the Company’s U.S. operations paid approximately $15,250,000 to its foreign subsidiaries for services provided. The Company has not provided U.S. deferred taxes for a significant portion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution. Should the tax law to repatriate dividends change, the Company may reconsider its plan.
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
Contractual Obligations and Commercial Commitments:
     As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The response to this item is included in Item 15(a) of this Report.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls:
     Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) an 15(d)-15(e)) as of April 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2011.
Internal Controls:
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of April 30, 2011.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     There has been no change in our internal control over financial reporting during the quarter ended April 30, 2011, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2011.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1
The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

Index to Exhibits
(a) 2
(a) 3 and (b)

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994.

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000.

10.1	Form of 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.2	Form of Incentive Stock Option Agreement for the Company’s 1993 Stock Option Plan , incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.3	Form of Non-Statutory Stock Option Agreement for the Company’s 1993 stock Option Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.4	2000 Outside Directors’ Stock Option Plan, incorporated herein by reference to Appendix 1 to the Company’s 2000 Proxy Statement filed on August 21, 2000.*

10.5	2004 Directors’ Stock Option Plan, incorporated herein by reference to Appendix C to the Company’s 2004 Proxy Statement filed on August 16, 2004.*

10.6	2004 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.7	Change in Control Plan dated May 30, 2002, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended April 30, 2005.*

10.8	Credit Agreement between SigmaTron International, Inc. and Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2010.

10.9	Revolving Line of Credit Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010 incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2010.

10.10	Promissory Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 14, 2010.

10.11	Third Amendment to the Credit Agreement between SigmaTron International, Inc. and Wells Fargo Bank, National Association, dated August 6, 2010, incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on December 14, 2010.

10.12	SigmaTron International, Inc. Employee and Director Bonus Plan dated November 1, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2010.*

10.13	SigmaTron International, Inc. 2011 Officer Bonus Plan dated November 1, 2010, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 4, 2010.*

21.0	Subsidiaries of the Registrant, incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended April 30, 2007, filed on July 24, 2007.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2011).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

*	Indicates management contract or compensatory plan.

**	Filed herewith
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
Gary R. Fairhead, President and Chief Executive Officer, Principal Executive Officer and Director Dated: July 19, 2011

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

Signature	Title	Date

/s/ John P. Chen John P. Chen	Chairman of the Board of Directors	July 19, 2011

/s/ Gary R. Fairhead Gary R. Fairhead	President and Chief Executive Officer, (Principal Executive Officer) and Director	July 19, 2011

/s/ Linda K. Frauendorfer Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 19, 2011

/s/ Thomas W. Rieck Thomas W. Rieck	Director	July 19, 2011

/s/ Dilip S. Vyas Dilip S. Vyas	Director	July 19, 2011

/s/ Carl A. Zemenick Carl A. Zemenick	Director	July 19 2011

Financial statement schedules are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SigmaTron International, Inc.
Elk Grove, Illinois
We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP
Chicago, Illinois
July 19, 2011

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 30,
ASSETS

	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$4,138,102	$4,052,572
Accounts receivable, less allowance for doubtful accounts of $150,000 at April 30, 2011 and 2010	23,549,065	24,929,972
Inventories, net	45,021,840	37,406,056
Prepaid expenses and other assets	922,345	928,551
Refundable income taxes	427,512	—
Deferred income taxes	1,499,915	1,844,188
Other receivables	273,943	171,593

Total current assets	75,832,722	69,332,932

PROPERTY, MACHINERY AND EQUIPMENT, NET	26,189,150	25,176,664

OTHER LONG-TERM ASSETS
Customer relationships, net of amortization of $2,570,325 and $2,406,329 at April 30, 2011 and 2010, respectively	199,675	363,671
Miscellaneous	645,864	822,341

Total other long-term assets	845,539	1,186,012

TOTAL ASSETS	$102,867,411	$95,695,608

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
April 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010

CURRENT LIABILITIES
Trade accounts payable	$18,830,629	$19,071,923
Bank overdraft	—	1,407,572
Accrued expenses	1,065,203	916,280
Accrued payroll	3,266,766	3,345,632
Income taxes payable	—	1,288,617
Current portion of long-term debt	260,990	260,990
Current portion of capital lease obligations	832,262	874,116

Total current liabilities	24,255,850	27,165,130

LONG-TERM DEBT, LESS CURRENT PORTION	24,301,841	17,687,889

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	1,044,181	569,240

DEFERRED RENT	722,559	—

DEFERRED INCOME TAXES	2,799,403	2,610,142

Total liabilities	53,123,834	48,032,401

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,864,274 and 3,822,556 shares issued and outstanding at April 30, 2011 and 2010, respectively	38,643	38,226
Capital in excess of par value	19,749,278	19,647,359
Retained earnings	29,955,656	27,977,622

Total stockholders’ equity	49,743,577	47,663,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,867,411	$95,695,608

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years ended April 30,

	2011	2010

Net sales	$151,728,084	$122,476,340

Cost of products sold	135,940,878	108,719,103

Gross profit	15,787,206	13,757,237

Selling and administrative expenses	11,460,908	10,826,880

Operating income	4,326,298	2,930,357

Other income	(9,602)	(1,256,235)
Interest expense	1,154,352	821,263

Income before income tax expense	3,181,548	3,365,329

Income tax expense	1,203,514	1,120,786

NET INCOME	$1,978,034	$2,244,543

Earnings per common share
Basic	$0.52	$0.59

Diluted	$0.51	$0.58

Weighted-average shares of common stock outstanding
Basic	3,828,638	3,822,556

Diluted	3,890,949	3,863,505

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended April 30, 2011 and 2010

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at April 30, 2009	$—	$38,226	$19,630,580	$25,733,079	$45,401,885
Stock-based compensation	—	—	16,779	—	16,779
Net income	—	—	—	2,244,543	2,244,543

Balance at April 30, 2010	—	38,226	19,647,359	27,977,622	47,663,207
Stock-based compensation	—	—	9,657	—	9,657
Exercise of stock options	—	417	92,262	—	92,679
Net income	—	—	—	1,978,034	1,978,034

Balance at April 30, 2011	$—	$38,643	$19,749,278	$29,955,656	$49,743,577

The accompanying notes are an integral part of this statement.

SigmaTron International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2011	2010
Cash flows from operating activities
Net income	$1,978,034	$2,244,543
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	4,440,426	4,007,026
Stock-based compensation	9,657	16,779
Provision for doubtful accounts	6,600	—
Provision for inventory obsolescence	—	182,800
Deferred income tax expense	533,534	410,730
Amortization of customer relationships	163,996	245,216
Insurance gain	—	(1,233,830)
Loss from disposal or sale of machinery and equipment	8,637	38,493

Changes in assets and liabilities
Accounts receivable	1,374,307	(8,144,893)
Inventories	(7,615,784)	(1,358,301)
Prepaid expenses and other assets	80,333	42,115
Refundable income taxes	(427,512)	—
Trade accounts payable	(241,294)	9,491,228
Deferred rent	722,559	—
Accrued expenses and payroll	70,057	1,103,263
Income taxes payable	(1,288,617)	1,015,867

Net cash (used in) provided by operating activities	(185,067)	8,061,036

Cash flows from investing activities
Proceeds from insurance	—	1,233,830
Purchases of machinery and equipment	(4,920,081)	(2,578,873)

Net cash used in investing activities	(4,920,081)	(1,345,043)

Cash flows from financing activities
Proceeds from the issuance of common stock	92,679	—
Payments of financing fees	—	(243,073)
Proceeds under capital lease obligations	—	1,287,407
Payments under capital lease obligations	(943,711)	(2,286,807)
Proceeds under sale lease back agreement	835,330	—
Payments under other notes payable	(160,994)	(93,912)
Proceeds under building notes payable	—	2,500,000
Payments under building notes payable	(99,996)	(2,686,437)
Payments under term loan	—	(2,000,000)
Net proceeds (payments) under lines of credit	6,874,942	(3,621,638)
Change in bank overdraft	(1,407,572)	699,787

Net cash provided by (used in) financing activities	5,190,678	(6,444,673)

INCREASE IN CASH	85,530	271,320

Cash and cash equivalents at beginning of year	4,052,572	3,781,252

Cash and cash equivalents at end of year	$4,138,102	$4,052,572

Supplementary disclosures of cash flow information
Cash paid for interest	$1,011,517	$818,453
Cash paid for income taxes, net of (refunds)	1,990,756	(548,028)

Non Cash Financing Activity:
Financed licensing agreement through a note payable	$—	$442,732
Purchase of machinery and equipment financed under capital leases	541,468	—
The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
NOTE A — DESCRIPTION OF THE BUSINESS
SigmaTron International, Inc. and its subsidiaries (the “Company”) operate in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in North America, China and Taiwan. Approximately 10% of the consolidated non-current assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2011 and 2010.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements include the accounts and transactions of the Company, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., and AbleMex S.A. de C.V., SigmaTron International Trading Co., its wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co. Ltd. (“SigmaTron China”), and its international procurement office, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch is the U.S. dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuation for the fiscal years ended April 30, 2011 and 2010 resulted in a loss of approximately $158,000 and $276,000, respectively, and are recorded in other income.
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
April 30, 2011 and 2010
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
April 30, 2011 and 2010
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Property, Machinery and Equipment
Property, machinery and equipment are valued at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Buildings	20 years
Machinery and equipment	5-12 years
Office equipment and software	3-5 years
Tools and dies	12 months
Leasehold improvements	term of lease
Expenses for repairs and maintenance are charged to selling and administrative expenses as incurred.
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method over the term of the related debt. Deferred financing fees of $90,302 and $202,562, net of accumulated amortization of $156,808 and $40,511 as of April 30, 2011 and 2010, respectively, are classified in other long-term assets on the Company’s balance sheet.
Income Taxes
Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. See Note H — Income Taxes, Page F-21.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Earnings per Share
Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options had been exercised. At April 30, 2011 and 2010, there were 395,190 and 400,190 anti-dilutive common stock equivalents, respectively, which have been excluded from the calculation of diluted earnings per share.
Revenue Recognition
Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Consignment finished goods inventory is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the consignment inventory is shipped to the customer, if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for storing the consignment inventory. The Company from time to time may ship finished goods from its facilities which is also the same point that title passes under the terms of the purchase order and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives, (although the Company has negotiated longer warranty terms in certain instances). The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Shipping and Handling Costs
The Company records shipping and handling costs within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2011 or 2010.
Fair Value of Financial Instruments
The Company’s financial instruments include receivables, debt, accounts payable, and accrued expenses. The fair values of financial instruments are not materially different from their carrying values, due to the short-term nature of receivables, accounts payable and accrued expenses and the market interest rates charged on the Company’s long-term debt.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Intangibles Assets
The following are the changes in the carrying amount of customer relationships, net of accumulated amortization:

Balance as of April 30, 2009	$608,887
Amortization expense 2010	(245,216)

Balance as of April 30, 2010	363,671
Amortization expense 2011	(163,996)

Balance as of April 30, 2011	$199,675

Amortization period	8 years
The estimated intangible amortization expenses for future years are as follows:

Years Ending April 30,

2012	$112,746
2013	75,850
2014	11,079

$199,675

The Company’s customer relationships are amortized utilizing accelerated amortization methods.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
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
Reclassifications
Certain reclassifications have been made to the previously reported 2010 financial statements to conform to the 2011 presentation.
New Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance was effective for fiscal years beginning on or after July 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.
In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging”. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance was effective on August 1, 2010 for the Company. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
New Accounting Standards — Continued
In December 2010, the FASB issued authoritative guidance regarding ASC No. 805, “Business Combinations,” on the disclosure of supplementary pro forma information for business combinations. ASC No. 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards “IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which will first be applicable to the Company’s fiscal quarter beginning February 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
NOTE C — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the Company’s allowance for doubtful accounts are as follows:

	2011	2010

Beginning balance	$150,000	$167,788
Bad debt expense	6,600	—
Write-offs	(6,600)	(17,788)

	$150,000	$150,000

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE D — INVENTORIES
Inventories consist of the following at April 30:

	2011	2010

Finished products	$10,862,889	$8,364,010
Work in process	2,280,209	1,925,880
Raw materials	33,720,490	29,013,486

	46,863,588	39,303,376

Less obsolescence reserve	1,841,748	1,897,320

	$45,021,840	$37,406,056

Changes in the Company’s inventory obsolescence reserve are as follows:

	2011	2010

Beginning balance	$1,897,320	$1,798,860
Provision for obsolescence	—	182,800
Write-offs	(55,572)	(84,340)

	$1,841,748	$1,897,320

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE E — PROPERTY, MACHINERY AND EQUIPMENT, NET
Property, machinery and equipment consist of the following at April 30:

	2011	2010

Land and buildings	$12,335,112	$12,145,447
Machinery and equipment	44,364,140	41,724,734
Office equipment and software	5,046,379	4,541,291
Tools and dies	295,095	295,095
Leasehold improvements	2,967,879	3,345,106
Equipment under capital leases	5,125,379	3,748,580

	70,133,984	65,800,253

Less accumulated depreciation and amortization, including amortization of assets under capital leases of $1,533,010 and $1,126,162 at April 30, 2011 and 2010, respectively	43,944,834	40,623,589

Property, machinery and equipment, net	$26,189,150	$25,176,664

Depreciation and amortization expense was $4,440,426 and $4,007,026 for the years ended April 30, 2011 and 2010, respectively.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE F — LONG-TERM DEBT
Note Payable — Bank
In January 2010, the Company entered into a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $25 million. The term of the credit facility initially extended for two years, through January 8, 2012, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (effectively, 3.75% at April 30, 2011) or LIBOR plus two and three quarter percent (effectively, 3.1% at April 30, 2011), which is paid monthly. The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In August 2010, the Company and Wells Fargo increased the Company’s senior secured credit facility from $25 million to $30 million. On January 31, 2011, the Company and Wells Fargo agreed to extend the term of its credit facility through September 30, 2013 and to amend a financial covenant. The Company was in compliance with its financial covenants at April 30, 2011 and 2010. As of April 30, 2011, there was a $22,000,000 outstanding balance under the credit facility and $8,000,000 of unused availability.
Through January 2010, the Company had a revolving credit facility with Bank of America under which the Company could borrow up to the lesser of: (i) $32 million; or (ii) an amount equal to the sum of 85% of the eligible receivable borrowing base and the lesser of $16 million or 50% of the eligible inventory borrowing base. The revolving credit facility was due to expire on September 30, 2010.
Prior to January 2010, the Company had a term loan with Bank of America with an outstanding balance at January 7, 2010 of $1,500,000. The term loan required quarterly principal payments of $250,000 due each quarter through the quarter ending June 30, 2011 and interest payable monthly throughout the term of the loan. On January 8, 2010, the Company repaid this debt using proceeds from the credit facility from Wells Fargo.
Capital Lease Obligations
On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. At April 30, 2011, $493,977 was outstanding under the lease agreement and the net book value of the equipment was $1,658,621.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE F — LONG-TERM DEBT — Continued
Capital Lease Obligations — Continued
On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale lease back agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement of $315,252 extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale lease back agreement of $835,330 extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At April 30, 2011, $750,408 and $290,973 was outstanding under the lease finance and sale lease back agreements, respectively. The net book value at April 30, 2011 for the equipment under the lease finance agreement and sale lease back agreement was $299,927 and $766,013, respectively.
On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. The net book value of the equipment under this lease at April 30, 2011 was $216,082. At April 30, 2011, the balance outstanding under the capital lease agreement was $211,717.
The total amount outstanding at April 30, 2011 for the above four equipment lease transactions was $1,747,075. The Company has two other capital leases. The total net book value of the equipment under these leases at April 30, 2011 was $651,726. The outstanding balance at April 30, 2011 and 2010 was $129,368 and $366,781, respectively.
Note Payable — Buildings
The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of April 30, 2011 was $2,375,005.
Other Debt
In October 2009, the Company entered into a financial licensing agreement for software. The term of the note payable is for 36 months, with monthly payments of approximately $13,415, and

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE F — LONG-TERM DEBT — Continued
Other Debt — Continued
no interest is payable under the agreement. The balances outstanding under the note payable at April 30, 2011 and 2010, were $187,826 and $348,820, respectively.
The aggregate amount of debt maturing (excluding capital lease obligations) in each of the next four fiscal years and thereafter is as follows:

Fiscal Year

2012	$260,990
2013	126,828
2014	22,099,996
2015	2,075,017
Thereafter	—

$24,562,831

See Note L for future maturities under capital lease obligations.
NOTE G — ACCRUED EXPENSES AND PAYROLL
Accrued expenses and payroll consist of the following at April 30:

	2011	2010

Wages	$1,576,169	$1,800,552
Bonuses	712,237	675,000
Foreign payroll accruals	978,360	870,080
Interest payable	77,369	55,831
Commissions	37,282	45,339
Professional fees	158,016	247,287
Other	792,536	567,823

	$4,331,969	$4,261,912

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE H — INCOME TAXES
The income tax provision for the years ended April 30 consists of the following:

	2011	2010
Current
Federal	$192,990	$393,250
State	77,707	67,007
Foreign	399,283	249,799
Deferred
Federal	465,138	358,076
State	68,396	52,654

	$1,203,514	$1,120,786

The differences between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before income tax expense for the years ended April 30 are as follows:

	2011	2010

Income tax at federal rate	$1,081,726	$1,144,212
State income tax, net of federal benefit	91,829	55,108
Differential in foreign and federal tax rates	(51,886)	(124,734)
Other, net	81,845	46,200

	$1,203,514	$1,120,786

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE H — INCOME TAXES — Continued
U.S. and foreign income before income tax expense for the years ended April 30 are as follows:

	2011	2010

U.S.	$1,854,577	$2,263,760
Foreign	1,326,971	1,101,569

Total	$3,181,548	$3,365,329

Significant temporary differences that result in deferred tax assets and liabilities at April 30, are as follows:

	2011	2010

Allowance for doubtful accounts	$58,499	$58,499
Inventory obsolescence reserve	718,273	739,945
Accruals not currently deductible	384,336	732,673
Inventories	375,125	381,834

Current deferred tax assets	1,536,233	1,912,951

Prepaid insurance	(36,318)	(68,763)

Current deferred tax liability	(36,318)	(68,763)

Net current deferred tax assets	$1,499,915	$1,844,188

	2011	2010

Intangible assets	$(77,872)	$(141,830)
Machinery and equipment	(3,034,692)	(2,517,676)
Other	313,161	49,364

Net long-term deferred tax liabilities	$(2,799,403)	$(2,610,142)

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE H — INCOME TAXES — Continued
We have not provided U.S. deferred taxes for a significant portion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution. Should the tax law to repatriate dividends change, the Company may reconsider its plan.
The Company has identified uncertain tax positions taken or expected to be taken in the Company’s tax returns in accordance with ASC 740, “Accounting for Income Taxes”. The Company has not recognized the benefit for those positions in its consolidation financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2011	2010
Balance at May 1,	$50,038	$72,115
Increases for tax positions related to current year	—	—
Increases for tax positions in prior years	—	1,672
Reductions for tax positions due to expiration of statue of limitations	(50,038)	(23,749)
Reduction for tax positions effectively settled	—	—

Balance at April 30,	$—	$50,038

For the fiscal year ended April 30, 2011 and 2010, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $50,038 and $23,749, respectively.
Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Income. The Company did not record penalties in the Consolidated Statements of Income.
During the fiscal year ended April 30, 2011, the Company completed an examination with the Internal Revenue Service related to fiscal years April 30, 2008 and April 30, 2009. The completion of the examination had no impact on the amount of the unrecognized tax benefits. The settlement of the examination resulted in an increase to tax expense of $6,143 related to interest on a deficiency notice.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE H — INCOME TAXES — Continued
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for fiscal years before 2007. The Company is no longer subject to U.S. Federal examinations by tax authorities for fiscal years before 2010.
NOTE I — 401(k) RETIREMENT SAVINGS PLAN
The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions up to $300 annually. The Company contributed $75,392 and $72,612 to the plans during the fiscal years ended April 30, 2011 and 2010, respectively. The Company paid total expenses of $10,000 and $9,900 for the fiscal years ended April 30, 2011 and 2010, respectively, relating to costs associated with the administration of the plans.
NOTE J — OTHER INCOME
In fiscal 2010, the Company filed an insurance claim due to damage incurred at one of its buildings. The claim was settled in April 2010 and the Company recorded a gain from this involuntary conversion of $1,233,830 which was included in other income on the consolidated statement of income for the year ended April 30, 2010. The insurance proceeds not representing the reimbursement of expenses were classified as an investing cash flow in the statement of cash flows for the year ended April 30, 2010. The Company did not record any additional proceeds, gains or losses related to this settlement.
NOTE K — MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2011, two customers accounted for 24.0% and 16.0% of net sales of the Company, respectively, and 42.3% and 6.9% of accounts receivable as of April 30, 2011, respectively. For the year ended April 30, 2010, two customers accounted for 33.4% and 13.9% of net sales of the Company, and 49.3% and 4.9% of accounts receivable at April 30, 2010.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE L — LEASES
The Company leases certain facilities under various operating leases expiring at various date through April 2017. The Company also leases various machinery and equipment under capital leases.
Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2011:

	Capital	Operating
Years ending April 30,	leases	leases

2012	$919,267	$1,116,322
2013	261,683	768,677
2014	261,683	668,918
2015	261,682	688,498
2016	261,682	611,771
Thereafter	86,248	3,185,590

	2,052,245	$7,039,776

Less amounts representing interest	175,802

	1,876,443

Less current portion	832,262

	$1,044,181

Rent expense incurred under operating leases was approximately $1,569,996 and $1,566,000 for the years ended April 30, 2011 and 2010, respectively.
In September 2010, the Company entered into a lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent expense recorded for the fiscal year ended April 30, 2011 was $346,487. In addition, the landlord provided the Company tenant incentives of $418,000, which is being amortized over the life of the lease.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE M — STOCK OPTIONS
The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire up to 1,603,500 shares of common stock. Options available for grant under the employee plans total 1,207,500, with the non-employee director plans allowing for a total of 396,000 options available for grant. At April 30, 2011, the Company has 55,864 shares available for future issuance to employees under the employee plan and none under the non-employee director plan. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.
There were no options granted during fiscal year 2011 or 2010.
Option-valuation models require the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing method does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. When the Company does grant stock options, it uses the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate and the weighted-average expected life of options calculated using the simplified method, due to limited history. The expected dividend, volatility and forfeitures rates of options are based on historical experience and expected future results.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE M — STOCK OPTIONS — Continued
The table below summarizes option activity through April 30, 2011:

			Number of
		Weighted-	options
		average	exercisable
	Number of	exercise	at end
	options	price	of year
Outstanding at April 30, 2009	503,707	$7.89	496,671
Options expired during 2010	(1,670)	5.63

Outstanding at April 30, 2010	502,037	7.90	498,910
Options exercised during 2011	(41,218)	2.20
Options exercised/expired during 2011	(1,230)	4.00

Outstanding at April 30, 2011	459,589	$8.42	458,337

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options. During the fiscal years ended April 30, 2011 and 2010, the aggregate intrinsic value of options exercised was $128,009 and $0, respectively. The aggregate intrinsic value of in the money options outstanding was $159,529 as of April 30, 2011.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE M — STOCK OPTIONS — Continued
Information with respect to stock options outstanding and stock options exercisable at April 30, 2011, follows:

	Options outstanding
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
Range of exercise prices	April 30, 2011	contractual life	exercise price
$2.20 – 5.40	64,397	2.60 years	$2.82
9.17 – 11.56	395,192	4.82 years	9.34

	459,589		$8.42

	Options exercisable
	Number	Weighted-
	exercisable at	average
Range of exercise prices	April 30, 2011	exercise price
$2.20 – 5.40	63,147	$2.77
9.17 – 11.56	395,190	9.18

	458,337	$8.30

The Company recognized approximately $9,700 and $17,000 in stock compensation expense in fiscal years 2011 and 2010, respectively.
As of April 30, 2011, there was approximately $2,400 of unrecognized compensation cost related to the Company’s stock option plans, which is expected to be recognized during fiscal year 2012.

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE N — HAYWARD, CA OPERATION MOVE
During the second fiscal quarter of 2011, the Company relocated its Hayward, CA operation to Union City, CA. The Company incurred relocation expenses as a result of the move. The relocation expenses of $892,391, which are included in cost of products sold for fiscal year 2011, consists primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the Hayward facility. The related after tax amount was $562,206. All accrued amounts have been paid off as of fiscal year 2011.
NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly financial data for fiscal year 2011:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2011

Net sales	$38,061,373	$38,195,193	$36,934,982	$38,536,536
Income before income tax expense	1,361,670	930,521	404,603	484,754
Net income	857,989	586,050	254,818	279,177
Earnings per share-Basic	$0.22	$0.15	$0.07	$0.08
Earnings per share-Diluted	$0.22	$0.15	$0.07	$0.07
Total shares-Basic	3,822,801	3,823,056	3,823,056	3,846,212
Total shares-Diluted	3,877,079	3,881,139	3,886,181	3,916,903

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — Continued
The following is a summary of unaudited quarterly financial data for fiscal year 2010:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2010

Net sales	$26,330,054	$30,564,267	$30,599,499	$34,982,520
(Loss) income before income tax expense	(638,781)	821,021	664,360	2,518,729
Net (loss) income	(402,475)	517,298	415,468	1,714,252
(Loss) earnings per share- Basic	$(0.11)	$0.14	$0.11	$0.45
(Loss) earnings per share-Diluted	$(0.11)	$0.13	$0.12	$0.44
Total shares-Basic	3,822,556	3,822,556	3,822,556	3,822,556
Total shares-Diluted	3,822,556	3,851,395	3,873,531	3,883,645

SigmaTron International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
April 30, 2011 and 2010
NOTE P — LITIGATION
As of April 30, 2011, the Company was not a party to any material legal proceedings.
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