Form 10-Q
period 2011-07-31
SIGMATRON INTERNATIONAL INC
filed 2011-09-13
CIK 915358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 13, 2011: 3,864,274

SigmaTron International, Inc.

Sigma Tron International, Inc.
Consolidated Balance Sheets

	July 31,
	2011	April 30,
	(Unaudited)	2011
Current assets:
Cash	$3,286,021	$4,138,102
Accounts receivable, less allowance for doubtful accounts of $150,000 at July 31, 2011 and April 30, 2011	25,135,955	23,549,065
Inventories, net	47,855,255	45,021,840
Prepaid expenses and other assets	948,207	922,345
Refundable income taxes	230,796	427,512
Deferred income taxes	1,500,857	1,499,915
Other receivables	303,391	273,943

Total current assets	79,260,482	75,832,722

Property, machinery and equipment, net	26,310,769	26,189,150

Customer relationships, net of amortization of $2,604,244 and $2,570,325 at July 31, 2011 and April 30, 2011	165,756	199,675
Miscellaneous	657,126	645,864

Total other long-term assets	822,882	845,539

Total assets	$106,394,133	$102,867,411

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$18,597,796	$18,830,629
Bank overdraft	2,087,587	—
Accrued expenses	1,038,818	1,065,203
Accrued wages	2,533,225	3,266,766
Current portion of long-term debt	247,573	260,990
Current portion of capital lease obligations	608,986	832,262

Total current liabilities	25,113,985	24,255,850

Long-term debt, less current portion	26,777,202	24,301,841
Capital lease obligations, less current portion	990,452	1,044,181
Deferred rent	726,139	722,559
Deferred income taxes	2,799,403	2,799,403

Total long-term liabilities	31,293,196	28,867,984

Total liabilities	56,407,181	53,123,834

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,864,274 shares issued and outstanding at July 31, 2011 and April 30, 2011	38,643	38,643
Capital in excess of par value	19,751,693	19,749,278
Retained earnings	30,196,616	29,955,656

Total stockholders’ equity	49,986,952	49,743,577

Total liabilities and stockholders’ equity	$106,394,133	$102,867,411

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2011	2010
	Unaudited	Unaudited
Net sales	$38,892,011	$38,061,373
Cost of products sold	35,349,503	33,403,219

Gross profit	3,542,508	4,658,154

Selling and administrative expenses	2,909,136	3,053,186

Operating income	633,372	1,604,968

Other (income) expense — net	(18,431)	(4,152)
Interest expense	269,316	247,450

Income from operations before income tax expense	382,487	1,361,670

Income tax expense	141,526	503,681

Net income	$240,961	$857,989

Earnings per share — basic	$0.06	$0.22

Earnings per share — diluted	$0.06	$0.22

Weighted average shares of common stock outstanding Basic	3,864,274	3,822,801

Weighted average shares of common stock outstanding Diluted	3,890,760	3,877,079

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2011	2010
Operating activities:
Net income	$240,961	$857,989

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	994,052	1,126,979
Stock-based compensation	2,414	2,414
Deferred income taxes	(942)	(942)
Amortization of customer relationships	33,919	50,776
Loss from disposal or sale of machinery and equipment	747	749

Changes in operating assets and liabilities
Accounts receivable	(1,586,890)	(340,006)
Inventories	(2,833,415)	(7,758,729)
Prepaid expenses and other assets	(66,572)	52,944
Refundable Income taxes	196,716	—
Trade accounts payable	(232,833)	3,606,114
Deferred rent	3,580	—
Accrued expenses and payroll	(759,926)	(549,464)
Income taxes payable	—	(442,178)

Net cash used in operating activities	(4,008,189)	(3,393,354)

Investing activities:
Purchases of machinery and equipment	(1,116,418)	(2,272,144)

Net cash used in investing activities	(1,116,418)	(2,272,144)

Financing activities:
Proceeds from the issuance of common stock	—	2,000
Payments under capital lease obligations	(277,005)	(213,997)
Payments under other notes payable	(40,249)	(49,047)
Net proceeds (payments) under lines of credit	2,527,192	7,618,041
Change in bank overdraft	2,087,587	(1,407,572)
Payments under building notes payable	(24,999)	(24,999)

Net cash provided by financing activities	4,272,526	5,924,426

Change in cash	(852,081)	258,928
Cash at beginning of period	4,138,102	4,052,572

Cash at end of period	$3,286,021	$4,311,500

Supplementary disclosures of cash flow information
Cash paid for interest	$235,596	$201,270
Cash paid for income taxes, net of (refunds)	(115,516)	832,979

Non Cash Financing Activity:
Financed a licensing agreement through a note payable	—	70,390
The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 31, 2011
Note A — Basis of Presentation:
The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., and SigmaTron International Trading Co., wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.
Note B — Inventories:
The components of inventory consist of the following:

	July 31,	April 30,
	2011	2011
Finished products	$14,220,391	$10,862,889
Work-in-process	2,119,903	2,280,209
Raw materials	31,514,961	31,878,742

	$47,855,255	$45,021,840

Note C — Earnings Per Share:
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,	July 31,
	2011	2010
Net income	$240,961	$857,989

Weighted-average shares
Basic	3,864,274	3,822,801
Effect of dilutive stock options	26,486	54,278

Diluted	3,890,760	3,877,079

Basic earnings per share	$0.06	$0.22

Diluted earnings per share	$0.06	$0.22
Options to purchase 459,589 and 500,807 shares of common stock were outstanding at July 31, 2011 and 2010, respectively. There were no options granted during the quarters ended July 31, 2011 and 2010.
Note D — Financing Transaction:
The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (effectively, 3.75% at July 31, 2011) or LIBOR plus two and three quarter percent (effectively, 3.1% at July 31, 2011), which is paid monthly. The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at July 31, 2011. As of July 31, 2011, there was a $24,527,192 outstanding balance under the credit facility and $5,472,808 of unused availability.
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
Revenue Recognition - Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Finished good inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for such arrangements. The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances). The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.
Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. In the event of an inventory write-down, the Company records expense to record the inventory at lower of cost or market. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than that projected by management.
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
Income Tax - The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 — “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinue operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., and SigmaTron International Trading Co., wholly-owned foreign enterprise Wujiang SigmaTron Electronics Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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
Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue levels. However, the Company does not believe that such variations are a meaningful indicator of the Company’s gross margins. Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2011 and 2010.
In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States economy specifically makes forecasting difficult, such difficulty is expected to continue for the balance of fiscal year 2012. The Company has begun seeing a softening in demand. The Company continues to experience pricing pressures from both its customers and vendors and it has limited or delayed ability to pass along price increases to its customers. The Company is addressing its pricing structures with various customers and is implementing inventory programs with specific vendors.

Results of Operations:
Net Sales
Net sales increased for the three month period ended July 31, 2011 to $38,892,011 from $38,061,373 for the three month period ended July 31, 2010. Sales volume increased for the three month period ended July 31, 2011 as compared to the same period in the prior fiscal year in the industrial and consumer electronics, fitness and semiconductor equipment marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the appliance, telecommunications, gaming and medical/life sciences marketplaces. The increase in revenue for the three month period ended July 31, 2011 is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up compared to the previous fiscal year.
Gross Profit
Gross profit decreased during the three month period ended July 31, 2011 to $3,542,508 or 9.1% of net sales, compared to $4,658,154 or 12.2.% of net sales for the same period in the prior fiscal year. The Company continues to experience pricing pressures from both its customers and vendors and it has limited or delayed ability to pass along increases to its customers, which has negatively affected its margins. The Company is addressing its pricing structures with various customers and is implementing inventory programs with specific vendors. Gross profit was further negatively affected by foreign currency losses of $57,363 due to the weakening dollar compared to a foreign currency gain of $44,791 for the same period in the prior fiscal year. In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States economy specifically makes forecasting difficult, such difficulty is expected to continue for the balance of fiscal year 2012. The Company has begun seeing a softening in demand from some of its customers.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $2,909,136, or 7.5% of net sales for the three month period ended July 31, 2011 compared to $3,053,186, or 8.0% of net sales in the same period in the prior fiscal year. The decrease in total dollars in specific categories of expenses for the three month period ended July 31, 2011, was $328,758 and is primarily due to bonus expense, travel, professional fees and other selling and administrative expenses decreasing. The decreases in the foregoing selling and administrative expenses was partially offset by an increase of $184,708 in commissions, legal fees, miscellaneous taxes and office salaries, resulting in selling and administrative expenses decreasing by a net amount of $144,050.
Interest Expense
Interest expense increased to $269,316 for the three month period ended July 31, 2011 compared to $247,450 for the same period in the prior fiscal year. The additional interest expense was attributable to the Company’s increased borrowings under its banking agreements and capital lease obligations, and higher interest rates under its senior secured credit facility. Interest expense for future quarters may increase if interest rates or borrowings, or both, continue to increase.

Taxes
The income tax expense from operations was $141,526 for the three month period ended July 31, 2011 compared to $503,681 for the same period in the prior fiscal year. The Company’s effective tax rate was 37% for the three month period ended July 31, 2011 and 2010.
Net Income
Net income decreased to $240,961 for the three month period ended July 31, 2011 compared to $857,989 for the same period in the prior fiscal year. Basic and diluted earnings per share for the first fiscal quarter of 2011 were both $0.06 compared to basic and diluted earnings per share of $0.22 for the same period in the prior fiscal year.
Liquidity and Capital Resources:
Operating Activities.
Cash flow used in operating activities was $4,008,189 for the three months ended July 31, 2011, compared to cash flow used in operating activities of $3,393,354 for the same period in the prior fiscal year. During the first three months of fiscal year 2012, cash flow used in operating activities was primarily the result of an increase in inventories of $2,833,415 due to rising inventory levels for some customers delaying shipments and the start up of new customer programs. Cash flow used in operating activities was further impacted by an increase in accounts receivable of $1,586,890 due to increased sales volume and timing of cash receipts from a significant customer. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and a decrease in accounts payable. The decrease in accounts payable of $232,833 is due to timing of payments in the ordinary course of business.
Cash flow used in operating activities was $3,393,354 for the three months ended July 31, 2010. During the first three months of fiscal year 2011, cash flow used in operating activities was primarily the result of an increase in inventories of $7,758,729 due to an increase in customer demand and the start up of new customer programs. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and an increase in accounts payable. The change in accounts payable is due to timing of payments in the ordinary course of business.
Investing Activities.
During the first quarter of fiscal year 2012, the Company purchased approximately $1,100,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $2,800,000 during the balance of fiscal year 2012. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit.
During the first quarter of fiscal year 2011, the Company purchased approximately $2,300,000 in machinery and equipment in the ordinary course of business. Approximately $70,400 of the equipment purchases was pursuant to a financed licensing agreement for software through a note payable.

Financing Activities.
Cash provided by financing activities was $4,272,526 for the three months ended July 31, 2011, compared to cash provided by financing activities of $5,924,426 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $2,527,192 under the credit facility. The additional borrowings were required to support the increase in inventory and accounts receivable.
Financing Transactions.
The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (effectively, 3.75% at July 31, 2011) or LIBOR plus two and three quarter percent (effectively, 3.1% at July 31, 2011), which is paid monthly. The LIBOR rate has a floor of .35%. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at July 31, 2011. As of July 31, 2011, there was a $24,527,192 outstanding balance under the credit facility and $5,472,808 of unused availability.
The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of July 31, 2011 was $2,350,006.
On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. The balances outstanding under the lease agreement were $331,078 and $919,946 at July 31, 2011 and 2010, respectively. The net book value of the equipment was $1,602,571 at July 31, 2011.
On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale lease back agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale lease back agreement, with an initial principal amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At July 31, 2011, $279,220 and $719,094 was outstanding under the lease finance and sale lease back agreements, respectively. The net book value at July 31, 2011 for the equipment under the lease finance agreement and sale lease back agreement was $293,359 and $748,610, respectively.
On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At July 31, 2011, the balance outstanding under the capital lease agreement was $203,441. The net book value of the equipment under this lease at July 31, 2011 was $211,369.

The total amount outstanding at July 31, 2011 for the above four equipment lease transactions was $1,532,833. The Company has two other capital leases. The outstanding balance at July 31, 2011 and 2010 was $66,605 and $309,413, respectively. The total net book value of the equipment under these other leases at July 31, 2011 was $629,758.
In September 2010, the Company entered into a lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent expense recorded for the three month period ended July 31, 2011 was $3,580. In addition, the landlord provided the Company tenant incentives of $418,000, which is being amortized over the life of the lease.
The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the three months ended July 31, 2011, resulted in a foreign currency loss of approximately $57,400. During the first quarter ended July 31, 2011, the Company’s U.S. operations paid approximately $4,600,000 to its foreign subsidiaries for services provided. The Company has not provided U.S. deferred taxes for a significant portion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution. Should the tax law to repatriate dividends change, the Company may reconsider its plan.
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
Item 4. Controls and Procedures.
Disclosure Controls:
Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) an 15(d)-15(e)) as of July 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
Internal Controls:
There has been no change in our internal control over financial reporting during the quarter ended July 31, 2011, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of July 31, 2011, the Company was not a party to any material legal proceedings.
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
Item 1A. Risk Factors.
There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 13, 2011

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 13, 2011

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)