Form 10-Q
period 2011-10-31
SIGMATRON INTERNATIONAL INC
filed 2011-12-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 13, 2011: 3,868,506

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	October 31, 2011 (Unaudited)	April 30, 2011
Current assets:
Cash	$3,457,928	$4,138,102
Accounts receivable, less allowance for doubtful accounts of $150,000 at October 31, 2011 and April 30, 2011	27,696,829	23,549,065
Inventories, net	40,643,178	45,021,840
Prepaid expenses and other assets	598,351	922,345
Refundable income taxes	209,496	427,512
Deferred income taxes	1,500,857	1,499,915
Other receivables	115,038	273,943

Total current assets	74,221,677	75,832,722
Property, machinery and equipment, net	25,633,307	26,189,150
Customer relationships, net of amortization of $2,630,521 and $2,570,325 at October 31, 2011 and April 30, 2011	139,479	199,675
Miscellaneous	561,240	645,864

Total other long-term assets	700,719	845,539

Total assets	$100,555,703	$102,867,411

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$12,621,413	$18,830,629
Bank overdraft	165,277	—
Accrued expenses	939,135	1,065,203
Accrued wages	2,871,708	3,266,766
Current portion of long-term debt	207,325	260,990
Current portion of capital lease obligations	337,707	832,262

Total current liabilities	17,142,565	24,255,850
Long-term debt, less current portion	28,811,630	24,301,841
Capital lease obligations, less current portion	917,857	1,044,181
Deferred rent	729,719	722,559
Deferred income taxes	2,799,403	2,799,403

Total long-term liabilities	33,258,609	28,867,984

Total liabilities	50,401,174	53,123,834
Commitments and contingencies:
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,868,506 and 3,864,274 shares issued and outstanding at October 31, 2011 and April 30, 2011	38,685	38,643
Capital in excess of par value	19,760,961	19,749,278
Retained earnings	30,354,883	29,955,656

Total stockholders' equity	50,154,529	49,743,577

Total liabilities and stockholders' equity	$100,555,703	$102,867,411

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Operations

	Three Months Ended October 31, 2011 Unaudited	Three Months Ended October 31, 2010 Unaudited	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
Net sales	$39,902,653	$38,195,193	$78,794,664	$76,256,566
Cost of products sold	36,331,246	33,969,173	71,680,749	67,372,392

Gross profit	3,571,407	4,226,020	7,113,915	8,884,174
Selling and administrative expenses	3,032,310	2,989,832	5,941,446	6,043,018

Operating income	539,097	1,236,188	1,172,469	2,841,156
Other (income) expense – net	(8,149)	(5,970)	(26,580)	(10,122)
Interest expense	296,118	311,637	565,434	559,087

Income from operations before income tax expense	251,128	930,521	633,615	2,292,191
Income tax expense	92,861	344,471	234,387	848,152

Net income	$158,267	$586,050	$399,228	$1,444,039

Earnings per share – basic	$0.04	$0.15	$0.10	$0.37

Earnings per share – diluted	$0.04	$0.15	$0.10	$0.37

Weighted average shares of common stock outstanding
Basic	3,864,412	3,823,056	3,864,343	3,822,928

Weighted average shares of common stock outstanding
Diluted	3,883,683	3,881,139	3,887,380	3,879,342

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
Operating activities:
Net income	$399,228	$1,444,039
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,007,173	2,473,024
Stock-based compensation	2,414	4,828
Provision for inventory obsolescence	31,500	—
Deferred income taxes	(942)	(165,303)
Amortization of customer relationships	60,196	88,516
Loss from disposal or sale of machinery and equipment	1,143	784
Changes in operating assets and liabilities
Accounts receivable	(4,147,764)	100,455
Inventories	4,347,162	(12,405,017)
Prepaid expenses and other assets	567,523	142,614
Refundable Income taxes	218,016	—
Trade accounts payable	(6,209,216)	(592,652)
Deferred rent	7,160	396,622
Accrued expenses and payroll	(521,126)	(31,642)
Income taxes payable	—	(912,708)

Net cash used in operating activities	(3,237,533)	(9,456,440)
Investing activities:
Purchases of machinery and equipment	(1,452,473)	(3,183,798)

Net cash used in investing activities	(1,452,473)	(3,183,798)
Financing activities:
Proceeds from the issuance of common stock	9,310	2,000
Payments under capital lease obligations	(620,879)	(405,208)
Payments under other notes payable	(80,497)	(80,497)
Net proceeds (payments) under lines of credit	4,586,619	13,300,068
Change in bank overdraft	165,277	(1,165,363)
Payments under building notes payable	(49,998)	(49,998)

Net cash provided by financing activities	4,009,832	11,601,002
Change in cash	(680,174)	(1,039,236)
Cash at beginning of period	4,138,102	4,052,572

Cash at end of period	$3,457,928	$3,013,336

Supplementary disclosures of cash flow information
Cash paid for interest	$497,929	$462,969
Cash paid for income taxes, net of (refunds)	(96,016)	1,760,679
Purchase of machinery and equipment financed under capital leases	—	315,252
Purchase of machinery and equipment financed under sale leaseback agreements	—	835,330

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

October 31, 2011

Note A – Basis of Presentation:

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Note B – Inventories:

The components of inventory consist of the following:

	October 31, 2011	April 30, 2011
Finished products	$11,365,631	$10,862,889
Work-in-process	2,004,245	2,280,209
Raw materials	27,273,302	31,878,742

	$40,643,178	$45,021,840

Note C – Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Net income	$158,267	$586,050	$399,228	$1,444,039

Weighted-average shares
Basic	3,864,412	3,823,056	3,864,343	3,822,928
Effect of dilutive stock options	19,271	58,083	23,037	56,414

Diluted	3,883,683	3,881,139	3,887,380	3,879,342

Basic earnings per share	$0.04	$0.15	$0.10	$0.37
Diluted earnings per share	$0.04	$0.15	$0.10	$0.37

Options to purchase 455,357 and 500,807 shares of common stock were outstanding at October 31, 2011 and 2010, respectively. There were no options granted during the quarters ended October 31, 2011 and 2010.

Note D – Financing Transaction:

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (effectively, 3.75% at October 31, 2011) or LIBOR plus two and three quarter percent (effectively, 3.1% at October 31, 2011), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at October 31, 2011. As of October 31, 2011, there was a $26,586,619 outstanding balance under the credit facility and $3,413,381 of unused availability.

Note E – Critical Accounting Policies:

Management Estimates and Uncertainties – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.

Revenue Recognition – Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Finished good inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for such arrangements. The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances). The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

Inventories – Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. In the event of an inventory write-down, the Company records expense to record the inventory at lower of cost or market. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than that projected by management.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Income Tax – The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 – “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.

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

The Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview:

The Company operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automated and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China and Taiwan.

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the six months ended October 31, 2011 and 2010.

During the quarter the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more competitive manufacturing location to service North America. Indications are that this trend will continue.

In an effort to facilitate the growth of our China operation, the Company recently established a new Chinese entity that will allow the Company to provide services to the domestic market in China competitively.

SigmaTron’s international footprint gives our customers the flexibility within SigmaTron to manufacture in China or Mexico or both. This strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategy.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult; such difficulty is expected to continue for the balance of fiscal year 2012. The Company continues to experience pricing pressures from both its customers and vendors. The Company is addressing its pricing structures with various customers and is implementing inventory programs with specific vendors.

Results of Operations:

Net Sales

Net sales increased for the three month period ended October 31, 2011 to $39,902,653 from $38,195,193 for the three month period ended October 31, 2010. Net sales increased for the six month period ended October 31, 2011 to $78,794,664 from $76,256,566 for the same period in the prior fiscal year. Sales volume increased for the three and six month periods ended October 31, 2011 as compared to the same period in the prior fiscal year in the industrial and consumer electronics, medical/life sciences, and semiconductor equipment marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the fitness, telecommunications and gaming marketplaces. The increase in revenue for the three and six month periods ended October 31, 2011 is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up compared to the previous fiscal year.

Gross Profit

Gross profit decreased during the three month period ended October 31, 2011 to $3,571,407 or 9.0% of net sales, compared to $4,226,020 or 11.1.% of net sales for the same period in the prior fiscal year. Gross profit decreased for the six month period ended October 31, 2011 to $7,113,915 or 9.0% of net sales, compared to $8,884,174 or 11.7% of net sales for the same period in the prior fiscal year. The Company continues to experience pricing pressures from both its customers and vendors, which has negatively affected its margins. The Company has taken steps to reduce both fixed and variable expenses, along with addressing its pricing structures with various customers and implementing inventory programs. The decrease in gross profit for the six month period ended October 31, 2011 was partially offset by a foreign currency gain of $144,865, compared to a foreign currency loss of $11,865 for the same period in the prior fiscal year.

In the past, the timing and rescheduling of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings, and the Company expects such fluctuations to continue. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult; such difficulty is expected to continue for the balance of fiscal year 2012.

Selling and Administrative Expenses

Selling and administrative expenses increased to $3,032,310 for the three month period ended October 31, 2011, compared to $2,989,832 for the same period in the prior fiscal year; however , the percentage of net sales represented by such expenses dropped to 7.6% of net sales from 7.8% of net sales, during those respective periods. The increase in total dollars of such expenses for the three month period ended October 31, 2011 was $412,663 and is primarily due to commissions, office salaries and legal and professional fees. The increase in selling and administrative expenses in total dollars for the three month period ended October 31, 2011 was partially offset by a decrease of $370,184 in bonus expense, insurance, miscellaneous taxes and other selling and administrative expenses compared to the same period in the prior year, resulting in a net increase in the amount of $42,479. Selling and administrative expenses decreased to $5,941,446, or 7.5% of net sales for the six month period ended October 31, 2011 compared to $6,043,018, or 7.9% of net sales for the same period in the prior fiscal year. The decrease in total dollars in specific categories of expenses for the six month period ended October 31, 2011, was $619,092 and is primarily due to bonus expense, travel, insurance amortization expense and other selling and administrative expenses decreasing. The decreases in the foregoing selling and administrative expenses was partially offset by an increase of $517,521 in commissions, professional fees and office salaries, resulting in selling and administrative expenses decreasing by a net amount of $101,572 for the six month period, compared to the same period in the prior fiscal year.

Interest Expense

Interest expense decreased to $296,118 for the three month period ended October 31, 2011 compared to $311,637 for the same period in the prior fiscal year. The decrease in interest expense for the three month period ended October 31, 2011, was due to the Company’s decreased borrowings under its senior secured credit facility. Interest expense for the six month period ended October 31, 2011 was $565,434 compared to $559,087 for the same period in the prior fiscal year. The additional interest expense for the six month period ended October 31, 2011, was attributable to the Company’s increased borrowings under its banking agreements and capital lease obligations, and higher interest rates under its senior secured credit facility. Interest expense for future quarters may increase if interest rates or borrowings, or both, continue to increase.

Taxes

The income tax expense from operations was $92,861 for the three month period ended October 31, 2011 compared to $344,471 for the same period in the prior fiscal year. Income tax expense from operations was $234,387 for the six month period ended October 31, 2011 compared to $848,152 for the same period in the prior year. The Company’s effective tax rate was 37% for the three and six month periods ended October 31, 2011 and 2010.

Net Income

Net income from operations decreased to $158,267 for the three month period ended October 31, 2011 compared to $586,050 for the same period in the prior fiscal year. Net income from operations decreased to $399,228 for the six month period ended October 31, 2011 compared to $1,444,039 for the same period in the prior fiscal year. Basic and diluted earnings per share for the second fiscal quarter of 2012 were both $0.04 compared to basic and diluted earnings per share of $0.15 for the same period in the prior fiscal year. Basic and diluted earnings per share for the six month period ended October 31, 2011 were both $0.10 compared to basic and diluted earnings per share of $0.37 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $3,237,533 for the six months ended October 31, 2011, compared to cash flow used in operating activities of $9,456,440 for the same period in the prior fiscal year. During the first six months of fiscal year 2012, cash flow used in operating activities was primarily the result of an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable of $4,147,764 is due to increased sales volume and timing of cash receipts from a significant customer. The decrease in accounts payable of $6,209,216 is due to timing of payments in the ordinary course of business. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and a decrease in inventory. The decrease in inventory of $4,347,162 was the result of improving inventory management practices.

Cash flow used in operating activities was $9,456,440 for the six months ended October 31, 2010. During the first six months of fiscal year 2011, cash flow used in operating activities was the result of an increase in inventories of $12,405,017 and a decrease in accounts payable of $592,652. The increase in inventory was primarily due to inventory purchases needed to support increased demand for specific customers, rising inventory levels for other customers delaying shipments and the start up of new customer programs. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization, a decrease in income taxes payable and accounts receivable. The change in accounts payable and accounts receivable is due to timing of payments in the ordinary course of business.

Investing Activities.

During the first six months of fiscal year 2012, the Company purchased approximately $1,450,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $2,450,000 during the balance of fiscal year 2012. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit.

During the first six months of fiscal year 2011, the Company purchased approximately $4,300,000 in machinery and equipment to be used in the ordinary course of business. Of the total purchases in the first six months of fiscal year 2011, approximately $315,000 and $835,000 were financed under a capital lease and a sale leaseback agreement, respectively.

Financing Activities.

Cash provided by financing activities was $4,009,832 for the six months ended October 31, 2011, compared to cash provided by financing activities of $11,601,002 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $4,586,619 under the credit facility. The additional borrowings were required to support the increase in accounts receivable and the decrease in accounts payable.

Financing Transactions.

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate can be the prime rate plus one half percent (effectively, 3.75% at October 31, 2011) or LIBOR plus two and three quarter percent (effectively, 3.1% at October 31, 2011), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at October 31, 2011. As of October 31, 2011, there was a $26,586,619 outstanding balance under the credit facility and $3,413,381 of unused availability.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of October 31, 2011 was $2,325,007.

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extends to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. The balances outstanding under the lease agreement were $111,148 and $814,591 at October 31, 2011 and 2010, respectively. The net book value of the equipment was $1,546,522 at October 31, 2011.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At October 31, 2011, $263,345 and $676,793 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at October 31, 2011 for the equipment under the lease finance agreement and sale leaseback agreement was $286,792 and $731,207, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At October 31, 2011, the balance outstanding under the capital lease agreement was $192,247. The net book value of the equipment under this lease at October 31, 2011 was $206,656.

The total amount outstanding at October 31, 2011 for the above four equipment lease transactions was $1,243,533. In addition, the Company had two other capital leases outstanding, one of which was paid in full in August 2011. The balance for the remaining lease at October 31, 2011 and 2010 was $12,031 and $149,594, respectively. The total net book value of the equipment under these other leases at October 31, 2011 was $607,790.

In September 2010, the Company entered into a lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent expense recorded for the six month period ended October 31, 2011 was $7,161. In addition, the landlord provided the Company tenant incentives of $418,000, which is being amortized over the life of the lease.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the six months ended October 31, 2011, resulted in a foreign currency gain of $144,865. During the first six months of fiscal year 2012, the Company’s U.S. operations paid approximately $8,300,000 to its foreign subsidiaries for services provided. The Company has not provided U.S. deferred taxes for a significant portion of undistributed earnings of the Company’s subsidiaries, since these earnings have been permanently reinvested in these subsidiaries. As of October 31, 2011, the Company is anticipating a distribution of previously taxed earnings of approximately $1,039,000 from a foreign subsidiary based in Mexico. The Company does not anticipate any U.S. income taxes on the distribution as the earnings were previously subject to U.S. tax. This anticipated distribution of previously taxed earnings from the foreign subsidiary based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from its foreign subsidiaries. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution. Should the tax law to repatriate dividends change, the Company may reconsider its plan.

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

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) an 15(d)-15(e)) as of October 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended October 31, 2011, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of October 31, 2011, the Company was not a party to any material legal proceedings.

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

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 13, 2011
Gary R. Fairhead President and CEO (Principal Executive Officer)	Date

/s/ Linda K. Frauendorfer	December 13, 2011
Linda K. Frauendorfer Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date