Form 10-Q
period 2012-01-31
SIGMATRON INTERNATIONAL INC
filed 2012-03-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-23248

SIGMATRON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3918470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Landmeier Road Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 14, 2012: 3,909,572

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	January 31, 2012 (Unaudited)	April 30, 2011
Current assets:
Cash	$4,991,426	$4,138,102
Accounts receivable, less allowance for doubtful accounts of $150,000 at January 31, 2012 and April 30, 2011	28,011,239	23,549,065
Inventories, net	36,163,850	45,021,840
Prepaid expenses and other assets	1,145,399	922,345
Refundable income taxes	205,077	427,512
Deferred income taxes	1,500,857	1,499,915
Other receivables	242,000	273,943

Total current assets	72,259,848	75,832,722

Property, machinery and equipment, net	24,899,476	26,189,150

Customer relationships, net of amortization of $2,656,798 and $2,570,325 at January 31, 2012 and April 30, 2011	113,202	199,675
Miscellaneous	543,169	645,864

Total other long-term assets	656,371	845,539

Total assets	$97,815,695	$102,867,411

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$15,519,712	$18,830,629
Accrued expenses	1,055,465	1,065,203
Accrued wages	2,930,532	3,266,766
Current portion of long-term debt	167,077	260,990
Current portion of capital lease obligations	216,978	832,262

Total current liabilities	19,889,764	24,255,850

Long-term debt, less current portion	23,200,012	24,301,841
Capital lease obligations, less current portion	862,685	1,044,181
Deferred rent	733,300	722,559
Deferred income taxes	2,799,403	2,799,403

Total long-term liabilities	27,595,400	28,867,984

Total liabilities	47,485,164	53,123,834

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,909,572 and 3,864,274 shares issued and outstanding at January 31, 2012 and April 30, 2011	39,096	38,643
Capital in excess of par value	19,850,896	19,749,278
Retained earnings	30,440,539	29,955,656

Total stockholders’ equity	50,330,531	49,743,577

Total liabilities and stockholders’ equity	$97,815,695	$102,867,411

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements Of Income

	Three Months Ended January 31, 2012 (Unaudited)	Three Months Ended January 31, 2011	Nine Months Ended January 31, 2012 (Unaudited)	Nine Months Ended January 31, 2011
Net sales	$38,099,493	$36,934,982	$116,894,157	$113,191,548
Cost of products sold	34,577,913	33,519,936	106,258,662	100,892,328

Gross profit	3,521,580	3,415,046	10,635,495	12,299,220

Selling and administrative expenses	3,125,677	2,691,460	9,067,123	8,734,478

Operating income	395,903	723,586	1,568,372	3,564,742

Other (income) expense - net	(2,602)	—	(29,182)	(10,122)
Interest expense	262,463	318,983	827,897	878,070

Income from operations before income tax expense	136,042	404,603	769,657	2,696,794

Income tax expense	50,386	149,785	284,773	997,937

Net income	$85,656	$254,818	$484,884	$1,698,857

Earnings per share - basic	$0.02	$0.07	$0.13	$0.44

Earnings per share - diluted	$0.02	$0.07	$0.13	$0.44

Weighted average shares of common stock outstanding Basic	3,875,253	3,823,056	3,867,980	3,822,971

Weighted average shares of common stock outstanding Diluted	3,895,111	3,886,181	3,890,590	3,882,066

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended January 31, 2012 (Unaudited)	Nine Months Ended January 31, 2011
Operating activities:
Net income	$484,884	$1,698,857

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,061,273	3,457,775
Stock-based compensation	2,414	7,243
Provision for inventory obsolescence	31,500	—
Deferred income taxes	(942)	(166,245)
Amortization of customer relationships	86,473	126,256
Loss from disposal or sale of machinery and equipment	52,708	8,637

Changes in operating assets and liabilities
Accounts receivable	(4,462,174)	2,565,662
Inventories	8,826,490	(8,937,080)
Prepaid expenses and other assets	(88,416)	(72,337)
Refundable Income taxes	222,435	—
Trade accounts payable	(3,310,917)	(4,018,120)
Deferred rent	10,741	634,743
Accrued expenses and payroll	(345,972)	47,106
Income taxes payable	—	(1,109,839)

Net cash provided by (used in) operating activities	4,570,497	(5,757,342)

Investing activities:
Purchases of machinery and equipment	(1,824,307)	(3,681,548)
Net cash used in investing activities	(1,824,307)	(3,681,548)

Financing activities:
Proceeds from the issuance of common stock	99,656	2,000
Payments under capital lease obligations	(796,780)	(740,802)
Payments under other notes payable	(120,745)	(120,745)
Net (payments) proceeds under lines of credit	(1,000,000)	10,772,872
Change in bank overdraft	—	(1,407,572)
Payments under building notes payable	(74,997)	(74,997)

Net cash (used in) provided by financing activities	(1,892,866)	8,430,756
Change in cash	853,324	(1,008,134)
Cash at beginning of period	4,138,102	4,052,572

Cash at end of period	$4,991,426	$3,044,438

Supplementary disclosures of cash flow information
Cash paid for interest	$752,268	$757,014
Cash paid for income taxes, net of (refunds)	(93,287)	1,974,509
Purchase of machinery and equipment financed under capital leases	—	541,468
Purchase of machinery and equipment financed under sale leaseback agreements	—	835,330

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

January 31, 2012

Note A – Basis of Presentation:

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Note B – Inventories:

The components of inventory consist of the following:

	January 31, 2012	April 30, 2011
Finished products	$9,981,980	$10,862,889
Work-in-process	1,960,654	2,280,209
Raw materials	24,221,216	31,878,742

	$36,163,850	$45,021,840

Note C – Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Net income	$85,656	$254,818	$484,884	$1,698,857

Weighted-average shares
Basic	3,875,253	3,823,056	3,867,980	3,822,971
Effect of dilutive stock options	19,858	63,125	22,610	59,095

Diluted	3,895,111	3,886,181	3,890,590	3,822,066

Basic earnings per share	$0.02	$0.07	$0.13	$0.44

Diluted earnings per share	$0.02	$0.07	$0.13	$0.44

Options to purchase 410,192 and 500,807 shares of common stock were outstanding at January 31, 2012 and 2011, respectively. There were no options granted during the quarters ended January 31, 2012 and 2011. During the current fiscal year there were 150,000 options approved and available for grant by the Board of Directors; however, there have been no grants to date.

Note D – Long-term Debt:

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at January 31, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at January 31, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at January 31, 2012. As of January 31, 2012, there was a $21,000,000 outstanding balance under the credit facility and $9,000,000 of unused availability.

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

Revenue Recognition - Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for such arrangements. The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances). The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

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

Income Tax - The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc., its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (“SigmaTron

China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers and related credit risk of customer concentration; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or unless otherwise required by law.

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the nine months ended January 31, 2012 and 2011.

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

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011, that will allow the Company to provide services to the domestic market in China competitively.

In the past, the timing of production and delivery of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult; such difficulty is expected to continue for the balance of fiscal year 2012. Short-term, the Company believes we will see continued pricing pressures from both the Company’s customers and suppliers.

Results of Operations:

Net Sales

Net sales increased for the three month period ended January 31, 2012 to $38,099,493 from $36,934,982 for the three month period ended January 31, 2011. Net sales increased for the nine month period ended January 31, 2012 to $116,894,157 from $113,191,548 for the same period in the prior fiscal year. Sales volume increased for the three and nine month periods ended January 31, 2012 as compared to the same period in the prior fiscal year in the industrial and consumer electronics and semiconductor equipment marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the fitness, appliance, gaming and telecommunications marketplaces. The increase in revenue for the three and nine month periods ended January 31, 2012 as compared to the same period in the prior fiscal year is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up.

Gross Profit

Gross profit increased during the three month period ended January 31, 2012 to $3,521,580 or 9.2% of net sales, compared to $3,415,046 or 9.2% of net sales for the same period in the prior fiscal year. The Company has reduced both fixed and variable expenses, along with addressing pricing structures with various customers. Gross profit decreased for the nine month period ended January 31, 2012 to $10,635,495 or 9.1% of net sales, compared to $12,299,220 or 10.9% of net sales for the same period in the prior fiscal year. The Company continues to experience pricing pressures from both its customers and suppliers, which has negatively affected the Company’s margins in fiscal year 2012. The decrease in gross profit for the nine month period ended January 31, 2012 was partially offset by a foreign currency gain of $142,936, compared to a foreign currency loss of $241,323 for the same period in the prior fiscal year.

In the past, the timing of production and delivery of orders have caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult; such difficulty is expected to continue for the balance of fiscal year 2012. Short-term, the Company believes we will see continued pricing pressures from both the Company’s customers and suppliers.

Selling and Administrative Expenses

Selling and administrative expenses increased to $3,125,677 or 8.2% of net sales, for the three month period ended January 31, 2012, compared to $2,691,460 or 7.3% of net sales for the same period in the prior fiscal year. The increase in total dollars of such expenses for the three month period ended January 31, 2012 was $530,852 and is primarily due to commissions, insurance, office salaries, legal, accounting and professional fees. The increase was partially offset by a decrease of $96,635 in purchasing salaries, telephone expense, amortization expense and other selling and administrative expenses compared to the same period in the prior fiscal year. Selling and administrative expenses increased to $9,067,123 or 7.8% of net sales, for the nine month period ended January 31, 2012 compared to $8,734,478 or 7.7% of net sales for the same period in the prior fiscal year. The increase in total dollars in specific categories of expenses for the nine month period ended January 31, 2012, was $903,989 and is primarily due to office and sales salaries, commissions, bank fees, legal, accounting and professional fees increasing. The increase was partially offset by a decrease of $571,344 in bonus expense, travel, amortization expense and other selling and administrative expenses.

Interest Expense

Interest expense decreased to $262,463 for the three month period ended January 31, 2012 compared to $318,983 for the same period in the prior fiscal year. Interest expense for the nine month period ended January 31, 2012 was $827,897 compared to $878,070 for the same period in the prior fiscal year. The decrease in interest expense for the three and nine month periods ended January 31, 2012, was due to the Company’s decreased borrowings under its senior secured credit facility. Interest expense for future quarters may increase if interest rates or borrowings, or both, increase.

Taxes

The income tax expense from operations was $50,386 for the three month period ended January 31, 2012 compared to $149,785 for the same period in the prior fiscal year. Income tax expense from operations was $284,773 for the nine month period ended January 31, 2012 compared to $997,937 for the same period in the prior fiscal year. The Company’s effective tax rate was 37% for the three and nine month periods ended January 31, 2012 and 2011.

Net Income

Net income from operations decreased to $85,656 for the three month period ended January 31, 2012 compared to $254,818 for the same period in the prior fiscal year. Net income from operations decreased to $484,884 for the nine month period ended January 31, 2012 compared to $1,698,857 for the same period in the prior fiscal year. Basic and diluted earnings per share for the third fiscal quarter of 2012 were both $0.02 compared to basic and diluted earnings per share of $0.07 for the same period in the prior fiscal year. Basic and diluted earnings per share for the nine month period ended January 31, 2012 were both $0.13 compared to basic and diluted earnings per share of $0.44 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $4,570,497 for the nine months ended January 31, 2012, compared to cash flow used in operating activities of $5,757,342 for the same period in the prior fiscal year. During the first nine months of fiscal year 2012, cash flow provided by operating activities was primarily the result of a decrease in inventory, net income and the non-cash effects of depreciation and amortization. The decrease in inventory of $8,826,490 was the result of the improvement of inventory management practices. Net cash provided by operating activities was partially offset by an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable of $4,462,174 is due to increased sales volume and timing of cash receipts from a significant customer. The decrease in accounts payable of $3,310,917 was due to timing of payments in the ordinary course of business.

Cash flow used in operating activities was $5,757,342 for the nine months ended January 31, 2011, and was the result of an increase in inventories of $8,937,080 and a decrease in accounts payable of $4,018,120. The increase in inventory was primarily due to raw material purchases needed to support increased demand for specific customers, rising inventory levels for other customers delaying shipments and the start up of new customer programs. Net cash used in operating activities was partially offset by net income, the non-cash effects of depreciation and amortization and a decrease in accounts receivable. The change in accounts receivable was due to timing of customer payments in the ordinary course of business.

Investing Activities.

During the first nine months of fiscal year 2012, the Company purchased approximately $1,824,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $500,000 during the balance of fiscal year 2012. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit.

During the first nine months of fiscal year 2011, the Company purchased approximately $5,100,000 in machinery and equipment to be used in the ordinary course of business. Of the total purchases in the first nine months of fiscal year 2011, approximately $541,500 and $835,000 was financed under a capital lease and a sale leaseback agreement, respectively.

Financing Activities.

Cash used in financing activities was $1,892,866 for the nine months ended January 31, 2012, compared to cash provided by financing activities of $8,430,756 for the same period in the prior fiscal year. Cash used in financing activities was primarily the result of payments under the credit facility and for capital lease obligations during the nine months ended January 31, 2012.

Cash provided by financing activities was $8,430,756 for the nine months ended January 31, 2011. Cash provided by financing activities was primarily the result of increased borrowings of $10,772,872 under the credit facility. The additional working capital was required to support the increase in inventory.

Financing Transactions.

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at January 31, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at January 31, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at January 31, 2012. As of January 31, 2012, there was a $21,000,000 outstanding balance under the credit facility and $9,000,000 of unused availability.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of January 31, 2012 was $2,300,008.

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full as of January 31, 2012. The net book value of the equipment was $1,490,472 at January 31, 2012.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At January 31, 2012, $251,285 and $644,649 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at January 31, 2012 for the equipment under each of the lease finance agreement and sale leaseback agreement was $280,224 and $713,805, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At January 31, 2012, the balance outstanding under the capital lease agreement was $183,729. The net book value of the equipment under this lease at January 31, 2012 was $201,943.

The total amount outstanding at January 31, 2012 for the three remaining equipment lease transactions discussed above was $1,079,663. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The total net book value of the equipment under these other leases at January 31, 2012 was $585,821.

In September 2010, the Company entered into a lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent expense recorded for the nine month period ended January 31, 2012 was $10,741. In addition, the landlord provided the Company tenant incentives of $418,000, which is being amortized over the life of the lease.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the nine months ended January 31, 2012, resulted in a foreign currency gain of $142,936. During the first nine months of fiscal year 2012, the Company’s U.S. operations paid approximately $13,450,000 to its foreign subsidiaries for services provided. The Company has not provided for U.S. deferred taxes for a significant portion of undistributed earnings of the Company’s subsidiaries, since these earnings have been permanently reinvested in these subsidiaries. As of January 31, 2012, the Company received a distribution of previously taxed earnings of approximately $1,039,000 from a foreign subsidiary based in Mexico. The Company does not anticipate any U.S. income taxes on the distribution as the earnings were previously subject to U.S. tax. This distribution of previously taxed earnings from the foreign subsidiary based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from its foreign subsidiaries. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution, if such a distribution would occur.

The Company anticipates its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the next twelve months. There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist. In the event the business grows rapidly, the current economic climate deteriorates, customers delay payments, or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.

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

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) an 15(d)-15(e)) as of January 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2012, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of January 31, 2012, the Company was not a party to any material legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	SigmaTron International, Inc. 2012 Employee Bonus Plan dated November 10, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2011, and incorporated herein by reference.

99.2	SigmaTron International, Inc. 2012 Officer Bonus Plan dated November 10, 2011, filed as Exhibit 10.2 to the Company’s form 8-K filed on November 17, 2011, and incorporated herein by reference.

99.3	SigmaTron International, Inc. 2011 Employee Stock Option Plan dated September 16, 2011, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-8 filed on December 14, 2011, and incorporated herein by reference.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 14, 2012
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 14, 2012
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)