Form 10-K
period 2012-04-30
SIGMATRON INTERNATIONAL INC
filed 2012-08-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended April 30, 2012.

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒   No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12,631,394 based on the closing sale price of $3.74 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, as of August 14, 2012 was 3,930,402.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2012 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth, including its integration of the Spitfire Controls operation acquired in May 2012; including integration of Spitfire’s financial statements with the Company’s statements. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview

SigmaTron is a Delaware corporation, which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.

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

The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various industries, particularly appliance, consumer electronics, gaming, fitness, industrial electronics, medical/life sciences, semiconductor, telecommunications and automotive.

The Company operates manufacturing facilities in Elk Grove Village, Illinois; Union City, California; Acuna and Tijuana, Mexico; and Suzhou-Wujiang, China. In addition, the Company maintains materials sourcing offices in Elk Grove Village, Illinois; Union City, California; and Taipei, Taiwan and also has warehouses in Del Rio, Texas.

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China. Nonetheless, during fiscal year 2012, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more competitive manufacturing location to service North America. Indications suggest that this trend will continue. We feel the Company’s international footprint provides our customers with flexibility within the Company to manufacture in China or Mexico or both. We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

The Company expects continuing pressures on margins until the economy starts a sustained recovery. The Company is hopeful to see that start during fiscal year 2013. Until that time, the Company will carefully manage its cost structure. We will also work on integrating Spitfire into SigmaTron, which the Company believes will ultimately improve our economies of scale and provide new revenue opportunities.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire Controls, Inc. (“Spitfire”). Spitfire is a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an original equipment manufacturer (“OEM”) of electronic controls, with a focus on the major appliance (white goods) industry. Although North America is currently its primary market, Spitfire has applications that can be used worldwide. Providing manufacturing solutions for Spitfire since 1994, SigmaTron has been a strategic partner to Spitfire as it developed its OEM electronic controls business.

Spitfire provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances. Spitfire is a member of the Association of Home Appliance Manufacturers (“AHAM”), as well as other industry related trade associations and is ISO 9001-2008 certified. In addition, Spitfire’s design capabilities will allow the Company to offer design services for the first time in specific markets.

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

Assembly and Manufacturing. The Company’s core business is the assembly of printed circuit board assemblies through the automated and manual insertion of components onto raw printed circuit boards. The Company offers its assembly services using both pin-through-hole (“PTH”) and surface mount (“SMT”) interconnect technologies at all of its manufacturing locations. SMT is an assembly process which allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is an advancement over the mature PTH technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the component into holes drilled through the board. The SMT process allows OEMs advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT greatly enhances circuit processing speed, and, thus, board and system performance.

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

The Company is strategically located to support our customers with their New Product Introduction (“NPI”), Prototypes to Volume Production. With locations in Elk Grove Village, Illinois; Union City, California; Acuna and Tijuana, Mexico; Del Rio, Texas; Suzhou-Wujiang, China; and Taipei, Taiwan, the Company is able to support our customers’ needs with our broad range of services including design for manufacturability (“DFM”), design for testability (“DFT”), printed circuit board assemblies, test, box-build, and system integration. The Company offers original design manufacturing (“ODM”) services of electronic controls in the major appliance industry. The Company’s ability to transition manufacturing to a lower cost region without jeopardizing flexibility and service differentiate it from the competition. Manufacturing certifications include ISO 9001:2008, medical ISO 13485:2003, Aerospace AS9100B and International Traffic in Arms Regulations (“ITAR”) certifications.

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

Markets and Customers

The Company’s customers are in the appliance, gaming, industrial electronics, fitness, medical/life sciences, semiconductor, telecommunications and consumer electronics industries. As of April 30, 2012, the Company had approximately 100 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

		Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2011%	Fiscal 2012%
Industrial Electronics	Motor controls, power supplies, lighting ballasts, scales, joysticks	34.0	40.4

Appliances	Household appliance controls	37.3	32.9

Fitness	Treadmills, exercise bikes, cross trainers	16.0	14.0

Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.9	3.5

Gaming	Slot machines, lighting displays	4.3	3.2

Telecommunications	Routers, communication	3.2	2.7

Consumer Electronics	Battery backup sump pumps, electric bikes	0.8	1.8

Medical/Life Sciences	Clinical diagnostic systems and instruments	1.5	1.5

Total		100%	100%

For the fiscal year ended April 30, 2012, Spitfire and Life Fitness, Inc. accounted for 21.0% and 14.0%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2011, Spitfire and Life Fitness, Inc. accounted for 24.0% and 16.0%, respectively, of the Company’s net sales. As discussed above, on May 31, 2012, the Company acquired Spitfire. The Company will begin selling to Spitfires’ customers directly and will discontinue selling to Spitfire. Although the Company does not have a long term contract with Life Fitness, nevertheless, the Company expects that Life Fitness will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

Sales and Marketing

The Company markets its services through 13 independent manufacturers’ representative organizations that together currently employ approximately 38 sales personnel in the United States and Canada. Independent manufacturers’ representatives organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 6 direct sales employees.

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2012 and 2011.

In the past, the timing of production and delivery of orders, primarily at the instance of its customers, has caused the Company to experience significant quarterly fluctuations in its revenue and earnings, and the Company expects such fluctuations to continue.

Mexico and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 752 employees at April 30, 2012. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 151 employees at April 30, 2012. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Wujiang, China. Wujiang is located approximately 15 miles south of Suzhou, China and 60 miles west of Shanghai, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. The manufacturing plant and office space is approximately 80,000 square feet, which can be expanded if conditions require. SigmaTron China operates at this site as the Company’s wholly-owned foreign enterprise. At April 30, 2012, this operation had 316 employees.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan procurement branch. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2012 resulted in a foreign currency gain of approximately $134,000. In fiscal year 2012, the Company’s U.S. operations paid approximately $17,000,000 to its foreign subsidiaries for services provided. During fiscal year 2012, the Company received a distribution of approximately $1,221,222 from a foreign subsidiary based in Mexico. The Company does not anticipate any material U.S. income tax on the distribution as the earnings were previously subject to U.S. tax. This distribution from the foreign subsidiary based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries. The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

The consolidated financial statements as of April 30, 2012 include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A. and AbleMex S.A. de C.V., SigmaTron International Trading Co., its wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and its procurement branch, SigmaTron Taiwan. The functional currency of the Mexican subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch is the U.S. dollar. Intercompany transactions are eliminated in the consolidated financial statements.

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

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire. Spitfire is a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an OEM of electronic controls, with a focus on the major appliance (white goods) industry. Although North America is currently its primary market, Spitfire has applications that can be used worldwide. Providing manufacturing solutions for Spitfire since 1994, SigmaTron has been a strategic partner to Spitfire as it developed its OEM electronic controls business.

Governmental Regulations

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations. Effective mid-2006, the Company’s customers were required to comply with the European Union’s Restrictions of Hazardous Substances of RoHS, directives for all of products that ship to the European marketplace. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products. The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations.

To date, the Company’s costs of compliance and environmental remediation have not been material. However, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. Historically customers rescheduled or cancelled firm orders and consequently there is little or no financial significance between forecasted orders or firm orders. The Company has eliminated the distinction in its accounting system between the two types of orders. The Company’s backlog of forecasted and firm orders as of April 30, 2012 and 2011 was approximately $89,600,000 and $108,300,000, respectively. The Company estimates its firm orders at April 30, 2012 and 2011 to be $57,100,000 and $64,620,000, respectively. The Company anticipates a significant portion of the backlog at April 30, 2012 will ship in fiscal year 2013. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 1,700 people as of April 30, 2012, including 103 engaged in engineering or engineering-related services, 1,269 in manufacturing and 328 in administrative and marketing functions.

The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2012. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2014. The Company’s subsidiary located in Tijuana Mexico, has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.

Executive Officers of the Registrant

Name	Age	Position
Gary R. Fairhead	60	President and Chief Executive Officer. Gary R. Fairhead has been the President of the Company since January 1990. Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	51	Chief Financial Officer, Vice President Finance, Treasurer and Secretary since February 1994.

Gregory A. Fairhead	56	Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President – Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	51	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	63	Vice President, Acuna Operations since 2007. Vice President – China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	57	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operation from 2001 until 2005.

Hom-Ming Chang	52	Vice President, China Operation since 2007. Vice President – Hayward Materials / Test / IT from 2005 – 2007. Vice President of Engineering, Fremont Operation from 2001 to 2005.

ITEM 1A.	RISK FACTORS

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

There is no assurance that the Company will be able to retain or renew its credit agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues or the Company considers another acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at April 30, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at April 30, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at April 30, 2012. As of April 30, 2012, there was a $16,000,000 outstanding balance and $14,000,000 of unused availability under the credit facility.

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

The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. Some of these factors include:

•	changes in sales mix to customers

•	changes in availability and rising component cost

•	volume of customer orders relative to capacity

•	market demand and acceptance of our customers’ products

•	price erosion within the EMS marketplace

•	capital equipment requirements needed to remain technologically competitive

•	volatility in the U.S. and international economic and financial markets

The Company’s customer base is concentrated.

Sales to the Company’s five largest customers accounted for 57% and 62% of net sales for the fiscal years ended April 30, 2012 and 2011, respectively. The Company’s two largest customers accounted for 21.0% and 14.0% of net sales for the fiscal year ended April 30, 2012 compared to 24.0% and 16.0% of net sales for the fiscal year ended April 30, 2011. Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

Any such factor or a combination of factors could negatively impact our customers’ need for or ability to pay for our products, which could, in turn, affect the Company’s results of operations.

Customer relationships with start-up companies present more risk.

A small portion of the Company’s current customer base is comprised of start-up companies. Customer relationships with start-up companies may present heightened risk due to the lack of product history. Slow market acceptance of their products could result in demand fluctuations causing inventory levels to rise. Further, the current economic environment could make it difficult for such emerging companies to obtain additional funding. This may result in additional credit risk including, but not limited to the collection of trade account receivables and payment for their inventory. If the Company does not have adequate allowances recorded, the results of operations may be negatively affected.

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

The Company also has operations in China. Therefore, the Company’s business and results of operations are dependent upon numerous related factors, including the stability of the Chinese economy, the political climate in China and China’s relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in China, and the ability to identify, hire, train and retain qualified personnel and operating management in China.

The Company maintains an operation in Vietnam. Therefore, the Company’s business and results of operations are dependent upon numerous related factors, including the stability of the Vietnamese economy, the political climate in Vietnam and Vietnam’s relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in Vietnam, and the ability to identify, hire, train and retain qualified personnel and operating management in Vietnam.

The Company obtains many of its materials and components through its IPO in Taipei, Taiwan and, therefore, the Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.

The Company may not achieve expected profitability from its acquisitions.

Acquisitions involve significant financial and operating risks that could have a material adverse effect on the Company’s results of operations, including the acquisition of the Spitfire Controls in May 2012.

Acquisitions involve significant risks, which could have a material adverse effect on the Company including:

•

Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in the Company’s expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses; (4) costs associated with integrating acquired operations and business; (5) the incurrence of additional debt; (6) the financial impact of incorrectly valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets; (7) possible adverse tax and accounting effects; and (8) the risk that the Company will spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that the Company may have to close or sell acquired facilities at its costs, which may include substantial employee severance costs and asset write-offs, which may result, in our incurring significant losses.

The Company must implement its management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

Further there can be no assurance the integration of Spitfire’s financial statements with the Company’s statements can be completed as required for SEC mandatory filings. The Company may incur significant costs to obtain the financial information for such filings.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company’s results of operations and performance. The impact of currency fluctuation for the year ended April 30, 2012 resulted in a currency gain of approximately $134,000. These fluctuations are expected to continue and could become material and have a negative impact on the Company’s results of operations. The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

The availability of raw components or an increase in their price may affect the Company’s operations and profits.

The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single-sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.

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

The Company currently has labor union contracts with its employees constituting approximately 51% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At April 30, 2012, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois, Union City, California, Acuna and Tijuana, Mexico and Suzhou-Wujiang, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois, Acuna, Mexico, Union City, California, and Taipei, Taiwan offices.

Certain information about the Company’s manufacturing, warehouse and purchasing facilities is set forth below:

Location	Square Feet	Services Offered	Owned/ Leased
Suzhou-Wujiang, China	147,500	High volume assembly, and testing of PTH and SMT, box-build, BGA	*

Elk Grove Village, IL	124,300	Corporate headquarters, assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Owned

Union City, CA	117,000	Assembly and testing of PTH, SMT and BGA, box-build, prototyping, warehousing	Leased

Acuna, Mexico	115,000	High volume assembly, and testing of PTH and SMT, box-build	Owned **

Tijuana, Mexico	67,700	High volume assembly, and testing of PTH and SMT, box-build	Leased

Del Rio, TX	44,000	Warehousing, portion of which is bonded	Leased

Taipei, Taiwan	4,685	Materials procurement, alternative sourcing assistance and quality control	Leased

*	The Company’s Suzhou-Wujiang, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.
**	A portion of the facility is leased and the Company has an option to purchase it.

The Union City, California, Tijuana, Mexico and Del Rio, Texas properties are occupied pursuant to leases of the premises. The lease agreements for the Del Rio, Texas properties expire December 2015. The lease agreement for the California property expires March 2021. The Tijuana, Mexico lease expires June 2017. The Company’s manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased. The Company has an option to buy the leased portion of the facility in Acuna, Mexico. The property in Elk Grove Village, Illinois is financed under a separate mortgage loan agreement, the final payment on which is January 2015. The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.	LEGAL PROCEEDINGS

As of April 30, 2012, the Company was not a party to any material legal proceedings.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2012, and 2011.

Common Stock as Reported

by NASDAQ

Period	High	Low
Fiscal 2012:
Fourth Quarter	$4.40	$3.66
Third Quarter	4.12	3.15
Second Quarter	4.93	3.15
First Quarter	5.40	4.52

Fiscal 2011:
Fourth Quarter	$8.94	$5.03
Third Quarter	7.44	5.34
Second Quarter	6.90	5.40
First Quarter	7.23	4.89

As of July 27, 2012, there were approximately 55 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,320 beneficial owners of the Company’s common stock.

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

Equity Compensation Plan Information

For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report, under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” as well as the Company’s audited financial statements and notes thereto, including Note L, filed herewith and all such information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc.(“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth, including its integration of the Spitfire Controls operation acquired in May 2012; including integration of Spitfire’s financial statements with the Company’s statements. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire. Spitfire is a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an original equipment manufacturer of electronic controls, with a focus on the major appliance (white goods) industry. Although North America is currently its primary market, Spitfire has applications that can be used worldwide. Providing manufacturing solutions for Spitfire since 1994, SigmaTron has been a strategic partner to Spitfire as it developed its OEM electronic controls business.

Spitfire provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances. Spitfire is a member of the Association of Home Appliance Manufacturers (“AHAM”), as well as other industry related trade associations and is ISO 9001-2008 certified. In addition, Spitfire’s design capabilities will allow the Company to offer design services for the first time in specific markets.

The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single-sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the year ended April 30, 2012.

In an effort to facilitate growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China. Nonetheless, during fiscal year 2012, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more competitive manufacturing location to service North America. Indications suggest that this trend will continue. We feel the Company’s international footprint provides our customers with flexibility within the Company to manufacture in China or Mexico or both. We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

In the past, the timing of production and delivery of orders, primarily at the instance of its customers, has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult. Short-term customer demands remain volatile. The Company continued to experience pricing pressures from both its customer and suppliers and its margins continued to be reduced in fiscal 2012. The Company expects continuing pressure on margins until the economy starts a sustained recovery. The Company is hopeful to see that start during fiscal year 2013. Until that time, the Company will manage its cost structure. We will also work on integrating Spitfire into SigmaTron, which the Company believes will ultimately improve our economies of scale and provide new revenue opportunities.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company will discontinue selling to Spitfire. The Company will instead begin selling directly to Spitfires’ customers.

On May 8, 2012, the Company entered into a real estate lease agreement to relocate its Tijuana, MX operation to a new facility within Tijuana, MX. The current lease expired June 2012 and the Company began its relocation in June 2012. The relocation was completed in July 2012. The Company will incur expenses due to the relocation of its Tijuana, MX operation, which are estimated to be $295,000 to $325,000 (unaudited). These expenses will be recorded in the first fiscal quarter of 2013. All incentives realized under the lease will be recognized over the term of the lease, which is five years.

Critical Accounting Policies:

Management Estimates and Uncertainties—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.

Revenue Recognition—Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order. Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for such arrangements. The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances). The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

Inventories—Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the

Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than that projected by management.

Impairment of Long-Lived Assets—The Company reviews long-lived assets, including amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Income Tax—The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

New Accounting Standards:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance was effective for fiscal years beginning on or after July 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations and financial condition.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which was first applicable to the Company’s fiscal quarter beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income,” which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December, the FASB has issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The Company adopted this guidance beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (Topic 350), Testing Goodwill for impairment (revised topic).” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2012 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2011

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2012	2011
Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.3	89.6
Selling and administrative expenses	8.0	7.6

Total operating expenses	98.3	97.2

Operating income	1.7%	2.8%

Net sales increased 3.2% to $156,635,984 in fiscal year 2012 from $151,728,084 in the prior year. The Company’s sales increased in fiscal year 2012 in medical/life sciences, industrial and consumer electronics and semiconductor marketplaces as compared to the prior year. The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the fitness, gaming, appliance and telecommunications marketplaces. The increase in net sales for the fiscal year 2012 is a result of our existing customers’ increased demand for product and the addition of some new customer programs ramping up compared to the previous fiscal year.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition. Sales to the Company’s five largest customers accounted for 57% and 62% of net sales for fiscal years 2012 and 2011, respectively.

Gross profit decreased to $15,254,541, or 9.7% of net sales, in fiscal year 2012 compared to $15,787,206, or 10.4% of net sales, in the prior fiscal year. The Company continued to experience pricing pressures from both its customers and suppliers, which negatively affected the Company’s margins in fiscal year 2012. The Company expects continuing pressure on margins until the economy starts a sustained recovery. The Company is hopeful to see that start during fiscal year 2013. Until that time, the Company will carefully manage its cost structure and also work on integrating Spitfire into SigmaTron, which the Company believes will ultimately improve its economies of scale and provide new revenue opportunities. The decrease in gross profit in fiscal year 2012 was partially offset by a foreign currency gain of $133,979, compared to a foreign currency loss of $157,971 in the prior fiscal year.

Selling and administrative expenses increased in fiscal year 2012 to $12,611,673, or 8.0% of net sales, compared to $11,460,908, or 7.6% of net sales, in fiscal year 2011. The aggregate dollar increase in specific expense categories in fiscal year 2012 totaled $1,422,629 of which $530,565 resulted from professional fees incurred related to the Spitfire acquisition and the rest related to office and accounting salaries, commissions, bank fees, legal and accounting fees increasing. The increase in fiscal year 2012 was partially offset by a decrease of $271,864 in multiple categories, including bonus expense, travel, amortization expense and other subcategories of selling and administrative expenses. The Company expects to incur additional professional fees in the first quarter of fiscal year 2013 related to the Spitfire acquisition.

Interest expense decreased to $1,025,325 in fiscal year 2012 compared to $1,154,352 in fiscal year 2011. The interest expense decreased primarily due to the Company’s decreased borrowings under its senior secured credit facility. Interest expense for fiscal year 2013 may increase if interest rates or borrowings, or both, increase during fiscal year 2013.

In fiscal year 2012, income tax expense was $522,171 compared to $1,203,514 in income tax expense in fiscal year 2011. The effective tax rate for the years ended April 30, 2012 and 2011 was 31.5% and 37.8%, respectively. The decrease in the effective tax rate for the year ended April 30, 2012 is due to favorable tax rates and higher profits from the Company’s foreign entities and other tax credits.

The Company reported net income of $1,134,324 in fiscal year 2012 compared to a net income of $1,978,034 for fiscal year 2011. Basic and diluted earnings per share were each $0.29 for fiscal year 2012 compared to basic and diluted earnings per share of $0.52 and $0.51, respectively, for the year ended April 30, 2011.

On May 31, 2012, the Company completed the acquisition of Spitfire, an OEM of electronic controls, with a focus on the major appliance industry. The acquisition will add two manufacturing operations in locations that will augment the Company’s footprint and add Spitfire’s design capabilities which will allow the Company to offer design service for the first time in specific markets. The Company incurred professional fees in conjunction with the Spitfire acquisition. Professional fees of $530,565 were recorded as selling and administrative expenses during fiscal year 2012. The related after tax amount was $363,437. Net income adjusted on a non-GAAP basis to exclude these expenses for fiscal year 2012 was $1,497,761. The non-GAAP basic and diluted earnings per share, as adjusted, for fiscal year 2012 were each $0.38. The Company believes the professional fees incurred in fiscal year 2012 and for the first quarter of fiscal year 2013 were onetime events and the non-GAAP disclosure provides meaningful information regarding the Company’s results of operations.

In fiscal year 2011, the Company relocated its Hayward, CA operation to Union City, CA. The new plant layout increased productivity and assisted in attracting interest from many new customers including some in the aviation, defense and medical markets. The Company will continue to target these markets in fiscal 2013. The Company incurred relocation expenses as a result of the move. Relocation expenses of $892,390 were recorded as a component of cost of products sold, which consisted primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the Hayward facility. The related after tax amount was $562,206. Net income adjusted on a non-GAAP basis to exclude relocation expenses for fiscal year 2011 was $2,540,240. The non-GAAP basic and diluted earnings per share, as adjusted, for fiscal year 2011 were $0.66 and $0.65, respectively. The Company believes the relocation expense is a onetime event and the non-GAAP disclosure provides meaningful information regarding the Company’s results of operations.

non-GAAP Reconciliation

	Year Ended April 30, 2012	Year Ended April 30, 2011
Income Reconciliation:
Net income before onetime expenses	$1,497,761	$2,540,240
Expenses – net of tax effect	363,437	562,206

Net income	$1,134,324	$1,978,034

EPS Reconciliation:
Income per common share – assuming dilution before onetime expenses	$0.38	$0.65
Net income per common share – assuming dilution of onetime expenses – net of tax	(0.09)	(0.14)

Net income per common share – assuming dilution	$0.29	$0.51

Weighted average number of common equivalent shares outstanding – assuming dilution	3,906,279	3,890,949

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $9,808,310 for the fiscal year ended April 30, 2012, compared to cash flow used in operating activities of $185,067 for the prior fiscal year. Cash flow provided by operating activities in fiscal year 2012 was primarily the result of net income, the non-cash effects of depreciation and amortization, a decrease in inventory and an increase in accounts payable. The decrease in inventory of $7,147,110 was the result of the improvement of inventory management practices. The increase in accounts payable of $1,402,892 was due to timing of payments in the ordinary course of business. Net cash provided by operations in fiscal year 2012 was partially offset by an increase in accounts receivable. The increase in accounts receivable of $4,381,326 was due to increased sales volume and timing of cash receipts from a significant customer.

Cash flow used in operating activities was $185,067 for the year ended April 30, 2011. Cash flow used in operating activities in fiscal year 2011 was primarily the result of an increase in inventories of $7,615,784 due to raw material purchases to support increased demand for specific customers, increasing inventory levels for other customers delaying shipments and the start up of new customer programs. Income taxes paid and a decrease in accounts payable also contributed to fiscal year 2011 cash flow usage. Net cash used in operations in fiscal year 2011 was partially offset by net income, the non-cash effect of depreciation and amortization, and a decrease in accounts receivable. The decrease in accounts receivable of $1,374,307 and accounts payable of $241,294 was due to timing of receipts and payments in the ordinary course of business.

Investing Activities.

In fiscal year 2012, the Company purchased approximately $2,300,000 in machinery and equipment to be used in the ordinary course of business. The Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2013 of approximately $4,500,000.

In fiscal year 2011, the Company purchased approximately $4,900,000 in machinery and equipment to be used in the ordinary course of business. Additional purchases in fiscal year 2011 of approximately $541,500 and $835,000 was financed under a capital lease and a sale leaseback agreement, respectively.

Financing Activities.

Cash used in financing activities was $6,970,338 for the fiscal year ended April 30, 2012, compared to cash provided by financing activities of $5,190,678 in fiscal year 2011. Cash used in financing activities in fiscal year 2012 was primarily the result of payments under the credit facility and for capital lease obligations. Cash provided by financing activities in fiscal year 2011 was primarily the result of increased borrowings of $6,874,942 under the credit facility. The additional working capital was required to support the increase in inventory.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at April 30, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at April 30, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at April 30, 2012. As of April 30, 2012, there was a $16,000,000 outstanding balance and $14,000,000 of unused availability under the credit facility.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of April 30, 2012 was $2,275,009.

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full as of January 31, 2012. The net book value of the equipment was $1,434,423 at April 30, 2012.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At April 30, 2012, $239,092 and $612,144 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at April 30, 2012 of the equipment under each of the lease finance agreement and sale leaseback agreement was $273,656 and $696,402, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At April 30, 2012, the balance outstanding under the capital lease agreement was $175,104. The net book value of the equipment under this lease at April 30, 2012 was $197,230.

The total amount outstanding at April 30, 2012 for the three remaining equipment lease transactions discussed above was $1,026,339. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The total net book value of the equipment under these other leases at April 30, 2012 was $563,853.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent expense recorded for fiscal year 2012 was $13,057. In addition, the landlord provided the Company tenant incentives of $418,000, which is being amortized over the life of the lease.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2012, resulted in a foreign currency gain of $133,979. In fiscal year 2012, the Company’s U.S. operations paid approximately $17,000,000 to its foreign subsidiaries for services provided. During fiscal year 2012, the Company received a distribution of approximately $1,221,222 from a foreign subsidiary based in Mexico. The Company does not anticipate any material U.S. income tax on the distribution as the earnings were previously subject to U.S. tax. This unrepatriated distribution from the foreign subsidiary based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries. The Company’s intent is to keep funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

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

The impact of inflation on the Company’s net sales, revenues and incomes from continuing operations for the past two fiscal years has been minimal.

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

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) an 15(d)-15(e)) as of April 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2012.

Internal Controls:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of April 30, 2012.

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

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2012, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

Index to Exhibits

(a) 2

(a) 3 and (b)

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994.

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000.

10.1	Form of 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.2	Form of Incentive Stock Option Agreement for the Company’s 1993 Stock Option Plan , incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.3	Form of Non-Statutory Stock Option Agreement for the Company’s 1993 stock Option Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.4	2000 Outside Directors’ Stock Option Plan, incorporated herein by reference to Appendix 1 to the Company’s 2000 Proxy Statement filed on August 21, 2000.*

10.5	2004 Directors’ Stock Option Plan, incorporated herein by reference to Appendix C to the Company’s 2004 Proxy Statement filed on August 16, 2004.*

10.6	2004 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.7	Change in Control Plan dated May 30, 2002, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended April 30, 2005.*

10.8	Credit Agreement between SigmaTron International, Inc. and Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2010.

10.9	Revolving Line of Credit Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010 incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2010.

10.10	Promissory Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 14, 2010.

10.11	Third Amendment to the Credit Agreement between SigmaTron International, Inc. and Wells Fargo Bank, National Association, dated August 6, 2010, incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on December 14, 2010.

10.12	SigmaTron International, Inc. 2012 Employee Bonus Plan dated November 10, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2011.*

10.13	SigmaTron International, Inc. 2012 Officer Bonus Plan dated November 10, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 17, 2011.*

10.14	SigmaTron International, Inc. 2011 Employee Stock Option Plan dated September 16, 2011, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-8 filed on December 14, 2011.

10.15	Purchase Agreement between SigmaTron International, Inc., and its nominees and Spitfire Controls, Inc., dated as of May 31, 2012, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 4, 2012.

10.16	Fourth Amendment to Amended and Restated Credit Agreement; Second Amendment to Amended and Restated Continuing Security Agreement: Rights to Payment and Inventory; And First Amendment to Amended and Restated Security Agreement: Equipment and Fixtures between SigmaTron International, Inc., and Wells Fargo Bank, National Association, dated May 31, 2012, incorporated herein by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 4, 2012.

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Scheme Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

21.0	Subsidiaries of the Registrant, incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended April 30, 2007, filed on July 24, 2007.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2012).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

*	Indicates management contract or compensatory plan.
**	Filed herewith
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(c)	Exhibits

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

Dated: August 14, 2012

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

Signature	Title	Date

/s/ Gary R. Fairhead Gary R. Fairhead	Chairman of the Board of Directors, President and Chief Executive Officer, (Principal Executive Officer) and Director	August 14, 2012

/s/ Linda K. Frauendorfer Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director	August 14, 2012

/s/ Thomas W. Rieck	Director	August 14, 2012
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	August 14, 2012
Dilip S. Vyas

/s/ Paul J. Plante	Director	August 14, 2012
Paul J. Plante

/s/ Barry R. Horek	Director	August 14, 2012
Barry R. Horek

/s/ Bruce J. Mantia	Director	August 14, 2012
Bruce J. Mantia

Financial statement schedules are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SigmaTron International, Inc.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

August 14, 2012

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

April 30,

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,668,931	$4,138,102
Accounts receivable, less allowance for doubtful accounts of $164,103 and $150,000 at April 30, 2012 and 2011, respectively	27,916,288	23,549,065
Inventories, net	37,838,378	45,021,840
Prepaid expenses and other assets	1,170,537	922,345
Refundable income taxes	465,653	427,512
Deferred income taxes	1,840,751	1,536,233
Other receivables	238,592	273,943

Total current assets	74,139,130	75,869,040

PROPERTY, MACHINERY AND EQUIPMENT, NET	24,373,494	26,189,150

OTHER LONG-TERM ASSETS
Customer relationships, net of amortization of $2,683,075 and $2,570,325 at April 30, 2012 and 2011, respectively	86,925	199,675
Miscellaneous	547,334	645,864

Total other long-term assets	634,259	845,539

TOTAL ASSETS	$99,146,883	$102,903,729

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

April 30,

	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$20,233,521	$18,830,629
Accrued expenses	1,012,549	1,065,203
Accrued payroll	3,338,127	3,266,766
Current portion of long-term debt	126,828	260,990
Current portion of capital lease obligations	219,457	832,262

Total current liabilities	24,930,482	24,255,850
LONG-TERM DEBT, LESS CURRENT PORTION	18,175,013	24,301,841

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	806,882	1,044,181

DEFERRED RENT	735,616	722,559

DEFERRED INCOME TAXES	3,477,819	2,835,721

Total liabilities	48,125,812	53,160,152

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,909,572 and 3,864,274 shares issued and outstanding at April 30, 2012 and 2011, respectively	39,096	38,643
Capital in excess of par value	19,891,996	19,749,278
Retained earnings	31,089,979	29,955,656

Total stockholders’ equity	51,021,071	49,743,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,146,883	$102,903,729

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended April 30,

	2012	2011
Net sales	$156,635,984	$151,728,084

Cost of products sold	141,381,443	135,940,878

Gross profit	15,254,541	15,787,206
Selling and administrative expenses	12,611,673	11,460,908

Operating income	2,642,868	4,326,298
Other income	(38,952)	(9,602)
Interest expense	1,025,325	1,154,352

Income before income tax expense	1,656,495	3,181,548
Income tax expense	522,171	1,203,514

NET INCOME	$1,134,324	$1,978,034

Earnings per common share
Basic	$0.29	$0.52

Diluted	$0.29	$0.51

Weighted-average shares of common stock outstanding
Basic	3,878,207	3,828,638

Diluted	3,906,279	3,890,949

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2012 and 2011

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at April 30, 2010	$—	$38,226	$19,647,360	$27,977,621	$47,663,207
Stock-based compensation	—	—	9,657	—	9,657
Exercise of stock options	—	417	92,262	—	92,679
Net income	—	—	—	1,978,034	1,978,034

Balance at April 30, 2011	—	38,643	19,749,279	29,955,655	49,743,577
Stock-based compensation	—	—	2,414	—	2,414
Exercise of stock options	—	453	99,203	—	99,656
Tax benefit from exercise of options	—	—	41,100	—	41,100
Net income	—	—	—	1,134,324	1,134,324

Balance at April 30, 2012	$—	$39,096	$19,891,996	$31,089,979	$51,021,071

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30,

	2012	2011
Cash flows from operating activities
Net income	$1,134,324	$1,978,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,069,944	4,440,426
Stock-based compensation	2,414	9,657
Provision for doubtful accounts	14,103	6,600
Provision for inventory obsolescence	36,352	—
Deferred income tax expense	337,580	533,534
Amortization of customer relationships	112,750	163,996
Loss from disposal or sale of machinery and equipment	52,855	8,637
Changes in assets and liabilities
Accounts receivable	(4,381,326)	1,374,307
Inventories	7,147,110	(7,615,784)
Prepaid expenses and other assets	(114,311)	80,333
Refundable income taxes	(38,141)	(427,512)
Trade accounts payable	1,402,892	(241,294)
Deferred rent	13,057	722,559
Accrued expenses and payroll	18,707	70,057
Income taxes payable	—	(1,288,617)

Net cash provided by (used in) operating activities	9,808,310	(185,067)
Cash flows from investing activities
Purchases of machinery and equipment	(2,307,143)	(4,920,081)

Net cash used in investing activities	(2,307,143)	(4,920,081)
Cash flows from financing activities
Proceeds from exercise of common stock options	99,656	92,679
Payments under capital lease obligations	(850,104)	(943,711)
Proceeds under sale lease back agreement	—	835,330
Payments under other notes payable	(160,994)	(160,994)
Payments under building notes payable	(99,996)	(99,996)
Net (payments) proceeds under lines of credit	(6,000,000)	6,874,942
Change in bank overdraft	—	(1,407,572)
Tax benefit from exercise of options	41,100	—

Net cash (used in) provided by financing activities	(6,970,338)	5,190,678

INCREASE IN CASH	530,829	85,530
Cash and cash equivalents at beginning of year	4,138,102	4,052,572

Cash and cash equivalents at end of year	$4,668,931	$4,138,102

Supplementary disclosures of cash flow information
Cash paid for interest	$968,478	$1,011,517
Cash paid for income taxes, net of (refunds)	(93,287)	1,990,756
Purchase of machinery and equipment financed under capital leases	—	541,468

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012 and 2011

NOTE A—DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operate in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. As of April 30, 2012, the Company provided these manufacturing services through an international network of facilities located in North America, China and Taiwan. Approximately 10% of the total consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2012 and 2011.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan. The functional currency of the Mexican and Chinese subsidiaries and procurement branch is the U.S. dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuation for the fiscal year ended April 30, 2012 resulted in a gain of approximately $134,000, compared to a loss of approximately $158,000 for the prior fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Use of Estimates—Continued

amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments maturing within three months of the purchase date.

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the consumer electronics, gaming, fitness, industrial electronics, medical/life sciences, semiconductor, telecommunications and appliance industries. Credit is extended based on evaluation of a customer’s financial condition, and, generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company writes off accounts receivable when they are determined to be uncollectible.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Inventories—Continued

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method over the term of the related debt. Deferred financing fees of $8,756 and $90,302, net of accumulated amortization of $238,354 and $156,808 as of April 30, 2012 and 2011, respectively, are classified in other long-term assets on the Company’s balance sheet.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. See Note H—Income Taxes, Page F-22.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Earnings per Share

Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options had been exercised. At April 30, 2012 and 2011, there were 400,190 and 395,190 anti-dilutive common stock equivalents, respectively, which have been excluded from the calculation of diluted earnings per share.

Revenue Recognition

Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order. Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for such arrangements. The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes. The Company generally provides a 90 day warranty for workmanship only and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances). The Company assembles and tests assemblies based on customers’ specifications. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Shipping and Handling Costs

The Company records shipping and handling costs within selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2012 or 2011.

Fair Value Measurements

Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2012, due to their short-term nature. The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Intangibles Assets

The following are the changes in the carrying amount of customer relationships, net of accumulated amortization:

Balance as of April 30, 2010	$363,671
Amortization expense 2011	(163,996)

Balance as of April 30, 2011	199,675
Amortization expense 2012	(112,750)

Balance as of April 30, 2012	$86,925

Amortization period	8 years

The estimated intangible amortization expenses for future years are as follows:

Years Ending April 30,
2013	$75,850
2014	11,075

$86,925

The Company’s customer relationships are amortized utilizing accelerated amortization methods.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Reclassifications

Certain reclassifications have been made to the previously reported 2011 financial statements to conform to the 2012 presentation.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance was effective for fiscal years beginning on or after July 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations and financial condition.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

New Accounting Standards—Continued

In December 2010, the FASB issued authoritative guidance regarding ASC No. 805, “Business Combinations,” on the disclosure of supplementary pro forma information for business combinations. ASC No. 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note N—Subsequent Events, Page F-31.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards “IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which was first applicable to the Company’s fiscal quarter beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”, which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December, the FASB has issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The Company adopted this guidance beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

New Accounting Standards—Continued

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (Topic 350), Testing Goodwill for impairment (revised topic).” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

NOTE C—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2012	2011
Beginning balance	$150,000	$150,000
Bad debt expense	14,103	6,600
Write-offs	—	(6,600)

	$164,103	$150,000

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE D—INVENTORIES

Inventories consist of the following at April 30:

	2012	2011
Finished products	$10,271,704	$10,862,889
Work in process	2,101,341	2,280,209
Raw materials	27,343,433	33,720,490

	39,716,478	46,863,588
Less obsolescence reserve	1,878,100	1,841,748

	$37,838,378	$45,021,840

Changes in the Company’s inventory obsolescence reserve are as follows:

	2012	2011
Beginning balance	$1,841,748	$1,897,320
Provision for obsolescence	36,352	—
Write-offs	—	(55,572)

	$1,878,100	$1,841,748

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE E—PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2012	2011
Land and buildings	$12,311,942	$12,335,112
Machinery and equipment	49,582,841	44,364,140
Office equipment and software	5,591,497	5,046,379
Tools and dies	295,095	295,095
Leasehold improvements	3,085,887	2,967,879
Equipment under capital leases	1,376,799	5,125,379

	72,244,061	70,133,984
Less accumulated depreciation and amortization, including amortization of assets under capital leases of $209,510 and $1,533,010 at April 30, 2012 and 2011, respectively	47,870,567	43,944,834

Property, machinery and equipment, net	$24,373,494	$26,189,150

Depreciation and amortization expense was $4,069,944 and $4,440,426 for the years ended April 30, 2012 and 2011, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE F—LONG-TERM DEBT

Note Payable—Bank

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at April 30, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at April 30, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. The Company was in compliance with its financial covenants at April 30, 2012. As of April 30, 2012, there was a $16,000,000 outstanding balance and $14,000,000 of unused availability under the credit facility.

Capital Lease Obligations

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full and the Company assumed ownership of the assets as of January 31, 2012. The net book value of the related equipment was $1,434,423 at April 30, 2012.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement of $315,252 extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement of $835,330 extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At April 30, 2012, $239,092 and $612,144 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at April 30, 2012 of the equipment under each of the lease finance agreement and sale leaseback agreement was $273,656 and $696,402, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE F—LONG-TERM DEBT—Continued

Capital Lease Obligations—Continued

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At April 30, 2012, the balance outstanding under the capital lease agreement was $175,104. The net book value of the equipment under this lease at April 30, 2012 was $197,230.

The total amount outstanding at April 30, 2012 for the three remaining equipment lease transactions discussed above was $1,026,339. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The Company assumed ownership of the equipment on the date the leases were paid in full. The total net book value of the equipment under these other leases at April 30, 2012 was $563,853.

Note Payable—Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of April 30, 2012 was $2,275,009.

Other Debt

In October 2009, the Company entered into a financial licensing agreement for software. The term of the note payable is for 36 months, with monthly payments of approximately $13,415, and no interest is payable under the agreement. The balances outstanding under the note payable at April 30, 2012 and 2011, were $26,832 and $187,826, respectively.

The aggregate amount of debt maturing (excluding capital lease obligations) in each of the next three fiscal years and thereafter is as follows:

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE F—LONG-TERM DEBT—Continued

Other Debt—Continued

Fiscal Year
2013	$126,828
2014	16,099,996
2015	2,075,017
Thereafter	—

$18,301,841

See Note K for future maturities under capital lease obligations.

NOTE G—ACCRUED EXPENSES AND PAYROLL

Accrued expenses and payroll consist of the following at April 30:

	2012	2011
Wages	$1,709,671	$1,576,169
Bonuses	534,271	712,237
Foreign payroll accruals	1,094,185	978,360
Interest payable	54,771	77,369
Commissions	56,267	37,282
Professional fees	267,369	158,016
Other	634,142	792,536

	$4,350,676	$4,331,969

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE H—INCOME TAXES

U.S. and foreign income before income tax expense for the years ended April 30 are as follows:

	2012	2011
Domestic	$106,965	$1,854,577
Foreign	1,549,530	1,326,971

Income before Income Taxes	$1,656,495	$3,181,548

Provision for Income Taxes

The income tax provision for the years ended April 30 consists of the following:

	2012	2011
Current:
Federal	$(78,639)	$192,990
State	(9,698)	77,707
Foreign	272,928	399,283

Total Current	184,591	669,980

Deferred:
Federal	65,388	465,138
State	38,102	68,396
Foreign	234,090	—

Total Deferred	377,580	533,534

Provision for income taxes	$522,171	$1,203,514

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE H—INCOME TAXES—Continued

Provision for Income Taxes—Continued

The difference between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the years ended April 30 are as follows:

	2012	2011
U.S. Federal provision:
At Statutory Rate	$563,246	$1,081,726
State Taxes	18,748	91,829
Foreign Tax Differential	(19,823)	(51,886)
Employment Credits	(71,944)	—
Other	31,944	81,845

Total	$522,171	$1,203,514

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE H—INCOME TAXES—Continued

Deferred Tax Assets and Liabilities

Significant temporary differences that result in deferred tax assets and liabilities at April 30, are as follows:

	2012	2011
Deferred Tax Assets:
Federal & State NOL Carryforward	$39,783	$—
Reserves and Accruals	605,366	384,336
Stock Based Compensation	51,201	—
Inventory	1,148,245	1,093,398
Other Intangibles	(87,310)	(36,318)
Deferred Rent	408,965	313,161
Allowance for Doubtful Accounts	69,186	58,499
Other	30,296	—

Total Gross Deferred Tax Assets	2,265,732	1,813,076
Less: Val. Allowance	(12,342)	—

Total Deferred Tax Assets	$2,253,390	$1,813,076

Deferred Tax Liabilities:
Other Intangibles	$(36,648)	$(77,872)
Property, Machinery & Equipment	(3,561,010)	(3,034,692)
Deferred Flat Tax Liability (Net)	(292,800)	—

Total Gross Deferred Tax Liabilities	$(3,890,458)	$(3,112,564)

Net Deferred Tax Asset/(Liability)	$(1,637,068)	$(1,299,488)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE H—INCOME TAXES—Continued

Deferred Tax Assets and Liabilities—Continued

The above amounts are classified in the Consolidated Balance Sheets at April 30, are as follows:

	2012	2011
Current assets:
Deferred income taxes	$1,840,751	$1,536,233
Non-current liabilities:
Deferred income taxes	(3,477,819)	(2,835,721)

Net Deferred Tax Asset/(Liability)	$(1,637,068)	$(1,299,488)

The Company has not provided U.S. deferred taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries. The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

Unrecognized Tax Benefits

The Company has no unrecognized tax benefits at April 30, 3012 and 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2012	2011
Beginning Balance	$—	$50,038
Tax positions related to current year	—	—
Tax positions related to prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapses in statutes of limitations	—	(50,038)

Ending Balance	$—	$—

For the fiscal year ended April 30, 2012 and 2011, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0 and $50,038, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE H—INCOME TAXES—Continued

Other

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

NOTE I—401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions up to $300 annually. The Company contributed $87,160 and $75,392 to the plans during the fiscal years ended April 30, 2012 and 2011, respectively. The Company paid total expenses of $6,500 and $10,000 for the fiscal years ended April 30, 2012 and 2011, respectively, relating to costs associated with the administration of the plans.

NOTE J—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2012, two customers accounted for 21.0% and 14.0% of net sales of the Company, respectively, and 50.7% and 7.4% of accounts receivable as of April 30, 2012, respectively. For the year ended April 30, 2011, two customers accounted for 24.0% and 16.0% of net sales of the Company, and 42.3% and 6.9% of accounts receivable at April 30, 2011.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE K—LEASES

The Company leases certain facilities under various operating leases expiring at various date through April 2017. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2012:

	Capital	Operating
Years ending April 30,	leases	leases
2013	$261,683	$1,013,933
2014	261,683	1,191,918
2015	261,682	1,245,770
2016	261,682	1,273,929
2017	86,248	1,274,702
Thereafter	—	3,681,699

	1,132,978	$9,681,951

Less amounts representing interest	106,639

	1,026,339

Less current portion	219,457

	$806,882

Rent expense incurred under operating leases was approximately $1,412,455 and $1,569,996 for the years ended April 30, 2012 and 2011, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent expense recorded for the fiscal year ended April 30, 2012 was $13,057. In addition, the landlord provided the Company tenant incentives of $418,000, which is being amortized over the life of the lease.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE L—STOCK OPTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire up to 1,753,500 shares of common stock. Options available for grant under the employee plans total 1,357,500, with the non-employee director plans allowing for a total of 396,000 options available for grant. All Option Plans have been approved by the Company’s shareholders. At April 30, 2012, the Company has 205,864 shares available for future issuance to employees under the employee plan and none under the non-employee director plan. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. In fiscal year 2012, there were 150,000 options approved and available for grant by the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Each Option under the Option Plans is exercisable for one share of stock. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

There were no options granted during fiscal year 2012 or 2011.

Option-valuation models require the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing method does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. When the Company does grant stock options, it uses the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate and the simplified method to calculate the weighted-average expected life, due to limited history. The expected dividend, volatility and forfeitures rates of options are based on historical experience and expected future results.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE L—STOCK OPTIONS—Continued

The table below summarizes option activity through April 30, 2012:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2010	502,037	$7.90	498,910
Options exercised during 2011	(41,218)	2.20
Options exercised/expired during 2011	(1,230)	4.00

Outstanding at April 30, 2011	459,589	8.42	458,337
Options exercised during 2012	(45,298)	2.20
Options expired during 2012	(4,099)	3.69

Outstanding at April 30, 2012	410,192	$9.16	410,192

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options. During the fiscal years ended April 30, 2012 and 2011, the aggregate intrinsic value of options exercised was $71,118 and $128,009, respectively. As of April 30, 2012 and 2011, the aggregate intrinsic value of in the money options outstanding was $0 and $159,529, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE L—STOCK OPTIONS—Continued

Information with respect to stock options outstanding and exercisable at April 30, 2012, follows:

	Options outstanding and exercisable
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
Range of exercise prices	April 30, 2012	contractual life	exercise price
$3.99 – 5.40	15,000	3.52 years	$4.46
9.17 – 11.56	395,192	3.82 years	9.34

	410,192		$9.16

The Company recognized approximately $2,400 and $9,700 in stock compensation expense in fiscal years 2012 and 2011, respectively.

As of April 30, 2012, the balance of unrecognized compensation cost related to the Company’s stock option plans was $0.

NOTE M—HAYWARD, CA OPERATION MOVE

In fiscal year 2011, the Company relocated its Hayward, CA operation to Union City, CA. The Company incurred relocation expenses as a result of the move. The relocation expenses of $892,390, which are included in cost of products sold for fiscal year 2011, consists primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the Hayward facility. The related after tax amount was $562,206. All accrued amounts have been paid off as of fiscal year 2011.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE N—SUBSEQUENT EVENTS

Acquisition of Spitfire Controls, Inc.

The Purchase Agreement

The Company entered into a Purchase Agreement as of May 31, 2012 with Spitfire Controls, Inc., an Illinois corporation (“Seller”), regarding the acquisition of certain assets of the Seller by the Company. Prior to the date of the Purchase Agreement, the Seller and/or its affiliates are and have been customers and strategic partners of the Company, with such relationships dating back to 1994.

Seller, on its own and through its subsidiaries Digital Appliance Controls de Mexico, S.A. de C.V., a Mexico corporation (“DAC”), and Spitfire Controls (Cayman) Co. Ltd., a Cayman Islands exempted company (“Cayman”), their subsidiaries and Seller’s affiliated entities, is engaged in the business of the design, manufacture, sale and distribution of electrical or electronic controls for appliances (the “Business”). Pursuant to the terms of the Purchase Agreement, the Company agreed to acquire and has acquired on May 31, 2012 certain “Acquired Assets” from or at the direction of the Seller (the “Transaction”). The Acquired Assets, which are listed in greater detail in the Purchase Agreement, consist of (i) all of the equity securities of DAC and Cayman and (ii) all of the assets used by or useful in the conduct of the Business. In addition to acquiring the Acquired Assets, the Company has also obtained an agreement not to compete against the Business as it will be operated by the Company after the closing of the Transaction from each of the Seller and the sole owner of Seller, Gregory Jay Ramsey (“Ramsey”).

In exchange for the Acquired Assets, the Company has agreed to pay a purchase price consisting of: (i) the satisfaction and release of the account payable of approximately $16,000,000 owed by Seller to the Company; (ii) future payments, which are based upon the annual post-closing performance of the Business during each of the Company’s fiscal years 2013 through 2019; and (iii) the issuance to Ramsey, at the Seller’s direction, of 50,000 shares of restricted common stock of the Company, 12,500 of which vested upon the closing of the Transaction and 12,500 of which will vest on each of the first, second and third anniversaries of the closing of the Transaction. While no event will accelerate the vesting of such shares, the unvested shares will not vest and will be forfeited automatically in certain specified circumstances, including, but not limited to, in the event that the Seller’s consultant relationship with the Company is terminated for cause or if Seller or Ramsey breaches its or his respective non-competition, non-solicitation and/or non-disparagement covenants to the Company.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE N—SUBSEQUENT EVENTS—Continued

Acquisition of Spitfire Controls, Inc.—Continued

The Purchase Agreement—Continued

In addition to the foregoing, the Company has agreed to assume (i) the Seller’s obligations under certain specified contracts and Governmental Authorizations (as defined in the Purchase Agreement), (ii) specified trade accounts payable and accrued expenses of the Seller as agreed upon by the parties and (iii) specified inter-company payables involving the Seller, DAC, Cayman and/or their subsidiaries and associated companies. Further, each of DAC and Cayman has retained the liabilities associated with its respective operations, which is customary in transactions involving the purchase or sale of all of the equity securities of an entity. As a result, the Company has indirectly acquired such liabilities through the Transaction. The Purchase Agreement specifies that the Company will not assume any liabilities of the Seller or its associated companies other than those discussed above.

The Credit Amendment

Concurrent with the Transaction, the Company entered into amendments of its credit facility with Wells Fargo (“the Credit Amendment”). The Credit Amendment modified certain financial covenant thresholds applicable to the Company, added property at two of the locations acquired in the Transaction as collateral for the loan to the Company, permitted the Company to acquire certain inter-company payables involving the Seller, DAC, Cayman or the subsidiaries and associated companies and permitted the Company to discharge and release the account payable owed by the Seller to the Company in partial consideration for the Transaction.

Tijuana, MX Operation Move

On May 8, 2012, the Company entered into a real estate lease agreement to relocate its Tijuana, MX operation to a new facility within Tijuana, MX. The current lease expired June 2012 and the Company began its relocation in June 2012. The relocation was completed in July 2012. The Company will incur expenses due to the relocation of its Tijuana, MX operation, which are estimated to be $295,000 to $325,000 (unaudited). These expenses will be recorded in the first fiscal quarter of 2013. All incentives realized under the lease will be recognized over the term of the lease, which is five years.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE O—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2012:

	First	Second	Third	Fourth
2012	quarter	quarter	quarter	quarter
Net sales	$38,892,011	$39,902,653	$38,099,493	$39,741,827
Income before income tax expense	382,487	251,128	136,042	886,838
Net income	240,961	158,267	85,656	649,440
Earnings per share-Basic	$0.06	$0.04	$0.02	$0.17
Earnings per share-Diluted	$0.06	$0.04	$0.02	$0.17
Total shares-Basic	3,864,274	3,864,412	3,875,253	3,909,572
Total shares-Diluted	3,890,760	3,883,683	3,895,111	3,909,572

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE O—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)—Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2011:

	First	Second	Third	Fourth
2011	quarter	quarter	quarter	quarter
Net sales	$38,061,373	$38,195,193	$36,934,982	$38,536,536
Income before income tax expense	1,361,670	930,521	404,603	484,754
Net income	857,989	586,050	254,818	279,177
Earnings per share-Basic	$(0.22)	$0.15	$0.07	$0.08
Earnings per share-Diluted	$(0.22)	$0.15	$0.07	$0.07
Total shares-Basic	3,822,801	3,823,056	3,823,056	3,846,212
Total shares-Diluted	3,877,079	3,881,139	3,886,181	3,916,903

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2012 and 2011

NOTE P—LITIGATION

As of April 30, 2012, the Company was not a party to any material legal proceedings.

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