Form 10-Q
period 2012-07-31
SIGMATRON INTERNATIONAL INC
filed 2012-09-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 14, 2012: 3,930,402

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	July 31,
	2012	April 30,
	(Unaudited)	2012
Current assets:
Cash	$5,453,236	$4,668,931
Accounts receivable, less allowance for doubtful accounts of $150,000 and $164,103 at July 31, 2012 and April 30, 2012	19,781,045	27,916,288
Inventories, net	46,900,820	37,838,378
Prepaid expenses and other assets	1,682,338	1,170,537
Refundable income taxes	570,367	465,653
Deferred income taxes	1,840,751	1,840,751
Other receivables	578,868	238,592

Total current assets	76,807,425	74,139,130

Property, machinery and equipment, net	25,355,966	24,373,494

Intangible assets, net of amortization of $2,743,452 and $2,683,075 at July 31, 2012 and April 30, 2012	6,168,548	86,925
Goodwill	3,602,228	—
Other assets	767,151	547,334

Total other long-term assets	10,537,927	634,259

Total assets	$112,701,318	$99,146,883

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$24,700,378	$20,233,521
Accrued expenses	1,801,180	1,012,549
Accrued wages	3,786,612	3,338,127
Current portion of long-term debt	99,996	126,828
Current portion of capital lease obligations	221,965	219,457
Current portion of contingent consideration	331,429	—

Total current liabilities	30,941,560	24,930,482

Long-term debt, less current portion	23,410,125	18,175,013
Capital lease obligations, less current portion	750,442	806,882
Contingent consideration, less current portion	1,988,571	—
Deferred rent	895,806	735,616
Deferred income taxes	3,486,153	3,477,819

Total long-term liabilities	30,531,097	23,195,330

Total liabilities	61,472,657	48,125,812

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,930,402 and 3,909,572 shares issued and outstanding at July 31, 2012 and April 30, 2012	39,596	39,096
Capital in excess of par value	20,192,229	19,891,996
Retained earnings	30,996,836	31,089,979

Total stockholders’ equity	51,228,661	51,021,071

Total liabilities and stockholders’ equity	$112,701,318	$99,146,883

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net sales	$47,629,229	$38,892,011
Cost of products sold	42,923,331	35,349,503

Gross profit	4,705,898	3,542,508

Selling and administrative expenses	4,665,405	2,909,136

Operating income	40,493	633,372

Other income	—	(18,431)
Interest expense	188,337	269,316

(Loss) income from operations before income tax expense	(147,844)	382,487
Income tax (benefit) expense	(54,700)	141,526

Net (loss) income	($93,144)	$240,961

(Loss) earnings per share - basic	($0.02)	$0.06

(Loss) earnings per share - diluted	($0.02)	$0.06

Weighted average shares of common stock outstanding
Basic	3,922,478	3,864,274

Weighted average shares of common stock outstanding
Diluted	3,922,478	3,890,760

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net (loss) income	($93,144)	$240,961

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,189,205	994,052
Stock-based compensation	92,816	2,414
Restricted stock expense	38,907	—
Deferred income taxes	8,334	(942)
Amortization of intangibles	60,377	33,919
Loss from disposal or sale of machinery and equipment	—	747

Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	(5,592,925)	(1,586,890)
Inventories	(1,871,827)	(2,833,415)
Prepaid expenses and other assets	(905,738)	(66,572)
Refundable Income taxes	(104,714)	196,716
Trade accounts payable	2,607,696	(232,833)
Deferred rent	160,190	3,580
Accrued expenses and wages	(330,390)	(759,926)

Net cash used in operating activities	(4,741,213)	(4,008,189)

Investing activities:
Purchases of machinery and equipment	(771,427)	(1,116,418)
Cash received in conjunction with acquisition	1,142,597	—

Net cash provided by (used in) investing activities	371,170	(1,116,418)

Financing activities:
Payments under capital lease obligations	(53,932)	(277,005)
Payments under other notes payable	(26,832)	(40,249)
Net proceeds under lines of credit	5,260,111	2,527,192
Change in bank overdraft	—	2,087,587
Payments under building notes payable	(24,999)	(24,999)

Net cash provided by financing activities	5,154,348	4,272,526

Change in cash	784,305	(852,081)
Cash at beginning of period	4,668,931	4,138,102

Cash at end of period	$5,453,236	$3,286,021

Supplementary disclosures of cash flow information
Cash paid for interest	$177,899	$235,596
Cash paid for income taxes, net of (refunds)	18,000	(115,516)
Non-Cash Transaction - Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R Trade forgiven	$15,312,904	$—
SigmaTron International, Inc. Foreign A/R Trade forgiven	1,142,392	—
Contingent consideration	2,320,000	—
Issuance of Restricted stock	169,011	—

Total Cost of Acquisition	$18,944,307	$—

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire Control, Inc. (“Spitfire”). Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company.

Note B – Inventories

The components of inventory consist of the following:

	July 31,	April 30,
	2012	2012
Finished products	$13,005,112	$10,271,703
Work-in-process	2,782,815	2,101,342
Raw materials	32,990,993	27,343,433

	48,778,920	39,716,478
Less obsolescence reserve	1,878,100	1,878,100

	$46,900,820	$37,838,378

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note C – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2012	2011
Net (loss) income	$(93,144)	$240,961

Weighted-average shares
Basic	3,922,478	3,864,274
Effect of dilutive stock options	—	26,486

Diluted	$3,922,478	3,890,760

Basic (loss) earnings per share	$(0.02)	$0.06

Diluted (loss) earnings per share	$(0.02)	$0.06

Options to purchase 525,192 and 459,589 shares of common stock were outstanding at July 31, 2012 and 2011, respectively. There were 115,000 options granted during the quarter ended July 31, 2012. There were no options granted during the quarter ended July 31, 2011. The Company recognized approximately $92,800 and $2,400 in stock option expense during the quarters ended July 31, 2012 and 2011, respectively. The balance of unrecognized compensation cost related to the Company’s stock options plans was approximately $167,100 and $0 at July 31, 2012 and 2011, respectively.

The Company issued 25,000 shares of restricted stock, of which 8,333 vested in June 2012 and recognized approximately $39,000 in compensation expense during the quarter ended July 31, 2012. There was no issuance of restricted stock during the quarter ended July 31, 2011. The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $50,000 and $0 at July 31, 2012 and 2011, respectively.

During the quarter ended July 31, 2012, the Company issued 50,000 shares of restricted stock as additional consideration in conjunction with the May 31, 2012 Spitfire acquisition.

Note D – Long-term Debt

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at July 31, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at July 31, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note D – Long-term Debt - Continued

Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company will renegotiate its financial covenants prior to October 31, 2012 with its bank to ensure it is in compliance with its financial covenants at October 31, 2012 and at its fiscal year end. As of July 31, 2012, there was a $21,260,111 outstanding balance under the credit facility and $8,739,889 of unused availability.

Note E – Tijuana, MX Operation Move

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $417,420 in relocation expenses to date, as a result of the move. For the first quarter ended July 31, 2012, relocation expenses of approximately $391,750 are included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility.

Note F – Acquisition

Spitfire Control, Inc.

The Purchase Agreement

SigmaTron entered into a Purchase Agreement on May 31, 2012 with Spitfire Control, Inc., an Illinois corporation (“Seller”), regarding the acquisition of certain assets of the Seller by the Company. Prior to the date of the Purchase Agreement, the Seller and its affiliates were customers and strategic partners of SigmaTron, with such relationships dating back to 1994.

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

Pursuant to the terms of the Purchase Agreement, SigmaTron acquired on May 31, 2012 certain “Acquired Assets” from or at the direction of the Seller (the “Transaction”). The Acquired Assets, which are listed in greater detail in the Purchase Agreement, consist of (i) all of the equity securities of DAC and Cayman and (ii) all of the assets used by or useful in the conduct of the Business. In addition to acquiring the Acquired Assets, SigmaTron has also obtained an agreement not to compete against the Business as it will be operated by the Company after the closing of the Transaction from each of the Sellers and the sole owner of Seller.

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition - Continued

In exchange for the Acquired Assets, the Company has agreed to pay a purchase price consisting of: (i) the satisfaction and release of the account payable of approximately $16,000,000 owed by Seller to the Company; (ii) future payments, which are based upon the annual post-closing performance of the Business during each of the Company’s fiscal years 2013 through 2019; and (iii) the issuance of 50,000 shares of restricted common stock of SigmaTron, 12,500 of which vested upon the closing of the Transaction and 12,500 of which will vest on each of the first, second and third anniversaries of the closing of the Transaction.

In addition to the foregoing, SigmaTron has agreed to assume (i) the Seller’s obligations under certain specified contracts and Governmental Authorizations (as defined in the Purchase Agreement), (ii) specified trade accounts payable and accrued expenses of the Seller as agreed upon by the parties and (iii) specified inter-company payables involving the Seller, DAC, Cayman and/or their subsidiaries and associated companies. Further, each of DAC and Cayman has retained the liabilities associated with its respective operations, which is customary in transactions involving the purchase or sale of all of the equity securities of an entity. As a result, SigmaTron has indirectly acquired such liabilities through the Transaction.

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

Reasons for the Transaction

The Company believes its acquisition of Spitfire will allow a comprehensive approach to solving major appliance producers’ issues with integrating electronics into their platforms. The acquisition also added two manufacturing operations in locations that will augment the Company’s international footprint. In addition, the acquisition of Spitfire will allow the Company to offer design services for the first time in specific markets. In conjunction with the Spitfire acquisition, the Company incurred a total of approximately $1,100,000 in professional fees. The professional fees incurred for the three month period ended July 31, 2012 were $588,600, which were recorded as selling and administrative expenses.

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition - Continued

Accounting

The acquisition of Spitfire was accounted for in accordance with ASC Topic No. 805, “Business Combinations”. The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company assessed the fair value of the acquired assets and assumed liabilities (primarily using level 3 measurement inputs) and allocated purchase price of $18,944,307. The allocation of the purchase considerations is preliminary and based upon estimates made by the Company with the assistance of independent valuation specialists. The Company expects to finalize the allocation of the purchase consideration in the subsequent quarter. The estimated purchase price allocation as of July 31, 2012, was as follows:

Estimated Fair Value
Cash	$1,142,597
Current assets	10,083,900
Property, plant and equipment	1,400,250
Liabilities assumed	(3,426,668)
Non-contractual customer relationships	4,690,000
Backlog	22,000
Trade names	980,000
Non-compete agreements	50,000
Patents	400,000
Goodwill	3,602,228

Total Net Assets	$18,944,307

The amounts allocated to non-contractual customer relationships, backlog, trade names, non-compete agreements and patents are estimated by the Company based on the work performed by independent valuation specialists, primarily through the use of discounted cash flow techniques. Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

	Method	Life
Non-contractual customer relationships	Accelerated	15 Years
Backlog	Straight-line	1 Year
Trade names	Straight-line	20 Years
Non-compete agreements	Straight-line	7 Years
Patents	Straight-line	5 Years
Goodwill	N/A	Indefinite

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition - Continued

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets. The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under circumstances that may indicate a potential impairment. Goodwill is deductible for federal income tax purposes over a period of 15 years.

The Company’s estimate of the fair value of the contingent consideration ($2,320,000 as of the acquisition date) was based on expected operating results of the Business through fiscal 2019 and the specific terms of when such consideration would be earned. Those terms provide for additional consideration to be paid to Seller or its owner based on a percentage of sales and pre-tax profits over those years in excess of certain minimums. Payments are to be made quarterly each year and adjusted after each yearend audit. The Company discounted expected payments by its weighted average cost of capital of 11.5%. The value of the 50,000 shares of restricted stock issued as part of the purchase price was based on the trading price of the Company’s common stock on the acquisition date discounted by 15% to account for the restrictions associated with that issuance.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire. The Company instead began selling directly to Spitfire’s former customers.

Pro forma Results

The results of Spitfire for the period June 1, 2012 through July 31, 2012, which includes sales of $3,966,521 and a net loss of $568,594, have been included in our consolidated financial statements.

While the results of Spitfire have been included in the condensed consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma condensed combined results of operations for the three months ended July 31, 2012 and 2011 are based on the historical financial statements of the Company and Spitfire giving effect to the business combination as if it had occurred on May 1, 2011. Therefore, this pro forma data includes adjustments to sales, amortization, depreciation, compensation expense and tax expense. This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred on May 1, 2011. Moreover, this data is not intended to be indicative of future results of operations.

	Three Months Ended July 31,
	2012	2011
Net sales	$48,409,291	$42,142,180
Net income (loss)	71,508	(874,988)
Income (loss) per share:
Basic	$0.02	$(0.23)
Diluted	$0.02	$(0.23)

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note G – Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill for the three months ended July 31, 2012, are as follows:

Total
Balance at April 30, 2012	$—
Goodwill due to Spitfire acquisition	3,602,228

Balance at July 31, 2012	$3,602,228

Other Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2012 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Other intangible assets – Able	—	$375,000	$375,000
Customer relationships – Able	.9	2,395,000	2,331,426
Spitfire:
Non-contractual customer relationships	14.8	4,690,000	10,670
Backlog	.8	22,000	3,666
Trade names	19.8	980,000	8,166
Non-compete agreements	6.8	50,000	1,190
Patents	4.8	400,000	13,334

Total		$8,912,000	$2,743,452

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 9 months of the fiscal year ending April 30:	2013	$219,114
For the year fiscal ended April 30:	2014	346,680
	2015	428,610
	2016	470,899
	2017	490,010
	Thereafter	4,213,235

		$6,168,548

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H – Critical Accounting Policies

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

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H – Critical Accounting Policies - Continued

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. There were no indicators identified during the quarter ended July 31, 2012.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets for impairment. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period.

Income Tax - The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H – Critical Accounting Policies - Continued

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

FASB ASC Topic 740, “Income Taxes” provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. FASB ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes tax liabilities in accordance with FASB ASC Topic 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

New Accounting Standards:

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income,” which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December, the FASB has issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The Company adopted this guidance beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (ASC Topic 350), Testing Goodwill for impairment (revised topic).” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

SigmaTron International, Inc.

July 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H – Critical Accounting Policies - Continued

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (ASC Topic 210), Disclosures about Offsetting Assets and Liabilities”, which requires an entity to disclose certain information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company is required to apply the amendments in this guidance for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this guidance to have material impact on the Company’s consolidated results of operations and financial condition.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (ASC Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment”, which permits the Company the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not currently expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a significant impact on our consolidated financial statements upon adoption.

SigmaTron International, Inc.

July 31, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire. Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth, including its integration of the Spitfire operation acquired in May 2012. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview:

The Company operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automated and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

SigmaTron International, Inc.

July 31, 2012

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2012 and 2011.

On May 31, 2012, the Company acquired certain assets and assumed certain liabilities of Spitfire (the (“Spitfire Transaction”). Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an original equipment manufacturer (“OEM”) of electronic controls, with a focus on the major appliance (white goods) industry. Although North America was its primary market, Spitfire has applications that can be used worldwide. The Company provided manufacturing solutions for Spitfire since 1994, and was a strategic partner to Spitfire as it developed its OEM electronic controls business.

Spitfire provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances. Spitfire is a member of the Association of Home Appliance Manufacturers (“AHAM”), as well as other industry related trade associations and is ISO 9001-2008 certified. The acquisition will allow the Company to offer design services for the first time in specific markets.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire. The Company instead began selling directly to Spitfire’s former customers.

SigmaTron International, Inc.

July 31, 2012

In an effort to facilitate growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the Chinese domestic market. The Company continues to see a trend of Chinese costs increasing, thereby making Mexico a more competitive manufacturing location to service North America. Indications suggest that this trend will continue. We feel the Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico and Vietnam. The Company believes this strategy has continued to serve it well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult. Short-term customer demands remain volatile. The Company expects continuing margin pressures. The Company anticipates a choppy and volatile economy and plans to cautiously manage its business considering the international events and the upcoming election in the U.S. The Company plans to focus on opportunities to increase revenue and control costs.

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $417,420 in relocation expenses to date, as a result of the move. For the first quarter ended July 31, 2012, relocation expenses of approximately $391,750 are included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility.

Results of Operations:

Net Sales

Net sales increased for the three month period ended July 31, 2012 to $47,629,229 from $38,892,011 for the three month period ended July 31, 2011. Sales volume increased for the three month period ended July 31, 2012 as compared to the same period in the prior fiscal year in the industrial electronics, appliance, medical/life sciences, telecommunications and gaming marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the fitness, consumer electronics and semiconductor equipment marketplaces. The increase in revenue for the three month period ended July 31, 2012 as compared to the same period in the prior fiscal year, is primarily the result of sales to customers due to the Spitfire acquisition, as well as our existing customers’ increased demand for product and the addition of some new customer programs ramping up.

Gross Profit

Gross profit increased during the three month period ended July 31, 2012 to $4,705,898 or 9.9% of net sales, compared to $3,542,508 or 9.1% of net sales for the same period in the prior fiscal year. The increase in gross profit was primarily the result of sales to customers due to the Spitfire acquisition, as well as, increased sales revenue from our existing customers’ and product mix. The increase in gross profit for the three month period ended July 31, 2012 was partially offset by relocation expenses of approximately $391,750 for the Tijuana, MX move and a foreign currency loss of $50,438. Gross profit for the three month period ended July 31, 2011 was impacted by a currency loss of $57,363.

SigmaTron International, Inc.

July 31, 2012

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult. Short-term customer demands remain volatile and the Company expects continuing margin pressures. The Company anticipates a choppy and volatile economy and plans to cautiously manage its business considering the international events and the upcoming election in the U.S. The Company plans to focus on opportunities to increase revenue and control costs.

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,665,405 or 9.8% of net sales, for the three month period ended July 31, 2012, compared to $2,909,136 or 7.5% of net sales for the same period in the prior fiscal year. The net increase for the three month period ended July 31, 2012 totaled $1,756,269 of which $1,230,950 resulted from additional selling and administrative expenses related to Spitfire following the Spitfire Transaction, including salaries, other general administrative expenses and additional professional fees. In addition, commissions and bonus expenses increased by approximately $128,000 for the three month period ended July 31, 2012 compared to the same period in the prior fiscal year.

Interest Expense

Interest expense decreased to $188,337 for the three month period ended July 31, 2012 compared to $269,316 for the same period in the prior fiscal year. The decrease in interest expense for the three month period ended July 31, 2012, was due to the Company’s decreased borrowings under its senior secured credit facility and capital lease obligations. Interest expense for future quarters may increase if interest rates or borrowings, or both, increase.

Taxes

The income tax benefit from operations was $54,700 for the three month period ended July 31, 2012 compared to income tax expense of $141,526 for the same period in the prior fiscal year. The Company’s effective tax rate was 37% for the three month period ended July 31, 2012 and 2011. The disparity in income tax expenses for the three month period ended July 31, 2012 compared to July 31, 2011 is primarily the effect on taxable income (loss) of one-time expenses incurred relating to the Spitfire acquisition and the relocation of the Tijuana, MX operation. Specifically, the Company incurred approximately $589,000 of one-time expenses related to the Spitfire acquisition and approximately $392,000 of one-time expenses related to the relocation of the Tijuana, MX operation. While the Company bore the majority of related expenses during the first quarter of fiscal year 2013, the Company expects to incur additional one-time expenses related to the Spitfire acquisition during the second quarter of fiscal year 2013.

Net Income

Net loss from operations was $93,144 for the three month period ended July 31, 2012 compared to net income from operations of $240,961 for the same period in the prior fiscal year. Basic and diluted loss per share for the first fiscal quarter of 2013 were each $0.02 compared to basic and diluted earnings per share of $0.06 for the same period in the prior fiscal year.

SigmaTron International, Inc.

July 31, 2012

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $4,741,213 for the three months ended July 31, 2012, compared to cash flow used in operating activities of $4,008,189 for the same period in the prior fiscal year. During the first three months of fiscal year 2013, cash flow used in operating activities was primarily the result of an increase in inventory and accounts receivable. The increase in inventory of $1,871,827 was primarily related to the Spitfire acquisition and increased customer orders. The increase in accounts receivable of $5,592,925 was due to increased sales volume from both existing customers and sales to customers due to the Spitfire acquisition. Net cash used in operating activities was partially offset by an increase in accounts payable, the non cash effects of depreciation, amortization, stock compensation and related expenses.

Cash flow used in operating activities was $4,008,189 for the three months ended July 31, 2011. During the first three months of fiscal year 2012, cash flow used in operating activities was primarily the results of an increase in inventories of $2,833,415 due to rising inventory levels for some customers delaying shipments and the start up of new customer programs. Cash flow used in operating activities was further impacted by an increase in accounts receivable of $1,586,890 due to increased sales volume and timing of cash receipts from a significant customer. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization and a decrease in accounts payable. The decrease in accounts payable of $232,833 during the first fiscal quarter was due to timing of payments in the ordinary course of business.

Investing Activities.

During the first three months of fiscal year 2013, the Company purchased approximately $771,400 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $3,728,600 during the balance of fiscal year 2013. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit. The Company received approximately $1,142,000 in cash in conjunction with the Spitfire Transaction.

During the first quarter of fiscal year 2012, investing activities consisted of purchases of approximately $1,100,000 in machinery and equipment to be used in the ordinary course of business.

Financing Activities.

Cash provided by financing activities was $5,154,348 for the three months ended July 31, 2012, compared to cash provided by financing activities of $4,272,526 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings under the credit facility. The additional borrowings were required to support increased inventories driven by customer demand, accounts payable related to the Spitfire acquisition and an increase in accounts receivable in the ordinary course of business.

SigmaTron International, Inc.

July 31, 2012

Cash provided by financing activities was $4,272,526 for the three months ended July 31, 2011. Cash provided by financing activities was primarily the result of increased borrowings of $2,527,192 under the credit facility. The additional borrowings were required to support the increase in inventory and accounts receivable.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility extends through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at July 31, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at July 31, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company will renegotiate its financial covenants prior to October 31, 2012 with its bank to ensure it is in compliance with its financial covenants at October 31, 2012 and at its fiscal year end. As of July 31, 2012, there was a $21,260,111 outstanding balance under the credit facility and $8,739,889 of unused availability.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of July 31, 2012 was $2,250,010.

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full as of January 31, 2012. The net book value of the equipment was $1,343,313 at July 31, 2012.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At July 31, 2012, $226,764 and $579,272 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at July 31, 2012 for the equipment under each of the lease finance agreement and sale leaseback agreement was $267,088 and $678,999, respectively.

SigmaTron International, Inc.

July 31, 2012

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At July 31, 2012, the balance outstanding under the capital lease agreement was $166,371. The net book value of the equipment under this lease at July 31, 2012 was $192,518.

The total amount outstanding at July 31, 2012 for the three remaining equipment lease transactions discussed above was $972,407. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The total net book value of the equipment under these other leases at July 31, 2012 was $541,884.

On May 8, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018. The amount of the deferred rent expense recorded for the three month period ended July 31, 2012 was $160,400.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the three months ended July 31, 2012, resulted in a foreign currency loss of $50,438. During the first three months of fiscal year 2013, the Company’s U.S. operations paid approximately $5,862,000 to its foreign subsidiaries for services provided. During the third quarter of fiscal year 2012, the Company received a distribution of previously taxed earnings of approximately $1,039,000 from a foreign subsidiary based in Mexico. The Company does not anticipate any U.S. income taxes on the distribution as the earnings were previously subject to U.S. tax. This distribution of previously taxed earnings from the foreign subsidiary based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from its foreign subsidiaries. Our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution, if such a distribution would occur.

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

SigmaTron International, Inc.

July 31, 2012

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

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2012, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of July 31, 2012, the Company was not a party to any material legal proceedings.

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

SigmaTron International, Inc.

July 31, 2012

Item 1A.	Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in the Current Report on Form 8-K filed on June 4, 2012 (the “Report”), the Company agreed to sell a total of 50,000 shares of the Company’s common stock to Gregory Jay Ramsey connection with the closing of the Spitfire Transaction, and served as partial consideration for the Acquired Assets (as such term is defined in the Report). The information contained in the Report with respect to such sale is incorporated herein by reference. Of the total, 12,500 shares were sold on June 4, 2012 in an unregistered sale, in accordance with and under Rule 506 under the Securities Act of 1933, as amended. The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012, which information is incorporated herein by reference. The remaining shares will vest and be sold in three installments of 12,500 shares each, on May 31, 2013; May 31, 2014; and May 31, 2015, and no event will accelerate the vesting thereof. The unvested shares may be forfeited in limited circumstances, as described in the Report.

The Company hired Peter Sognefest as an employee in connection with the Spitfire Transaction and agreed to sell a total of 25,000 shares of the Company’s common stock to Mr. Sognefest in connection with Mr. Sognefest’s hiring, and in partial consideration for his services rendered and to be rendered to the Company as an employee. Of the total, 8,333 shares were sold on June 4, 2012 in an unregistered sale, in accordance with and under Rule 506 under the Securities Act of 1933, as amended. The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012, which information is incorporated herein by reference. The remaining shares will vest and be sold in two installments of 8,333 shares each, on May 31, 2013 and May 31, 2014, and no event will accelerate the vesting thereof. The unvested shares may be forfeited in limited circumstances, including but not limited to the termination of Mr. Sognefest’s employment for cause.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

SigmaTron International, Inc.

July 31, 2012

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Purchase Agreement between SigmaTron International, Inc., and its nominees and Spitfire Controls, Inc., dated as of May 31, 2012, filed as Exhibit 2.1 to the Company’s Form 8-K filed on June 4, 2012, and incorporated herein by reference.

99.2	Fourth Amendment to Amended and Restated Credit Agreement; Second Amendment to Amended and Restated Continuing Security Agreement: Rights to Payment and Inventory; And First Amendment to Amended and Restated Security Agreement: Equipment and Fixtures between SigmaTron International, Inc., and Wells Fargo Bank, National Association, dated May 31, 2012, filed as Exhibit 10.14 to the Company’s Form 8-K filed on June 4, 2012, and incorporated herein by reference.

SigmaTron International, Inc.

July 31, 2012

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 14, 2012
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 14, 2012
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)