Form 10-Q/A
period 2012-07-31
SIGMATRON INTERNATIONAL INC
filed 2012-09-20
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2012, originally filed with the Securities Exchange Commission on September 14, 2012 (the “Original Filing”), is being filed solely to furnish the Interactive Data File exhibits required pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the Original Filing, other than the furnishing of the exhibits mentioned above. The Amendment does not reflect subsequent events occurring after the date of the Original Filing or modify or update any disclosures set forth in the Original Filing.

Item 6.	Exhibits.

The following exhibits are included as part of this report and are filed herewith:

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Scheme Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 20, 2012
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 20, 2012
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

4