Form 10-Q
period 2012-10-31
SIGMATRON INTERNATIONAL INC
filed 2012-12-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 13, 2012: 3,930,402

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	October 31,
	2012	April 30,
	(Unaudited)	2012
Current assets:
Cash	$7,591,585	$4,668,931
Accounts receivable, less allowance for doubtful accounts of $150,000 and $164,103 at October 31, 2012 and April 30, 2012	18,739,228	27,916,288
Inventories, net	48,541,540	37,838,378
Prepaid expenses and other assets	1,077,419	1,170,537
Refundable income taxes	615,404	465,653
Deferred income taxes	1,852,361	1,840,751
Other receivables	376,222	238,592

Total current assets	78,793,759	74,139,130

Property, machinery and equipment, net	25,595,807	24,373,494

Intangible assets, net of amortization of $2,816,490 and $2,683,075 at October 31, 2012 and April 30, 2012	6,095,510	86,925
Goodwill	3,611,960	—
Other assets	882,826	547,334

Total other long-term assets	10,590,296	634,259

Total assets	$114,979,862	$99,146,883

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$27,061,589	$20,233,521
Accrued expenses	1,840,529	1,012,549
Accrued wages	3,489,225	2,974,607
Current portion of long-term debt	99,996	126,828
Current portion of capital lease obligations	224,501	219,457
Current portion of contingent consideration	331,429	—

Total current liabilities	33,047,269	24,566,962

Long-term debt, less current portion	22,125,015	18,175,013
Capital lease obligations, less current portion	693,356	806,882
Contingent consideration, less current portion	1,923,571	—
Other long-term debt	934,085	363,520
Deferred rent	1,015,896	735,616
Deferred income taxes	3,486,153	3,477,819

Total long-term liabilities	30,178,076	23,558,850

Total liabilities	63,225,345	48,125,812

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,930,402 and 3,909,572 shares issued and outstanding at October 31, 2012 and April 30, 2012	39,679	39,096
Capital in excess of par value	20,235,168	19,891,996
Retained earnings	31,479,670	31,089,979

Total stockholders’ equity	51,754,517	51,021,071

Total liabilities and stockholders’ equity	$114,979,862	$99,146,883

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$52,729,395	$39,902,653	$100,358,624	$78,794,664
Cost of products sold	47,326,225	36,331,246	90,249,556	71,680,749

Gross profit	5,403,170	3,571,407	10,109,068	7,113,915
Selling and administrative expenses	4,679,755	3,032,310	9,345,160	5,941,446

Operating income	723,415	539,097	763,908	1,172,469
Other income (expense)	8,255	(8,149)	8,255	(26,580)
Interest expense	208,615	296,118	396,952	565,434

Income from operations before income tax expense	506,545	251,128	358,701	633,615
Income tax expense (benefit)	23,711	92,861	(30,989)	234,387

Net income	$482,834	$158,267	$389,690	$399,228

Earnings per share—basic	$0.12	$0.04	$0.10	$0.10

Earnings per share—diluted	$0.12	$0.04	$0.10	$0.10

Weighted average shares of common stock outstanding
Basic	3,930,402	3,864,412	3,926,440	3,864,343

Weighted average shares of common stock outstanding
Diluted	4,002,264	3,883,683	3,989,180	3,887,380

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$389,690	$399,228

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,221,992	2,007,173
Stock-based compensation	135,838	2,414
Restricted stock expense	38,907	—
Provision for inventory obsolescence	—	31,500
Deferred income taxes	(3,276)	(942)
Amortization of intangibles	133,415	60,196
Loss from disposal or sale of machinery and equipment	—	1,143
Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	(4,560,840)	(4,147,764)
Inventories	(3,512,547)	4,347,162
Prepaid expenses and other assets	(213,848)	567,523
Refundable Income taxes	(149,751)	218,016
Trade accounts payable	4,968,907	(6,209,216)
Deferred rent	280,280	7,160
Accrued expenses and wages	280,657	(521,126)

Net cash provided by (used in) operating activities	9,424	(3,237,533)

Investing activities:
Purchases of machinery and equipment	(2,044,055)	(1,452,473)
Cash received in conjunction with acquisition	1,142,597	—

Net cash used in investing activities	(901,458)	(1,452,473)

Financing activities:
Proceeds from exercise of common stock options	—	9,310
Payments under capital lease obligations	(108,482)	(620,879)
Payments under other notes payable	(26,832)	(80,497)
Net proceeds under lines of credit	4,000,000	4,586,619
Change in bank overdraft	—	165,277
Payments under building notes payable	(49,998)	(49,998)

Net cash provided by financing activities	3,814,688	4,009,832

Change in cash	2,922,654	(680,174)
Cash at beginning of period	4,668,931	4,138,102

Cash at end of period	$7,591,585	$3,457,928

Supplementary disclosures of cash flow information
Cash paid for interest	$385,336	$497,929
Cash paid for income taxes, net of (refunds)	24,310	(96,016)
Non-Cash Transaction - Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R Trade forgiven	$15,312,904	$—
SigmaTron International, Inc. Foreign A/R Trade forgiven	1,142,392	—
Contingent consideration	2,320,000	—
Issuance of Restricted stock	169,011	—

Total Cost of Acquisition	$18,944,307	$—

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2012

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire Control, Inc. (“Spitfire”). Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company.

Certain reclassifications have been made to the previously reported financial statements in order to conform to the current period presentation.

Note B – Inventories

The components of inventory consist of the following:

	October 31,	April 30,
	2012	2012
Finished products	$14,297,879	$10,271,703
Work-in-process	2,444,192	2,101,342
Raw materials	33,644,569	27,343,433

	50,386,640	39,716,478
Less obsolescence reserve	1,845,100	1,878,100

	$48,541,540	$37,838,378

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note C – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Net income	$482,834	$158,267	$389,690	$399,228

Weighted-average shares
Basic	3,930,402	3,864,412	3,926,440	3,864,343
Effect of dilutive stock options	71,862	19,271	62,740	23,037

Diluted	4,002,264	3,883,683	3,989,180	3,887,380

Basic earnings per share	$0.12	$0.04	$0.10	$0.10
Diluted earnings per share	$0.12	$0.04	$0.10	$0.10

Options to purchase 525,192 and 455,357 shares of common stock were outstanding at October 31, 2012 and 2011, respectively. There were no options granted during the quarters ended October 31, 2012 and 2011. The Company recognized approximately $32,160 and $2,400 in stock option expense during the quarters ended October 31, 2012 and 2011, respectively. The balance of unrecognized compensation cost related to the Company’s stock options plans was approximately $134,000 and $0 at October 31, 2012 and 2011, respectively.

The Company issued 25,000 shares of restricted stock, of which 8,333 vested in June 2012. The Company recognized approximately $39,000 and $11,000 in compensation expense during the quarter ended July 31, 2012 and October 31, 2012, respectively. There was no issuance of restricted stock during the quarters ended October 2012 and 2011. The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $39,000 and $0 at October 31, 2012 and 2011, respectively.

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note D – Long-term Debt

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility initially extended through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at October 31, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at October 31, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants prior to October 31, 2012 with its bank and extended the credit facility through September 30, 2014. At October 31, 2012 the Company was in compliance with its financial covenants. As of October 31, 2012, there was a $20,000,000 outstanding balance under the credit facility and $10,000,000 of unused availability.

Note E – Tijuana, MX Operation Move

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $423,000 in relocation expenses as a result of the move. During the first quarter ended July 31, 2012, relocation expenses of $391,750 were included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility. There was $5,880 of additional costs incurred during the quarter ended October 31, 2012. The Company does not anticipate any additional costs as a result of the move in future periods.

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

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition—Continued

Spitfire Control, Inc.

The Purchase Agreement—Continued

Pursuant to the terms of the Purchase Agreement, SigmaTron acquired on May 31, 2012 certain “Acquired Assets” from or at the direction of the Seller (the “Transaction”). The Acquired Assets, which are listed in greater detail in the Purchase Agreement, consist of (i) all of the equity securities of DAC and Cayman and (ii) all of the assets used by or useful in the conduct of the Business. In addition to acquiring the Acquired Assets, SigmaTron also obtained an agreement not to compete against the Business as it is operated by the Company after the closing of the Transaction from each of the Sellers and the sole owner of Seller.

In exchange for the Acquired Assets, the Company agreed to pay a purchase price consisting of: (i) the satisfaction and release of the account payable of approximately $16,000,000 owed by Seller to the Company; (ii) future payments, which are based upon the annual post-closing performance of the Business during each of the Company’s fiscal years 2013 through 2019; and (iii) the issuance of 50,000 shares of restricted common stock of SigmaTron, 12,500 of which vested upon the closing of the Transaction and 12,500 of which will vest on each of the first, second and third anniversaries of the closing of the Transaction.

In addition to the foregoing, SigmaTron agreed to assume (i) the Seller’s obligations under certain specified contracts and Governmental Authorizations (as defined in the Purchase Agreement), (ii) specified trade accounts payable and accrued expenses of the Seller as agreed upon by the parties and (iii) specified inter-company payables involving the Seller, DAC, Cayman and/or their subsidiaries and associated companies. Further, each of DAC and Cayman has retained the liabilities associated with its respective operations, which is customary in transactions involving the purchase or sale of all of the equity securities of an entity. As a result, SigmaTron indirectly acquired such liabilities through the Transaction.

The Credit Amendment

Concurrent with the Transaction, the Company entered into amendments of its credit facility with Wells Fargo (“the Credit Amendment”). The Credit Amendment modified certain financial covenant thresholds applicable to the Company, added property acquired in the Transaction as collateral for the loan to the Company, permitted the Company to acquire certain inter-company payables involving the Seller, DAC, Cayman or the subsidiaries and associated companies and permitted the Company to discharge and release the account payable owed by the Seller to the Company in partial consideration for the Transaction.

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition—Continued

Spitfire Control, Inc.

Reasons for the Transaction

The Company believes its acquisition of Spitfire will allow a comprehensive approach to solving major appliance producers’ issues with integrating electronics into their platforms. The acquisition also added two manufacturing operations in locations that the Company believes will augment the Company’s international footprint. In addition, the acquisition of Spitfire will allow the Company to offer design services for the first time in specific markets. In conjunction with the Spitfire acquisition, the Company incurred a total of approximately $1,300,000 in professional fees. The professional fees incurred for the three and six month periods ended October 31, 2012 were $179,156 and $767,755, respectively. The professional fees were recorded as selling and administrative expenses.

Accounting

The acquisition of Spitfire was accounted for in accordance with ASC Topic No. 805, “Business Combinations”. The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company assessed the fair value of the acquired assets and assumed liabilities (primarily using level 3 measurement inputs) and an allocated purchase price of $18,944,307. The allocation of the purchase considerations based upon estimates made by the Company with the assistance of independent valuation specialists. The purchase price allocation as of October 31, 2012, was as follows:

Estimated Fair Value
Cash	$1,142,597
Current assets	10,074,168
Property, plant and equipment	1,400,250
Liabilities assumed	(3,426,668)
Non-contractual customer relationships	4,690,000
Backlog	22,000
Trade names	980,000
Non-compete agreements	50,000
Patents	400,000
Goodwill	3,611,960

Total Net Assets	$18,944,307

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition—Continued

Spitfire Control, Inc.

Accounting—Continued

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

The Company’s estimate of the fair value of the contingent consideration ($2,320,000 as of the acquisition date) was based on expected operating results of the Business through fiscal 2019 and the specific terms of when such consideration would be earned. Those terms provide for additional consideration to be paid to Seller or its owner based on a percentage of sales and pre-tax profits over those years in excess of certain minimums. Payments are to be made quarterly each year and adjusted after each year end audit. The Company discounted expected payments by its weighted average cost of capital of 11.5%. The value of the 50,000 shares of restricted stock issued as part of the purchase price was based on the trading price of the Company’s common stock on the acquisition date discounted by 15% to account for the restrictions associated with that issuance.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire. The Company instead began selling directly to Spitfire’s former customers.

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition—Continued

Spitfire Control, Inc.

Pro forma Results

The results of Spitfire for the period August 1, 2012 through October 31, 2012, which includes sales of $7,312,160 and a net loss of $887,533 have been included in our consolidated financial statements for the three month period ended October 31, 2012. In addition the results of Spitfire for the period June 1, 2012 through October 31, 2012 have been included in our consolidated financial statement for the six month period ended October 31, 2012, which includes sales of $11,278,681 and a net loss of $1,456,117.

While the results of Spitfire have been included in the condensed consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma condensed combined results of operations for the three and six month periods ended October 31, 2012 and 2011 are based on the historical financial statements of the Company and Spitfire giving effect to the business combination as if it had occurred on May 1, 2011. Therefore, this pro forma data includes adjustments to sales, amortization, depreciation, compensation expense and tax expense. This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred on May 1, 2011. Moreover, this data is not intended to be indicative of future results of operations.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Net sales	$52,729,395	$43,615,516	$101,138,686	$85,757,696
Net income (loss)	482,834	(526,047)	554,342	(1,401,035)
Income (loss) per share:
Basic	$0.12	$(0.14)	$0.14	$(0.36)
Diluted	$0.12	$(0.14)	$0.14	$(0.36)

Note G – Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill for the three months ended October 31, 2012, are as follows:

Total
Balance at April 30, 2012	$—
Goodwill due to Spitfire acquisition July 31, 2012	3,611,960

Balance at October 31, 2012	$3,611,960

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note G – Goodwill and Other Intangible Assets—Continued

Other Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2012 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Other intangible assets – Able	—	$375,000	$375,000
Customer relationships – Able	.7	2,395,000	2,348,925
Spitfire:
Non-contractual customer relationships	14.6	4,690,000	26,675
Backlog	.6	22,000	9,165
Trade names	19.6	980,000	20,415
Non-compete agreements	6.6	50,000	2,975
Patents	4.6	400,000	33,335

Total		$8,912,000	$2,816,490

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 6 months of the fiscal year ending April 30:	2013	$146,076
For the year fiscal ended April 30:	2014	346,680
	2015	428,610
	2016	470,899
	2017	490,010
	Thereafter	4,213,235

		$6,095,510

SigmaTron International, Inc.

October 31, 2012

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

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H – Critical Accounting Policies—Continued

Goodwill—Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. There were no indicators identified during the quarter ended October 31, 2012.

Impairment of Long-Lived Assets—The Company reviews long-lived assets, including amortizable intangible assets for impairment. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period.

Income Tax—The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H – Critical Accounting Policies—Continued

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

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

New Accounting Standards:

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income,” which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The Company adopted this guidance beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

SigmaTron International, Inc.

October 31, 2012

Notes to Consolidated Financial Statements - Continued

(Unaudited)

New Accounting Standards:—Continued

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

October 31, 2012

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

Overview:

The Company operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automated and manual assembly and testing of products; (2) material sourcing and procurement; (3) design, manufacturing and test engineering support; (4) design of appliance controls; (5) warehousing and shipment services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

SigmaTron International, Inc.

October 31, 2012

The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. Increased demands for components and rising commodity prices could result in upward pricing pressure from the Company’s supply chain, which could affect our results of operations. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the three and six months ended October 31, 2012 and 2011.

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

Spitfire provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances. The Company’s Spitfire division is a member of the Association of Home Appliance Manufacturers (“AHAM”), as well as other industry related trade associations and is ISO 9001-2008 certified. The acquisition allows the Company to offer design services for the first time in specific markets.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire. The Company instead began selling directly to Spitfire’s former customers.

SigmaTron International, Inc.

October 31, 2012

Results of Operations:

Net Sales

Net sales increased for the three month period ended October 31, 2012 to $52,729,395 from $39,902,653 for the three month period ended October 31, 2011. Net sales increased for the six month period ended October 31, 2012 to $100,358,624 from $78,794,664 for the same period in the prior fiscal year. Sales volume increased for the three and six month periods ended October 31, 2012 as compared to the same period in the prior fiscal year in the appliance, industrial and consumer electronics, medical/life sciences, and fitness marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the telecommunications and gaming marketplaces. The increase in revenue for the three and six month periods ended October 31, 2012 is a result of sales to customers arising out of the Spitfire acquisition, as well as our existing customers’ increased demand for product.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult. Short-term customer demands remain volatile. The Company expects continuing margin pressures. The Company anticipates a volatile economy and plans to cautiously manage its business. Since the Company has been selected by several new customers as their electronic manufacturing service provider, coupled with the synergies created by the Spitfire acquisition the Company believes it is well positioned when the economy does start to grow again at a significant rate.

Gross Profit

Gross profit increased during the three month period ended October 31, 2012 to $5,403,170 or 10.2% of net sales, compared to $3,571,407 or 9.0% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2012 to $10,109,068 or 10.1% of net sales, compared to $7,113,915 or 9.0% of net sales for the same period in the prior fiscal year. The increase in gross profit for the three and six month periods ended October 31, 2012 was primarily the result of sales to customers arising out of the Spitfire acquisition, as well as, increased sales revenue from our existing customers’ and product mix. The increase in gross profit for the six month period ended October 31, 2012 was partially offset by relocation expenses of approximately $397,000 for the Tijuana, MX move and a foreign currency loss of $148,358.

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,679,755 or 8.9% of net sales for the three month period ended October 31, 2012, compared to $3,032,310 or 7.6% of net sales for the same period in the prior fiscal year. The net increase for the three month period ended October 31, 2012 totaled $1,647,445. $1,429,322 of the increase was for salaries and other administrative expenses as a result of the Spitfire Transaction and $179,156 was related to one time transaction costs for the Spitfire Transaction. In addition, amortization expense and general insurance expenses increased by approximately $121,000 for the three month period ended October 31, 2012 compared to the same period in the prior fiscal year. Selling and administrative expenses increased to $9,345,160, or 9.3% of net sales for the six month period ended October 31, 2012 compared to $5,941,446, or 7.5% of net sales for the same period in the prior fiscal year. $2,071,672 of the increase for the six month period

SigmaTron International, Inc.

October 31, 2012

ended October 31, 2012 was for salaries and other administrative expenses as a result of the Spitfire Transaction and $767,755 was related to one time transaction costs for the Spitfire Transaction. Other increases in selling and administrative expenses for the six month period ended October 31, 2012, were due to bonus expense, commissions, freight out, insurance and amortization expense. The increases in the foregoing selling and administrative expenses were partially offset by a decrease in depreciation expense and paper and supply expenses.

Interest Expense

Interest expense decreased to $208,615 for the three month period ended October 31, 2012 compared to $296,118 for the same period in the prior fiscal year. Interest expense for the six month period ended October 31, 2012 was $396,952 compared to $565,434 for the same period in the prior fiscal year. The decrease in interest expense for the three and six month periods ended October 31, 2012 was due to decreased borrowings under the Company’s banking arrangements and capital lease obligations. Interest expense for future quarters may increase if interest rates or borrowings, or both, were to increase.

Taxes

Income tax expense from operations was $23,711 for the three month period ended October 31, 2012 compared to income tax expenses of $92,861 for the same period in the prior fiscal year. The income tax benefit from operations was $30,989 for the six month period ended October 31, 2012 compared to income tax expense of $234,387 for the same period in the prior year. Income tax expense decreased for the three and six month period ended October 31, 2012 compared to the same period in the prior year as a result of a pre-tax loss for the US operations in fiscal 2013 created by the Spitfire acquisition. The US statutory tax rate applied to the pre-tax US loss created a tax benefit, which was partially offset by income tax expense from the Company’s foreign jurisdictions that have lower effective tax rates than in the US.

Net Income

Net income from operations increased to $482,834 for the three month period ended October 31, 2012 compared to $158,267 for the same period in the prior fiscal year. Net income from operations decreased to $389,690 for the six month period ended October 31, 2012 compared to $399,228 for the same period in the prior fiscal year. Basic and diluted earnings per share for the second fiscal quarter of 2013 were each $0.12 compared to basic and diluted earnings per share of $0.04 for the same period in the prior fiscal year. Basic and diluted earnings per share for the six month period ended October 31, 2012 were each $0.10 compared to basic and diluted earnings per share of $0.10 for the same period in the prior fiscal year.

SigmaTron International, Inc.

October 31, 2012

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $9,424 for the six months ended October 31, 2012, compared to cash flow used in operating activities of $3,237,533 for the same period in the prior fiscal year. During the first six months of fiscal year 2013, cash flow provided by operating activities was primarily due to net income exclusive of depreciation, amortization, stock-based compensation, and an increase in accounts payable and stock compensation related expenses. Net cash provided by operations was partially offset by an increase in accounts receivable and inventories. The increase in accounts receivable of $4,560,840 and inventory of $3,512,547 was primarily related to the Spitfire acquisition.

Cash flow used in operating activities was $3,237,533 for the six months ended October 31, 2011. During the first six months of fiscal year 2012, cash flow used in operating activities was primarily the result of an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable of $4,147,764 is due to increased sales volume and timing of cash receipts from a significant customer. The decrease in accounts payable of $6,209,216 is due to timing of payments in the ordinary course of business. Net cash used in operating activities was partially offset by net income, exclusive of depreciation and amortization and a decrease in inventory. The decrease in inventory of $4,347,162 was the result of improving inventory management practices.

Investing Activities.

During the first six months of fiscal year 2013, the Company purchased approximately $2,045,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $3,950,000 during the balance of fiscal year 2013. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit. The Company received approximately $1,142,000 in cash in conjunction with the Spitfire Transaction.

During the first six months of fiscal year 2012, investing activities consisted of purchases of approximately $1,450,000 in machinery and equipment to be used in the ordinary course of business.

Financing Activities.

Cash provided by financing activities was $3,814,688 for the six months ended October 31, 2012, compared to cash provided by financing activities of $4,009,832 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $4,000,000 under the credit facility. The additional borrowings were required to support the increase in accounts receivable and inventory.

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

SigmaTron International, Inc.

October 31, 2012

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility initially extended through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at October 31, 2012) or LIBOR plus two and three quarter percent (effectively, 3.1% at October 31, 2012), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants prior to October 31, 2012 with its bank and extended the credit facility through September 30, 2014. At October 31, 2012 the Company was in compliance with its financial covenants. As of October 31, 2012, there was a $20,000,000 outstanding balance under the credit facility and $10,000,000 of unused availability.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid its prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of October 31, 2012 was $2,125,015.

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full as of January 31, 2012. The net book value of the equipment was $1,322,324 at October 31, 2012.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At October 31, 2012, $214,299 and $546,030 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at October 31, 2012 for the equipment under each of the lease finance agreement and sale leaseback agreement was $260,521 and $661,596, respectively.

SigmaTron International, Inc.

October 31, 2012

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At October 31, 2012, the balance outstanding under the capital lease agreement was $157,528. The net book value of the equipment under this lease at October 31, 2012 was $187,805.

The total amount outstanding at October 31, 2012 for the three remaining equipment lease transactions discussed above was $917,857. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The total net book value of the equipment under these other leases at October 31, 2012 was $519,916.

On May 8, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018. The amount of the deferred rent expense recorded for the three and six month periods ended October 31, 2012 was $160,400 and $280,700, respectively.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the six months ended October 31, 2012, resulted in a foreign currency loss of $148,358. During the first six months of fiscal year 2013, the Company’s U.S. operations paid approximately $15,440,000 to its foreign subsidiaries for services provided. During the third quarter of fiscal year 2012, the Company received a distribution of previously taxed earnings of approximately $1,039,000 from a foreign subsidiary based in Mexico. The Company does not anticipate any U.S. income taxes on the distribution as the earnings were previously subject to U.S. tax. This distribution of previously taxed earnings from the foreign subsidiary based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from its foreign subsidiaries. The Company’s intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution, if such a distribution would occur.

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

SigmaTron International, Inc.

October 31, 2012

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

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended October 31, 2012, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of October 31, 2012, the Company was not a party to any material legal proceedings.

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

October 31, 2012

Item 1A.	Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.3	Sixth Amendment to Amended and Restated Credit Agreement entered into as of October 31, 2012, by and between SigmaTron International, Inc., and Wells Fargo Bank, National Association.

SigmaTron International, Inc.

October 31, 2012

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Scheme Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SigmaTron International, Inc.

October 31, 2012

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 13, 2012
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 13, 2012
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)