Form 10-Q
period 2013-01-31
SIGMATRON INTERNATIONAL INC
filed 2013-03-15
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 15, 2013: 3,930,402

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	January 31, 2013 (Unaudited)	April 30, 2012
Current assets:
Cash	$4,267,155	$4,668,931
Accounts receivable, less allowance for doubtful accounts of $150,000 and $164,103 at January 31, 2013 and April 30, 2012	16,960,147	27,916,288
Inventories, net	47,645,109	37,838,378
Prepaid expenses and other assets	1,641,071	1,170,537
Refundable income taxes	1,154,603	465,653
Deferred income taxes	1,846,814	1,840,751
Other receivables	426,674	238,592

Total current assets	73,941,573	74,139,130

Property, machinery and equipment, net	27,302,052	24,373,494

Intangible assets, net of amortization of $2,889,528 and $2,683,075 at January 31, 2013 and April 30, 2012	6,022,472	86,925
Goodwill	3,611,960	—
Other assets	847,883	547,334

Total other long-term assets	10,482,315	634,259

Total assets	$111,725,940	$99,146,883

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$24,095,906	$20,233,521
Accrued expenses	2,093,316	1,012,549
Accrued wages	2,735,017	2,974,607
Current portion of long-term debt	99,996	126,828
Current portion of capital lease obligations	227,066	219,457
Current portion of contingent consideration	331,429	—

Total current liabilities	29,582,730	24,566,962

Long-term debt, less current portion	22,550,885	18,175,013
Capital lease obligations, less current portion	635,619	806,882
Contingent consideration, less current portion	1,858,571	—
Other long-term debt	949,882	363,520
Deferred rent	1,072,584	735,616
Deferred income taxes	3,494,906	3,477,819

Total long-term liabilities	30,562,447	23,558,850

Total liabilities	60,145,177	48,125,812

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,930,402 and 3,909,572 shares issued and outstanding at January 31, 2013 and April 30, 2012	39,679	39,096
Capital in excess of par value	20,278,190	19,891,996
Retained earnings	31,262,894	31,089,979

Total stockholders’ equity	51,580,763	51,021,071

Total liabilities and stockholders’ equity	$111,725,940	$99,146,883

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements Of Operations

	Three Months Ended January 31, 2013 (Unaudited)	Three Months Ended January 31, 2012 (Unaudited)	Nine Months Ended January 31, 2013 (Unaudited)	Nine Months Ended January 31, 2012 (Unaudited)
Net sales	$46,758,568	$38,099,493	$147,117,192	$116,894,157
Cost of products sold	42,636,191	34,577,913	132,885,747	106,258,662

Gross profit	4,122,377	3,521,580	14,231,445	10,635,495

Selling and administrative expenses	4,380,524	3,125,677	13,725,684	9,067,123

Operating (loss) income	(258,147)	395,903	505,761	1,568,372

Other income	—	(2,602)	(500)	(29,182)
Interest expense	220,977	262,463	626,684	827,897

(Loss) income from operations before income tax (benefit) expense	(479,124)	136,042	(120,423)	769,657

Income tax (benefit) expense	(262,348)	50,386	(293,337)	284,773

Net (loss) income	$(216,776)	$85,656	$172,914	$484,884

(Loss) earnings per share – basic	$(0.06)	$0.02	$0.04	$0.13

(Loss) earnings per share – diluted	$(0.06)	$0.02	$0.04	$0.13

Weighted average shares of common stock outstanding
Basic	3,930,402	3,875,253	3,927,761	3,867,980

Weighted average shares of common stock outstanding
Diluted	3,930,402	3,895,111	3,995,678	3,890,590

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended January 31, 2013 (Unaudited)	Nine Months Ended January 31, 2012 (Unaudited)
Operating activities:
Net income	$172,914	$484,884
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,279,940	3,061,273
Stock-based compensation	157,142	2,414
Restricted stock expense	60,625	—
Provision for inventory obsolescence	—	31,500
Deferred income taxes	11,024	(942)
Amortization of intangibles	206,453	86,473
Loss from disposal or sale of machinery and equipment	378	52,708
Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	(2,781,759)	(4,462,174)
Inventories	(2,616,116)	8,826,490
Prepaid expenses and other assets	(793,009)	(88,416)
Refundable Income taxes	(688,950)	222,435
Trade accounts payable	2,003,224	(3,310,917)
Deferred rent	336,968	10,741
Accrued expenses and wages	(269,967)	(345,972)

Net cash (used in) provided by operating activities	(921,133)	4,570,497

Investing activities:
Purchases of machinery and equipment	(4,808,626)	(1,824,307)
Cash received in conjunction with acquisition	1,142,597	—

Net cash used in investing activities	(3,666,029)	(1,824,307)

Financing activities:
Proceeds from exercise of common stock options	—	99,656
Payments under capital lease obligations	(163,654)	(796,780)
Payments under other notes payable	(26,832)	(120,745)
Net proceeds (payments) under lines of credit	4,450,869	(1,000,000)
Payments under building notes payable	(74,997)	(74,997)

Net cash provided by (used in) financing activities	4,185,386	(1,892,866)

Change in cash	(401,776)	853,324
Cash at beginning of period	4,668,931	4,138,102

Cash at end of period	$4,267,155	$4,991,426

Supplementary disclosures of cash flow information
Cash paid for interest	$594,405	$752,268
Cash paid for income taxes	24,310	66,713
Cash refunded for income taxes	—	(160,000)

Non-Cash Transaction – Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R Trade forgiven	$15,312,904	$—
SigmaTron International, Inc. Foreign A/R Trade forgiven	1,142,392	—
Contingent consideration	2,320,000	—
Issuance of Restricted stock	169,011	—

Total Cost of Acquisition	$18,944,307	$—

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2013

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire Control, Inc. (“Spitfire”). Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company.

Certain reclassifications have been made to the previously reported financial statements in order to conform to the current period presentation.

Note B – Inventories

The components of inventory consist of the following:

	January 31, 2013	April 30, 2012
Finished products	$15,190,665	$10,271,703
Work-in-process	2,639,773	2,101,342
Raw materials	31,584,771	27,343,433

	49,415,209	39,716,478
Less obsolescence reserve	1,770,100	1,878,100

	$47,645,109	$37,838,378

SigmaTron International, Inc.

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note C – (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Net (loss) income	$(216,776)	$85,656	$172,914	$484,884

Weighted-average shares
Basic	3,930,402	3,875,253	3,927,761	3,867,980
Effect of dilutive stock options	—	19,858	67,917	22,610

Diluted	3,930,402	3,895,111	3,995,678	3,890,590

Basic (loss) earnings per share	$(0.06)	$0.02	$0.04	$0.13
Diluted (loss) earnings per share	$(0.06)	$0.02	$0.04	$0.13

Options to purchase 525,192 and 410,192 shares of common stock were outstanding at January 31, 2013 and 2012, respectively. There were no options granted during the quarters ended January 31, 2013 and 2012. The Company recognized approximately $32,160 and $0 in stock option expense for the three month period ended January 31, 2013 and 2012, respectively. The Company recognized approximately $157,000 and $2,400 in stock option expense for the nine month period ended January 31, 2013 and 2012, respectively. The balance of unrecognized compensation cost related to the Company’s stock option plans was approximately $103,000 and $0 at January 31, 2013 and 2012, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,333 was vested upon issuance. The Company recognized approximately $10,900 and $61,000 in compensation expense for the three and nine month periods ended January 31, 2013. There was no issuance of restricted stock during the quarters ended January 31, 2013 and 2012. The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $28,000 and $0 at January 31, 2013 and 2012, respectively.

SigmaTron International, Inc.

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note D – Long-term Debt

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility initially extended through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at January 31, 2013) or LIBOR plus two and three quarter percent (effectively, 3.1% at January 31, 2013), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants during the quarter ended October 31, 2012 with its bank and extended the credit facility through September 30, 2014. At January 31, 2013, the Company was in compliance with its financial covenants. As of January 31, 2013, there was a $20,450,869 outstanding balance under the credit facility and $9,549,131 of unused availability.

Note E – Tijuana, MX Operation Move

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $424,000 in relocation expenses as a result of the move as of January 31, 2013, of which, approximately $399,000 of the relocation expenses were included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility. Of the total relocation expenses, approximately $25,000 was recorded in selling and administrative expenses. Approximately $417,000 of the relocation expenses noted above, were incurred during the first quarter of fiscal year 2013. The Company does not anticipate any significant additional costs as a result of the move in future periods.

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

Seller, on its own and through its subsidiaries Digital Appliance Controls de Mexico, S.A. de C.V., a Mexico corporation (“DAC”), and Spitfire Controls (Cayman) Co. Ltd., a Cayman Islands exempted company (“Cayman”), their subsidiaries and Seller’s affiliated entities, was engaged in the business of the design, manufacture, sale and distribution of electrical or electronic controls for appliances (the “Business”).

SigmaTron International, Inc.

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition - Continued

Spitfire Control, Inc.

The Purchase Agreement - Continued

Pursuant to the terms of the Purchase Agreement on May 31, 2012, SigmaTron acquired on certain “Acquired Assets” from the Seller (the “Transaction”). The Acquired Assets, which are listed in greater detail in the Purchase Agreement, consist of (i) all of the equity securities of DAC and Cayman and (ii) all of the assets used by or useful in the conduct of the Business. In addition to acquiring the Acquired Assets, SigmaTron also obtained an agreement not to compete against the Business as it is operated by the Company after the closing of the Transaction from the Seller.

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

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition - Continued

Spitfire Control, Inc.

Reasons for the Transaction

The Company believes its acquisition of Spitfire will allow a comprehensive approach to solving major appliance producers’ issues with integrating electronics into their platforms. The acquisition also added two manufacturing operations in locations that the Company believes will augment the Company’s international footprint. In addition, the acquisition of Spitfire will allow the Company to offer design services for the first time in specific markets. In conjunction with the Spitfire acquisition, the Company incurred a total of approximately $1,300,000 in professional fees. The professional fees incurred for the three and nine month periods ended January 31, 2013 were $27,228 and $769,983, respectively. The professional fees were recorded as selling and administrative expenses.

Accounting

The acquisition of Spitfire was accounted for in accordance with ASC Topic No. 805, “Business Combinations”. The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company assessed the fair value of the acquired assets and assumed liabilities (primarily using level 3 measurement inputs) and an allocated purchase price of $18,944,307. The allocation of the purchase considerations was based upon estimates made by the Company with the assistance of independent valuation specialists. The purchase price allocation as of May 31, 2012, was as follows:

Estimated Fair Value
Cash	$1,142,597
Current assets	10,074,168
Property, plant and equipment	1,400,250
Liabilities assumed	(3,426,668)
Non-contractual customer relationships	4,690,000
Backlog	22,000
Trade names	980,000
Non-compete agreements	50,000
Patents	400,000
Goodwill	3,611,960

Total Net Assets	$18,944,307

SigmaTron International, Inc.

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition - Continued

Spitfire Control, Inc.

Accounting - Continued

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

The Company’s estimate of the fair value of the contingent consideration ($2,320,000 as of the acquisition date) was based on expected operating results of the Business through fiscal 2019 and the specific terms of when such consideration would be earned. Those terms provide for additional consideration to be paid to Seller or its owner based on a percentage of sales and pre-tax profits over those years in excess of certain minimums. Payments are to be made quarterly each year and adjusted after each year end audit. The Company has made two payments of $65,000 each as of January 31, 2013, with an additional payment of $65,000 to be made subsequent to the quarter ending January 31, 2013. The Company discounted expected payments by its weighted average cost of capital of 11.5%. The value of the 50,000 shares of restricted stock issued as part of the purchase price was based on the trading price of the Company’s common stock on the acquisition date discounted by 15% to account for the restrictions associated with that issuance.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire. The Company instead began selling directly to Spitfire’s former customers.

SigmaTron International, Inc.

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F – Acquisition - Continued

Spitfire Control, Inc.

Pro forma Results

The results of Spitfire for the period November 1, 2012 through January 31, 2013, which includes sales of $6,920,988 and a net loss of $765,116 have been included in our consolidated financial statements for the three month period ended January 31, 2013. In addition, the results of Spitfire for the period June 1, 2012 through January 31, 2013 have been included in our consolidated financial statement for the nine month period ended January 31, 2013, which includes sales of $18,199,677 and a net loss of $2,221,234.

While the results of Spitfire have been included in the condensed consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma condensed combined results of operations for the three and nine month periods ended January 31, 2013 and 2012 are based on the historical financial statements of the Company and Spitfire giving effect to the business combination as if it had occurred on May 1, 2011. Therefore, this pro forma data includes adjustments to sales, amortization, depreciation, compensation expense and tax expense. This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred on May 1, 2011. Moreover, this data is not intended to be indicative of future results of operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Net sales	$46,758,568	$42,982,683	$147,897,254	$128,740,379
Net (loss) income	(216,776)	(265,851)	337,566	(1,658,389)
(Loss) income per share:
Basic	$(0.06)	$(0.07)	$0.08	$(0.43)
Diluted	$(0.06)	$(0.07)	$0.08	$(0.43)

Note G – Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill for the nine months ended January 31, 2013, are as follows:

Total
Balance at April 30, 2012	$—
Goodwill due to Spitfire acquisition May 31, 2012	3,611,960

Balance at January 31, 2013	$3,611,960

SigmaTron International, Inc.

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note G – Goodwill and Other Intangible Assets - Continued

Other Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2013 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Other intangible assets – Able	—	$375,000	$375,000
Customer relationships – Able	.4	2,395,000	2,366,424
Spitfire:
Non-contractual customer relationships	14.3	4,690,000	42,680
Backlog	.3	22,000	14,664
Trade names	19.3	980,000	32,664
Non-compete agreements	6.3	50,000	4,760
Patents	4.3	400,000	53,336

Total		$8,912,000	$2,889,528

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 3 months of the fiscal year ending April 30:	2013	$73,038
For the year fiscal ended April 30:	2014	346,680
	2015	428,610
	2016	470,899
	2017	490,010
	Thereafter	4,213,235

		$6,022,472

SigmaTron International, Inc.

January 31, 2013

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

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H – Critical Accounting Policies - Continued

Goodwill – Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. There were no indicators identified during the quarter ended January 31, 2013.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including amortizable intangible assets for impairment. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period.

Income Tax – The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

January 31, 2013

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

SigmaTron International, Inc.

January 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

New Accounting Standards: - Continued

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (ASC Topic 210), Disclosures about Offsetting Assets and Liabilities”, which requires an entity to disclose certain information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company is required to apply the amendments in this guidance for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt this guidance beginning February 1, 2013. The Company does not expect the adoption of this guidance to have material impact on the Company’s consolidated results of operations and financial condition.

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

January 31, 2013

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

January 31, 2013

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the three and nine months ended January 31, 2013 and 2012.

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

SigmaTron International, Inc.

January 31, 2013

Results of Operations:

Net Sales

Net sales increased for the three month period ended January 31, 2013 to $46,758,568 from $38,099,493 for the three month period ended January 31, 2012. Net sales increased for the nine month period ended January 31, 2013 to $147,117,192 from $116,894,157 for the same period in the prior fiscal year. Sales volume increased for the three and nine month periods ended January 31, 2013 as compared to the same period in the prior fiscal year in the appliance, industrial and consumer electronics, medical/life sciences, and gaming marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the telecommunications and fitness marketplaces. The increase in revenue for the three and nine month periods ended January 31, 2013 is a result of sales to customers arising out of the Spitfire acquisition, as well as our existing customers’ increased demand for product.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult. The decrease in revenues in the third fiscal quarter of 2013 compared to the second fiscal quarter in the same fiscal year is a result of customer demand and is a direct reflection of what the Company perceives as a slowing economy. The Company anticipates a reduction in demand for product in the short-term; however; the Company has not lost any customers or specific programs and has been awarded significant new programs from current customers. The Company anticipates these new programs will result in additional revenues during fiscal 2014. The overall market remains difficult and the Company is experiencing pricing pressures and has excess capacity.

Gross Profit

Gross profit increased during the three month period ended January 31, 2013 to $4,122,377 or 8.8% of net sales, compared to $3,521,580 or 9.2% of net sales for the same period in the prior fiscal year. Gross profit increased for the nine month period ended January 31, 2013 to $14,231,445 or 9.7% of net sales, compared to $10,635,495 or 9.1% of net sales for the same period in the prior fiscal year. The increase in gross profit for the three and nine month periods ended January 31, 2013 was primarily the result of sales to customers arising out of the Spitfire acquisition, as well as, increased sales revenue from our existing customers’. The decrease in gross profit as a percent of net sales is the result of product mix and pricing pressures. The increase in gross profit for the nine month period ended January 31, 2013 was partially offset by relocation expenses of approximately $399,000 for the Tijuana, MX move and a foreign currency loss of $250,312.

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,380,524 or 9.4% of net sales for the three month period ended January 31, 2013, compared to $3,125,677 or 8.2% of net sales for the same period in the prior fiscal year. The net increase for the three month period ended January 31, 2013 was $1,254,847. Of the increase noted above, $1,199,315 was for salaries and other administrative expenses attributable to Spitfire operations and $27,228 was transaction costs for the Spitfire Transaction. In addition, amortization expense, office and sales salaries, other professional fees, and general insurance expenses increased by approximately $361,015 for the three month period ended January 31, 2013 compared to the same period in the prior fiscal year. The increase in the foregoing selling and administrative

SigmaTron International, Inc.

January 31, 2013

expenses were partially offset by a decrease in bonus, depreciation expense, and professional legal and accounting fees. Selling and administrative expenses increased to $13,725,684, or 9.3% of net sales for the nine month period ended January 31, 2013 compared to $9,067,123, or 7.8% of net sales for the same period in the prior fiscal year, or an increase of $4,658,561. Of the increase noted above, for the nine month period ended January 31, 2013, $3,270,987 was attributable to salaries and other administrative expenses for the Spitfire operations and $769,983 was transaction costs for the Spitfire Transaction. Other increases in selling and administrative expenses for the nine month period ended January 31, 2013, were due to commissions, freight out, computer maintenance, insurance and amortization expense. The increases in the foregoing selling and administrative expenses were partially offset by a decrease in bonus, depreciation expense and paper and supply expenses.

Interest Expense

Interest expense decreased to $220,977 for the three month period ended January 31, 2013 compared to $262,463 for the same period in the prior fiscal year. Interest expense for the nine month period ended January 31, 2013 was $626,684 compared to $827,897 for the same period in the prior fiscal year. The decrease in interest expense for the three and nine month periods ended January 31, 2013 was due to decreased borrowings under the Company’s banking arrangements and capital lease obligations. Interest expense for future quarters may increase if interest rates or borrowings, or both, increase.

Taxes

The income tax benefit from operations was $262,348 for the three month period ended January 31, 2013 compared to an income tax expense of $50,386 for the same period in the prior fiscal year. The income tax benefit from operations was $293,337 for the nine month period ended January 31, 2013 compared to an income tax expense of $284,773 for the same period in the prior year. The income tax benefit for the three and nine month periods ended January 31, 2013 is a result of a pre-tax loss for the U.S. operations in fiscal 2013 created by the Spitfire acquisition. The U.S. statutory tax rate applied to the pre-tax U.S. loss created a tax benefit, which was partially offset by income tax expense from the Company’s foreign jurisdictions that have lower effective tax rates than in the U.S.

Net Loss/Income

Net loss from operations was $216,776 for the three month period ended January 31, 2013 compared to net income of $85,656 for the same period in the prior fiscal year. Net income from operations decreased to $172,914 for the nine month period ended January 31, 2013 compared to $484,884 for the same period in the prior fiscal year. Basic and diluted loss per share for the third fiscal quarter of 2013 were each $0.06 compared to basic and diluted earnings per share of $0.02 for the same period in the prior fiscal year. Basic and diluted earnings per share for the nine month period ended January 31, 2013 were each $0.04 compared to basic and diluted earnings per share of $0.13 for the same period in the prior fiscal year.

SigmaTron International, Inc.

January 31, 2013

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $921,133 for the nine months ended January 31, 2013, compared to cash flow provided by operating activities of $4,570,497 for the same period in the prior fiscal year. During the first nine months of fiscal year 2013, cash flow used in operating activities was the result of an increase of inventories of $2,616,116 and accounts receivable of $2,781,759, primarily related to additional sales volume resulting from the Spitfire acquisition. Net cash used in operating activities was partially offset by net income, the non-cash effect of depreciation and amortization, stock-based compensation expense, an increase in trade accounts payable and deferred rent expenses.

Cash flow provided by operating activities was $4,570,497 for the nine months ended January 31, 2012. During the first nine months of fiscal year 2012, cash flow provided by operating activities was primarily the result of a decrease in inventory, net income and the non-cash effects of depreciation and amortization. The decrease in inventory of $8,826,490 was the result of the improvement of inventory management practices. Net cash provided by operating activities was partially offset by an increase in accounts receivable and a decrease in trade accounts payable. The increase in accounts receivable of $4,462,174 was due to increased sales volume and timing of cash receipts from a significant customer. The decrease in accounts payable of $3,310,917 was due to timing of payments in the ordinary course of business.

Investing Activities.

During the first nine months of fiscal year 2013, the Company purchased approximately $4,800,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $1,200,000 during the balance of fiscal year 2013. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit. The Company received approximately $1,142,000 in cash in conjunction with the Spitfire Transaction.

During the first nine months of fiscal year 2012, investing activities consisted of purchases of approximately $1,824,000 in machinery and equipment to be used in the ordinary course of business.

Financing Activities.

Cash provided by financing activities was $4,185,386 for the nine months ended January 31, 2013, compared to cash used in financing activities of $1,892,866 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $4,450,869 under the credit facility. The additional borrowings were required to support the purchases of machinery and equipment and the increase in both accounts receivable and inventory.

Cash used in financing activities was $1,892,866 for the nine months ended January 31, 2012. Cash used in financing activities was primarily the result of payments under the credit facility and for capital lease obligations.

SigmaTron International, Inc.

January 31, 2013

Financing Summary

The Company has a senior secured credit facility with Wells Fargo Bank (“Wells Fargo”), with a credit limit up to $30 million. The term of the credit facility initially extended through September 30, 2013, and allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at January 31, 2013) or LIBOR plus two and three quarter percent (effectively, 3.1% at January 31, 2013), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants during the quarter ended October 31, 2012 with its bank and extended the credit facility through September 30, 2014. At January 31, 2013 the Company was in compliance with its financial covenants. As of January 31, 2013, there was a $20,450,869 outstanding balance under the credit facility and $9,549,131 of unused availability.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid its prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of January 31, 2013 was $2,200,012.

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full as of January 31, 2012. The net book value of the equipment was $1,266,275 at January 31, 2013.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At January 31, 2013, $201,696 and $512,413 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at January 31, 2013 for the equipment under each of the lease finance agreement and sale leaseback agreement was $253,953 and $644,194, respectively.

SigmaTron International, Inc.

January 31, 2013

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At January 31, 2013, the balance outstanding under the capital lease agreement was $148,576. The net book value of the equipment under this lease at January 31, 2013 was $183,092.

The total amount outstanding at January 31, 2013 for the three remaining equipment lease transactions discussed above was $862,685. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The total net book value of the equipment under these other leases at January 31, 2013 was $1,081,238.

On May 8, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018. The amount of the deferred rent expense recorded for the three and nine month periods ended January 31, 2013 was $56,898 and $337,599, respectively.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan Dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the nine months ended January 31, 2013, resulted in a foreign currency loss of $250,312 compared to a foreign currency gain of $142,936 for the same period in the prior fiscal year. During the first nine months of fiscal year 2013, the Company’s U.S. operations paid approximately $26,800,000 to its foreign subsidiaries for services provided. During the third quarter of fiscal year 2012, the Company received a distribution of previously taxed earnings of approximately $1,039,000 from a foreign subsidiary based in Mexico. The Company does not anticipate any U.S. income taxes on the distribution as the earnings were previously subject to U.S. tax. This distribution of previously taxed earnings from the foreign subsidiary based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from its foreign subsidiaries. The Company’s intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution, if such a distribution would occur.

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

January 31, 2013

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments:

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2013, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2013, the Company was not a party to any material legal proceedings.

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

January 31, 2013

Item 1A.	Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	SigmaTron International, Inc. 2013 Employee Bonus Plan dated February 5, 2013, filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2013, and incorporated herein by reference.

SigmaTron International, Inc.

January 31, 2013

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Scheme Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SigmaTron International, Inc.

January 31, 2013

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 15, 2013
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 15, 2013
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)