Form 10-K
period 2013-04-30
SIGMATRON INTERNATIONAL INC
filed 2013-07-26
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended April 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $15,751,335 based on the closing sale price of $4.53 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 26, 2013 was 3,961,232.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2013 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2013, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth, including its integration of the Spitfire operation acquired in May 2012. These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview

SigmaTron is a Delaware corporation, which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994.

The Company operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

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

The Company operates manufacturing facilities in Elk Grove Village, Illinois; Union City, California; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Ho Chi Minh City, Vietnam. In addition, the Company maintains materials sourcing offices in Elk Grove Village, Illinois; Union City, California; and Taipei, Taiwan and also has warehouses in Del Rio, Texas. The Company also provides design services at Carpentersville and Crystal Lake, Illinois. Effective May 2013, the Company combined both locations into a new building in Elgin, Illinois.

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China. Nonetheless, in fiscal year 2012 and 2013, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more competitive manufacturing location to service North America. Indications suggest that this trend will continue. We feel the Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico or Vietnam. We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire. Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an original equipment manufacturer (“OEM”) of electronic controls, with a focus on the major appliance (white goods) industry. Although North America is currently its primary market, Spitfire has applications that can be used worldwide. The Company provided manufacturing solutions for Spitfire since 1994, and was a strategic partner to Spitfire as it developed its OEM electronic controls business.

Spitfire provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances. The Company’s Spitfire division is a member of the Association of Home Appliance Manufacturers (“AHAM”), as well as other industry related trade associations and is ISO 9001:2008 certified. The Spitfire acquisition has enabled the Company to offer design services for the first time in specific markets.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire and instead began selling directly to Spitfire’s former customers.

The Company expects continuing pressures on margins. The Company is hopeful to see a sustained recovery in the second half of calendar 2013. Until that time, the Company will continue to carefully manage its cost structure. The Company continues to add new customers and new programs with existing customers, some of which are not launching or transitioning as quickly as initially forecasted by the Company’s customers, but the Company believes they will eventually add to its revenue base. We continue to work on integrating Spitfire into SigmaTron, which we believe is proceeding on plan and has started to add to our menu of services that we can offer customers.

Products and Services

The Company provides a broad range of electronic and electromechanical manufacturing related outsourcing solutions for its customers. These solutions incorporate the Company’s knowledge and expertise in the EMS industry to provide its customers with the most advanced manufacturing technologies, complete supply chain management, responsive and flexible customer service, as well as product design, test and engineering support. The Company’s EMS solutions are available from inception of product concept through the ultimate delivery of a finished good. Such technologies and services include the following:

Manufacturing and Testing Services: The Company’s core business is the assembly and testing of all types of electronic printed circuit board assemblies (“PCBA”s) and often incorporating these PCBAs into electronic modules used in all types of devices and products that depend on electronics for their operation. This assembly work utilizes state of the art manufacturing and test equipment to deliver highly reliable products to the Company’s customers. The Company supports new product introduction (“NPI”), low volume / high mix as well as high volume/ low mix assembly work at all levels of complexity. Assembly services include pin-through-hole (“PTH”) components, surface mount (“SMT”) components, including ball grid array (“BGA”), part-on-part components, conformal coating, parylene coating and others. Test services include and are not limited to, in-circuit, automated optical inspection (“AOI”), functional, burn-in, hi-pot and boundary scan. From simple component assembly through the most complicated industry testing, the Company offers every service required to build electronic devices commercially available in the market place today.

Design Services: To compliment the manufacturing services it offers its customers, the Company also offers DMF, design for manufacturing and DFT, design for test review services to help customers ensure that the products they have designed are optimized for production and testing. In addition, through its Spitfire Control division, the Company offers complete product design services for a variety of industries and applications, including appliance controls.

Supply Chain Management: The Company provides complete supply chain management for the procurement of components needed to build customers’ products. This includes the procurement and management of all types of electronic components and related mechanical parts such as plastics and metals. The Company’s resources supporting this activity are provided both on a plant specific basis as well as globally through its international procurement office (“IPO”) in Taipei, Taiwan. Each of its sites is linked together using the same Enterprise Resource Planning (“ERP”) system and custom IScore software tools with real-time on-line visibility for customer access. The Company procures material from virtually every major manufacturer and distributor of electronic parts in the world today.

Warehousing and Distribution: The Company provides in-house and third party warehousing, shipping, and customs brokerage for border crossings as part of its service offering. This includes international shipping, drop shipments to the end customer, as well as, support of inventory optimization activities such as kanban and consignment.

Green, Sustainability, and Social Responsible Initiatives: The Company supports initiatives that promote sustainability, green environment and social responsibility. The Company requires its supply chain to meet all government imposed requirements in these areas and helps its customers in achieving effective compliance. This includes, but is not limited to, Restrictions of Hazardous Substances (“RoHS”), Restriction of Chemicals (“Reach”) and Conflict Minerals regulations.

Manufacturing Location and Certifications: The Company’s manufacturing and warehousing locations are strategically located to support our customers with locations in Elk Grove Village, Illinois; Union City, California; Acuna, Chihuahua and Tijuana, Mexico; Del Rio, Texas; Suzhou, China and Ho Chi Minh City, Vietnam. The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service, differentiate it from the competition. Manufacturing certifications and registrations are location specific, and include ISO 9001:2008, ISO 14001:2004, medical ISO 13485:2003, Aerospace AS9100C and International Traffic in Arms Regulations (“ITAR”) certifications.

Markets and Customers

The Company’s customers are in the appliance, gaming, industrial electronics, fitness, medical/life sciences, semiconductor, telecommunications and consumer electronics industries. As of April 30, 2013, the Company had approximately 110 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

		Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2013%	Fiscal 2012%

Industrial Electronics	Motor controls, power supplies, lighting products, scales, joysticks	36.9	40.4

Appliances	Household appliance controls	41.4	32.9

Fitness	Treadmills, exercise bikes, cross trainers	10.2	14.0

Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.6	3.5

Gaming	Slot machines, lighting displays	2.5	3.2

Telecommunications	Routers, communication	1.8	2.7

Consumer Electronics	Battery backup sump pumps, electric bikes, personal grooming, computers	2.7	1.8

Medical/Life Sciences	Clinical diagnostic systems and instruments	1.9	1.5

Total		100%	100%

For the fiscal year ended April 30, 2013, Electrolux and Life Fitness, Inc. accounted for 26.8% and 9.6%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2012, Spitfire and Life Fitness, Inc., the Company’s largest two customers, accounted for 21.0% and 14.0%, respectively, of the Company’s net sales. As discussed above, on May 31, 2012, the Company acquired Spitfire. As of June 1, 2012, the Company discontinued selling to Spitfire and instead began selling to Spitfire’s former customers. Although the Company does not have a long term contract with Electrolux or Life Fitness, the Company expects that Electrolux and Life Fitness will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

Sales and Marketing

The Company markets its services through 13 independent manufacturers’ representative organizations that together currently employ approximately 41 sales personnel in the United States and Canada. Independent manufacturers’ representatives organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 6 direct sales employees.

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2013 and 2012.

In the past, the timing of production and delivery of orders, primarily at the direction of its customers, has caused the Company to experience significant quarterly fluctuations in its revenue and earnings, and the Company expects such fluctuations to continue.

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 779 employees at April 30, 2013. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 154 employees at April 30, 2013. The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, is located in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas. Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997. The operation had 473 employees at April 30, 2013. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. Both SigmaTron China entities operate at this site. At April 30, 2013, this operation had 406 employees.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City. Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 366 employees as of April 30, 2013.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars as needed. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2013 resulted in a foreign currency loss of approximately $359,000 representing a material change from the prior year’s foreign currency gain. In fiscal year 2013, the Company’s U.S. operations paid approximately $36,920,000 to its foreign subsidiaries for services provided. In fiscal year 2013, the Company’s wholly-owned trading company, SigmaTron International Trading Co. was liquidated. The Company received a distribution of approximately $180,000 as a result of this liquidation. In fiscal year 2012, the Company received a distribution of previously taxed earnings of approximately $1,039,000 from a foreign subsidiary based in Mexico. The Company did not incur any U.S. income taxes on the distribution as the earnings were previously subject to U.S. tax.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $11,300,000.

The consolidated financial statements as of April 30, 2013 include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls

(Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch. The functional currency of the Mexican and Vietnam subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch is the U.S. dollar. Intercompany transactions are eliminated in the consolidated financial statements.

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

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire. Spitfire was a privately held Illinois corporation with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an OEM of electronic controls, with a focus on the major appliance (white goods) industry. Although North America was its primary market, Spitfire has applications that can be used worldwide. The Company provided manufacturing solutions for Spitfire since 1994, and was a strategic partner to Spitfire as it developed its OEM electronic controls business.

Governmental Regulations

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations. Effective mid-2006, the Company’s customers were required to comply with RoHS, directives for all of products that ship to the European marketplace. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products. The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives: tin, tungsten, and tantalum that are being provided by sources in the conflict region of the Democratic Republic of Congo. The Company is working with its suppliers and customers to comply with the due diligence reporting requirements to comply with the Dodd-Frank Act.

To date, the Company’s costs of compliance and environmental remediation have not been material. However, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. Historically customers rescheduled or cancelled firm orders and consequently there is little or no financial significance between forecasted orders or firm orders. The Company has eliminated the distinction in its accounting system between the two types of orders, and only estimates firm orders. The Company’s backlog of forecasted and firm orders as of April 30, 2013 and 2012 was approximately $119,300,000 and $89,600,000, respectively. The Company estimates its firm orders at April 30, 2013 and 2012 to be $84,600,000 and $57,100,000, respectively. The Company anticipates a significant portion of the backlog at April 30, 2013 will ship in fiscal year 2014. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 2,700 people as of April 30, 2013, including 179 engaged in engineering or engineering-related services, 2,131 in manufacturing and 390 in administrative and marketing functions.

The Company has a labor contract with Production Workers Union Local No. 10, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2015. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2014. The Company’s subsidiary located in Tijuana Mexico, has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date. The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with Labor Union of Dong Nai All Industrial Zones, Province of Dong Nai, Vietnam. The contract does not have an expiration date.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages. The Company believes its relations with both unions and its other employees are good.

Executive Officers of the Registrant

Name	Age	Position

Gary R. Fairhead	61	President and Chief Executive Officer. Gary R. Fairhead has been the President of the Company since January 1990. Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	52	Chief Financial Officer, Vice President Finance, Treasurer and Secretary since February 1994.

Gregory A. Fairhead	57	Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President – Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	52	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	64	Vice President, Acuna Operations since 2007. Vice President – China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	58	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operation from 2001 until 2005.

Hom-Ming Chang	53	Vice President, China Operation since 2007. Vice President – Hayward Materials / Test / IT from 2005 – 2007. Vice President of Engineering, Fremont Operation from 2001 to 2005.

ITEM 1A.	RISK FACTORS

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

There is no assurance that the Company will be able to retain or renew its credit agreements and other finance agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues or the Company considers another acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.

The Company has a senior secured credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), with a credit limit up to $30 million and an initial term through September 30, 2013. The facility allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at April 30, 2013) or LIBOR plus two and three quarter percent (effectively, 3.0% at April 30, 2013), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants during the quarter ended October 31, 2012 with Wells Fargo and extended the credit facility through September 30, 2014. As of April 30, 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility. At April 30, 2013, the Company was in compliance with its amended financial covenants. As of April 30, 2013, there was an $18,500,000 outstanding balance and $11,500,000 of unused availability under the credit facility.

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

The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. Some of these factors include:

•	changes in sales mix to customers

•	changes in availability and rising component costs

•	volume of customer orders relative to capacity

•	market demand and acceptance of our customers’ products

•	price erosion within the EMS marketplace

•	capital equipment requirements needed to remain technologically competitive

•	volatility in the U.S. and international economic and financial markets

The Company’s customer base is concentrated.

Sales to the Company’s five largest customers accounted for 53% and 57% of net sales for the fiscal years ended April 30, 2013 and 2012, respectively. The Company’s two largest customers accounted for 26.8% and 9.6% of net sales for the fiscal year ended April 30, 2013 compared to 21.0% and 14.0% of net sales for the fiscal year ended April 30, 2012. Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

Many of the Company’s customers do not commit to firm production schedules. The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers. Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in our customers’ demand, thereby adversely affecting the Company’s results of operations, and resulting in higher inventory levels.

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

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company. These factors include:

•	increased competition among our customers and their competitors

•	the inability of our customers to develop and market their products

•	recessionary periods in our customers’ markets

•	the potential that our customers’ products become obsolete

•	our customers’ inability to react to rapidly changing technology

Any such factor or a combination of factors could negatively impact our customers’ need for or ability to pay for our products, which could, in turn, affect the Company’s results of operations.

Customer relationships with start-up companies present more risk.

A small portion of the Company’s current customer base is comprised of start-up companies. Customer relationships with start-up companies may present heightened risk due to the lack of product history. Slow market acceptance of their products could result in demand fluctuations causing inventory levels to rise. Further, the current economic environment could make it difficult for such emerging companies to obtain additional funding. This may result in additional credit risk including, but not limited to, the collection of trade account receivables and payment for their inventory. If the Company does not have adequate allowances recorded, the results of operations may be negatively affected.

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

The Company has substantial manufacturing operations in multiple countries. Therefore, the Company’s foreign businesses and results of operations are dependent upon numerous related factors, including the stability of the foreign economies, the political climate, relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in a foreign country, and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico.

The Company obtains many of its materials and components through its IPO in Taipei, Taiwan. The Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.

Approximately 9% and 10% of the total consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2013 and 2012, respectively.

The Company may not achieve expected profitability from its acquisitions.

The Company acquired Spitfire Control in May 2012. Acquisitions involve significant financial and operating risks that could have a material adverse effect on the Company’s results of operations.

Acquisitions involve significant risks, which could have a material adverse effect on the Company including:

Financial risks, include (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in the Company’s expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses; (4) costs associated with integrating acquired operations and business; (5) the incurrence of additional debt; (6) the financial impact of incorrectly valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and other intangible assets and the amortization of other intangible assets; (7) possible adverse tax and accounting effects; and (8) the risk that the Company will spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that the Company may have to close or sell acquired facilities at its costs, which may include substantial employee severance costs and asset write-offs, which may result, in our incurring significant losses.

The Company must implement its management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. To date the integration has proceeded as planned and completion is expected in the second fiscal quarter of 2014.

Disclosure and internal controls may not detect all errors or fraud.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not believe that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. The Company’s disclosure controls and internal controls can provide only reasonable assurance that the procedures will meet the control objectives. Controls are limited in their effectiveness by human error, including faulty judgments in decision-making. Further, controls can be circumvented by collusion of two or more people or by management override of controls.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. dollar. Such fluctuations could have a measurable impact on the Company’s results of operations and performance. The impact of currency fluctuation for the year ended April 30, 2013 resulted in a currency loss of approximately $359,000 representing a material change from the prior year’s foreign currency gain. These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations. The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

The Company depends significantly on its President/CEO and other executive officers. The Company’s employees generally are not bound by employment agreements and the Company cannot assure that it will retain its executive officers or skilled personnel. The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company’s EMS business will require that the Company attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company’s ability to remain competitive in the future.

Favorable labor relations are important to the Company.

The Company currently has labor union contracts with its employees constituting approximately 43% of its workforce. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

Compliance with government regulations regarding the use of conflict minerals may result in increased cost and risk to the Company.

As part of the Dodd-Frank Act, the Securities and Exchange Commission (“SEC”) has issued disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo, known as conflict minerals. The Disclosure for the Company is required in May 2014. The Company could incur significant costs related to implementing a procedure that will meet the requirements of the Dodd-Frank Act. The Company’s material sourcing is broad-based and uses many suppliers. As a result, the Company may not be able to verify the origins of the minerals used in components it purchases and uses in products it sells. Customers may demand that the products they purchase be free of conflict minerals and implementation of this requirement could affect the sourcing and availability of components the Company purchases from its suppliers. This could reduce the number of suppliers that provide conflict mineral-free components. The Company may not be able to obtain components in sufficient quantities to meet customer demand or at a competitive price.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and securities disclosure and compliance practices of public companies. More recently the Dodd-Frank Act requires changes to our corporate governance, compliance practices and securities disclosures. Compliance following the implementation of these rules has increased our legal and financial accounting costs. The Company expects increased costs related to these new regulations to continue, including, but not limited to, legal, financial and accounting costs. These developments may result in the Company having difficulty in attracting and retaining qualified members of the board or qualified officers. Further, the costs associated with the compliance with and implementation of procedures under these laws and related rules could have a material impact on the Company’s results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At April 30, 2013, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois, Union City, California, Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China. In addition, the Company provides inventory management services through its Del Rio, Texas, warehouse facilities and materials procurement services through its Elk Grove Village, Illinois, Union City, California, and Taipei, Taiwan offices.

Certain information about the Company’s manufacturing, warehouse and purchasing facilities is set forth below:

Location	Square Feet	Services Offered	Owned/ Leased

Suzhou, China	147,500	Electronic and electromechanical manufacturing solutions		*

Elk Grove Village, IL	124,300	Corporate headquarters and electronic and electromechanical manufacturing solutions	Owned

Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased

Acuna, Mexico	115,000	Electronic and electromechanical manufacturing solutions	Owned	**

Chihuahua, Mexico	113,000	Electronic and electromechanical manufacturing solutions	Leased

Tijuana, Mexico	67,700	Electronic and electromechanical manufacturing solutions	Leased

Ho Chi Minh City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased

Del Rio, TX	44,000	Warehousing and distribution	Leased

Taipei, Taiwan	4,685	International procurement office	Leased

*	The Company’s Suzhou, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.
**	A portion of the facility is leased and the Company has an option to purchase it.

At April 30, 2013, the Company also provided design services from locations in Carpentersville and Crystal Lake, Illinois. Effective May 2013, the Company combined both locations into a new building in Elgin, Illinois, owned by the Company, with approximately 44,500 square feet.

The Union City, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and Del Rio, Texas properties are occupied pursuant to leases of the premises. The lease agreements for the Del Rio, Texas properties expire December 2015. The lease agreement for the California property expires March 2021. The Chihuahua, Mexico lease expires July 2015. The Tijuana, Mexico lease expires October 2018. The lease agreement for the Ho Chi Minh City, Vietnam property expires March 2015. The Company’s manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased. The Company has an option to buy the leased portion of the facility in Acuna, Mexico. The property in Elk Grove Village, Illinois is financed under a separate mortgage loan agreement, the final payment on which is January 2015. The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.	LEGAL PROCEEDINGS

As of April 30, 2013, the Company was not a party to any material legal proceedings.

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

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA. The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2013, and 2012.

Common Stock as Reported

by NASDAQ

Period	High	Low

Fiscal 2013:
Fourth Quarter	$6.22	$3.76
Third Quarter	5.75	4.01
Second Quarter	5.28	3.35
First Quarter	4.15	3.04

Fiscal 2012:
Fourth Quarter	$4.40	$3.66
Third Quarter	4.12	3.15
Second Quarter	4.93	3.15
First Quarter	5.40	4.52

As of July 22, 2013, there were approximately 53 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,245 beneficial owners of the Company’s common stock.

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

Equity Compensation Plan Information

For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report, under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” as well as the Company’s audited financial statements and notes thereto, including Note O, filed herewith and all such information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth, including its integration of the Spitfire operation acquired in May 2012. These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview

The Company operates in one business segment as an independent provider of EMS, which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire. Spitfire was a privately held Illinois corporation with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an original equipment manufacturer of electronic controls, with a focus on the major appliance (white goods) industry. Although North America is currently its primary market, Spitfire has applications that can be used worldwide. The Company provided manufacturing solutions for Spitfire since 1994, and was a strategic partner to Spitfire as it developed its OEM electronic controls business.

The Company’s Spitfire division provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances. It is a member of the Association of Home Appliance Manufacturers (“AHAM”), as well as other industry related trade associations and is ISO 9001:2008 certified. The acquisition has enabled the Company to offer design services for the first time in specific markets.

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the year ended April 30, 2013.

In an effort to facilitate growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China. Nonetheless, in fiscal year 2012 and 2013, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more competitive manufacturing location to service North America. Indications suggest that this trend will continue. We feel the Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico or Vietnam. We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

In the past, the timing of production and delivery of orders, primarily at the direction of its customers, has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The Company continued to experience pricing pressures from both its customer and suppliers. The Company expects continuing pressure on margins until the economy achieves a sustained recovery. The Company is hopeful to see that start the second half of calendar 2013. Until that time, the Company will continue to carefully manage its cost structure. The Company continues to add new customers and new programs with existing customers. Some are not launching or transitioning as quickly as initially forecasted by the Company’s customers, but the Company believes they will eventually add to its revenue base. We continue to work on integrating Spitfire into SigmaTron, which the Company believes is proceeding on plan and has started to add to our menu of services that we can offer customers.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire and instead began selling directly to Spitfires’ customers.

On May 8, 2012, the Company entered into a real estate lease agreement to relocate its Tijuana, Mexico operation to a new facility within Tijuana, Mexico. The relocation was completed in July 2012. As of April 30, 2013, the Company has incurred approximately $424,000 in relocation expenses as a result of the move as of April 30, 2013. All incentives realized under the lease will be recognized over the term of the lease, which is five years.

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

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. The Company performed its annual goodwill impairment test as of February 1, 2013 and determined no impairment existed as of the date of the impairment test.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets for impairment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

Income Tax - The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and tax credit carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.

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

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

The Company adjusts its tax liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

New Accounting Standards:

There are no recent accounting standards that had, or are expected to have, a significant effect on the Company’s consolidated financial statements.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2013 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2012

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2013	2012

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.0	90.3
Selling and administrative expenses	9.3	8.0

Total operating expenses	99.3	98.3

Operating income	0.7%	1.7%

Fiscal Year 2013:

Net sales increased 26.7% to $198,439,534 in fiscal year 2013 from $156,635,984 in the prior year. The Company’s sales increased in fiscal year 2013 in industrial and consumer electronics, appliance and medical/life sciences marketplaces as compared to the prior year. The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the fitness, gaming, telecommunications and semiconductor marketplaces. The increase in net sales for the fiscal year 2013 is a result of sales to customers due to the Spitfire acquisition, as well as our existing customers’ increased demand for product.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry. Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition. Sales to the Company’s five largest customers accounted for 53% and 57% of net sales for fiscal years 2013 and 2012, respectively.

Gross profit increased to $19,925,646, or 10.0% of net sales, in fiscal year 2013 compared to $15,254,541, or 9.7% of net sales, in the prior fiscal year. The increase in gross profit for fiscal year 2013 was primarily the result of gross profits earned on sales to customers due to the Spitfire acquisition, as well as increased sales revenue from our existing customers. The Company has carefully managed its cost structure and has begun to achieve economies of scale integrating Spitfire into SigmaTron. The increase in gross profit in fiscal year 2013 was partially offset by relocation expenses of approximately $399,000 for the Tijuana, Mexico move, and a foreign currency loss of $359,149 compared to a foreign currency gain of $133,979 in the prior fiscal year.

Selling and administrative expenses increased in fiscal year 2013 to $18,358,354, or 9.3% of net sales, compared to $12,611,673, or 8.0% of net sales, in fiscal year 2012 or an increase of $5,746,681. Of the increase noted above, for the fiscal year ended April 30, 2013, $4,469,106 was attributable to salaries and other administrative expenses for the Spitfire operations and $803,006 was transaction costs for the Spitfire Transaction. Other increases in selling and administrative expenses for the fiscal year ended April 30, 2013, were due to increases in commissions, freight out, computer maintenance, insurance and amortization expense. The increase in the foregoing selling and administrative expenses were partially offset by a decrease in bonus expense, depreciation and paper and supply expenses.

Interest expense decreased to $832,126 in fiscal year 2013 compared to $1,025,325 in fiscal year 2012. The interest expense decreased primarily due to the decreased borrowings under the Company’s banking arrangements and capital lease obligations. Interest expense for fiscal year 2014 may increase if interest rates or borrowings, or both, increase during fiscal year 2014.

In fiscal year 2013, income tax expense was $321,363 compared to $522,171 in income tax expense in fiscal year 2012. The effective tax rate for the years ended April 30, 2013 and 2012 was 39.5% and 31.5%, respectively. The increase in the effective tax rate for the year ended April 30, 2013 is due to the tax impact of additional profit from the Company’s U.S. entities and a dividend payment from its wholly-owned trading company, SigmaTron International Trading Co.

The Company reported net income of $492,961 in fiscal year 2013 compared to a net income of $1,134,324 for fiscal year 2012. Basic and diluted earnings per share for fiscal year 2013 were $0.13 and $0.12, respectively, compared to basic and diluted earnings per share of $0.29 for the year ended April 30, 2012.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $3,751,631 for the fiscal year ended April 30, 2013, compared to cash flow provided by operating activities of $9,808,310 for the prior fiscal year. Cash flow provided by operating activities was the result of net income, the non-cash effects of depreciation and amortization, stock-based compensation expense, an increase in trade accounts payable and deferred rent expenses. The increase in accounts payable was due to timing of payments in the ordinary course of business. Net cash provided by operations in fiscal year 2013 was partially offset by an increase of inventories of $5,615,748 and accounts receivable of $5,242,863, primarily related to additional sales volume resulting from the Spitfire acquisition.

Cash flow provided by operating activities was $9,808,310 for the fiscal year ended April 30, 2012. Cash flow provided by operating activities in fiscal year 2012 was primarily the result of net income, the non-cash effects of depreciation and amortization, a decrease in inventory and an increase in accounts payable. The decrease in inventory of $7,147,110 was the result of the improvement of inventory management practices. The increase in accounts payable of $1,402,892 was due to timing of payments in the ordinary course of business. Net cash provided by operations in fiscal year 2012 was partially offset by an increase in accounts receivable. The increase in accounts receivable of $4,381,326 was due to increased sales volume and timing of cash receipts from a significant customer.

Investing Activities.

In fiscal year 2013, the Company purchased approximately $7,200,000 in machinery and equipment to be used in the ordinary course of business. The Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2014 of approximately $13,500,000 to support its anticipated growth. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit. The Company received approximately $1,142,000 in cash in conjunction with the Spitfire purchase. In addition, the Company received $22,000 in cash for proceeds related to the sale of machinery and equipment.

In fiscal year 2012, the Company purchased approximately $2,300,000 in machinery and equipment used in the ordinary course of business.

Financing Activities.

Cash provided by financing activities was $2,193,615 for the fiscal year ended April 30, 2013, compared to cash used in financing activities of $6,970,338 in fiscal year 2012. Cash provided by financing activities in fiscal year 2013 was primarily the result of increased borrowings of $2,500,000 under the credit facility. The additional borrowings were required to support the purchases of machinery and equipment and the increases in both accounts receivable and inventory.

Cash used in financing activities in fiscal year 2012 was primarily the result of $6,900,000 in payments under the credit facility and for capital lease obligations.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30 million and an initial term through September 30, 2013. The facility allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at April 30, 2013) or LIBOR plus two and three quarter percent (effectively, 3.0% at April 30, 2013), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants during the quarter ended October 31, 2012 with Wells Fargo and extended the credit facility through September 30, 2014. As of April 30, 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility. At April 30, 2013, the Company was in compliance with its amended financial covenants. As of April 30, 2013, there was an $18,500,000 outstanding balance and $11,500,000 of unused availability under the credit facility.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of April 30, 2013 was $2,175,013.

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full as of January 31, 2012. The net book value of the equipment was $1,210,226 at April 30, 2013.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At April 30, 2013, $188,955 and $478,417 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at April 30, 2013 of the equipment under each of the lease finance agreement and sale leaseback agreement was $247,385 and $626,791, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At April 30, 2013, the balance outstanding under the capital lease agreement was $139,510. The net book value of the equipment under this lease at April 30, 2013 was $178,379.

The total amount outstanding at April 30, 2013 for the three remaining equipment lease transactions discussed above was $806,882. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The total net book value of the equipment under these other leases at April 30, 2013 was $475,979.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent income recorded for fiscal year 2013 was $2,140. In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018. The amount of the deferred rent expense recorded for fiscal year 2013 was $362,796.

On May 31, 2012, the Company completed the acquisition of Spitfire, an OEM of electronic controls, with a focus on the major appliance industry. The acquisition added two manufacturing operations in locations that augment the Company’s footprint and add Spitfire’s design capabilities which allows the Company to offer design service for the first time in specific markets. In conjunction with the Spitfire acquisition, the Company recorded goodwill and other intangible assets of $3,222,899 and $6,142,000, respectively.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars as applicable. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the fiscal year ended April 30, 2013 resulted in a foreign currency loss of approximately $359,000. In fiscal year 2013, the Company’s U.S. operations paid approximately $36,920,000 to its foreign subsidiaries for services provided. In fiscal year 2013, the Company’s wholly-owned trading company, SigmaTron International Trading Co., was liquidated. The Company received a distribution of approximately $180,000 as a result of this liquidation. In fiscal year 2012, the Company received a distribution of previously paid taxed earnings of approximately $1,039,000 from a foreign subsidiary based in Mexico. The Company did not incur any U.S. income taxes on the distribution as the earnings were previously subject to U.S. tax.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $11,300,000.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the next twelve months. There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist. In the event the business grows rapidly, the current economic climate deteriorates, customers delay payments, or the Company considers an acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.

The impact of inflation on the Company’s net sales, revenues and incomes from continuing operations for the past two fiscal years has been minimal.

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

Tabular Disclosure of Contractual Obligations:

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

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of April 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2013.

Internal Controls:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of April 30, 2013.

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

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2013, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

Index to Exhibits

(a) 2

(a) 3 and (b)

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994.

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000.

10.1	Form of 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.2	Form of Incentive Stock Option Agreement for the Company’s 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.3	Form of Non-Statutory Stock Option Agreement for the Company’s 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 33-72100.*

10.4	2004 Directors’ Stock Option Plan, incorporated herein by reference to Appendix C to the Company’s 2004 Proxy Statement filed on August 16, 2004.*

10.5	2004 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.6	Change in Control Plan dated May 30, 2002, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended April 30, 2005.*

10.7	Credit Agreement between SigmaTron International, Inc. and Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2010.

10.8	Revolving Line of Credit Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010 incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2010.

10.9	Promissory Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 14, 2010.

10.10	Third Amendment to the Credit Agreement between SigmaTron International, Inc. and Wells Fargo Bank, National Association, dated August 6, 2010, incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on December 14, 2010.

10.11	SigmaTron International, Inc. 2011 Employee Stock Option Plan dated September 16, 2011, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-8 filed on December 14, 2011.

10.12	Purchase Agreement between SigmaTron International, Inc., and its nominees and Spitfire Control, Inc., dated as of May 31, 2012, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 4, 2012.

10.13	Fourth Amendment to Amended and Restated Credit Agreement; Second Amendment to Amended and Restated Continuing Security Agreement: Rights to Payment and Inventory; And First Amendment to Amended and Restated Security Agreement: Equipment and Fixtures between SigmaTron International, Inc., and Wells Fargo Bank, National Association, dated May 31, 2012, incorporated herein by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 4, 2012.

10.14	Sixth Amendment to Amended and Restated Credit Agreement between SigmaTron International, Inc., and Wells Fargo Bank, National Association, dated October 31, 2012, incorporated herein by reference to Exhibit 99.3 to the company’s Form 10-Q filed on December 13, 2012.

10.15	SigmaTron International, Inc. 2013 Employee Bonus Plan dated February 5, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2013.*

10.16	Eighth Amendment to Amended and Restated Credit Agreement between SigmaTron International, Inc., and Wells Fargo Bank, National Association, dated April 30, 2013.*

10.17	SigmaTron International, Inc. 2014 Employee Bonus Plan dated May 21, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2013.*

21.0	Subsidiaries of the Registrant, incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended April 30, 2007, filed on July 24, 2007.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2013).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Scheme Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Indicates management contract or compensatory plan.
**	Filed herewith
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c)	Exhibits

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

Dated: July 26, 2013

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors, President and Chief Executive Officer, (Principal Executive Officer) and Director	July 26, 2013
Gary R. Fairhead

/s/ Linda K. Frauendorfer Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director	July 26, 2013

/s/ Thomas W. Rieck	Director	July 26, 2013
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 26, 2013
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 26, 2013
Paul J. Plante

/s/ Barry R. Horek	Director	July 26, 2013
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 26, 2013
Bruce J. Mantia

Financial statement schedules are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SigmaTron International, Inc.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2013 and 2012 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Chicago, Illinois
July 26, 2013

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

April 30,

	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,607,731	$4,668,931
Accounts receivable, less allowance for doubtful accounts of $150,000 and $164,103 at April 30, 2013 and 2012, respectively	19,421,252	27,916,288
Inventories, net	50,644,741	37,838,378
Prepaid expenses and other assets	1,882,680	1,170,537
Refundable income taxes	228,026	465,653
Deferred income taxes	1,630,809	1,840,751
Other receivables	524,268	238,592

Total current assets	78,939,507	74,139,130

PROPERTY, MACHINERY AND EQUIPMENT, NET	28,567,052	24,373,494

OTHER LONG-TERM ASSETS
Intangible assets, net of amortization of $2,962,566 and $2,683,075 at April 30, 2013 and 2012, respectively	5,949,434	86,925
Goodwill	3,222,899	—
Other assets	910,025	547,334

Total other long-term assets	10,082,358	634,259

TOTAL ASSETS	$117,588,917	$99,146,883

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

April 30,

	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$31,347,354	$20,233,521
Accrued expenses	2,486,819	1,012,549
Accrued wages	3,633,900	2,974,607
Current portion of long-term debt	99,996	126,828
Current portion of capital lease obligations	229,661	219,457
Current portion of contingent consideration	331,429	—

Total current liabilities	38,129,159	24,566,962

LONG-TERM DEBT, LESS CURRENT PORTION	20,575,017	18,175,013

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	577,221	806,882

CONTINGENT CONSIDERATION, LESS CURRENT PORTION	1,793,571	—

OTHER LONG-TERM LIABILITIES	487,236	363,520

DEFERRED RENT	1,096,272	735,616

DEFERRED INCOME TAXES	2,946,710	3,477,819

Total long-term liabilities	27,476,027	23,558,850

Total liabilities	65,605,186	48,125,812

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,940,402 and 3,909,572 shares issued and outstanding at April 30, 2013 and 2012, respectively	39,779	39,096
Capital in excess of par value	20,361,012	19,891,996
Retained earnings	31,582,940	31,089,979

Total stockholders’ equity	51,983,731	51,021,071

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,588,917	$99,146,883

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended April 30,

	2013	2012

Net sales	$198,439,534	$156,635,984

Cost of products sold	178,513,888	141,381,443

Gross profit	19,925,646	15,254,541

Selling and administrative expenses	18,358,354	12,611,673

Operating income	1,567,292	2,642,868

Other income	(79,158)	(38,952)
Interest expense	832,126	1,025,325

Income before income tax expense	814,324	1,656,495

Income tax expense	321,363	522,171

NET INCOME	$492,961	$1,134,324

Earnings per common share
Basic	$0.13	$0.29

Diluted	$0.12	$0.29

Weighted-average shares of common stock outstanding
Basic	3,930,268	3,878,207

Diluted	4,003,887	3,906,279

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2013 and 2012

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings	Total stockholders’ equity

Balance at April 30, 2011	$—	$38,643	$19,749,279	$29,955,655	$49,743,577

Recognition of stock-based compensation	—	—	2,414	—	2,414

Exercise of stock options	—	453	99,203	—	99,656

Tax benefit from exercise of options	—	—	41,100	—	41,100

Net income	—	—	—	1,134,324	1,134,324

Balance at April 30, 2012	—	39,096	19,891,996	31,089,979	51,021,071

Recognition of stock-based compensation	—	—	189,305	—	189,305

Exercise of stock options	—	100	39,800	—	39,900

Issuance and vesting of restricted stock awards	—	583	239,911	—	240,494

Net income	—	—	—	492,961	492,961

Balance at April 30, 2013	$—	$39,779	$20,361,012	$31,582,940	$51,983,731

The accompanying notes are an integral part of this statement.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30,

	2013	2012
Cash flows from operating activities
Net income	$492,961	$1,134,324
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,375,397	4,069,944
Stock-based compensation	189,305	2,414
Restricted stock expense	71,483	—
Provision for doubtful accounts	—	14,103
Provision for inventory obsolescence	—	36,352
Deferred income tax provision (benefit)	(321,167)	337,580
Amortization of intangible assets	279,491	112,750
(Gain) loss from disposal or sale of machinery and equipment	(19,662)	52,855

Changes in assets and liabilities, net of business acquisition
Accounts receivable	(5,242,863)	(4,381,326)
Inventories	(5,615,748)	7,147,110
Prepaid expenses and other assets	(1,194,355)	(114,311)
Refundable income taxes	237,627	(38,141)
Trade accounts payable	9,254,671	1,402,892
Deferred rent	360,656	13,057
Accrued expenses and wages	883,835	18,707

Net cash provided by operating activities	3,751,631	9,808,310

Cash flows from investing activities
Purchases of machinery and equipment	(7,171,043)	(2,307,143)
Cash received in conjunction with acquisition	1,142,597	—
Proceeds from sale of machinery and equipment	22,000	—

Net cash used in investing activities	(6,006,446)	(2,307,143)

Cash flows from financing activities
Proceeds from exercise of common stock options	39,900	99,656
Payments under capital lease obligations	(219,457)	(850,104)
Payments under other notes payable	(26,832)	(160,994)
Payments under building notes payable	(99,996)	(99,996)
Change in lines of credit	2,500,000	(6,000,000)
Tax benefit from exercise of options	—	41,100

Net cash provided (used in) by financing activities	2,193,615	(6,970,338)

(DECREASE) INCREASE IN CASH	(61,200)	530,829

Cash and cash equivalents at beginning of year	4,668,931	4,138,102

Cash and cash equivalents at end of year	$4,607,731	$4,668,931

Supplementary disclosures of cash flow information
Cash paid for interest	$795,502	$968,478
Cash paid for income taxes	34,535	66,713
Cash refunded for income taxes	(286,695)	(160,000)

Non-Cash Transaction – Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R Trade forgiven	$15,312,904	$—
SigmaTron International, Inc. Foreign A/R Trade forgiven	1,142,392	—
Contingent consideration	2,320,000	—
Issuance of Restricted stock	169,011	—

Total Cost of Acquisition	$18,944,307	$—

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013 and 2012

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies. As of April 30, 2013, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan. Approximately 9% and 10% of the total consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2013 and 2012, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan. The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuation for the fiscal year ended April 30, 2013 resulted in a loss of approximately $359,000, compared to a gain of approximately $134,000 for the prior fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of Estimates - Continued

estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts relates to receivables not expected to be collected from its customers. This allowance is based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer and a five year average of prior uncollectible amounts. If there is an adverse change in the financial condition of the Company’s customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventories - Continued

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method over the term of the related debt. Deferred financing fees of $70,776 and $8,756, net of accumulated amortization of $270,983 and $238,354 as of April 30, 2013 and 2012, respectively, are classified in other long-term assets on the Company’s balance sheet.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

The Company adjusts its tax liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increase or decreases to income tax expense in the period in which they are determined.

Earnings per Share

Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested. At April 30, 2013 and 2012, there were 400,190 anti-dilutive common stock equivalents, which have been excluded from the calculation of diluted earnings per share.

Revenue Recognition

Revenues from sales of the Companys’ electronic manufacturing services business are recognized when the finished good product is shipped to the customer. In general, and except for consignment inventory, it is the Companys’ policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility. Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer. The Company recognizes revenue upon such shipment or transfer. The Company does not earn a fee for such arrangements. The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month. This is done only in special circumstances to accommodate a specific customer. Further, from

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

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

Shipping and Handling Costs

The Company records shipping and handling costs as selling and administrative expenses. Customers are typically invoiced for shipping costs. Shipping and handling costs were not material to the financial statements for fiscal years 2013 or 2012.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2013, due to their short-term nature. The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair-Value of Financial Instruments - Continued

The Company measured the net assets included in the Spitfire acquisition under the fair value standard (primarily using level 3 measurement inputs) including the contingent consideration. The Company currently does not have any other non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. The Company performed its annual goodwill impairment test as of February 1, 2013 and determined that no impairment existed as of the date of the impairment test.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets for impairment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets - Continued

undiscounted cash flows expected to be earned by the use of the asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

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

Reclassifications

Certain reclassifications have been made to the previously reported 2012 financial statements to conform to the 2013 presentation.

New Accounting Standards

There are no recent accounting standards that had, or are expected to have, a significant effect on these consolidated financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2013	2012

Beginning balance	$164,103	$150,000
Bad debt expense	—	14,103
Write-offs	(14,103)	—

	$150,000	$164,103

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2013	2012

Finished products	$13,167,117	$10,271,704
Work in process	2,959,144	2,101,341
Raw materials	36,288,580	27,343,433

	52,414,841	39,716,478

Less obsolescence reserve	1,770,100	1,878,100

	$50,644,741	$37,838,378

Changes in the Company’s inventory obsolescence reserve are as follows:

	2013	2012

Beginning balance	$1,878,100	$1,841,748
Provision for obsolescence	—	36,352
Write-offs	(108,000)	—

	$1,770,100	$1,878,100

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2013	2012

Land and buildings	$12,366,119	$12,311,942
Machinery and equipment	51,999,266	49,582,841
Office equipment and software	6,806,305	5,591,497
Tools and dies	—	295,095
Leasehold improvements	2,482,038	3,085,887
Equipment under capital leases	1,376,799	1,376,799

	75,030,527	72,244,061
Less accumulated depreciation and amortization, including amortization of assets under capital leases of $324,244 and $209,510 at April 30, 2013 and 2012, respectively	46,463,475	47,870,567

Property, machinery and equipment, net	$28,567,052	$24,373,494

Depreciation and amortization expense was $4,375,397 and $4,069,944 for the years ended April 30, 2013 and 2012, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in carrying amount of goodwill for the fiscal year ended April 30, 2013, are as follows:

Total

Balance at April 30, 2012	$—
Goodwill due to Spitfire acquisition May 31, 2012	3,222,899

Balance at April 30, 2013	$3,222,899

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Other Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2013 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	.2	2,395,000	2,383,923
Spitfire:
Customer relationships	14.1	4,690,000	58,685
Backlog	.1	22,000	20,163
Trade names	19.1	980,000	44,913
Non-compete agreements	6.1	50,000	6,545
Patents	4.1	400,000	73,337

Total		$8,912,000	$2,962,566

Net intangible assets as of April 30, 2012 consisted of Able customer relationships with a net balance of $86,925.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2032, for the remaining fiscal years is as follows:

For the fiscal year ended April 30:	2014	$346,680
	2015	428,610
	2016	470,899
	2017	490,010
	2018	435,043
	Thereafter	3,778,192

		$5,949,434

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE G - ACQUISITION

Spitfire Control, Inc.

The Purchase Agreement

SigmaTron signed a Purchase Agreement on May 31, 2012 with Spitfire Control, Inc., an Illinois corporation (“Seller”), regarding the acquisition of certain assets of the Seller by the Company (the “Transaction”). Prior to the date of the Purchase Agreement, the Seller and its affiliates were customers and strategic partners of the Company, with such relationships dating back to 1994.

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

The acquired assets consisted of (i) all of the equity securities of DAC and Cayman and (ii) all of the assets used by or useful in the conduct of the Business. In addition the Company also obtained from the Seller an agreement not to compete against the Business as it is operated by the Company after the closing of the Transaction.

In consideration, the Company agreed to pay a purchase price consisting of: (i) the satisfaction and release of the account payable of $16,455,000 owed by Seller to the Company; (ii) future payments, which are based upon the annual post-closing performance of the Business during each of the Company’s fiscal years 2013 through 2019; and (iii) the issuance of 50,000 shares of restricted common stock of SigmaTron, 12,500 of which vested upon the closing of the Transaction and 12,500 of which will vest on each of the first, second and third anniversaries of the closing of the Transaction.

In addition to the foregoing, the Company agreed to assume (i) the Seller’s obligations under certain specified contracts and Governmental Authorizations (as defined in the Purchase Agreement), (ii) specified trade accounts payable and accrued expenses of the Seller as agreed upon by the parties and (iii) specified inter-company payables involving the Seller, DAC, Cayman and/or their subsidiaries and associated companies. Further, each of DAC and Cayman retained the liabilities associated with its respective operations, which is customary in transactions involving the purchase or sale of all of the equity securities of an entity. As a result, the Company indirectly acquired such liabilities.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE G - ACQUISITION - Continued

Spitfire Control, Inc.

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

Reasons for the Transaction

The Company believes its acquisition of the Business will allow a comprehensive approach to solving major appliance producers’ issues with integrating electronics into their platforms. The acquisition also added two manufacturing operations in locations that the Company believes will augment the Company’s international footprint. In addition, the acquisition of the Business will allow the Company to offer design services for the first time in specific markets. In conjunction with the acquisition, professional fees incurred during fiscal 2013 and 2012, were $803,006 and $530,565, respectively. The professional fees were recorded as selling and administrative expenses.

Accounting

The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company assessed the fair value of the acquired assets and assumed liabilities (primarily using level 3 measurement inputs) and an allocated purchase price of $18,944,307. The allocation of the purchase considerations was based upon estimates made by the Company with the assistance of independent valuation specialists. The revised purchase price allocation as of May 31, 2012, was as follows:

Estimated Fair Value

Cash	$1,142,597
Current assets	10,074,168
Property, machinery and equipment	1,400,250
Current liabilities	(3,037,607)
Customer relationships	4,690,000
Backlog	22,000
Trade names	980,000
Non-compete agreements	50,000
Patents	400,000
Goodwill	3,222,899

Total Net Assets	$18,944,307

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE G - ACQUISITION - Continued

Spitfire Control, Inc.

Accounting - Continued

The amounts allocated to relationships, backlog, trade names, non-compete agreements and patents are estimated by the Company based on the analysis performed by independent valuation specialists, primarily through the use of discounted cash flow techniques. Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

	Method	Life

Customer relationships	Accelerated	15 Years
Backlog	Straight-line	1 Year
Trade names	Straight-line	20 Years
Non-compete agreements	Straight-line	7 Years
Patents	Straight-line	5 Years
Goodwill	N/A	Indefinite

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE G - ACQUISITION - Continued

Spitfire Control, Inc.

Accounting - Continued

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets. The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under circumstances that may indicate a potential impairment. Goodwill is deductible for federal income tax purposes over a period of 15 years.

The Company’s estimate of the fair value of the contingent consideration ($2,320,000 as of the acquisition date) was based on expected operating results of the Business through fiscal 2019 and the specific terms of when such consideration would be earned. Those terms provide for additional consideration to be paid to Seller or its owner based on a percentage of sales and pre-tax profits over those years in excess of certain minimums. The Company discounted expected payments by its weighted average cost of capital of 11.5%. Payments are to be made quarterly each year and adjusted after each year end audit. The Company has made three quarterly payments of $65,000 each in fiscal 2013. As of April 30, 2013, the Company had not changed its estimated aggregate consideration expected to be earned under this arrangement. Any changes in the Company’s estimate will be reflected as a change in the contingent consideration liability and as additional or credits to selling and administrative expenses, as will changes in the current fair value caused by the continual decrease in the discount period between the current balance sheet date and the estimated payout dates. Such fair value changes were not material during fiscal 2013. The value of the 50,000 shares of restricted stock issued as part of the purchase price was $169,011 based on the trading price of the Company’s common stock on the acquisition date discounted by 15% to account for the restrictions associated with that issuance.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire and instead began selling directly to Spitfire’s former customers.

The results of the Business for the period June 1, 2012 through April 30, 2013 have been included in the consolidated financial statement for the twelve month period ended April 30, 2013 and includes sales of $26,779,273 and a net loss of $2,513,151. Offsetting some of such sales are the sales that SigmaTron would have recorded to Spitfire had SigmaTron not acquired the Business.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE G - ACQUISITION - Continued

Spitfire Control, Inc.

Pro forma Results

While the results of the Business have been included in the consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma condensed combined results of operations for the years ended April 30, 2013 and 2012 are based on the historical financial statements of the Company and Spitfire giving effect to the business combination as if it had occurred on May 1, 2011. Therefore, this pro forma data includes adjustments to sales, amortization, depreciation, compensation expense and tax expense. This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred on May 1, 2011. Moreover, this data is not intended to be indicative of future results of operations.

	Year Ended April 30,
	2013	2012

Net sales	$199,219,596	$174,450,929
Net income (loss)	657,613	(1,202,375)
Income (loss) per share:
Basic	$0.16	$(0.31)
Diluted	$0.16	$(0.31)

NOTE H - LONG-TERM DEBT

Note Payable - Bank

The Company has a senior secured credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), with a credit limit up to $30 million and an initial term through September 30, 2013. The facility allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at April 30, 2013) or LIBOR plus two and three quarter percent (effectively, 3.0% at April 30, 2013), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and requires the Company to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE H - LONG-TERM DEBT - Continued

Note Payable - Bank - Continued

Company’s senior secured credit facility was amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants during the quarter ended October 31, 2012 with Wells Fargo and extended the credit facility through September 30, 2014. As of April 30, 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility. At April 30, 2013, the Company was in compliance with its amended financial covenants. As of April 30, 2013, there was an $18,500,000 outstanding balance and $11,500,000 of unused availability under the credit facility.

Capital Lease Obligations

On January 19, 2010, the Company entered into a leasing transaction with Wells Fargo Equipment Finance, Inc. to refinance $1,287,407 of equipment. The term of the lease financing agreement extended to January 18, 2012 with monthly payments of $55,872 and a fixed interest rate of 4.29%. This lease financing arrangement was paid in full as of January 31, 2012. The net book value of the related equipment was $1,210,226 at April 30, 2013.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal payment of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal payment of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At April 30, 2013, $188,955 and $478,417 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at April 30, 2013 for the equipment under each of the lease finance agreement and sale leaseback agreement was $247,385 and $626,791, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At April 30, 2013, the balance outstanding under the capital lease agreement was $139,510. The net book value of the equipment under this lease at April 30, 2013 was $178,379.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE H - LONG-TERM DEBT - Continued

Capital Lease Obligations - Continued

The total amount outstanding at April 30, 2013 for the three remaining equipment lease transactions discussed above was $806,882. The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011. The total net book value of the equipment under these other leases at April 30, 2013 was $475,979.

Note Payable - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of April 30, 2013 was $2,175,013.

Other Debt

In October 2009, the Company entered into a financial licensing agreement for software. The term of the note payable was for 36 months, with monthly payments of approximately $13,415, and no interest was payable under the agreement. This agreement was paid in full in June 2012.

The aggregate amount of debt maturing (excluding capital lease obligations) in each of the next two fiscal years and thereafter is as follows:

Fiscal Year

2014	$99,996
2015	20,575,017
Thereafter	—

$20,675,013

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE H - LONG - TERM DEBT - Continued

Other Long-Term Liabilities

The Company recorded seniority premiums of $487,236 and $363,520 as of April 30, 2013 and 2012, respectively.

See Note N - Leases, Page F-32 for future maturities under capital lease obligations.

NOTE I - TIJUANA, MX OPERATION MOVE

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $424,000 in relocation expenses as a result of the move during fiscal 2013, of which, approximately $399,000 of the relocation expenses were included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility. Of the total relocation expenses, approximately $25,000 was recorded in selling and administrative expenses.

NOTE J - ACCRUED EXPENSES AND WAGES

Accrued expenses and wages consist of the following at April 30:

	2013	2012

Wages	$1,656,540	$1,346,151
Bonuses	316,500	534,271
Foreign wages	1,660,860	1,094,185
Interest	58,765	54,771
Commissions	61,288	56,267
Professional fees	209,532	267,369
Foreign accruals	1,970,143	492,907
Other	187,091	141,235

	$6,120,719	$3,987,156

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE K - INCOME TAX

U.S. and foreign income (loss) before income tax expense for the years ended April 30 are as follows:

	2013	2012

Domestic	$(2,443,040)	$106,965
Foreign	3,257,364	1,549,530

Income before Income Taxes	$814,324	$1,656,495

Provision for Income Taxes

The income tax provision for the years ended April 30 consists of the following:

	2013	2012

Current:
Federal	$(125,215)	$(78,639)
State	66,525	(9,698)
Foreign	701,220	272,928

Total Current	642,530	184,591

Deferred:
Federal	(552,921)	65,388
State	(181,220)	38,102
Foreign	412,974	234,090

Total Deferred	(321,167)	337,580

Provision for income taxes	$321,363	$522,171

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE K - INCOME TAX - Continued

Provision for Income Taxes - Continued

The difference between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the years ended April 30 are as follows:

	2013	2012
U.S. Federal provision:
At Statutory Rate	$276,870	$563,246
State Taxes	(75,700)	18,748
Foreign Tax Differential	25,024	(19,823)
Employment Credits	—	(71,944)
Foreign Dividends	37,639	—
Transaction Costs	26,118	—
Other	31,412	31,944

Total	$321,363	$522,171

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Significant temporary differences that result in deferred tax assets and liabilities at April 30, are as follows:

	2013	2012

Deferred Tax Assets:
Federal & State NOL carryforwards	$620,284	$—
Foreign NOL carryforwards	85,690	39,783
Reserves and accruals	437,069	605,366
Stock based compensation	125,946	51,201
Inventories	1,116,638	1,148,245
Other intangibles	366,459	(87,310)
Deferred rent	297,550	408,965
Allowance for doubtful accounts	60,795	69,186
Other	166,111	30,296

Total Gross Deferred Tax Assets	3,276,542	2,265,732
Less: Valuation allowance	(87,328)	(12,342)

Net Deferred Tax Assets	$3,189,214	$2,253,390

Deferred Tax Liabilities:
Other intangibles	$(277,190)	$(36,648)
Property, machinery & equipment	(3,567,695)	(3,561,010)
Deferred flat tax liability (Net)	(660,230)	(292,800)

Total Deferred Tax Liabilities	$(4,505,115)	$(3,890,458)

Net Deferred Tax Asset/(Liability)	$(1,315,901)	$(1,637,068)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

The above amounts are classified in the Consolidated Balance Sheets at April 30, are as follows:

	2013	2012

Current assets:

Deferred income taxes	$1,630,809	$1,840,751

Non-current liabilities:

Deferred income taxes	(2,946,710)	(3,477,819)

Net Deferred Tax Asset/(Liability)	$(1,315,901)	$(1,637,068)

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been and under current plans will continue to be, permanently reinvested in these foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $11,300,000. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

At April 30, 2013, the Company had unused Federal net operating loss carryforwards totaling approximately $1,500,000 that will expire in the fiscal year ended April 30, 2033. The Company has unused state net operating loss carryforwards of approximately $1,290,000 that will begin to expire in the fiscal year ended April 30, 2023. The Company has unused foreign net operating loss carryforwards of approximately $1,090,000 that will begin to expire in the calendar year 2013. A full valuation allowance has been provided against the foreign net operating loss carryforwards.

The Company operates under a tax incentive arrangement in Vietnam which provided for a 0% tax rate through December 2012 and provides a reduced tax rate ranging from 7.5% to 12.5% from January 2013 through December 2019. The tax holiday is conditioned upon meeting certain investment thresholds which have thus far been met.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE K - INCOME TAX - Continued

Other

The Company has no unrecognized tax benefits at April 30, 2013 and 2012 and none were recorded or reversed in either fiscal year.

Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Income. The Company did not record penalties in the Consolidated Statements of Income.

The Company completed an examination with the Internal Revenue Service related to fiscal years 2008 and 2009. The completion of the examination had no impact on the amount of the unrecognized tax benefits. The settlement of the examination resulted in an increase to tax expense of $6,143 related to interest on a deficiency notice.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for fiscal years before 2008. The Company is no longer subject to U.S. Federal examinations by tax authorities for fiscal years before 2010.

NOTE L - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match participant contributions up to $300 annually. The Company contributed $93,795 and $87,160 to the plans during the fiscal years ended April 30, 2013 and 2012, respectively. The Company paid total expenses of $6,675 and $6,500 for the fiscal years ended April 30, 2013 and 2012, respectively, relating to costs associated with the administration of the plans.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE M - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the year ended April 30, 2013, two customers accounted for 26.8% and 9.6% of net sales of the Company, respectively, and 11.0% and 6.4% of accounts receivable at April 30, 2013, respectively. For the fiscal year ended April 30, 2012, two customers accounted for 21.0% and 14.0% of net sales of the Company and 50.7% and 7.4% of accounts receivable as of April 30, 2012, respectively.

NOTE N - LEASES

The Company leases certain facilities under various operating leases expiring at various date through March 2021. The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 2013:

Years ending April 30,	Capital leases	Operating leases

2014	$261,683	$1,238,779
2015	261,683	1,270,970
2016	261,683	1,273,929
2017	86,247	1,274,702
2018	—	1,387,694
Thereafter	—	2,294,004

	871,296	$8,740,078

Less amounts representing interest	64,414

	806,822

Less current portion	229,661

	$577,221

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE N - LEASES - Continued

Rent expense incurred under operating leases was $1,679,467 and $1,412,455 for the years ended April 30, 2013 and 2012, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent income recorded was $2,140 for the fiscal year ended April 30, 2013 compared to deferred rent expense of $13,057 recorded as of April 30, 2012. In addition, the landlord provided the Company tenant incentives of $418,000, which is being amortized over the life of the lease.

On May 8, 2012, the Company entered into a lease agreement in Tijuana, MX, for manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018. The amount of the deferred rent expense recorded for the fiscal year ended April 30, 2013 was $362,796.

NOTE O - STOCK OPTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire up to 1,753,500 shares of common stock. Options available for grant under the employee plans total 1,357,500, with the non-employee director plans allowing for a total of 396,000 options available for grant. All Option Plans have been approved by the Company’s shareholders. At April 30, 2013, the Company has 90,864 shares available for future issuance to employees under the employee plan and none under the non-employee director plan. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Each Option under the Option Plans is exercisable for one share of stock. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

There were 115,000 options granted during fiscal year 2013. The weighted-average grant date fair value of the options granted during fiscal year 2013 was $3.60. There were no options granted during fiscal year 2012.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE O - STOCK OPTIONS - Continued

The Company issued 25,000 shares of restricted stock during fiscal year 2013. In addition, the Company issued 50,000 shares of restricted stock as additional consideration with the May 31, 2012 Spitfire acquisition. There were no shares of restricted stock issued during fiscal year 2012.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2013	2012

Expected dividend yield	0%	N/A
Expected stock price volatility	.75%	N/A
Average risk-free interest rate	.72%	N/A
Weighted-average expected life of options	5.5 years	N/A

Option-valuation models require the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing method does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. When the Company does grant stock options, it uses the U.S. Treasury yield in effect at the time of the option grant to calculate the risk-free interest rate and the simplified method to calculate the weighted-average expected life, due to limited history. The expected dividend, volatility and forfeitures rates of options are based on historical experience and expected future results. The vesting period of the stock options ranges from three to five years.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE O - STOCK OPTIONS - Continued

The table below summarizes option activity through April 30, 2013:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price	Number of options exercisable at end of year

Outstanding at April 30, 2011	459,589	$8.42	458,337
Options exercised during 2012	(45,298)	2.20
Options expired during 2012	(4,099)	3.69

Outstanding at April 30, 2012	410,192	9.16	410,192
Options granted during 2013	115,000	3.60
Options exercised during 2013	(10,000)	3.99

Outstanding at April 30, 2013	515,192	$8.02	438,142

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options. During the fiscal years ended April 30, 2013 and 2012, the aggregate intrinsic value of options exercised was $1,400 and $71,118 respectively. As of April 30, 2013 and 2012, the aggregate intrinsic value of in the money options outstanding was $60,950 and $0, respectively.

Information with respect to stock options outstanding at April 30, 2013, follows:

	Options outstanding
Range of exercise prices	Number outstanding at April 30, 2013	Weighted-average remaining contractual life	Weighted- average exercise price

$3.60 – 5.40	120,000	7.21 years	$3.68
$9.17 – 11.56	395,192	2.82 years	9.34

	515,192		$8.02

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE O - STOCK OPTIONS - Continued

Information with respect to stock options outstanding and exercisable at April 30, 2013, follows:

	Options outstanding and exercisable
Range of exercise prices	Number outstanding at April 30, 2013	Weighted-average remaining contractual life	Weighted- average exercise price

$3.60 – 5.40	42,950	7.21 years	$3.81
$9.17 – 11.56	395,192	2.82 years	9.34

	438,142		$8.79

The Company recognized approximately $189,300 and $2,400 in stock compensation expense in fiscal years 2013 and 2012, respectively.

As of April 30, 2013, the balance of unrecognized compensation cost related to the Company’s stock option plans was approximately $70,600.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,330 was vested upon issuance. The Company recognized approximately $71,500 in compensation expense for the fiscal year ended April 30, 2013. The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $17,050 at April 30, 2013.

NOTE P - SUBSEQUENT EVENTS

Building Purchase

In May 2013, the Company purchased a building in Elgin, Illinois. The facility is occupied by the Company’s Spitfire Control division and includes quality engineers, program managers and customer service and a portion of the premises is sub-leased. The purchase price for the property was $1,700,000. The Company paid cash for the building and intends to secure a mortgage for the property.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2013:

	First quarter	Second quarter	Third quarter	Fourth quarter
2013

Net sales	$47,629,229	$52,729,395	$46,758,568	$51,322,342

(Loss) income before income tax (benefit) expense	(147,844)	506,545	(479,124)	934,747

Net (loss) income	(93,144)	482,834	(216,776)	320,047

(Loss) earnings per share-Basic	$(0.02)	$0.12	$(0.06)	$0.08

(Loss) earnings per share-Diluted	$(0.02)	$0.12	$(0.06)	$0.08

Total shares-Basic	3,922,478	3,930,402	3,930,402	3,938,042

Total shares-Diluted	3,922,478	4,002,264	3,930,402	4,027,881

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2012:

	First quarter	Second quarter	Third quarter	Fourth quarter
2012

Net sales	$38,892,011	$39,902,653	$38,099,493	$39,741,827

Income before income tax expense	382,487	251,128	136,042	886,838

Net income	240,961	158,267	85,656	649,440

Earnings per share-Basic	$0.06	$0.04	$0.02	$0.17

Earnings per share-Diluted	$0.06	$0.04	$0.02	$0.17

Total shares-Basic	3,864,274	3,864,412	3,875,253	3,909,572

Total shares-Diluted	3,890,760	3,883,683	3,895,111	3,909,572

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2013 and 2012

NOTE R - LITIGATION

As of April 30, 2013, the Company was not a party to any material legal proceedings.

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