Form 10-Q
period 2013-07-31
SIGMATRON INTERNATIONAL INC
filed 2013-09-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 12, 2013: 3,961,232

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	July 31,
	2013	April 30,
	(Unaudited)	2013
Current assets:
Cash	$2,797,537	$4,607,731
Accounts receivable, less allowance for doubtful accounts of $150,000 at July 31, 2013 and April 30, 2013	19,520,637	19,421,252
Inventories, net	52,442,681	50,644,741
Prepaid expenses and other assets	1,586,109	1,882,680
Refundable income taxes	—	228,026
Deferred income taxes	1,643,788	1,630,809
Other receivables	459,619	524,268

Total current assets	78,450,371	78,939,507

Property, machinery and equipment, net	32,293,609	28,567,052

Intangible assets, net of amortization of $3,049,812 and $2,962,566 at July 31, 2013 and April 30, 2013	5,862,188	5,949,434
Goodwill	3,222,899	3,222,899
Other assets	797,045	910,025

Total other long-term assets	9,882,132	10,082,358

Total assets	$120,626,112	$117,588,917

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$32,745,601	$31,347,354
Accrued expenses	2,556,037	2,486,819
Accrued wages	3,502,698	3,633,900
Income taxes payable	101,035	—
Current portion of long-term debt	99,996	99,996
Current portion of capital lease obligations	232,285	229,661
Current portion of contingent consideration	331,429	331,429

Total current liabilities	39,569,081	38,129,159

Long-term debt, less current portion	21,313,226	20,575,017
Capital lease obligations, less current portion	518,157	577,221
Contingent consideration, less current portion	1,728,571	1,793,571
Other long-term Liabilities	479,313	487,236
Deferred rent	1,117,363	1,096,272
Deferred income taxes	2,914,678	2,946,710

Total long-term liabilities	28,071,308	27,476,027

Total liabilities	67,640,389	65,605,186

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,961,232 and 3,940,402 shares issued and outstanding at July 31, 2013 and April 30, 2013	39,779	39,779
Capital in excess of par value	20,395,540	20,361,012
Retained earnings	32,550,404	31,582,940

Total stockholders’ equity	52,985,723	51,983,731

Total liabilities and stockholders’ equity	$120,626,112	$117,588,917

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net sales	$56,166,061	$47,629,229
Cost of products sold	49,877,653	42,923,331

Gross profit	6,288,408	4,705,898
Selling and administrative expenses	4,855,558	4,665,405

Operating income	1,432,850	40,493
Other income	(21,449)	—
Interest expense	213,960	188,337

Income (loss) from operations before income tax expense	1,240,339	(147,844)
Income tax expense (benefit)	272,875	(54,700)

Net income (loss)	$967,464	($93,144)

Earnings (loss) per share - basic	$0.24	($0.02)

Earnings (loss) per share - diluted	$0.24	($0.02)

Weighted average shares of common stock outstanding
Basic	3,961,232	3,922,478

Weighted average shares of common stock outstanding
Diluted	4,011,001	3,922,478

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended July 31, 2013 (Unaudited)	Three Months Ended July 31, 2012 (Unaudited)
Operating activities:
Net income (loss)	$967,464	($93,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,172,137	1,189,205
Stock-based compensation	29,292	92,816
Restricted stock expense	5,236	38,907
Deferred income tax provision (benefit)	(45,011)	8,334
Amortization of intangibles	87,246	60,377
Loss from disposal or sale of machinery and equipment	1,675	—
Changes in operating assets and liabilities, net of business acquisition liabilities acquired
Accounts receivable	(99,385)	(5,592,925)
Inventories	(1,797,940)	(1,871,827)
Prepaid expenses and other assets	474,201	(905,738)
Refundable Income taxes	228,026	(104,714)
Trade accounts payable	1,365,181	2,607,696
Deferred rent	21,091	160,190
Accrued expenses and wages	(33,872)	(330,390)

Net cash provided by (used in) operating activities	2,375,341	(4,741,213)

Investing activities:
Purchases of machinery and equipment	(4,900,370)	(771,427)
Cash received in conjunction with acquisition	—	1,142,597

Net cash (used in) provided by investing activities	(4,900,370)	371,170

Financing activities:
Payments under capital lease obligations	(56,440)	(53,932)
Payments under other notes payable	—	(26,832)
Net changes in line of credit	763,208	5,260,111
Change in bank overdraft	33,066	—
Payments under building notes payable	(24,999)	(24,999)

Net cash provided by financing activities	714,835	5,154,348

Change in cash	(1,810,194)	784,305
Cash at beginning of period	4,607,731	4,668,931

Cash at end of period	$2,797,537	$5,453,236

Supplementary disclosures of cash flow information
Cash paid for interest	$195,873	$177,899
Cash paid for income taxes, net of (refunds)	4,200	18,000
Cash refunded for income taxes	(159,999)	—
Non-Cash Transaction - Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R Trade forgiven	$—	$15,312,904
SigmaTron International, Inc. Foreign A/R Trade forgiven	—	1,142,392
Contingent consideration	—	2,320,000
Issuance of Restricted stock	—	169,011

Total Cost of Acquisition	$—	$18,944,307

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire Control, Inc. (“Spitfire”). Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company.

Certain reclassifications have been made to the previously reported financial statements in order to conform to the current period presentation.

Note B - Inventories

The components of inventory consist of the following:

	July 31,	April 30,
	2013	2013
Finished products	$17,724,315	$13,167,117
Work-in-process	2,836,466	2,959,144
Raw materials	33,652,000	36,288,580

	54,212,781	52,414,841
Less obsolescence reserve	1,770,100	1,770,100

	$52,442,681	$50,644,741

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note C - (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2013	2012
Net income (loss)	$967,464	$(93,144)

Weighted-average shares
Basic	3,961,232	3,922,478
Effect of dilutive stock options	49,769	0

Diluted	4,011,001	3,922,478

Basic earnings (loss) per share	$0.24	$(0.02)
Diluted earnings (loss) per share	$0.24	$(0.02)

Options to purchase 540,192 and 525,192 shares of common stock were outstanding at July 31, 2013 and 2012, respectively. There were 25,000 and 115,000 options granted during the quarter ended July 31, 2013 and 2012, respectively. The Company recognized approximately $29,300 and $92,800 in stock option expense for the three month period ended July 31, 2013 and 2012, respectively. The balance of unrecognized compensation cost related to the Company’s stock option plans was approximately $115,725 and $167,100 at July 31, 2013 and 2012, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,333 shares vested on June 1, 2012 and 8,333 shares vested on June 1, 2013. The Company recognized approximately $5,250 and $39,000 in compensation expense for the three month periods ended July 31, 2013 and 2012, respectively. The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $11,830 and $50,000 at July 31, 2013 and 2012, respectively.

During the quarter ended July 31, 2012 the Company issued 50,000 shares of restricted stock as additional consideration in conjunction with the May 31, 2012 Spitfire acquisition.

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30 million and an initial term through September 30, 2013. The facility allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at July 31, 2013) or LIBOR plus two and three quarter percent (effectively, 3.0% at July 31, 2013), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities. The Company is required to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants with Wells Fargo during the quarter ended October 31, 2012 and extended the credit facility through October 31, 2014. As of April 30, 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility. At July 31, 2013, the Company was in compliance with its amended financial covenants. As of July 31, 2013, there was a $19,263,208 outstanding balance and $10,736,792 of unused availability under the credit facility.

Note E - Tijuana, MX Operation Move

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $424,000 in relocation expenses as a result of the move during fiscal year 2013, of which, approximately $399,000 of the relocation expenses were included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility. Of the total relocation expenses, approximately $25,000 was recorded in selling and administrative expenses.

Note F - Acquisition

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

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F - Acquisition - Continued

Spitfire Control, Inc.

The Purchase Agreement - Continued

The acquired assets consisted of (i) all of the equity securities of DAC and Cayman and (ii) all of the assets used by or useful in the conduct of the Business. In addition, the Company also obtained from the Seller and the sole owner of Seller an agreement not to compete against the Business as it is operated by the Company after the closing of the Transaction.

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

In addition to the foregoing, the Company agreed to assume (i) the Seller’s obligations under certain specified contracts and Governmental Authorizations (as defined in the Purchase Agreement), (ii) specified trade accounts payable and accrued expenses of the Seller as agreed upon by the parties and (iii) specified inter-company payables involving the Seller, DAC, Cayman and/or their subsidiaries and associated companies. Further, each of DAC and Cayman retained the liabilities associated with its respective operations, which is customary in transactions involving the purchase or sale of all of the equity securities of an entity. As a result, the Company indirectly acquired such liabilities through the Transaction.

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

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F - Acquisition - Continued

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

The amounts allocated to customer relationships, backlog, trade names, non-compete agreements and patents are estimated by the Company based on the analysis performed by independent valuation specialists, primarily through the use of discounted cash flow techniques. Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F - Acquisition - Continued

Spitfire Control, Inc.

Accounting - Continued

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

Pro Forma Results

The results of the Business for the period June 1, 2012 through July 31, 2012 have been included in the consolidated financial statement for the three month period ended July 31, 2012 and includes sales of $3,966,521 and a net loss of $568,594.

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F - Acquisition - Continued

Spitfire Control, Inc.

Accounting - Continued

While the results of Spitfire have been included in the condensed consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma condensed combined results of operations for the three months ended July 31, 2012 are based on the historical financial statements of the Company and Spitfire giving effect to the business combination as if it had occurred on May 1, 2012. Therefore, this pro forma data includes adjustments to sales, amortization, depreciation, compensation expense and tax expense. This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred on May 1, 2012. Moreover, this data is not intended to be indicative of future results of operations.

Three Months Ended
July 31,
2012
Net sales	$48,409,291
Net income (loss)	71,508
Income (loss) per share:
Basic	$0.02
Diluted	$0.02

Note G – Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill for the three months ended July 31, 2013, are as follows:

Total
Balance at April 30, 2013	$3,222,899
Changes in carrying amount	0

Balance at July 31, 2013	$3,222,899

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note G - Goodwill and Other Intangible Assets - Continued

Other Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2013 as follows:

Goodwill

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Other intangible assets – Able	—	$375,000	$375,000
Customer relationships – Able	—	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.8	4,690,000	98,982
Backlog	—	22,000	22,000
Trade names	18.8	980,000	57,162
Non-compete agreements	5.8	50,000	8,330
Patents	3.8	400,000	93,338

Total		$8,912,000	$3,049,812

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 9 months of the fiscal year ending April 30:	2014	$247,288
For the fiscal year ended April 30:	2015	428,610
	2016	470,899
	2017	490,010
	2018	435,043
	Thereafter	3,790,338

		$5,862,188

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

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H - Critical Accounting Policies - Continued

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

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second

SigmaTron International, Inc.

July 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note H - Critical Accounting Policies - Continued

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

Income Tax - Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.

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

July 31, 2013

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

July 31, 2013

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2013 and 2012.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The uncertainty associated with the worldwide economy in general, and the United States economy specifically, makes forecasting difficult. The Company has seen signs of a slowdown in demand at the beginning of its second quarter of fiscal 2014. However; the Company has not lost any customers or specific programs. The overall market remains difficult and the Company continues to experience pricing pressures.

On May 31, 2012, the Company acquired certain assets and assumed certain liabilities of Spitfire. Spitfire was a privately held Illinois corporation with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company. Spitfire was an original equipment manufacturer of electronic controls, with a focus on the major appliance (white goods) industry. Although North America was its primary market, Spitfire’s applications can be used worldwide. The Company provided manufacturing solutions for Spitfire since 1994, and was a strategic partner to Spitfire as it developed its OEM electronic controls business.

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

SigmaTron International, Inc.

July 31, 2013

Results of Operations:

Net Sales

Net sales increased for the three month period ended July 31, 2013 to $56,166,061 from $47,629,229 for the three month period ended July 31, 2012. Sales volume increased for the three month period ended July 31, 2013 as compared to the same period in the prior fiscal year in the appliance, consumer electronics and medical/life sciences marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the fitness, telecommunications, gaming, industrial electronics and semiconductor equipment marketplaces. The increase in revenue for the three month period ended July 31, 2013 is a result of sales to customers arising out of the Spitfire acquisition, as well as our existing customers’ increased demand for product and the addition of new customers. The Company has seen signs of a slowdown in demand at the beginning of its second quarter of fiscal year 2014 and anticipates an overall sluggish and volatile economy without sustained growth.

Gross Profit

Gross profit increased during the three month period ended July 31, 2013 to $6,288,408 or 11.2% of net sales, compared to $4,705,898 or 9.9% of net sales for the same period in the prior fiscal year. The increase in gross profit for the three month period ended July 31, 2013 was primarily the result of sales to customers arising out of the Spitfire acquisition, as well as increased sales revenue from our existing customers and the addition of new customers and programs. The Company saw improved performance from the two manufacturing facilities obtained through the Spitfire acquisition due to achieving economies of scale. The Company experienced steady performance from its other operations. During the first quarter of fiscal 2013 the Company incurred one-time expenses of approximately $392,000 in relocation expenses for its Tijuana Mexico operation.

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,855,558 or 8.6% of net sales for the three month period ended July 31, 2013, compared to $4,665,405 or 9.8% of net sales for the same period in the prior fiscal year. The net increase for the three month period ended July 31, 2013 was $190,153. Of the increase noted above, $453,751 was for salaries and other administrative expenses attributable to Spitfire operations. In addition, general insurance and bonus expenses increased by approximately $88,500 for the three month period ended July 31, 2013 compared to the same period in the prior fiscal year. The increase in the foregoing selling and administrative expenses were partially offset by a decrease in legal, accounting, and other professional fee expenses related to the Spitfire acquisition in fiscal 2013.

SigmaTron International, Inc.

July 31, 2013

Interest Expense

Interest expense increased to $213,960 for the three month period ended July 31, 2013 compared to $188,337 for the same period in the prior fiscal year. The increase in interest expense for the three month period ended July 31, 2013 was due to increased borrowings under the Company’s banking arrangements during the quarter. Interest expense for future quarters may increase if interest rates or borrowings, or both, increase.

Taxes

The income tax expense from operations was $272,875 for the three month period ended July 31, 2013 compared to an income tax benefit of $54,700 for the same period in the prior fiscal year. The income tax expense for the three month period ended July 31, 2013 is a result of pre-tax income for the period compared to a pre-tax loss for the quarter ended July 31, 2012. The Company’s effective tax rate was 22% and 37% for the quarter ended July 31, 2013 and 2012, respectively. The decrease in the effective tax rate between periods was driven by a higher level of pre-tax income by foreign subsidiaries, which are subject to lower statutory tax rates.

Net Income/Loss

Net income from operations was $967,464 for the three month period ended July 31, 2013 compared to net loss of $93,144 for the same period in the prior fiscal year. The Company incurred approximately $589,000 of one-time expenses related to the Spitfire acquisition and approximately $392,000 of one-time expenses related to the relocation of its Tijuana Mexican operation during the first quarter of fiscal year 2013. Basic and diluted earnings per share for the first fiscal quarter of 2014 were each $0.24 compared to basic and diluted loss per share of $0.02 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $2,375,341 for the three months ended July 31, 2013, compared to cash flow used in operating activities of $4,741,213 for the same period in the prior fiscal year. During the first three months of fiscal year 2014, cash flow provided by operating activities was primarily the result of net income, the non-cash effects of depreciation and amortization, stock-based compensation expense and an increase of $1,365,181 in trade accounts payable. The increase in accounts payable was due to timing of payments in the ordinary course of business. Net cash provided by operating activities was partially offset by an increase in inventories and accounts receivable. The increase in accounts receivable of $99,385 and inventories of $1,797,940 was primarily related to increased customer orders during the period.

Cash flow used in operating activities was $4,741,213 for the three months ended July 31, 2012. During the first three months of fiscal year 2013, cash flow used in operating activities was primarily the result of an increase in inventory and accounts receivable. The increase in inventory of $1,871,827 was primarily related to the Spitfire acquisition and increased customer orders. The increase in accounts receivable of $5,592,925 was due to increased sales volume from both existing customers and sales to customers due to the Spitfire acquisition. Net cash used in operating activities was partially offset by an increase in accounts payable, the non cash effects of depreciation, amortization, stock compensation and related expenses.

SigmaTron International, Inc.

July 31, 2013

Investing Activities.

During the first three months of fiscal year 2014, the Company purchased approximately $4,900,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $8,500,000 during the balance of fiscal year 2014. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit. The purchases in fiscal year 2014 are to upgrade existing equipment capabilities and to add capacity.

During the first three months of fiscal year 2013, investing activities consisted of purchases of approximately $771,400 in machinery and equipment to be used in the ordinary course of business. The Company received approximately $1,142,600 in cash in conjunction with the Spitfire Transaction.

Financing Activities.

Cash provided by financing activities was $714,835 for the three months ended July 31, 2013, compared to cash provided by financing activities of $5,154,348 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings of $763,208 under the credit facility. The additional borrowings were required to support the purchases of machinery and equipment and the increase inventory.

Cash provided by financing activities was $5,154,348 for the three months ended July 31, 2012. Cash provided by financing activities was primarily the result of increased borrowings of $5,260,111under the credit facility. The additional borrowings were required to support increased inventories, driven by customer demand, accounts payable related to the Spitfire acquisition and an increase in accounts receivable in the ordinary course of business.

Financing Summary

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30 million and an initial term through September 30, 2013. The facility allows the Company to choose among interest rates at which it may borrow funds. The interest rate is the prime rate plus one half percent (effectively, 3.75% at July 31, 2013) or LIBOR plus two and three quarter percent (effectively, 3.0% at July 31, 2013), which is paid monthly. The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities. The Company is required to be in compliance with several financial covenants. In conjunction with the Spitfire acquisition, two of the financial covenants required by terms of the Company’s senior secured credit facility were amended as of May 31, 2012. The Company was in violation of certain of its financial covenants at July 31, 2012 and received a waiver for the financial covenant violations. The Company renegotiated its financial covenants with Wells Fargo during the quarter ended October 31, 2012 and extended the credit facility through October 31, 2014. As of April 30, 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility. At July 31, 2013, the Company was in compliance with its amended financial covenants. As of July 31, 2013, there was a $19,263,208 outstanding balance and $10,736,792 of unused availability under the credit facility.

SigmaTron International, Inc.

July 31, 2013

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of July 31, 2013 was $2,150,014.

In August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At July 31, 2013, $176,072 and $444,039 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at July 31, 2013 of the equipment under each of the lease finance agreement and sale leaseback agreement was $240,817 and $609,388, respectively.

In November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At July 31, 2013, the balance outstanding under the capital lease agreement was $130,331. The net book value of the equipment under this lease at July 31, 2013 was $173,666.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent income recorded for the first quarter of fiscal year 2014 was $4,106. In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

In May 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018. The amount of the deferred rent expense recorded for the first quarter of fiscal year 2014 was $25,197.

In May 31, 2012, the Company completed the acquisition of Spitfire, an OEM of electronic controls, with a focus on the major appliance industry. The acquisition added two manufacturing operations in locations that augment the Company’s footprint and add Spitfire’s design capabilities which allow the Company to offer design service for the first time in specific markets. In conjunction with the Spitfire acquisition, the Company recorded goodwill and other intangible assets of $3,222,899 and $6,142,000, respectively.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars as applicable. The fluctuation of currencies from

SigmaTron International, Inc.

July 31, 2013

time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the period ended July 31, 2013 resulted in a foreign currency gain of approximately $8,000. During the first three months of fiscal year 2014, the Company’s U.S. operations paid approximately $14,464,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanentaly reinvested in these foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $10,000,000.

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

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

SigmaTron International, Inc.

July 31, 2013

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2013, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of July 31, 2013, the Company was not a party to any material legal proceedings.

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

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in the Current Report on Form 8-K filed on June 4, 2012 (the “Report”), the Company agreed to sell a total of 50,000 shares of the Company’s common stock to Gregory Jay Ramsey in connection with the closing of the Spitfire Transaction, which served as partial consideration for the Acquired Assets (as such term is defined in the Report). The information contained in the Report with respect to such sale is incorporated herein by reference. Of the total, 12,500 shares were sold in each of June, 2012 and June, 2013, each in an unregistered sale, in accordance with and under Rule 506 under the Securities Act of 1933, as amended. The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012 and updated on June 17, 2013, which information is incorporated herein by reference. The remaining shares will vest and be sold in two additional installments of 12,500 shares each, on May 31, 2014 and May 31, 2015, and no event will accelerate the vesting thereof. The unvested shares may be forfeited in limited circumstances, as described in the Report.

The Company hired Peter Sognefest as an employee in connection with the Spitfire Transaction and agreed to sell a total of 25,000 shares of the Company’s common stock to Mr. Sognefest in connection with Mr. Sognefest’s hiring, and in partial consideration for his services rendered and to be rendered to the Company as an employee. Of the total, 8,333 shares were sold in each of June, 2012 and June,

SigmaTron International, Inc.

July 31, 2013

2013, each in an unregistered sale, in accordance with and under Rule 506 under the Securities Act of 1933, as amended. The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012 and updated on June 17, 2013 which information is incorporated herein by reference. The remaining shares will vest and be sold in one final installment of 8,333 shares on May 31, 2014, and no event will accelerate the vesting thereof. The unvested shares may be forfeited in limited circumstances, including but not limited to the termination of Mr. Sognefest’s employment for cause.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.4	Eighth Amendment to Amended and Restated Credit Agreement between SigmaTron International, Inc., and Wells Fargo Bank, National Association, dated April 30, 2013.

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Scheme Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

SigmaTron International, Inc.

July 31, 2013

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SigmaTron International, Inc.

July 31, 2013

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 12, 2013
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 12, 2013
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)