Form 10-Q
period 2013-10-31
SIGMATRON INTERNATIONAL INC
filed 2013-12-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 13, 2013: 3,961,232

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	October 31,
	2013	April 30,
	(Unaudited)	2013

Current assets:
Cash	$5,076,820	$4,607,731
Accounts receivable, less allowance for doubtful accounts of $150,000 at October 31, 2013 and April 30, 2013	18,880,069	19,421,252
Inventories, net	50,487,435	50,644,741
Prepaid expenses and other assets	1,821,846	1,882,680
Refundable income taxes	—	228,026
Deferred income taxes	1,667,838	1,630,809
Other receivables	390,305	524,268

Total current assets	78,324,313	78,939,507

Property, machinery and equipment, net	32,523,164	28,567,052

Intangible assets, net of amortization of $3,136,290 and $2,962,566 at October 31, 2013 and April 30, 2013	$5,775,710	$5,949,434
Goodwill	3,222,899	3,222,899
Other assets	758,907	910,025

Total other long-term assets	9,757,516	10,082,358

Total assets	$120,604,993	$117,588,917

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$27,502,540	$31,347,354
Accrued expenses	2,315,950	2,486,819
Accrued wages	3,881,720	3,633,900
Income taxes payable	234,346	—
Current portion of long-term debt	150,996	99,996
Current portion of capital lease obligations	657,698	229,661
Current portion of contingent consideration	331,429	331,429

Total current liabilities	35,074,679	38,129,159

Long-term debt, less current portion	23,249,019	20,575,017
Capital lease obligations, less current portion	2,275,385	577,221
Contingent consideration, less current portion	1,663,571	1,793,571
Other long-term liabilities	484,859	487,236
Deferred rent	1,138,454	1,096,272
Deferred income taxes	2,920,339	2,946,710

Total long-term liabilities	31,731,627	27,476,027

Total liabilities	66,806,306	65,605,186

Commitments and contingencies:

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 3,961,232 and 3,940,402 shares issued and outstanding at October 31, 2013 and April 30, 2013	39,779	39,779
Capital in excess of par value	20,423,846	20,361,012
Retained earnings	33,335,062	31,582,940

Total stockholders’ equity	53,798,687	51,983,731

Total liabilities and stockholders’ equity	$120,604,993	$117,588,917

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements Of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$56,577,287	$52,729,395	$112,743,348	$100,358,624
Cost of products sold	50,581,151	47,326,225	100,458,804	90,249,556

Gross profit	5,996,136	5,403,170	12,284,544	10,109,068

Selling and administrative expenses	4,839,754	4,679,755	9,695,312	9,345,160

Operating income	1,156,382	723,415	2,589,232	763,908

Other (expense) income	(29,523)	8,255	(50,973)	8,255
Interest expense	236,094	208,615	450,054	396,952

Income from operations before income tax expense	949,811	506,545	2,190,151	358,701

Income tax expense (benefit)	165,157	23,711	438,030	(30,989)

Net income	$784,654	$482,834	$1,752,121	$389,690

Earnings per share - basic	$0.20	$0.12	$0.44	$0.10

Earnings per share - diluted	$0.19	$0.12	$0.43	$0.10

Weighted average shares of common stock outstanding
Basic	3,961,232	3,930,402	3,961,232	3,926,440

Weighted average shares of common stock outstanding
Diluted	4,037,627	4,002,264	4,028,681	3,989,180

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended October 31, 2013 (Unaudited)	Six Months Ended October 31, 2012 (Unaudited)

Operating activities:
Net income	$1,752,121	$389,690

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,386,867	2,221,992
Stock-based compensation	54,236	135,838
Restricted stock expense	8,599	38,907
Deferred income taxes	(37,029)	(3,276)
Amortization of intangibles	173,724	133,415
Loss from disposal or sale of machinery and equipment	1,675	—
Tender offer - stock options	300,410	—

Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	541,183	(4,560,840)
Inventories	157,306	(3,512,547)
Prepaid expenses and other assets	345,915	(213,848)
Refundable Income taxes	228,026	(149,751)
Trade accounts payable	(3,844,814)	4,968,907
Deferred rent	42,182	280,280
Accrued expenses and wages	178,920	280,657
Income taxes payable	(26,371)	—

Net cash provided by operating activities	2,262,950	9,424

Investing activities:
Purchases of machinery and equipment	(6,344,654)	(2,044,055)
Cash received in conjunction with acquisition	—	1,142,597

Net cash used in investing activities	(6,344,654)	(901,458)

Financing activities:
Payment of tendered stock options	(300,410)	—
Proceeds under sale lease back agreement	2,281,354	—
Payments under capital lease obligations	(155,153)	(108,482)
Payments under other notes payable	—	(26,832)
Net proceeds under lines of credit	1,500,000	4,000,000
Proceeds under building notes payable	1,275,000	—
Payments under building notes payable	(49,998)	(49,998)

Net cash provided by financing activities	4,550,793	3,814,688

Change in cash	469,089	2,922,654
Cash at beginning of period	4,607,731	4,668,931

Cash at end of period	$5,076,820	$7,591,585

Supplementary disclosures of cash flow information
Cash paid for interest	$211,843	$385,336
Cash paid for income taxes	—	24,310
Cash refunded for income taxes	(52,437)	—

Non-Cash Transaction - Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R trade forgiven	—	$15,312,904
SigmaTron International, Inc. foreign A/R trade forgiven	—	1,142,392
Contingent consideration	—	2,320,000
Issuance of restricted stock	—	169,011

Total Cost of Acquisition	—	$18,944,307

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2013

Notes to Consolidated Financial Statements

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (“SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire Control, Inc. (“Spitfire”). Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam. Both manufacturing sites were among the assets acquired by the Company.

Certain reclassifications have been made to the previously reported financial statements in order to conform to the current period presentation.

Note B - Inventories

The components of inventory consist of the following:

	October 31,	April 30,
	2013	2013

Finished products	$20,944,692	$13,167,117
Work-in-process	2,734,099	2,959,144
Raw materials	28,561,113	36,288,580

	52,239,904	52,414,841
Less obsolescence reserve	1,752,469	1,770,100

	$50,487,435	$50,644,741

SigmaTron International, Inc.

October 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Net income	$784,654	$482,834	$1,752,121	$389,690

Weighted-average shares
Basic	3,961,232	3,930,402	3,961,232	3,926,440
Effect of dilutive stock options	76,395	71,862	67,449	62,740

Diluted	4,037,627	4,002,264	4,028,681	3,989,180

Basic earnings per share	$0.20	$0.12	$0.44	$0.10

Diluted earnings per share	$0.19	$0.12	$0.43	$0.10

Options to purchase 145,142 and 525,192 shares of common stock were outstanding at October 31, 2013 and 2012, respectively (see Note I). There were no options granted during the quarters ended October 31, 2013 and 2012. The Company recognized approximately $18,185 and $32,160 in stock option expense during the quarters ended October 31, 2013 and 2012, respectively. The Company recognized approximately $47,500 and $125,000 in stock option expense for the six months ended October 31, 2013 and 2012, respectively. The balance of unrecognized compensation cost related to the Company’s stock options plans was approximately $95,600 and $134,000 at October 31, 2013 and 2012, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,333 vested in June 2012 and 8,333 vested in June 2013. The Company recognized approximately $3,400 and $10,900 in compensation expense during the quarter ended October 31, 2013 and October 31, 2012, respectively. The Company recognized approximately $8,600 and $49,800 in compensation expense for the six months ended October 31, 2013 and 2012, respectively. The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $8,500 and $39,000 at October 31, 2013 and 2012, respectively.

During the quarter ended July 31, 2012, the Company issued 50,000 shares of restricted stock as additional consideration in conjunction with the May 31, 2012 Spitfire acquisition.

On October 1, 2013, the Company granted 1,500 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan. A total of 7,500 restricted shares were granted and the shares vest in six months from the date of grant. The Company recognized approximately $6,800 in compensation expense for the quarter ended October 31, 2013. The balance of unrecognized compensation expense related to the 7,500 shares of restricted stock was approximately $32,900 at October 31, 2013.

SigmaTron International, Inc.

October 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and an initial term through September 30, 2013. The facility allows the Company to choose among interest rates at which it may borrow funds. The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities. The Company is required to be in compliance with several financial covenants. During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility. The facility was revised to extend the term of the agreement to October 31, 2015, amend its capital expenditure covenant, terminate the unused line fee and reduced its borrowing interest rates. The facility allows the Company to choose among interest rates at which it may borrow funds. The interest rate is prime rate (effective, 3.25% at October 31, 2013) or LIBOR plus two and a half percent (effectively, 2.75% at October 31, 2013), which is paid monthly. At October 31, 2013, the Company was in compliance with its amended financial covenants. As of October 31, 2013, there was a $20,000,000 outstanding balance and $10,000,000 of unused availability under the credit facility agreement.

Note E - Tijuana, MX Operation Move

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $424,000 in relocation expenses during the first quarter of fiscal 2013 as a result of the move. Approximately $399,000 of the relocation expenses were included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility. Of the total relocation expenses, approximately $25,000 was recorded in selling and administrative expenses.

SigmaTron International, Inc.

October 31, 2013

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

SigmaTron International, Inc.

October 31, 2013

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

October 31, 2013

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

The Company’s estimate of the fair value of the contingent consideration ($2,320,000 as of the acquisition date) was based on expected operating results of the Business through fiscal 2019 and the specific terms of when such consideration would be earned. Those terms provide for additional consideration to be paid to Seller or its owner based on a percentage of sales and pre-tax profits over those years in excess of certain minimums. The Company discounted expected payments by its weighted average cost of capital of 11.5%. Payments are to be made quarterly each year and adjusted after each year end audit. The Company made four quarterly payments of $65,000 each in fiscal 2013 and one quarterly payment of $65,000 in fiscal 2014. As of April 30, 2013, the Company had not changed its estimated aggregate consideration expected to be earned under this arrangement. Any changes in the Company’s estimate will be reflected as a change in the contingent consideration liability and as an adjustment to selling and administrative expenses, as well as changes in the current fair value caused by the continual decrease in the discount period between the current balance sheet date and the estimated payout dates. Such fair value changes were not material during fiscal 2013 or during the first six months of fiscal 2014. The value of the 50,000 shares of restricted stock issued as part of the purchase price was $169,011 based on the trading price of the Company’s common stock on the acquisition date discounted by 15% to account for the restrictions associated with that issuance.

SigmaTron International, Inc.

October 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note F - Acquisition - Continued

Spitfire Control, Inc.

Accounting - Continued

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire and instead began selling directly to Spitfire’s former customers.

Pro Forma Results

The results of the Business for the period June 1, 2012 through October 31, 2012 have been included in our consolidated financial statements for the six month period ended October 31, 2012, which included sales of $11,278,681 and a net loss of $1,456,117.

While the results of Spitfire have been included in the condensed consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma condensed combined results of operations for the three and six month periods ended October 31, 2012 are based on the historical financial statements of the Company and Spitfire giving effect to the business combination as if it had occurred on May 1, 2012. Therefore, this pro forma data includes adjustments to sales, amortization, depreciation, compensation expense and tax expense. This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred on May 1, 2012. Moreover, this data is not intended to be indicative of future results of operations.

Six Months Ended
October 31,
2012

Net sales	$101,138,686
Net income	554,342
Income per share:
Basic	$0.14
Diluted	$0.14

SigmaTron International, Inc.

October 31, 2013

Notes to Consolidated Financial Statements - Continued

(Unaudited)

Note G - Goodwill and Other Intangible Assets

Goodwill

The change in carrying amount of goodwill for the three months ended October 31, 2013, are as follows:

Total

Balance at April 30, 2013	$3,222,899
Changes in carrying amount	—

Balance at October 31, 2013	$3,222,899

Other Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2013 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization

Other intangible assets – Able	—	$375,000	$375,000
Customer relationships – Able	—	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.5	4,690,000	151,425
Backlog	—	22,000	22,000
Trade names	18.5	980,000	69,411
Non-compete agreements	5.5	50,000	10,115
Patents	3.5	400,000	113,339

Total		$8,912,000	$3,136,290

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 6 months of the fiscal year ending April 30:	2014	$172,956
For the fiscal year ended April 30:	2015	428,610
	2016	470,899
	2017	490,010
	2018	435,043
	Thereafter	3,778,192

		$5,775,710

SigmaTron International, Inc.

October 31, 2013

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

October 31, 2013

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

SigmaTron International, Inc.

October 31, 2013

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

Note I - Tender Offer

The Company offered to purchase 395,190 Eligible Options (as defined below) from Eligible Holders (as defined below) upon the terms stated in Schedule TO (“TO”) filed with the SEC on October 1, 2013. The stock options subject to the TO are those options to purchase SGMA common stock which have not expired or terminated prior to the Expiration Time (as defined below) having the grant dates and exercise prices set forth in the TO (the “Eligible Options”). Eligible Options, all of which are fully vested, were granted under the following Company stock option plans: 1993 Stock Option Plan, 2004 Employee Stock Option Plan, 2000 Directors’ Stock Option Plan and 2004 Directors’ Stock Option Plan.

“Eligible Holders” were: (a) those current or former employees, including all officers, who hold Eligible Options as of the Expiration Time; and (b) all current or former directors of the Company who hold Eligible Options as of the Expiration Time. “Expiration Time” means 11:59 p.m., Eastern Time, on October 29, 2013.

The Company offered to pay a cash amount ranging from $0.18 to $1.35 per Eligible Option, totaling up to $301,500, as specifically set forth in the TO. Each Eligible Holder who participated in the TO received cash payment (subject to tax and other withholding for employees) for each properly tendered Eligible Option promptly following the Expiration Time.

The Company made this offer subject to the terms and conditions stated in the TO and 394,200 Eligible Options were tendered and purchased for a total cash payment of $300,410.

SigmaTron International, Inc.

October 31, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from our customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth, including its integration of the Spitfire operation acquired in May 2012. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

SigmaTron International, Inc.

October 31, 2013

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales than consignment orders due to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended October 31, 2013 and 2012.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The economy remains volatile, the cost of doing business is increasing and long-term planning is difficult. The Company believes there could be a shift in demand for product as customers try to manage their inventory for calendar 2013 year end. Pricing pressures continue from both customers and suppliers and the Company plans to continue managing its expenses conservatively. At the same time the Company continues to leverage the assets from the Spitfire transaction and believes it is well positioned to handle the challenges.

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

SigmaTron International, Inc.

October 31, 2013

During the first quarter of fiscal year 2013, the Company relocated its Tijuana, MX operation to a new facility within Tijuana, MX. The Company incurred a total of approximately $424,000 in relocation expenses during the first quarter of fiscal 2013 as a result of the move. Approximately $399,000 of the relocation expenses were included in cost of products sold and consist primarily of moving expenses related to equipment, the write-off of leasehold improvements and the restoration of the prior Tijuana facility. Of the total relocation expenses, approximately $25,000 was recorded in selling and administrative expenses.

Results of Operations:

Net Sales

Net sales increased for the three month period ended October 31, 2013 to $56,577,287 from $52,729,395 for the three month period ended October 31, 2012. Net sales increased for the six month period ended October 31, 2013 to $112,743,348 from $100,358,624 for the same period in the prior fiscal year. Sales volume increased for the three and six month periods ended October 31, 2013 as compared to the same period in the prior fiscal year in the appliance, consumer electronics and medical/life sciences marketplaces. The increase in sales for these marketplaces was partially offset by a decrease in sales in the industrial electronics, fitness, semiconductor equipment, telecommunications and gaming marketplaces. The increase in revenue for the three and six month periods ended October 31, 2013 is a result of sales to new customers and new programs that had previously been delayed. The Company is hopeful the momentum will continue and it has several new opportunities that it believes will support growth in fiscal 2015. The Company is considering modest expansions at several of its offshore facilities during the balance of fiscal 2014.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings. The economy remains volatile, the cost of doing business is increasing and long-term planning is difficult. The Company believes there could be a shift in demand for product as customers try to manage their inventory for calendar 2013 year end. Pricing pressures continue from both customers and suppliers and the Company plans to continue managing its expenses conservatively. At the same time the Company continues to leverage the assets from the Spitfire transaction and believes it is well positioned to handle the challenges.

Gross Profit

Gross profit increased during the three month period ended October 31, 2013 to $5,996,136 or 10.5% of net sales, compared to $5,403,170 or 10.2% of net sales for the same period in the prior fiscal year. Gross profit increased for the six month period ended October 31, 2013 to $12,284,544 or 10.9 % of net sales, compared to $10,109,068 or 10.1% of net sales for the same period in the prior fiscal year. The increase in gross profit for the three and six month periods ended October 31, 2013 was primarily the result of sales to existing customers, new customers, new programs and product mix. The increase in gross profit for the six month period ended October 31, 2013 was partially offset by foreign currency loss of $87,845.

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,839,754 or 8.6% of net sales for the three month period ended October 31, 2013, compared to $4,679,755 or 8.9% of net sales for the same period in

SigmaTron International, Inc.

October 31, 2013

the prior fiscal year. The net increase for the three month period ended October 31, 2013 was approximately $160,000. Bonus expense, legal fees and one-time expenses related to the Company’s October 2013 Tender Offer (See Note I) accounted for approximately $208,000 in additional selling and administrative expense for the quarter ended October 31, 2013. The increase in the foregoing selling and administrative expenses were partially offset by a decrease in sales salaries, commissions and other professional fees. Selling and administrative expenses increased to $9,695,312 or 8.6% of net sales for the six month period ended October 31, 2013 compared to $9,345,160, or 9.3% of net sales for the same period in the prior fiscal year. The increases for the six month period ended October 31, 2013 was primarily from salaries and other administrative expenses as a result of the Spitfire Transaction in the amount of $515,245. Other increases in selling and administrative expenses for the six month period ended October 31, 2013, were due to bonus expense and accounting salaries. The increases in the foregoing selling and administrative expenses were partially offset by a decrease in legal and accounting fees.

Interest Expense

Interest expense increased to $236,094 for the three month period ended October 31, 2013 compared to $208,615 for the same period in the prior fiscal year. Interest expense for the six month period ended October 31, 2013 was $450,054 compared to $396,952 for the same period in the prior fiscal year. The increase in interest expense for the three and six month periods ended October 31, 2013 was due to increased borrowings under the Company’s banking arrangements during the quarter ended October 31, 2013 and additional capital lease obligations. Interest expense for future quarters may increase if interest rates or borrowings, or both, were to increase.

Taxes

Income tax expense from operations was $165,157 for the three month period ended October 31, 2013 compared to an income tax expense of $23,711 for the same period in the prior fiscal year. The income tax expense from operations was $438,030 for the six month period ended October 31, 2013 compared to income tax benefit of $30,989 for the same period in the prior year. Income tax expense increased for the three and six month period ended October 31, 2013 compared to the same period in the prior year as a result of a pre-tax loss for the US operations in fiscal 2013 created by the Spitfire acquisition. The US statutory tax rate applied to the pre-tax US loss created a tax benefit in fiscal 2013, which was partially offset by income tax expense from the Company’s foreign jurisdictions that have lower effective tax rates than in the US.

Net Income

Net income from operations increased to $784,654 for the three month period ended October 31, 2013 compared to $482,834 for the same period in the prior fiscal year. Net income from operations increased to $1,752,121 for the six month period ended October 31, 2013 compared to $389,690 for the same period in the prior fiscal year. Basic and diluted earnings per share for the second fiscal quarter of 2014 were $0.20 and $0.19 respectively, compared to basic and diluted earnings per share of $0.12 for the same period in the prior fiscal year. Basic and diluted earnings per share for the six month period ended October 31, 2013 were each $0.44 and $0.43, respectively, compared to basic and diluted earnings per share of $0.10 for the same period in the prior fiscal year.

SigmaTron International, Inc.

October 31, 2013

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $2,262,950 for the six months ended October 31, 2013, compared to cash flow provided by operating activities of $9,424 for the same period in the prior fiscal year. During the first six months of fiscal year 2014, cash flow provided by operating activities was primarily the result of net income, exclusive of depreciation and amortization, stock-based compensation expense and a decrease of $541,183 in accounts receivable. Net cash provided by operating activities was partially offset by a decrease in accounts payable. The decrease in accounts payable of $3,844,814 was due to timing of payments to vendors in the ordinary course of business.

Cash flow provided by operating activities was $9,424 for the six months ended October 31, 2012. During the first six months of fiscal year 2013, cash flow provided by operating activities was primarily due to net income exclusive of depreciation, amortization, stock-based compensation, and an increase in accounts payable and stock compensation related expenses. Net cash provided by operations was partially offset by an increase in accounts receivable and inventories. The increase in accounts receivable of $4,560,840 and inventory of $3,512,547 was primarily related to the Spitfire acquisition.

Investing Activities.

During the first six months of fiscal year 2014, the Company purchased approximately $6,345,000 in machinery and equipment to be used in the ordinary course of business. The Company expects to make additional machinery and equipment purchases of approximately $7,000,000 during the balance of fiscal year 2014. The Company anticipates the purchases will be funded by lease transactions and its bank line of credit. The purchases in fiscal year 2014 are to upgrade existing equipment capabilities and to add capacity.

During the first six months of fiscal year 2013, investing activities consisted of purchases of approximately $2,045,000 in machinery and equipment to be used in the ordinary course of business. The Company received approximately $1,142,600 in cash in conjunction with the Spitfire Transaction.

Financing Activities.

Cash provided by financing activities was $4,550,793 for the six months ended October 31, 2013, compared to cash provided by financing activities of $3,814,688 for the same period in the prior fiscal year. Cash provided by financing activities was primarily the result of increased borrowings under the credit facility, a sales leaseback transaction for machinery and equipment and obtaining a mortgage of the Company’s facility in Elgin, Illinois.

Cash provided by financing activities was $3,814,688 for the six months ended October 31, 2012. Cash provided by financing activities was primarily the result of increased borrowings of $4,000,000 under the credit facility. The additional borrowings were required to support the increase in accounts receivable and inventory.

SigmaTron International, Inc.

October 31, 2013

Financing Summary

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and an initial term through September 30, 2013. The facility allows the Company to choose among interest rates at which it may borrow funds. The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities. The Company is required to be in compliance with several financial covenants. During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility. The facility was revised to extend the term of the agreement to October 31, 2015, amend its capital expenditure covenant, terminate the unused line fee and reduced its borrowing interest rates. The facility allows the Company to choose among interest rates at which it may borrow funds. The interest rate is prime rate (effective, 3.25% at October 31, 2013) or LIBOR plus two and a half percent (effectively, 2.75% at October 31, 2013), which is paid monthly. At October 31, 2013, the Company was in compliance with its amended financial covenants. As of October 31, 2013, there was a $20,000,000 outstanding balance and $10,000,000 of unused availability under the credit facility agreement.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility. The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility. The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period. A final payment of approximately $2,000,000 is due on or before January 8, 2015. The outstanding balance as of October 31, 2013 was $2,125,000.

In August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582. The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%. The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%. At October 31, 2013, $163,046 and $409,273 was outstanding under the lease finance and sale leaseback agreements, respectively. The net book value at October 31, 2013 of the equipment under each of the lease finance agreement and sale leaseback agreement was $234,249 and $591,985, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021. The amount of the deferred rent income recorded in fiscal year 2014 was $8,212. In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216. The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%. At October 31, 2013, the balance outstanding under the capital lease agreement was $121,037. The net book value of the equipment under this lease at October 31, 2013 was $168,953.

SigmaTron International, Inc.

October 31, 2013

In May 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space. Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018. The amount of the deferred rent expense recorded in fiscal year 2014 was $50,394.

In May 2012, the Company completed the acquisition of Spitfire, an OEM of electronic controls, with a focus on the major appliance industry. The acquisition added two manufacturing operations in locations that augment the Company’s footprint and add Spitfire’s design capabilities which allow the Company to offer design service for the first time in specific markets. In conjunction with the Spitfire acquisition, the Company recorded goodwill and other intangible assets of $3,222,899 and $6,142,000, respectively.

On October 3, 2013, the Company entered into two sale leaseback agreements with Associated Bank, National Association to finance equipment purchased in June 2012 in the amount of $2,281,355. The term of the first agreement, with an initial principal amount of $2,201,638, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%. The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%. At October 31, 2013, $2,161,465 and $78,262 was outstanding under the first and second agreements, respectively. The net book value at October 31, 2013 of the equipment under each of the two agreements was $2,011,015 and $71,413, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois. The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250 and bears interest at a fixed rate of 4.5% per year and is amortized over a sixty month period. A final payment of approximately $1,030,000 is due on or before October 2018. The outstanding balance as of October 31, 2013 was $1,275,000.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office. The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars as applicable. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuation for the six month period ended October 31, 2013 resulted in a foreign currency loss of approximately $88,000. During the first six months of fiscal year 2014, the Company’s U.S. operations paid approximately $28,195,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $14,000,000.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures for the next twelve

SigmaTron International, Inc.

October 31, 2013

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

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended October 31, 2013, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

SigmaTron International, Inc.

October 31, 2013

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of October 31, 2013, the Company was not a party to any material legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.18	Mortgage and Assignment of Rents and Leases executed as of October 24, 2013, by SigmaTron International, Inc., to Wells Fargo Bank, National Association.

10.19	Second Amended and Restated Credit Agreement entered into as of October 24, 2013, by and between SigmaTron International, Inc., and Wells Fargo Bank, National Association.

10.20	Master Lease Agreement # 2170 entered into between Associated Bank, National Association, a national banking association and SigmaTron International, Inc., dated October 3, 2013.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SigmaTron International, Inc.

October 31, 2013

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

October 31, 2013

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 13, 2013
Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 13, 2013
Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)