Form 10-Q
period 2014-01-31
SIGMATRON INTERNATIONAL INC
filed 2014-03-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

SigmaTron International, Inc.

January 31, 2014

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March  13,  2014:  3,983,107

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	January 31,
	2014	April 30,
	(Unaudited)	2013

Current assets:
Cash	$3,879,181	$4,607,731
Accounts receivable, less allowance for doubtful
accounts of $150,000 at January 31, 2014
and April 30, 2013	19,675,393	19,421,252
Inventories, net	56,192,478	50,644,741
Prepaid expenses and other assets	1,671,113	1,882,680
Refundable income taxes	-	228,026
Deferred income taxes	1,983,119	1,630,809
Other receivables	79,940	524,268

Total current assets	83,481,224	78,939,507

Property, machinery and equipment, net	32,792,293	28,567,052

Intangible assets, net of amortization of $3,222,768
and $2,962,566 at January 31, 2014 and April 30, 2013	5,689,232	5,949,434
Goodwill	3,222,899	3,222,899
Other assets	783,171	910,025

Total other long-term assets	9,695,302	10,082,358

Total assets	$125,968,819	$117,588,917

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$30,156,167	$31,347,354
Accrued taxes	127,433	-
Accrued wages	3,154,222	3,633,900
Accrued expenses	2,199,033	2,486,819
Current portion of long-term debt	150,996	99,996
Current portion of capital lease obligations	664,358	229,661
Current portion of contingent consideration	331,429	331,429

Total current liabilities	36,783,638	38,129,159

Long-term debt, less current portion	26,864,551	20,575,017
Capital lease obligations, less current portion	2,106,777	577,221
Contingent consideration, less current portion	1,598,571	1,793,571
Other long-term liabilities	507,219	487,236
Deferred rent	1,158,277	1,096,272
Deferred income taxes	2,299,853	2,946,710

Total long-term liabilities	34,535,248	27,476,027

Total liabilities	71,318,886	65,605,186

Commitments and contingencies:

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 3,979,332 and 3,940,402 shares issued
and outstanding at January 31, 2014 and April 30, 2013	39,960	39,779
Capital in excess of par value	20,531,120	20,361,012
Retained earnings	34,078,853	31,582,940

Total stockholders' equity	54,649,933	51,983,731

Total liabilities and stockholders' equity	$125,968,819	$117,588,917

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$54,175,196	$46,758,568	$166,918,544	$147,117,192
Cost of products sold	49,357,816	42,636,191	149,816,620	132,885,747

Gross profit	4,817,380	4,122,377	17,101,924	14,231,445

Selling and administrative expenses	4,725,540	4,380,524	14,420,852	13,725,684

Operating income (loss)	91,840	(258,147)	2,681,072	505,761

Other income	(35,076)	-	(86,048)	(500)
Interest expense	257,098	220,977	707,152	626,684
(Loss) income from operations before income tax expense	(130,182)	(479,124)	2,059,968	(120,423)

Income tax benefit	(873,976)	(262,348)	(435,944)	(293,337)

Net income (loss)	$743,794	$(216,776)	$2,495,912	$172,914

Earnings (loss) per share - basic	$0.19	$(0.06)	$0.63	$0.04

Earnings (loss) per share - diluted	$0.18	$(0.06)	$0.62	$0.04

Weighted average shares of common stock outstanding
Basic	3,966,814	3,930,402	3,963,093	3,927,761

Weighted average shares of common stock outstanding
Diluted	4,088,695	3,930,402	4,055,898	3,995,678

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements Of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2014	2013
	(Unaudited)	(Unaudited)

Operating activities:
Net income	$2,495,912	$172,914

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization	3,602,726	3,279,940
Stock-based compensation	73,115	157,142
Restricted stock expense	32,016	60,625
Deferred income taxes	(999,167)	11,024
Amortization of intangibles	260,202	206,453
Loss from disposal or sale of machinery and equipment	29,725	378
Tender offer - stock options	300,410	-

Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	(254,141)	(2,781,759)
Inventories	(5,547,737)	(2,616,116)
Prepaid expenses and other assets	782,749	(793,009)
Refundable Income taxes	228,026	(688,950)
Trade accounts payable	(1,191,187)	2,003,224
Deferred rent	62,005	336,968
Accrued expenses and wages	(942,481)	(269,967)
Income taxes payable	127,433	-

Net cash used in operating activities	(940,394)	(921,133)

Investing activities:
Purchases of machinery and equipment	(7,857,691)	(4,808,626)
Cash received in conjunction with acquisition	-	1,142,597

Net cash used in investing activities	(7,857,691)	(3,666,029)

Financing activities:
Proceeds from the issuance of common stock	65,158	-
Payment of tendered stock options	(300,410)	-
Proceeds under sale lease back agreement	2,281,354	-
Payments under capital lease obligations	(404,848)	(238,651)
Payments under notes payable agreements	-	(26,832)
Net proceeds under lines of credit	5,153,281	4,450,869
Proceeds from issuance of notes payable	1,275,000	-

Net cash provided by financing activities	8,069,535	4,185,386

Change in cash	(728,550)	(401,776)
Cash at beginning of period	4,607,731	4,668,931

Cash at end of period	$3,879,181	$4,267,155

Supplementary disclosures of cash flow information
Cash paid for interest	$639,629	$594,405
Cash paid for income taxes	4,200	24,310
Cash refunded for income taxes	212,436	-
Purchase of machinery and equipment financed under capital leases	2,281,354	-

Non-Cash Transaction - Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R trade forgiven	-	15,312,904
SigmaTron International, Inc. foreign A/R trade forgiven	-	1,142,392
Contingent consideration	-	2,320,000
Issuance of restricted stock	-	169,011
Total Cost of Acquisition	$-	$18,944,307

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2014

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.

On May 31, 2012, SigmaTron acquired certain assets and assumed certain liabilities of Spitfire Control, Inc. (“Spitfire”).  Spitfire was a privately held Illinois corporation headquartered in Carpentersville, Illinois with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam.  Both manufacturing sites were among the assets acquired by the Company.

Certain reclassifications have been made to the previously reported financial statements in order to conform to the current period presentation.

Note B - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2014	2013

Finished products	$17,130,040	$13,167,117
Work-in-process	2,999,909	2,959,144
Raw materials	37,814,998	36,288,580
	57,944,947	52,414,841
Less obsolescence reserve	1,752,469	1,770,100
	$56,192,478	$50,644,741

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Net income (loss)	$743,794	$(216,776)	$2,495,912	$172,914
Weighted-average shares
Basic	3,966,814	3,930,402	3,963,093	3,927,761
Effect of dilutive stock options	121,881	-	92,805	67,917

Diluted	4,088,695	3,930,402	4,055,898	3,995,678

Basic earnings (loss) per share	$0.19	$(0.06)	$0.63	$0.04

Diluted earnings (loss) per share	$0.18	$(0.06)	$0.62	$0.04

Options to purchase 127,042 and 525,192 shares of common stock were outstanding at January 31, 2014 and 2013, respectively.  There were no options granted during the quarters ended January 31, 2014 and 2013.  The Company recognized approximately $18,885 and $32,160 in stock option expense for the three month period ended January 31, 2014 and 2013, respectively.  The Company recognized approximately $66,400 and $157,000 in stock option expense for the nine month period ended January 31, 2014 and 2013, respectively.  The balance of unrecognized compensation cost related to the Company’s stock option plans was approximately $76,700 and $103,000 at January 31, 2014 and 2013, respectively.

The Company offered to purchase 395,190 Eligible Options (as defined below) from  Eligible Holders (as defined below) upon the terms  stated in Schedule TO (“TO”) filed with the SEC on October 1, 2013.  The stock options subject to the TO were those options to purchase SGMA common stock which had not expired or terminated prior to the Expiration Time (as defined below) having the grant dates and exercise prices set forth in the TO (the “Eligible Options”).  Eligible Options, all of which were fully vested, were granted under the following Company stock option plans: 1993 Stock Option Plan, 2004 Employee Stock Option Plan, 2000 Directors’ Stock Option Plan and 2004 Directors’ Stock Option Plan.

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

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings (loss) Per Share - Continued

The Company made this offer subject to the terms and conditions stated in the TO and 394,200 Eligible Options were tendered and purchased for a total cash payment of $300,410.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,333 vested in June 2012 and 8,333 vested in June 2013.  The Company recognized approximately $3,400 and $10,900 in compensation expense for the three month period ended January 31, 2014 and 2013, respectively.  The Company recognized approximately $12,000 and $61,000 in compensation expense for the nine month period ended January 31, 2014 and 2013, respectively.  There was no issuance of restricted stock during the quarters ended January 31, 2014 and 2013.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $5,100 and $28,000 at January 31, 2014 and 2013, respectively.

During the quarter ended July 31, 2012, the Company issued 50,000 shares of restricted stock as additional consideration in conjunction with the May 31, 2012 Spitfire acquisition.

On October 1, 2013, the Company granted 1,500 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 7,500 restricted shares were granted and the shares vest in six months from the date of grant.  The Company recognized approximately $20,000 in compensation expense for the quarter ended January 31, 2014.  The balance of unrecognized compensation expense related to the 7,500 shares of restricted stock was approximately $12,900 at January 31, 2014.

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and an initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  In conjunction with Spitfire acquisition, two of the financial covenants required by terms of the senior secured credit facility were amended as of May 31, 2012.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015, amend its capital expenditure covenant, terminate the unused line fee and reduced its borrowing interest rates.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is prime rate (effective, 3.25% at January 31, 2014) or LIBOR plus two and a one half percent (effectively,  2.75% at January 31, 2014), which is paid monthly.  At January 31, 2014, the Company was in compliance with its amended financial covenants.  As of January 31, 2014, there was a $23,653,281 outstanding balance and $6,346,719 of unused availability under the credit facility agreement.

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

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

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

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

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

Reasons for the Transaction

The Company believes its acquisition of the Business allows a comprehensive approach to solving major appliance producers’ issues with integrating electronics into their platforms.  The acquisition also added two manufacturing operations in locations that the Company believes augmented the Company’s international footprint.  In addition, the acquisition of the Business allows the Company to offer design services for the first time in specific markets.  In conjunction with the acquisition, professional fees incurred during fiscal 2013 and 2012, were $803,006 and $530,565, respectively.  The professional fees were recorded as selling and administrative expenses.

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

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

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

The Company’s estimate of the fair value of the contingent consideration ($2,320,000 as of the acquisition date) was based on expected operating results of the Business through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid to Seller or its owner based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  The Company discounted expected payments by its weighted average cost of capital of 11.5%.  Payments are to be made quarterly each year and adjusted after each year end audit.  The Company made four quarterly payments of $65,000 each in fiscal 2013 and two quarterly payments of $65,000 each in fiscal 2014.  As of April 30, 2013, the Company had not changed its estimated aggregate consideration expected to be earned under this arrangement.  Any changes in the Company’s estimate will be reflected as a change in the contingent consideration liability and as an adjustment to selling and administrative expenses, as well as changes in the current fair value caused by the continual decrease in the discount period between the current balance sheet date and the estimated payout dates.  Such fair value changes were not material during fiscal 2013 or during the first nine months of fiscal 2014.  The value of the 50,000 shares of restricted stock issued as part of the purchase price was $169,011 based on the trading price of the Company’s common stock on the acquisition date discounted by 15% to account for the restrictions associated with that issuance.

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note F - Acquisition - Continued

Spitfire Control, Inc.

Accounting - Continued

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire and instead began selling directly to Spitfire’s former customers.

Pro Forma Results

While the results of Spitfire have been included in the condensed consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma condensed combined results of operations for the nine month periods ended January 31, 2013 are based on the historical financial statements of the Company and Spitfire giving effect to the business combination as if it had occurred on May 1, 2012.  Therefore, this pro forma data includes adjustments to sales, amortization, depreciation, compensation expense and tax expense.  This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred on May 1, 2012.  Moreover, this data is not intended to be indicative of future results of operations.

Nine Months Ended
January 31,
2013

Net sales	$147,897,254
Net income	337,566
Income per share:
Basic	$0.08
Diluted	$0.08

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note G - Goodwill and Other Intangible Assets

Goodwill

The change in carrying amount of goodwill for the three months ended January 31, 2014, are as follows:

Total

Balance at April 30, 2013	$3,222,899
Changes in carrying amount	-
Balance at January 31, 2014	$3,222,899

Other Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2014 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.33	4,690,000	203,868
Backlog	-	22,000	22,000
Trade names	18.33	980,000	81,660
Non-compete agreements	5.33	50,000	11,900
Patents	3.33	400,000	133,340
Total		$8,912,000	$3,222,768

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Intangible assets subject to amortization are summarized as of April 30, 2013 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	0.2	2,395,000	2,383,923
Spitfire:
Non-contractual customer relationships	14.10	4,690,000	58,685
Backlog	0.1	22,000	20,163
Trade names	19.10	980,000	44,913
Non-compete agreements	6.10	50,000	6,545
Patents	4.10	400,000	73,337
Total		$8,912,000	$2,962,566

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 6 months of the fiscal year ending April 30:	2014	$86,478
For the fiscal year ending April 30:	2015	428,610
	2016	470,899
	2017	490,010
	2018	435,043
	2019	423,721
	Thereafter	3,354,471
		$5,689,232

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note H - Mexican Tax Reform

In December 2013 the Mexican federal income tax law changes were enacted eliminating the statutory income tax rate reduction scheduled to start in 2014, and leaving the 30% statutory income tax rate in effect for future years.  In addition the Entrepreneurial Tax of Unique Rate (flat tax) was appealed as of January 31, 2014.  The Company has revalued its deferred income tax assets and liabilities as a result of the tax reform, which resulted in a net discrete tax benefit for the period of approximately $798,000.

Note  I -  Critical Accounting Policies

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

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note I - Critical Accounting Policies - Continued

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

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company will perform its annual goodwill impairment test as of February 1, 2014 to determine if an impairment exist as of the date of the impairment test.

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

SigmaTron International, Inc.

January 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note I - Critical Accounting Policies - Continued

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

The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  Adjustments to all deferred tax balances are reflected in continuing operations, including those that arise by charge or credit to other categories, when those adjustments reflect enacted changes in tax laws, tax rates, or tax status.

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

SigmaTron International, Inc.

January 31, 2014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SigmaTron International, Inc.

January 31, 2014

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales than consignment orders due to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended January 31, 2014 and 2013.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings.  In the second fiscal quarter of 2014 the Company believed there could be a shift in demand for product as customers try to manage their inventory for calendar 2013 year end.  Sales increased in the third fiscal quarter of 2014 compared to the same period prior year, however; sales decreased from the previous fiscal quarter.  The decrease in revenue appears primarily attributable to an adjustment of customer production schedules related to calendar year-end inventory levels and softer sales for some customers.  Pricing pressures tied to the nature of the economy continue and the Company anticipates the economy will continue to be volatile and choppy for the short-term.  On a more positive note, the Company continues to build its partnerships with customers and has added several new customers that should positively impact fiscal 2015.  The Company’s modest expansion plans remain on-track and the Company will continue to build infrastructure to support future growth.  The Company’s Elk Grove Village plant achieved medical ISO 13485 during the third quarter of fiscal 2014, which the Company believes will open up new opportunities and markets for them.  The Company believes it remains well positioned to leverage its strengths as it pursues new opportunities.

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

The Company’s Spitfire division provides its customers with cost effective designs as control solutions primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances.  It is a member of the Association of Home Appliance Manufacturers (“AHAM”), as well as other industry related trade associations and is ISO 9001-2008 certified.  The acquisition has enabled the Company to offer design services for the first time in specific markets.

SigmaTron International, Inc.

January 31, 2014

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

Results of Operations:

Net Sales

Net sales increased for the three month period ended January 31, 2014 to $54,175,196 from $46,758,568 for the three month period ended January 31, 2013.  Net sales increased for the nine month period ended January 31, 2014 to $166,918,544 from $147,117,192 for the same period in the prior fiscal year.  Sales volume increased for the three and nine month periods ended January 31, 2014 as compared to the same period in the prior fiscal year in the appliance, consumer electronics, medical/life sciences, and semiconductor equipment marketplace.  The increase in sales for these marketplaces was partially offset by a decrease in sales in the industrial electronics, gaming and fitness marketplaces.  The increase in revenue for the three and nine month periods ended January 31, 2014 is a result of increased sales to customers arising out of the Spitfire acquisition, as well as several existing customers’ increased demand for product.

In the past, the timing of production and delivery of orders has caused the Company to experience significant quarterly fluctuations in its revenues and earnings.  The decrease in revenues in the third fiscal quarter of 2014 compared to the second fiscal quarter in the same fiscal year appears primarily attributable to an adjustment of customer production schedules related to calendar year-end inventory levels and softer sales for some customers.  Pricing pressures tied to the nature of the economy continue and the Company anticipates the economy will continue to be volatile and choppy for the short-term.

Gross Profit

Gross profit increased during the three month period ended January 31, 2014 to $4,817,380 or 8.9% of net sales, compared to $4,122,377 or 8.8% of net sales for the same period in the prior fiscal year.  Gross profit increased for the nine month period ended January 31, 2014 to $17,101,924 or 10.2% of net sales, compared to $14,231,445 or 9.7% of net sales for the same period in the prior fiscal year.  The increase in gross profit for the three and nine month periods ended January 31, 2014 was primarily the result of increased sales to customers arising out of the Spitfire acquisition, as well as, increased sales revenue from other existing customers.  The increase in gross profit as a percent of net sales is the result of increased revenues and plant capacity utilization.  The increase in gross profit for the nine month period ended January 31, 2014 was partially offset by a foreign currency loss of $76,264.

SigmaTron International, Inc.

January 31, 2014

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,725,540 or 8.7% of net sales for the three month period ended January 31, 2014, compared to $4,380,524 or 9.4% of net sales for the same period in the prior fiscal year.  The net increase for the three month period ended January 31, 2014 was approximately $345,000.  Bonus expense, legal fees and purchasing and accounting salaries accounted for approximately $424,000 of additional selling and administrative expense for the quarter ended January 31, 2014.  The increase in the foregoing selling and administrative expense were partially offset by a decrease in sales salaries, commissions and other professional fees.  Selling and administrative expenses increased to $14,420,852 or 8.6% of net sales for the nine month period ended January 31, 2014 compared to $13,725,684 or 9.3% of net sales for the same period in the prior fiscal year.    The increase for the nine month period ended January 31, 2014 was primarily due to increased bonus expense and accounting salaries.  The increase in the foregoing selling and administrative expenses were partially offset by a decrease in legal and accounting fees.

Interest Expense

Interest expense increased to $257,098 for the three month period ended January 31, 2014 compared to $220,977 for the same period in the prior fiscal year.  Interest expense for the nine month period ended January 31, 2014 was $707,152 compared to $626,684 for the same period in the prior fiscal year.  The increase in interest expense for the three and nine month periods ended January 31, 2014 was due to increased borrowings under the Company’s banking arrangements and capital lease obligations.  Interest expense for future quarters may increase if interest rates or borrowings, or both, increase.

Taxes

The income tax benefit from operations was $873,976 for the three month period ended January 31, 2014 compared to an income tax benefit of $262,348 for the same period in the prior fiscal year.  The income tax benefit from operations was $435,944 for the nine month period ended January 31, 2014 compared to income tax benefit of $293,337 for the same period in the prior year.

The income tax benefit increased for the three and nine month period ended January 31, 2014 compared to the same period in the prior year.  In December 2013 the Mexican federal income tax law changes were enacted eliminating the statutory income tax rate reduction scheduled to start in 2014, and leaving the 30% statutory income tax rate in effect for future years.  In addition the Entrepreneurial Tax of Unique Rate (flat tax) was appealed as of January 2014.  The Company has revalued its deferred income tax assets and liabilities as a result of the tax reform, which resulted in a net discrete tax benefit for the period of approximately $798,000.

Net Income

Net income from operations was $743,794 for the three month period ended January 31, 2014 compared to net loss of $216,776 for the same period in the prior fiscal year.  Net income from operations increased to $2,495,912 for the nine month period ended January 31, 2014 compared to $172,914 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the third fiscal quarter of 2014 were each $0.19 and $0.18, respectively compared to basic and diluted loss per share of $0.06 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the nine month period ended January 31, 2014 were $0.63 and $0.62, respectively compared to basic and diluted earnings per share of $0.04 for the same period in the prior fiscal year.

SigmaTron International, Inc.

January 31, 2014

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $940,394 for the nine months ended January 31, 2014, compared to cash flow used in activities of $921,133 for the same period in the prior fiscal year.  During the first nine months of fiscal year 2014, cash flow used in operating activities was primarily the result of increased inventory in the amount of $5,547,737 and a reduction in accounts payable of $1,191,187.  The increase in inventory is primarily due to additional customer orders and the reduction in trade accounts payable was in the ordinary course of business.  Net cash used in operating activities was partially offset by net income, exclusive of depreciation and amortization.

Cash flow used in operating activities was $921,133 for the nine months ended January 31, 2013, compared to cash flow provided by operating activities of $4,570,497 for the same period in the prior fiscal year.  During the first nine months of fiscal year 2013, cash flow used in operating activities was the result of an increase of inventories of $2,616,116 and accounts receivable of $2,781,759, primarily related to additional sales volume resulting from the Spitfire acquisition.  Net cash used in operating activities was partially offset by net income, exclusive of depreciation and amortization, stock-based compensation expense, an increase in trade accounts payable and deferred rent expenses.

Investing Activities.

During the first nine months of fiscal year 2014, the Company purchased $7,857,691 in machinery and equipment to be used in the ordinary course of business.  The Company expects to make additional machinery and equipment purchases of approximately $5,500,000 during the balance of fiscal year 2014 and the first fiscal quarter of 2015.  The Company anticipates the purchases will be funded by lease transactions and its bank line of credit.  The purchases in fiscal year 2014 are to upgrade existing equipment capabilities and to add capacity.

During the first nine months of fiscal year 2013, the Company purchased $4,808,626 in machinery and equipment to be used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,362,417 during the balance of fiscal year 2013.  The purchases were funded by lease transactions and its bank line of credit.  The Company received approximately $1,142,000 in cash in conjunction with the Spitfire Transaction.

Financing Activities.

Cash provided by financing activities was $8,069,535 for the nine months ended January 31, 2014, compared to cash provided by financing activities of $4,185,386 for the same period in the prior fiscal year.  Cash provided by financing activities was primarily the result of increased borrowings under the credit facility of $5,153,281,  proceeds received from a sales leaseback transaction for machinery and equipment and obtaining a mortgage of the Company’s facility in Elgin, Illinois.

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

SigmaTron International, Inc.

January 31, 2014

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and an initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  In conjunction with Spitfire acquisition, two of the financial covenants required by terms of the senior secured credit facility were amended as of May 31, 2012.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015, amend its capital expenditure covenant, terminate the unused line fee and reduced its borrowing interest rates.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is prime rate (effective, 3.25% at January 31, 2014) or LIBOR plus two and a half percent (effectively, 2.75% at January 31, 2014), which is paid monthly.  At January 31, 2014, the Company was in compliance with its amended financial covenants.  As of January 31, 2014, there was a $23,653,281 outstanding balance and $6,346,719 of unused availability under the credit facility agreement.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility.  The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 is due on or before January 8, 2015.  The outstanding balance as of January 31,  2014 was $2,100,016.

In August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At January 31,  2014, $149,875 and $374,115 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at January 31,  2014 of the equipment under each of the lease finance agreement and sale leaseback agreement was $227,682 and $567,778, respectively.

SigmaTron International, Inc.

January 31, 2014

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded in fiscal year 2014 was $12,318.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the term of the lease.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At January 31,  2014, the balance outstanding under the capital lease agreement was $111,628.  The net book value of the equipment under this lease at January 31, 2014 was $164,240.

In May 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent expense recorded in fiscal year 2014 was $74,323.

In May 2012, the Company completed the acquisition of Spitfire, an OEM of electronic controls, with a focus on the major appliance industry.  The acquisition added two manufacturing operations in locations that augment the Company’s footprint and add Spitfire’s design capabilities which allow the Company to offer design service for the first time in specific markets.    Concurrent with the acquisition, the Company amended its credit facility with Wells Fargo.  The amendment modified certain financial covenant thresholds applicable to the Company, added property acquired in the acquisition as collateral for the loan to the Company, permitted the Company to acquire certain inter-company payables involving the Seller, DAC, Cayman or the subsidiaries and associated companies and permitted the Company to discharge and release the account payable owed by the Seller to the Company in partial consideration for the Transaction.

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association to finance equipment purchased in June 2012 in the amount of $2,281,355.  The term of the first agreement, with an initial principal amount of $2,201,638, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At January 31, 2014, $2,060,895 and $74,621 was outstanding under the first and second agreements, respectively.  The net book value at January 31, 2014 of the equipment under each of the two agreements was $1,965,148 and $69,752, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250 and bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of January 31,  2014 was $1,262,250.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars as applicable.  The fluctuation of currencies from

SigmaTron International, Inc.

January 31, 2014

time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuation for the nine month period ended January 31,  2014  resulted in a foreign currency  loss of approximately $76,264.  During the first nine months of fiscal year 2014, the Company’s U.S. operations paid approximately $40,965,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $13,600,000.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources will be adequate to meet its working capital requirements and capital expenditures in the short-term.  In the event the Company expands its operations, its business grows rapidly, the current economic climate deteriorates, customers delay payments, or the Company considers an acquisition, additional financing resources would be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.    There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

SigmaTron International, Inc.

January 31, 2014

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2014, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As of January 31, 2014, the Company was not a party to any material legal proceedings.

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

Item 1A.Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

31.1Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SigmaTron International, Inc.

January 31, 2014

31.2Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Scheme Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

January 31, 2014

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 13, 2014

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 13, 2014

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)