Form 10-K
period 2014-04-30
SIGMATRON INTERNATIONAL INC
filed 2014-07-24
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

      X       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2014.

Or

                Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the transition period from ___________to___________.

Commission file number 0-23248

SIGMATRON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction

of incorporation or organization)

2201 Landmeier Rd., Elk Grove Village, IL

(Address of principal executive offices)

Registrant’s telephone number, including area code:  847-956-8000

Securities registered pursuant to Section 12(b) of the Act:

36-3918470 (I.R.S. Employer Identification Number) 60007 (Zip Code)

ASDAQ Capital Market
Title of each class Common Stock $0.01 par value per share	Name of each exchange on which registered The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes   ☒ No

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

Large accelerated filer  ☐  Accelerated filer  ☐    Non-accelerated  ☐  Smaller reporting company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $18,336,611 based on the closing sale price of $5.21 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 21, 2014 was 4,035,317.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2014 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2014, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

The Company operates manufacturing facilities in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Ho Chi Minh City, Vietnam.  In addition, the Company maintains materials sourcing offices in Elk Grove Village, Illinois U.S.; Union City, California U.S.; and Taipei, Taiwan.  The Company also provides design services in Elgin, Illinois.

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China.  Nonetheless, in fiscal year 2013 and 2014, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more competitive manufacturing location to service North America.  Indications suggest that this trend will continue.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico, Vietnam or the U.S.    We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

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

The Company had a better year financially in fiscal 2014 compared to fiscal 2013.  The improvement was driven in part by leveraging higher revenues while continuing to drive increased efficiency and productivity into the Company’s operations, including the integration of the Spitfire acquisition.  The Company’s industry remains challenging and pricing pressures continue from both its customers and supply chain.  The Company intends to continue to attempt to make progress in terms of productivity and increased revenues.  The Company believes revenue growth will continue with its current customers and through the recent addition of several new customers, which it hopes will become long term valued relationships.  The Company believes it has opportunity for new revenue, but nothing is certain and the stagnant economy tends to slow the process.  In the past, the timing of production and delivery of orders, primarily at the direction of customers, has caused, and will likely continue the cause, the Company to experience significant quarterly fluctuations in its revenues and earnings.

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

Manufacturing and Testing Services:  The Company’s core business is the assembly and testing of all types of electronic printed circuit board assemblies (“PCBA”) and often incorporating these PCBAs into electronic modules used in all types of devices and products that depend on electronics for their operation.  This assembly work utilizes state of the art manufacturing and test equipment to deliver highly reliable products to the Company’s customers.  The Company supports new product introduction (“NPI”), low volume / high mix as well as high volume/ low mix assembly work at all levels of complexity.  Assembly services include pin-through-hole (“PTH”) components, surface mount (“SMT”) components, including ball grid array (“BGA”), part-on-part components, conformal coating, parylene coating and others.  Test services include and are not limited to, in-circuit, automated optical inspection (“AOI”), functional, burn-in, hi-pot and boundary scan.  From simple component assembly through the most complicated industry testing, the Company offers virtually every service required to build electronic devices commercially available in the market today.

Design Services:    To compliment the manufacturing services it offers its customers, the Company also offers DFM, design for manufacturing and DFT, design for test review services to help customers ensure that the products they have designed are optimized for production and testing.  In addition, through its Spitfire Control division, the Company offers complete product design services for a variety of industries and applications, including appliance controls.

Supply Chain Management:  The Company provides complete supply chain management for the procurement of components needed to build customers’ products.  This includes the procurement and management of all types of electronic components and related mechanical parts such as plastics and metals.  The Company’s resources supporting this activity are provided both on a plant specific basis as well as globally through its international procurement office (“IPO”) in Taipei, Taiwan.  Each of its sites is linked together using the same Enterprise Resource Planning (“ERP”) system and custom IScore software tools with real-time on-line visibility for customer access.  The Company generally procures material from major manufacturers and distributors of electronic parts.

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

Manufacturing Location and Certifications:  The Company’s manufacturing and warehousing locations are  strategically located to support our customers with  locations in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China and Ho Chi Minh City, Vietnam.  The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service, differentiates it from many competitors.  Manufacturing certifications and registrations are location specific, and include ISO 9001:2008, ISO 14001:2004, Medical ISO 13485:2003, Aerospace AS9100C and International Traffic in Arms Regulations (“ITAR”) certifications.

Markets and Customers

The Company’s customers are in the appliance, gaming, industrial electronics, fitness, medical/life sciences, semiconductor, telecommunications and consumer electronics industries.  As of April 30, 2014, the Company had approximately 100 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2014%	Fiscal 2013%
Appliances	Household appliance controls	48.6	41.4
Industrial Electronics	Motor controls, power supplies, lighting products, scales, joysticks	31.2	36.9
Fitness	Treadmills, exercise bikes, cross trainers	7.0	10.2
Consumer Electronics	Personal grooming, computers	5.5	2.7
Medical/Life Sciences	Clinical diagnostic systems and instruments	3.0	1.9
Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.4	2.6
Telecommunications	Routers, communication	1.4	1.8
Gaming	Slot machines, lighting displays	0.9	2.5
Total		100%	100%

For the fiscal year ended April 30, 2014, Electrolux and Whirlpool Inc. accounted for 31.6% and 12.0%, respectively, of the Company’s net sales.  For the fiscal year ended April 30, 2013, Electrolux and Life Fitness, Inc., the Company’s largest two customers, accounted for 26.8% and 9.6%, respectively, of the Company’s net sales.  On May 31, 2012, the Company acquired Spitfire and as of June 1, 2012, the Company discontinued selling to Spitfire and instead began selling to Spitfire’s former customers.  Although the Company does not have a long term contract with Electrolux or Whirlpool, the Company expects that Electrolux and Whirlpool will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

Sales and Marketing

The Company markets its services through 10 independent manufacturers’ representative organizations that together currently employ approximately 27 sales personnel in the United States and Canada.  Independent manufacturers’ representatives organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories.  Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 5 direct sales employees.  In addition, the Company markets itself through its website and tradeshows.

In the past, the timing of production and delivery of orders, primarily at the direction of its customers, has caused the Company to experience significant quarterly fluctuations in its revenue and earnings, and the Company expects such fluctuations to continue.

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 903 employees at April 30, 2014.  The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California.  AbleMex S.A. de C.V. was incorporated and commenced operations in 2000.  The operation had 160 employees at April 30, 2014.  The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, is located in Chihuahua, Mexico, located approximately 235 miles from

El Paso, Texas.  Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997.  The operation had 413 employees at April 30, 2014.  The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China.  The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres.  The term of the land lease is 50 years.  The Company built a manufacturing plant, office space and dormitories on this site during 2004.  Both SigmaTron China entities operate at this site.  At April 30, 2014, this operation had 477 employees.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City.  Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 369 employees as of April 30, 2014.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars as needed.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the fiscal years ended April 30, 2014 and April 30, 2013 resulted in a foreign currency loss of approximately $128,000 and $359,000, respectively.  In fiscal year 2014, the Company paid approximately $51,200,000 to its foreign subsidiaries.  In fiscal year 2013, the Company’s wholly-owned trading company, SigmaTron International Trading Co. was liquidated.  The Company received a distribution of approximately $188,000 as a result of this liquidation.

During fiscal year 2014, the Company realized a distribution of approximately $3,006,825 from foreign subsidiaries based in Mexico.  The U.S. income tax on the distribution was $333,128 which is reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The distribution from the foreign subsidiaries based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries.  The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $12,300,000 as of April 30, 2014.

The consolidated financial statements as of April 30, 2014 include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch.  The functional currency of the Mexican and Vietnam subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch is the U.S. dollar.  Intercompany transactions are eliminated in the consolidated financial statements.

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

Governmental Regulations

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters.  Management believes that the Company’s business is operated in material compliance with all such regulations, including Restriction of Hazardous Substances (“RoHS”).  RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products.  The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives: tin, tungsten, and tantalum, that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”).  On May 30, 2014, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

To date, the Company’s costs of compliance for conflict minerals reporting is estimated to be $350,000.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog.  Historically, customers have rescheduled or cancelled firm orders and consequently there is little or no financial significance between forecasted orders or firm orders.  The Company has eliminated the distinction in its accounting system between the two types of orders, and only estimates firm orders.  The Company’s backlog of firm orders as of April 30, 2014 and 2013 was approximately $114,420,000 and $119,300,000, respectively.  The Company anticipates a significant portion of the backlog at April 30, 2014 will ship in fiscal year 2015.  Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.  Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 2,800 people as of April 30, 2014, including 192 engaged in engineering or engineering-related services, 2,204 in manufacturing and 404 in administrative and marketing functions.

The Company has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2015. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2016.  The Company’s subsidiary located in Tijuana Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C.  The contract does not have an expiration date.  The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract remains active.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.  The Company believes its relations with both unions and its other employees are good.

Executive Officers of the Registrant

Name	Age	Position

Gary R. Fairhead	62

President and Chief Executive Officer.  Gary R. Fairhead has been the President of the Company since January 1990 and Chairman of the Board of Directors of the Company since August 2011.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	53	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the company since August 2011.

Gregory A. Fairhead	58

Executive Vice President and Assistant Secretary.  Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994.  Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	53	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	65	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	59	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	54	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

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

The Company has a senior secured credit facility with Wells Fargo Bank National Association (“Wells Fargo”) with a credit limit up to $30,000,000 and a term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  In conjunction with the 2012 Spitfire acquisition, two of the financial covenants required by terms of the senior secured credit facility were amended as of May 31, 2012.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015, amend its capital expenditure covenant, terminate the unused line fee and reduced its borrowing interest rates.  The renewed facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is prime rate (effectively, 3.25% at April 30, 2014) or LIBOR plus two and a half percent (effectively, 2.75% at April 30, 2014), which is paid monthly.  In April 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility.  At April 30, 2014, the Company was in compliance with its amended financial covenants.  As of April 30, 2014, there was a $23,000,000 outstanding balance and $7,000,000 of unused availability under the credit facility, assuming the Company remained in compliance with its financial covenants.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2015 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory, capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by seeking an increase in its secured line of credit or raising capital from other sources of debt or equity.  In addition, in the event the Company expands its operations, its business grows rapidly, the current economic climate deteriorates, customers delay payments, or the Company considers an acquisition, additional financing resources would be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control.  Some of these factors include:

-	changes in sales mix to customers
-	changes in availability and rising component costs
-	volume of customer orders relative to capacity
-	market demand and acceptance of our customers’ products
-	price erosion within the EMS marketplace
-	capital equipment requirements needed to remain technologically competitive
-	volatility in the U.S. and international economic and financial markets

The Company’s customer base is concentrated.

Sales to the Company’s five largest customers accounted for 60% and 53% of net sales for the fiscal years ended April 30, 2014 and 2013, respectively.  For the year ended April 30, 2014, two customers accounted for 31.6% and 12.0% of net sales of the Company, and 11.2% and 4.5% of accounts receivable at April 30, 2014.  For the year ended April 30, 2013, two customers accounted for 26.8% and 9.6% of net sales of the Company and 11.0% and 6.4% of accounts receivable at April 30, 2013.  Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.  If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations.  There can be no assurance that the Company will retain any or all of its largest customers.  This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

The volume and timing of sales to the Company’s customers may vary due to:

-	customers’ attempts to manage their inventory
-	variation in demand for the Company’s customers’ products
-	design changes, or
-	acquisitions of or consolidation among customers

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

The market for the Company’s manufacturing services is characterized by rapidly changing technology and continuing product development.  The future success of the Company’s business will depend in large part upon our customers’ ability to maintain and enhance their technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Our customers have competitive challenges, including rapid technological changes, pricing pressure and decreasing demand from their customers, which could adversely affect their business and the Company’s.

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company.  These factors include:

-	increased competition among our customers and their competitors
-	the inability of our customers to develop and market their products
-	recessionary periods in our customers’ markets
-	the potential that our customers’ products become obsolete
-	our customers’ inability to react to rapidly changing technology

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

The Company has substantial manufacturing operations in multiple countries.  Therefore, the Company’s foreign businesses and results of operations are dependent upon numerous related factors, including the stability of the foreign economies, the political climate, relations with the United States, prevailing worker wages, the legal authority of the Company to own and operate its business in a foreign country, and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico, China and Vietnam.

The Company obtains many of its materials and components through its IPO in Taipei, Taiwan.  The Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.

Approximately 9% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2014 and 2013.

Disclosure and internal controls may not detect all errors or fraud.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that the Company’s disclosure controls and internal controls may not prevent all errors and all fraud.  The Company’s disclosure controls and internal controls can provide only reasonable assurance that the procedures will meet the control objectives.  Controls are limited in their effectiveness by human error, including faulty judgments in decision-making.  Further, controls can be circumvented by collusion of two or more people or by management override of controls.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies.  From time to time the currencies fluctuate against the U.S. dollar.  Such fluctuations could have a material impact on the Company’s results of operations and performance.  The impact of currency fluctuation for the years ended April 30, 2014 and April 30, 2013 resulted in a currency loss of approximately $128,000 and $359,000, respectively.  These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations.  The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

The Company currently has labor union contracts with its employees constituting approximately 48% of its workforce.  Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

Conflict minerals regulations may cause the Company to incur additional expenses and could increase the cost of components contained in its products and adversely affect its inventory supply chain.

The Dodd-Frank Act, and the rules promulgated by the Securities and Exchange Commission (“SEC”) thereunder, requires the Company to determine and report annually whether any conflict minerals contained in our products originated from the DRC or an adjoining country. The Dodd-Frank Act and these rules could affect our ability to source components that contain conflict minerals at acceptable prices and could impact the availability of conflict minerals, since there may be only a limited number of suppliers of conflict-free conflict minerals. Our customers may require that our products contain only conflict-free conflict minerals, and our revenues and margins may be negatively impacted if we are unable to meet this requirement at a reasonable price or are unable to pass through any increased costs associated with meeting this requirement. Additionally, the Company may suffer reputational harm with our customers and other stakeholders if our products are not conflict-free.  The Company could incur significant costs in the event we are unable to manufacture products that contain only conflict-free conflict minerals or to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and securities disclosure and compliance practices of public companies.  More recently the Dodd-Frank Act requires changes to our corporate governance, compliance practices and securities disclosures.  Compliance following the implementation of these rules has increased our legal, financial and accounting costs.  The Company expects increased costs related to these new regulations to continue, including, but not limited to, legal, financial and accounting costs.  These developments may result in the Company having difficulty in attracting and retaining qualified members of the board or qualified officers.  Further, the costs associated with the compliance with and implementation of procedures under these laws and related rules could have a material impact on the Company’s results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At April 30, 2014, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China.  In addition, the Company provides materials procurement services through its Elk Grove Village, Illinois U.S., Union City, California U.S, and Taipei, Taiwan offices.  The Company provides design services in Elgin, Illinois U.S.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	147,500	Electronic and electromechanical manufacturing solutions	* ***
Elk Grove Village, IL	124,300	Corporate headquarters and electronic and electromechanical manufacturing solutions	Owned
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Acuna, Mexico	115,000	Electronic and electromechanical manufacturing solutions	Owned **
Chihuahua, Mexico	113,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	67,700	Electronic and electromechanical manufacturing solutions	Leased
Ho Chi Minh City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
Del Rio, TX	44,000	Warehousing and distribution	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Elgin, IL	45,000	Design services	Owned

*The Company’s Suzhou, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and Del Rio, Texas properties are occupied pursuant to leases of the premises.  The lease agreements for the Del Rio, Texas properties expire December 2015.  The lease agreement for the California property expires March 2021.  The Chihuahua, Mexico lease expires July 2015.  The Tijuana, Mexico lease expires November 2018.  The lease agreement for the Ho Chi Minh City, Vietnam property expires July 2015.  The Company’s manufacturing facilities located in Acuna, Mexico and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased.  The Company has an option to buy the leased portion of the facility in Acuna, Mexico.  The property in Elk Grove Village, Illinois is financed under a separate mortgage loan agreement, the final payment on which is due January 2015.  The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities.  The Company believes its current facilities are adequate to meet its current needs.  In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.  LEGAL PROCEEDINGS

As of April 30, 2014, the Company was not a party to any material legal proceedings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA.  The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2014 and 2013.

Common Stock as Reported

by NASDAQ

Period	High	Low

Fiscal 2014
Fourth Quarter	$12.92	$7.53
Third Quarter	9.54	5.03
Second Quarter	6.00	4.18
First Quarter	4.49	3.86

Fiscal 2013
Fourth Quarter	$6.22	$3.76
Third Quarter	5.75	4.01
Second Quarter	5.28	3.35
First Quarter	4.15	3.04

As of July 21, 2014, there were approximately 50 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings.  The Company estimates there to be approximately 1,240 beneficial owners of the Company’s common stock.

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

Equity Compensation Plan Information

For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report, under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” as well as the Company’s audited financial statements and notes thereto, including Note P, filed herewith and all such information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

The Company’s Spitfire division provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances.  It is a member of the AHAM, as well as other industry related trade associations and is ISO 9001:2008 certified.  The acquisition has enabled the Company to offer design services for the first time in specific markets.

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2014 and 2013.

In an effort to facilitate growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China.  Nonetheless, in fiscal year 2013 and 2014, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more cost-competitive manufacturing location to service North America.  Indications suggest that this trend will continue.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico,  Vietnam or the U.S.    We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

The Company had a better year financially in fiscal 2014 compared to fiscal 2013.  The improvement was driven in part by leveraging higher revenues while continuing to drive increased efficiency and productivity into the Company’s operations, including the integration of the Spitfire acquisition.  The Company’s industry remains challenging and pricing pressures continue from both its customers and supply chain.  The Company intends to continue to attempt to make progress in terms of productivity and increased revenues.  The Company believes revenue growth will continue with its current customers and through the recent addition of several new customers, which it hopes will become long term valued relationships.  The Company believes it has opportunity for new revenue, but nothing is certain and the stagnant economy tends to slow the process.  In the past, the timing of production and delivery of orders, primarily at the direction of customers, has caused, and likely will continue to cause, the Company to experience significant quarterly fluctuations in its revenues and earnings.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire and instead began selling directly to Spitfires’ customers.

On May 8, 2012, the Company entered into a real estate lease agreement to relocate its Tijuana, Mexico operation to a new facility within Tijuana, Mexico.  The relocation was completed in July 2012.  In fiscal 2013, the Company incurred approximately $424,000 in relocation expenses as a result of the move.  All incentives realized under the lease will be recognized over the term of the lease, which is five years.

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

Revenue Recognition - Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a 90 day warranty for workmanship only, except for products with proprietary design and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

Inventories - Inventories are valued at the lower of cost or market.  Cost is calculated as average cost.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  Actual product demand or market conditions could be different than that projected by management.

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2014 and determined no impairment existed as of that date.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and tax credit carry forwards.  In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.

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

New Accounting Standards:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers."  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, we will adopt this ASU on May 1, 2017.  Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2014 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2013

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2014	2013

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	89.7	90.0
Selling and administrative expenses	8.7	9.3
Total operating expenses	98.4	99.3
Operating income	1.6%	0.7%

Net sales increased 12.1% to $222,485,940 in fiscal year 2014 from $198,439,534 in the prior year.  The Company’s sales increased in fiscal year 2014 in consumer electronics, appliance and medical/life sciences marketplaces as compared to the prior year.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the industrial electronics, fitness, gaming, telecommunications and semiconductor marketplaces.  The increase in net sales for the fiscal year 2014 is a result of sales to customers from the Spitfire acquisition, as well as the Company’s existing customers’ increased demand for product and new customers added during the fiscal year.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry.  Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition.  Sales to the Company’s five largest customers accounted for 60% and 53% of net sales for fiscal years 2014 and 2013, respectively.

Gross profit increased to $22,826,998, or 10.3% of net sales, in fiscal year 2014 compared to $19,925,646, or 10.0% of net sales, in the prior fiscal year.  The increase in gross profit for fiscal year 2014 was primarily the result of increased sales to customers arising out of the Spitfire acquisition, as well as increased sales revenue from other existing customers.  The Company has achieved economies of scale integrating Spitfire into its operations, resulting in greater manufacturing efficiency.  The increase in gross profit in fiscal year 2014 was partially offset by a foreign currency loss of $128,000.

Selling and administrative expenses increased in fiscal year 2014 to $19,200,514, or 8.7% of net sales, compared to $18,358,354, or 9.3% of net sales, in fiscal year 2013.  The increase was attributable to salaries and other administrative expenses for the Spitfire operations, increased purchasing and accounting expenses and increased bonus expense.  The increase in the foregoing selling and administrative expenses were partially offset by a decrease in sales salaries and commission expenses and a reduction in professional legal and accounting fees.

Interest expense, net increased to $966,038 in fiscal year 2014 compared to $832,126 in fiscal year 2013.  The interest expense increased primarily due to the increased borrowings under the Company’s banking arrangements, capital lease and mortgage obligations.  Interest expense for fiscal year 2015 may increase if interest rates or borrowings, or both, increase during fiscal year 2015.

In fiscal year 2014, the income tax benefit was $133,867 compared to $321,363 in income tax expense in the fiscal year 2013.  The effective rate for the years ended April 30, 2014 and 2013 was (4.8%) and 39.5%, respectively.  The decrease in the effective rate for the year ended April 30, 2014 is due to the foreign tax differential and the $828,175 impact of recent tax legislation in Mexico which became effective on January 1, 2014.  The decrease in the effective tax rate was partially offset by a realized distribution from foreign subsidiaries resulting in income tax expense of $333,128 in fiscal 2014.

The Company reported net income of $2,918,691 in fiscal year 2014 compared to a net income of $492,961 for fiscal year 2013.  Basic and diluted earnings per share for fiscal year 2014 were $0.74 and $0.72, respectively, compared to basic and diluted earnings per share of $0.13 and $0.12 respectively, for the year ended April 30, 2013.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $1,696,831 for the fiscal year ended April 30, 2014, compared to cash flow provided by operating activities of $3,710,531 for the prior fiscal year.  Cash flow provided by operating activities was primarily the result of net income, and the non-cash effects of depreciation and amortization.  Net cash provided by operations in fiscal year 2014 was partially offset by an increase of inventories of $3,083,636, and a $4,206,275 decrease in accounts payable.  The increase in inventory is primarily due to additional customer orders and the reduction of trade accounts payable is due to payments in the ordinary course of business.

Cash flow provided by operating activities was $3,710,531 for the fiscal year ended April 30, 2013.  Cash flow provided by operating activities was the result of net income, the non-cash effects of depreciation and amortization, stock-based compensation expense, an increase in trade accounts payable and deferred rent expenses.  The increase in accounts payable was due to timing of payments in the ordinary course of business.  Net cash provided by operations in fiscal year 2013 was partially offset by an increase of inventories of $5,615,748 primarily related to additional sales volume resulting from the Spitfire acquisition.

Investing Activities.

In fiscal year 2014, the Company purchased approximately $8,400,000 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory, capital equipment and facilities.  To the extent that these forecasts come to fruition the Company anticipates that it will make additional machinery and equipment purchases and potentially expand two manufacturing operations in fiscal year 2015 in the amount of $15,900,000.  The Company anticipates purchases and expansions will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

In fiscal year 2013, the Company purchased approximately $7,200,000 in machinery and equipment to be used in the ordinary course of business.  The Company purchases were funded by lease transactions and its bank line of credit.  The Company received approximately $1,142,000 in cash in conjunction with the Spitfire purchase.  In addition, the Company received $22,000 in cash for proceeds related to the sale of machinery and equipment.

Financing Activities.

Cash provided by financing activities was $7,501,796 for the fiscal year ended April 30, 2014, compared to cash provided by financing activities of $2,234,715 in fiscal year 2013.  Cash provided by financing activities in fiscal year 2014 was primarily the result of increased borrowings of $4,500,000 under the credit facility, proceeds received from a sale leaseback transaction for machinery and equipment and obtaining a mortgage for the Company’s facility in Elgin, Illinois.  The additional borrowings were required to support the purchases of machinery and equipment and the increase in inventory.

Cash provided by financing activities was $2,234,715 for the fiscal year ended April 30, 2013.  Cash provided by financing activities in fiscal year 2013 was primarily the result of increased borrowings of $2,500,000 under the credit facility.  The additional borrowings were required to support the purchases of machinery and equipment and the increases in both accounts receivable and inventory.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and an initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  In conjunction with Spitfire acquisition, two of the financial covenants required by terms of the senior secured credit facility were amended as of May 31, 2012.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015, amend its capital expenditure covenant, terminate the unused line fee and reduced its borrowing interest rates.  The renewed facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is prime rate (effectively, 3.25% at April 30, 2014) or LIBOR plus two and a half percent (effectively, 2.75% at April 30, 2014), which is paid monthly.  In April 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility.  At April 30, 2014, the Company was in compliance with its amended financial covenants.  As of April 30, 2014, there was a $23,000,000 outstanding balance and $7,000,000 of unused availability under the credit facility, assuming the Company remained in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility.  The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 is due on or before January 8, 2015.  The outstanding balance as of April 30, 2014  was $2,075,017.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At April 30, 2014, $136,561 and $338,562 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at April 30, 2014 of the equipment under each of the lease finance agreement and sale leaseback agreement was $221,114 and $550,583, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At April 30, 2014, the balance outstanding under the capital lease agreement was $102,099.  The net book value of the equipment under this lease at April 30, 2014 was $159,528.

The total amount outstanding at April 30, 2014 for the three remaining equipment lease transactions discussed above was $577,222.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for fiscal year 2014 was $17,770.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent expense recorded for fiscal year 2014 was $97,619.

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

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association to finance equipment purchased in June 2012 in the amount of $2,281,354.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At April 30, 2014, $1,959,381and $70,945 was outstanding under the first and second agreements, respectively.  The net book value at April 30, 2014 of the equipment under each of the two agreements was $1,828,038 and $68,092, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250 and bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of April 30, 2014 was $1,249,500.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of $5.65%.  At April 30, 2014, the balance outstanding under the capital lease agreement was $581,415.  The net book value of the equipment under the lease of April 30, 2014 was $573,338.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars as needed.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the fiscal year ended April 30, 2014 and April 30, 2013 resulted in a foreign currency loss of approximately $128,000 and $359,000, respectively.  In fiscal year 2014, the Company paid approximately $51,200,000 to its foreign subsidiaries.  In fiscal year 2013, the Company’s wholly-owned trading company, SigmaTron International Trading Co. was liquidated.  The Company received a distribution of approximately $188,000 as a result of this liquidation.

During fiscal year 2014, the Company realized a distribution of approximately $3,006,825 from foreign subsidiaries based in Mexico. The U.S. income tax on the distribution was $333,128 which is reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The distribution from the foreign subsidiaries based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $12,300,000, as of the end of fiscal year 2014.    The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2015 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory, capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by seeking an increase in its secured line of credit or raising capital from other sources of debt or equity.  In addition, in the event the Company expands its operations, its business grows rapidly, the current economic climate deteriorates, customers delay payments, or the Company considers an acquisition, additional financing resources would be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of April 30, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2014.

Internal Controls:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).    Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of April 30, 2014.

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

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2014, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2014.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

                 INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2014.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2014.

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

10.7

Promissory Note issued by SigmaTron International, Inc. to Wells Fargo International Banking and Trade Solutions (IBTS), dated January 8, 2010, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 14, 2010.

10.8

SigmaTron International, Inc. 2011 Employee Stock Option Plan dated September 16, 2011, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-8 filed on December 14, 2011.*

10.9

Purchase Agreement between SigmaTron International, Inc., and its nominees and Spitfire Control, Inc., dated as of May 31, 2012, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 4, 2012.

10.10	SigmaTron International, Inc. 2014 Employee Bonus Plan dated May 21, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2013.*

10.11	SigmaTron International, Inc. 2013 Employee Stock Purchase Plan dated September 20, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2013.*

10.12

SigmaTron International, Inc. 2013 Non-Employee Director Restricted Stock Plan dated September 20, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2013.*

10.13

Mortgage and Assignment of Rents and Leases executed as of October 24, 2013, by SigmaTron International, Inc., to Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on December 13, 2013.

10.14

Second Amended and Restated Credit Agreement entered into as of October 24, 2013, by and between SigmaTron International, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-Q filed on December 13, 2013.

10.15

Master Lease Agreement # 2170 entered into between Associated Bank, National Association, a national banking association and SigmaTron International, Inc., dated October 3, 2013, incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on December 13, 2013.

10.16

SigmaTron International, Inc. Amended and Restated Change in Control Severance Payment Plan dated March 11, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 14, 2014.*

10.17	Master Lease Number 81344 entered into between CIT Finance LLC and SigmaTron International, Inc., dated March 6, 2014.**

21.0	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2014).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: July 24, 2014

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 24, 2014
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 24 2014
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	July 24, 2014
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 24, 2014
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 24, 2014
Paul J. Plante

/s/ Barry R. Horek	Director	July 24, 2014
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 24, 2014
Bruce J. Mantia

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

Financial statement schedules are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SigmaTron International, Inc.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2014 and 2013  and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

July 24,  2014

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30,

ASSETS	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$5,440,319	$4,607,731
Accounts receivable, less allowance for doubtful
accounts of $150,000 at April 30, 2014 and 2013	19,293,791	19,421,252
Inventories, net	53,728,377	50,644,741
Prepaid expenses and other assets	1,826,254	1,882,680
Refundable income taxes	-	228,026
Deferred income taxes	2,524,993	1,630,809
Other receivables	356,746	524,268

Total current assets	83,170,480	78,939,507

PROPERTY, MACHINERY AND EQUIPMENT, NET	32,692,908	28,567,052

OTHER LONG-TERM ASSETS
Intangible assets, net of amortization of $3,309,246
and $2,962,566 at April 30, 2014 and 2013, respectively	5,602,754	5,949,434
Goodwill	3,222,899	3,222,899
Other assets	790,390	910,025

Total other long-term assets	9,616,043	10,082,358

TOTAL ASSETS	$125,479,431	$117,588,917

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

APRIL 30,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2013

CURRENT LIABILITIES
Trade accounts payable	$27,141,079	$31,347,354
Accrued expenses	2,526,045	2,486,819
Accrued wages	4,027,029	3,633,900
Income taxes payable	80,936	-
Current portion of long-term debt	2,126,017	99,996
Current portion of capital lease obligations	765,961	229,661
Current portion of contingent consideration	331,429	331,429

Total current liabilities	36,998,496	38,129,159

LONG-TERM DEBT,
LESS CURRENT PORTION	24,198,500	20,575,017
CAPITAL LEASE OBLIGATIONS,
LESS CURRENT PORTION	2,423,001	577,221
CONTINGENT CONSIDERATION,
LESS CURRENT PORTION	1,533,571	1,793,571
OTHER LONG-TERM LIABILITIES	525,739	487,236
DEFERRED RENT	1,176,121	1,096,272
DEFERRED INCOME TAXES	3,217,660	2,946,710

Total long-term liabilities	33,074,592	27,476,027

Total liabilities	70,073,088	65,605,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,012,319 and 3,940,402 shares issued
and outstanding at April 30, 2014 and 2013, respectively	40,215	39,779
Capital in excess of par value	20,864,497	20,361,012
Retained earnings	34,501,631	31,582,940

Total stockholders’ equity	55,406,343	51,983,731

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$125,479,431	$117,588,917

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended April 30,

	2014	2013

Net sales	$222,485,940	$198,439,534

Cost of products sold	199,658,942	178,513,888

Gross profit	22,826,998	19,925,646

Selling and administrative expenses	19,200,514	18,358,354

Operating income	3,626,484	1,567,292

Other income	(124,378)	(79,158)
Interest expense, net	966,038	832,126

Income before income tax expense	2,784,824	814,324

Income tax (benefit) expense	(133,867)	321,363

NET INCOME	$2,918,691	$492,961

Earnings per common share
Basic	$0.74	$0.13

Diluted	$0.72	$0.12

Weighted-average shares of common
stock outstanding
Basic	3,969,391	3,930,268

Diluted	4,074,487	4,003,887

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30,  2014 and 2013

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at April 30, 2012	$-	$39,096	$19,891,996	$31,089,979	$51,021,071

Recognition of stock-based compensation	-	-	189,305	-	189,305

Exercise of stock options	-	100	39,800	-	39,900

Issuance and vesting of restricted stock	-	583	239,911	-	240,494

Net income	-	-	-	492,961	492,961

Balance at April 30, 2013	-	39,779	20,361,012	31,582,940	51,983,731

Recognition of stock-based compensation	-	-	89,219	-	89,219

Exercise of stock options	-	436	158,357	-	158,793

Issuance and vesting of restricted stock	-	-	54,997	-	54,997

Tax benefit from exercise of options	-	-	200,912	-	200,912

Net income	-	-	-	2,918,691	2,918,691

Balance at April 30, 2014	$-	$40,215	$20,864,497	$34,501,631	$55,406,343

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30,

	2014	2013
Cash flows from operating activities
Net income	$2,918,691	$492,961
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	4,791,663	4,375,397
Stock-based compensation	89,219	189,305
Restricted stock expense	54,997	71,483
Deferred income tax benefit	(623,233)	(321,167)
Amortization of intangible assets	346,680	279,491
Loss (gain) from disposal or sale of machinery and equipment	37,603	(19,662)
Stock option repurchase expense	300,410	-

Changes in assets and liabilities, net of business acquisition
Accounts receivable	127,461	(5,242,863)
Inventories	(3,083,636)	(5,615,748)
Prepaid expenses and other assets	343,580	(1,194,355)
Income taxes payable/refundable	509,874	237,627
Tax benefit from option exercises	(200,912)	(41,100)
Trade accounts payable	(4,206,275)	9,254,671
Deferred rent	79,849	360,656
Accrued expenses and wages	210,860	883,835

Net cash provided by operating activities	1,696,831	3,710,531

Cash flows from investing activities
Purchases of machinery and equipment	(8,366,039)	(7,171,043)
Cash received in conjunction with acquisition	-	1,142,597
Proceeds from sale of machinery and equipment	-	22,000

Net cash used in investing activities	(8,366,039)	(6,006,446)

Cash flows from financing activities
Proceeds from exercise of common stock options	158,793	39,900
Repurchase of stock options	(300,410)	-
Proceeds under sale leaseback agreements	2,281,354	-
Payments under sale leaseback agreements	(488,357)	(219,457)
Payments under other notes payable	-	(26,832)
Proceeds under building notes payable	1,275,000	-
Payments under building notes payable	(125,496)	(99,996)
Change in lines of credit	4,500,000	2,500,000
Tax benefit from option exercises	200,912	41,100

Net cash provided by financing activities	7,501,796	2,234,715

INCREASE (DECREASE) IN CASH	832,588	(61,200)

Cash and cash equivalents at beginning of year	4,607,731	4,668,931

Cash and cash equivalents at end of year	$5,440,319	$4,607,731

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Years ended April 30,

Supplementary disclosures of cash flow information
Cash paid for interest	$893,967	$795,502
Cash paid for income taxes	4,200	34,535
Cash refunded for income taxes	(689,298)	(286,695)

Non-Cash Transaction - Acquisition of Spitfire Control, Inc.
SigmaTron International, Inc. A/R Trade forgiven	$-	$15,312,904
SigmaTron International, Inc. Foreign A/R Trade forgiven	-	1,142,392
Contingent consideration	-	2,320,000
Issuance of Restricted stock	-	169,011
Total Cost of Acquisition	$-	$18,944,307

The accompanying notes are an integral part of these statements.

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  As of April 30, 2014, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.  Approximately 9% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2014 and 2013.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan.  The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. dollar.  Intercompany transactions are eliminated in the consolidated financial statements.  The impact of currency fluctuation for the fiscal year ended April 30, 2014 and April 30, 2013 resulted in a loss of approximately $128,000 and $359,000 respectively.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by an average cost method.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  Actual product demand or market conditions could be different than that projected by management.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method over the term of the related debt.  Deferred financing fees of $52,484 and $70,776 net of accumulated amortization of $332,352 and $270,983 as of April 30, 2014 and 2013, respectively, are classified in other long-term assets on the Company’s balance sheet.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Earnings per Share

Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested.  At April 30, 2014 and 2013, there were 991 and 400,190, respectively, anti-dilutive common stock equivalents, which have been excluded from the calculation of diluted earnings per share.

Revenue Recognition

Revenues from sales of the Companys’ electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Companys’ policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a 90 day warranty for workmanship only, except for products with proprietary designs and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Shipping and Handling Costs

The Company records shipping and handling costs as selling and administrative expenses.  Customers are typically invoiced for shipping costs.  Shipping and handling costs were not material to the financial statements for fiscal years 2014 or 2013.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2014, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

The Company measured the net assets included in the Spitfire acquisition under the fair value standard (primarily using level 3 measurement inputs) including the contingent consideration.  The Company currently does not have any other non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2014 and determined that no impairment existed as of that date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible Assets

Intangible assets are comprised of finite life intangible assets including patents, trade names, backlog, non-compete agreements, and customer relationships.  Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of five years for patents, 20 year for trade names, 1 year for backlog, 7 years for non-compete agreements and 15 years for customer relationships.

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

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers."  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, the Company will adopt this ASU on May 1, 2017.  Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2014	2013
Beginning Balance	$150,000	$164,103
Bad debt expense	-	-
Write-offs	-	(14,103)
	$150,000	$150,000

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2014	2013

Finished products	$18,553,112	$13,167,117
Work-in-process	3,126,596	2,959,144
Raw materials	33,853,653	36,288,580
	55,533,361	52,414,841
Less obsolescence reserve	1,804,984	1,770,100
	$53,728,377	$50,644,741

Changes in the Company’s inventory obsolescence reserve are as follows:

	2014	2013

Beginning balance	$1,770,100	$1,878,100
Provision for obsolescence	34,884	-
Write-offs	-	(108,000)
	$1,804,984	$1,770,100

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2014	2013

Land and buildings	$14,707,780	$12,366,119
Machinery and equipment	55,040,676	51,999,266
Office equipment and software	7,413,077	6,806,305
Leasehold improvements	2,539,193	2,482,038
Equipment under capital leases	4,130,416	1,376,799

	83,831,142	75,030,527

Less Accumulated depreciation
and amortization, including
amortization of assets under
capital leases of $729,723
and $ 324,244 at April 30,
2014 and 2013, respectively	51,138,234	46,463,475

Property, machinery and
equipment, net
	$32,692,908	$28,567,052

Depreciation expense was $4,791,663 and $4,375,397 for the years ended April 30, 2014 and 2013, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in carrying amount of goodwill for the fiscal years ended April 30 are as follows:

	2014	2013
Beginning balance	$3,222,899	$-
Spitfire acquisition	-	3,222,899
Ending balance	$3,222,899	$3,222,899

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Other Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2014 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.08	4,690,000	256,311
Backlog	-	22,000	22,000
Trade names	18.08	980,000	93,909
Non-compete agreements	5.08	50,000	13,685
Patents	3.08	400,000	153,341
Total		$8,912,000	$3,309,246

Intangible assets subject to amortization are summarized as of April 30, 2013 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	.2	2,395,000	2,383,923
Spitfire:
Non-contractual customer relationships	14.1	4,690,000	58,685
Backlog	.1	22,000	20,163
Trade names	19.1	980,000	44,913
Non-compete agreements	6.1	50,000	6,545
Patents	4.1	400,000	73,337
Total		$8,912,000	$2,962,566

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2032, for the remaining fiscal years is as follows:

For the fiscal year ending April 30:	2015	$428,610
	2016	470,899
	2017	490,010
	2018	435,043
	2019	423,721
	Thereafter	3,354,471
		$5,602,754

Amortization expense was $346,680 and $279,491 for the years ended April 30, 2014 and 2013, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

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

Reasons for the Transaction

The Company believes its acquisition of the Business will allow a comprehensive approach to solving major appliance producers’ issues with integrating electronics into their platforms.  The acquisition also added two manufacturing operations in locations that the Company believes will augment the Company’s international footprint.  In addition, the acquisition of the Business will allow the Company to offer design services for the first time in specific markets.  In conjunction with the acquisition, professional fees incurred during fiscal 2013 were $803,006 and were recorded as selling and administrative expenses.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE G - ACQUISITION - Continued

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE G - ACQUISITION - Continued

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under circumstances that may indicate a potential impairment.  Goodwill is deductible for federal income tax purposes over a period of 15 years.

The Company’s estimate of the fair value of the contingent consideration ($2,320,000 as of the acquisition date) was based on expected operating results of the Business through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid to Seller or its owner based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  The Company discounted expected payments by its weighted average cost of capital of 11.5%.  Payments are to be made quarterly each year and adjusted after each year end audit.  The Company made four quarterly payments of $65,000 each in fiscal 2014 and made three quarterly payments of $65,000 each in fiscal 2013.  As of April 30, 2014, the Company had not changed its estimated aggregate consideration expected to be earned under this arrangement.  Any changes in the Company’s estimate will be reflected as a change in the contingent consideration liability and as additional or credits to selling and administrative expenses, as will changes in the current fair value caused by the continual decrease in the discount period between the current balance sheet date and the estimated payout dates.  Such fair value changes were not material during fiscal 2014 or 2013.  The value of the 50,000 shares of restricted stock issued as part of the purchase price was $169,011 based on the trading price of the Company’s common stock on the acquisition date discounted by 15% to account for the restrictions associated with that issuance.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE H - LONG-TERM DEBT

Note Payable - Bank

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and an initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  In conjunction with Spitfire acquisition, two of the financial covenants required by terms of the senior secured credit facility were amended as of May 31, 2012.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015, amend its capital expenditure covenant, terminate the unused line fee and reduced its borrowing interest rates.  The renewed facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is prime rate (effectively, 3.25% at April 30, 2014) or LIBOR plus two and a half percent (effectively, 2.75% at April 30, 2014), which is paid monthly.  In April 2013, the Company again amended its credit agreement and renegotiated two of the financial covenants required by the terms of the Company’s senior secured credit facility.  At April 30, 2014, the Company was in compliance with its amended financial covenants.  As of April 30, 2014, there was a $23,000,000 outstanding balance and $7,000,000 of unused availability under the credit facility, assuming the Company remained in compliance with its financial covenants.

Capital Lease Obligations

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal payment of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At April 30, 2014, $136,561 and $338,562 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at April 30, 2014 for the equipment under each of the lease finance agreement and sale leaseback agreement was $221,114 and $550,583, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At April 30, 2014, the balance outstanding under the capital lease agreement was $102,099.  The net book value of the equipment under this lease at April 30, 2014 was $159,528.

The total amount outstanding at April 30, 2014 for the three remaining equipment lease transactions discussed above was $577,222.  The Company had two other capital leases not discussed above, one of which was paid in full in August 2011 and the other was paid in full in November 2011.  The total net book value of the equipment under these other leases at April 30, 2014 was $388,106.

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association to finance equipment purchased in June 2012 in the amount of $2,281,354.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At April 30, 2014, $1,959,381 and $70,945 was outstanding under the first and second agreements, respectively.  The net book value at April 30, 2014 of the equipment under each of the two agreements was $1,828,038 and $68,092, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE H - LONG-TERM DEBT- Continued

Capital Lease Obligations - Continued

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of $5.65%.  At April 30, 2014, the balance outstanding under the capital lease agreement was $581,415.  The net book value of the equipment under the lease of April 30, 2014 was $573,338.

Note Payable - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000 with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Company repaid the prior Bank of America mortgage, which equaled $2,565,413, as of January 8, 2010, using proceeds from the Wells Fargo mortgage and senior secured credit facility.  The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 is due on or before January 8, 2015.  The outstanding balance as of April 30, 2014 was $2,075,017.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250 and bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of April 30, 2014 was $1,249,500.

The aggregate amount of debt maturing (excluding capital lease obligations) in each of the next two fiscal years and thereafter is as follows:

Fiscal Year	Total

2015	$2,126,017
2016	23,051,000
Thereafter	1,147,500
$26,324,517

Other Long-Term Liabilities

As of April 30, 2014 and 2013, the Company had recorded $525,739 and $487,236, respectively, for seniority premiums.

See Note O - Leases, Page F-29 for future maturities under capital lease obligations.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

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

NOTE J - ACCRUED EXPENSES AND WAGES

Accrued expenses and wages consist of the following at April 30:

	2014	2013

Wages	$1,812,049	$1,656,540
Bonuses	510,159	316,500
Foreign wages	1,704,821	1,660,860
Interest	69,467	58,765
Commissions	48,043	61,288
Professional fees	262,755	209,532
Foreign accruals	1,941,995	1,970,143
Other	203,785	187,091

	$6,553,074	$6,120,719

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE K - INCOME TAX

U.S. and foreign income (loss) before income tax expense for the years ended April 30 are as follows:

	2014	2013

Domestic	$(545,501)	$(2,443,040)
Foreign	3,330,325	3,257,364

	$2,784,824	$814,324

(Benefit) provision for Income Taxes

The income tax provision for the years ended April 30 consists of the following:

	2014	2013

Current
Federal	$(203,951)	$(125,215)
State	28,726	66,525
Foreign	664,591	701,220
Total Current	489,366	642,530

Deferred
Federal	365,008	(552,921)
State	64,952	(181,220)
Foreign	(1,053,193)	412,974
Total Deferred	(623,233)	(321,167)

Provision (benefit) for income taxes	$(133,867)	$321,363

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE K - INCOME TAX - Continued

(Benefit) provision for Income Taxes - Continued

The difference between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the years ended April 30 are as follows:

	2014	2013

U.S Federal provision:
At statutory rate	$951,623	$276,870
State taxes	61,828	(75,700)
Foreign tax differential	(465,835)	25,024
Foreign profit sharing	(60,626)	-
Foreign dividends	295,522	37,639
Insurance reserves	(83,280)	-
Impact of tax legislation	(828,175)	-
Impact of foreign permanent items	(25,099)	-
Transaction costs	-	26,118
Other	20,175	31,412

Other Total	$(133,867)	$321,363

The Company realized a distribution of approximately $3,006,825 from foreign subsidiaries based in Mexico.  The U.S. income tax on the distribution was $333,128 which is reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The distribution from the foreign subsidiaries based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries.  The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations.

Effective January 2014, the Mexican federal income tax law changes were enacted eliminating the statutory income tax rate reduction scheduled to start in 2014, and leaving the 30% statutory income tax rate in effect for future years.  In addition, the Entrepreneurial Tax of Unique Rate (flat tax) was appealed as of January 31, 2014.  The Company has revalued its deferred income tax assets and liabilities as a result of the tax reform, which resulted in a net discrete tax benefit for the period of $828,175.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Significant temporary differences that result in deferred tax assets and liabilities at April 30, are as follow:

	2014	2013

Deferred Tax Assets
Federal & State NOL carryforwards	$-	$620,284
Foreign NOL carryforwards	98,254	85,690
Reserves and accruals	944,454	437,069
Stock based compensation	137,343	125,946
Inventories	1,340,302	1,116,638
Other intangible assets	338,014	366,459
Deferred rent	293,242	297,550
Allowance for doubtful accounts	61,515	60,795
Other	305,335	166,111
Total Gross Deferred Tax Assets	3,518,459	3,276,542
Less: Valuation allowance	(101,691)	(87,328)

Net Deferred Tax Assets	$3,416,768	$3,189,214

Deferred Tax Liabilities
Other assets	$(474,768)	$(277,190)
Property, machinery & equipment	(3,384,821)	(3,567,695)
Undistributed foreign earnings	(249,846)	-
Deferred flat tax liability (net)	-	(660,230)
Total Deferred Tax Liabilities	$(4,109,435)	$(4,505,115)

Net Deferred Tax Asset/(Liability)	$(692,667)	$(1,315,901)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

The above amounts are classified in the Consolidated Balance Sheets at April 30, are as follows:

	2014	2013
Current assets:
Deferred income taxes	$2,524,993	$1,630,809
Non-current liabilities:
Deferred income taxes	(3,217,660)	(2,946,710)
Net Deferred Tax Asset/(Liability)	$(692,667)	$(1,315,901)

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $12,300,000 as of April 30, 2014.  The amount of U.S. income taxes on these earnings is impractical to compute.

During fiscal year 2014, the Company recorded a $249,846 deferred tax liability related to $3,006,825 undistributed earnings from foreign  subsidiaries based in Mexico, that are not considered permanently reinvested.  The U.S. income tax on the distribution was $333,128 which is reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The distribution from the foreign subsidiaries based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries.  The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations.

In fiscal year 2014, income tax (benefit) was ($133,867) compared to $321,363 in income tax expense in the fiscal year 2013.  The effective rate for the years ended April 30, 2014 and 2013 was (4.8%) and 39.5%, respectively.  The decrease in the effective rate for the year ended April 30, 2014 is due to the foreign tax rate differential and the impact of recent tax legislation in Mexico which became effective on January 1, 2014.

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns.  For the fiscal year ended April 30, 2014 and 2013, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0 for each year.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE K - INCOME TAX - Continued

Other

Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Income.  The Company did not record penalties in the Consolidated Statements of Income.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for fiscal years before 2009.  The Company is no longer subject to U.S. Federal examinations by tax authorities for fiscal years before 2011.

NOTE L - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees.  The Company may elect to match participant contributions up to $300 per participant annually.  The Company contributed $93,452 and $93,795 to the plans during the fiscal years ended April 30, 2014 and 2013, respectively.  The Company paid total expenses of $6,850 and $6,675 for the fiscal years ended April 30, 2014 and 2013, respectively, relating to costs associated with the administration of the plans.

NOTE M- EMPLOYEE STOCK PURCHASE PLAN

The Company implemented an employee stock purchase plan, (“ESPP”), for all eligible employees on February 1, 2014.   Under the ESPP, employees may purchase shares of the Company’s common stock at three-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first day or the last day of the offering period (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not be less than 1% nor exceed 15% of their total gross compensation. Shares of common stock are offered under the ESPP through a series of successive offering periods. The plan imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) termination of employment for any reason immediately terminates the employee’s participation in the plan, (ii) no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 500,000 shares. The number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  During fiscal year 2014, 2,158 shares were issued under the ESPP and the Company recorded $4,151 in compensation expense.

NOTE N - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.  For the year ended April 30, 2014, two customers accounted for 31.6% and 12.0% of net sales of the Company, and 11.2% and 4.5% of accounts receivable at April 30, 2014.  For the year ended April 30, 2013, two customers accounted for 26.8% and 9.6% of net sales of the Company and 11.0% and 6.4% of accounts receivable at April 30, 2013.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE O - LEASES

The Company leases certain facilities under various operating leases expiring at various dates through March 2021.  The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows:

	Capital	Operating
Years ending April 30,	Leases	Leases

2015	$886,507	$1,660,708
2016	886,507	1,339,800
2017	711,072	1,375,399
2018	624,824	1,387,694
2019	381,898	1,078,434
Thereafter	-	1,215,571

Total future minimum lease payments	$3,490,808	$8,057,606

Less amounts representing interest	301,846

	3,188,962

Less Current Portion	765,961

Long Term Portion	$2,423,001

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE O- LEASES - Continued

Rent expense incurred under operating leases was $1,981,977 and $1,679,467 for the years ended April 30, 2014 and 2013, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded was $17,770 for the fiscal year ended April 30, 2014 compared to deferred rent income of $2,140 recorded as of April 30, 2013.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 8, 2012, the Company entered into a lease agreement in Tijuana, MX, for manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent expense recorded for the fiscal year ended April 30, 2014 and April 30, 2013 was $97,619 and $362,796, respectively.

NOTE P - STOCK OPTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire up to 1,753,500 shares of common stock.  Options available for grant under the employee plans total 1,357,500, with the non-employee director plans allowing for a total of 396,000 options available for grant.  All Option Plans have been approved by the Company’s shareholders.  At April 30, 2014, the Company has 400,914 shares available for future issuance to employees under the employee plans and 60,000 under the non-employee director plans.  The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors.  The maximum term of options granted under the Option Plans is generally 10 years.  Options granted under the Option Plans are either incentive stock options or nonqualified options.  Each option under the Option Plans is exercisable for one share of stock.  Options forfeited under the Option Plans are available for reissuance.  Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

The Company granted 25,000 options to employees in fiscal year 2014.  The weighted average grant date fair value of the options granted was $3.02    The Company recognized approximately $30,200 in compensation expense in fiscal year 2014.  The balance of unrecognized compensation expense at April 30, 2014 was approximately $44,215.

In fiscal year 2013, 115,000 options were granted to employees.  The weighted average grant date value of the options granted was $3.60.  The Company recognized approximately $54,860 and $189,305 of compensation expense in fiscal years 2014 and 2013, respectively.  The balance of unrecognized compensation expense at April 30, 2014 and 2013 was approximately $13,800 and $70,600, respectively.

The Company offered to purchase 395,190 Eligible Options (as defined below) from  Eligible Holders (as defined below) upon the terms  stated in Schedule TO (“TO”) filed with the SEC on October 1, 2013.  The stock options subject to the TO were those options to purchase SigmaTron common stock which had not expired or terminated prior to the Expiration Time (as defined below) having the grant dates and exercise prices set forth in the TO (the “Eligible Options”).  Eligible Options, all of which were fully vested, were granted under the following Company stock option plans: 1993 Stock Option Plan, 2004 Employee Stock Option Plan, 2000 Directors’ Stock Option Plan and 2004 Directors’ Stock Option Plan.

“Eligible Holders” were: (a) those current or former employees, including all officers, who hold Eligible Options as of the Expiration Time; and (b) all current or former directors of the Company who hold Eligible Options as of the Expiration Time. “Expiration Time” means 11:59 p.m., Eastern Time, on October 29, 2013.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE P - STOCK OPTIONS - Continued

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

On October 1, 2013, the Company granted 1,500 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 7,500 restricted shares were granted and the shares vested in six months from the date of grant.  The Company recognized approximately $39,700 in compensation expense in fiscal year 2014.    There was no unrecognized compensation expense related to the 7,500 shares of restricted stock at April 30, 2014.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,330 vested in June 2012 and 8,330 vested in June 2013.  The Company recognized approximately $15,325 and $71,500 in compensation expense for the years ended April 30, 2014 and 2013, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $1,750 and $17,050 at April 30, 2014 and 2013, respectively.

During the quarter ended July 31, 2012, the Company issued 50,000 shares of restricted stock as additional consideration in conjunction with the May 31, 2012 Spitfire acquisition.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2014	2013

Expected dividend yield	0%	0%
Expected stock price volatility	78%	75%
Average risk-free interest rate	4.49%	.72%
Weighted-average expected life of options	6.0 years	5.5 years

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE P - STOCK OPTIONS - Continued

The table below summarizes option activity through April 30, 2014:

	Number of		Number of
	securities to be		options
	issued upon	Weighted-	exercisable
	exercise of	average	at end
	outstanding options	exercise price	of year
Outstanding at April 30, 2012	410,192	$9.16	410,192
Options granted during 2013	115,000	3.60
Options exercised during 2013	(10,000)	3.99
Outstanding at April 30, 2013	515,192	8.02	438,142
Options granted during 2014	25,000	4.24
Options exercised during 2014	(43,586)	3.64
Options expired during 2014	(850)	4.24
Options repurchased during 2014	(394,200)	9.34
Outstanding at April 30, 2014	101,554	$3.88	48,304

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options.  During the fiscal years ended April 30, 2014 and 2013, the aggregate intrinsic value of options exercised was $291,025 and $1,400, respectively.  As of April 30, 2014 and 2013, the aggregate intrinsic value of in the money options outstanding was $653,803 and $60,950, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE P - STOCK OPTIONS - Continued

Information with respect to stock options outstanding at April 30, 2014 follows:

	Options outstanding
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2014	contract life	exercise price
Range of exercise prices

$3.60-5.40	100,563	7.71 years	$3.83
$9.17-11.56	991	1.38 years	9.17

	101,554		$3.88

Information with respect to stock options outstanding and exercisable at April 30, 2014 follows:

	Options outstanding and exercisable
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2014	contract life	exercise price
Range of exercise prices

$3.60-5.40	47,313	9.76 years	$3.89
$9.17-11.56	991	1.38 years	9.17

	48,304		$3.99

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2014:

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter

Net sales	$56,166,061	$56,577,287	$54,175,196	$55,567,396

Income (loss) before income	1,240,339	949,811	(130,182)	724,856
tax (benefit) expense

Net income	967,464	784,654	743,794	422,779

Earnings per share	$0.24	$0.20	$0.19	$0.11
Basic

Earnings per share	$0.24	$0.19	$0.18	$0.10
Diluted

Total shares- Basic	3,961,232	3,961,232	3,966,814	3,988,923

Total shares- Diluted	4,011,001	4,037,627	4,088,695	4,107,736

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2014 and 2013

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2013:

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter

Net sales	$47,629,229	$52,729,395	$46,758,568	$51,322,342

(Loss) income before income
tax (benefit) expense	(147,844)	506,545	(479,124)	934,747

Net (loss) income	(93,144)	482,834	(216,776)	320,047

(Loss) earnings per share
Basic	$(0.02)	$0.13	$(0.06)	$0.08

(Loss) earnings per share
Diluted	$(0.02)	$0.12	$(0.06)	$0.08

Total shares- Basic	3,922,478	3,930,402	3,930,402	3,938,042

Total shares- Diluted	3,922,478	4,002,264	3,930,402	4,027,881

NOTE R - LITIGATION

As of April 30, 2014, the Company was not a party to any material legal proceedings.

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