Form 10-Q
period 2014-07-31
SIGMATRON INTERNATIONAL INC
filed 2014-09-11
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

July 31, 2014

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 8,  2014:  4,045,267

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	July 31,
	2014	April 30,
	(Unaudited)	2014

Current assets:
Cash	$2,454,303	$5,440,319
Accounts receivable, less allowance for doubtful
accounts of $150,000 at July 31, 2014
and April 30, 2014	19,793,046	19,293,791
Inventories, net	57,545,337	53,728,377
Prepaid expenses and other assets	1,896,509	1,826,254
Refundable income taxes	385,115	-
Deferred income taxes	2,539,214	2,524,993
Other receivables	452,936	356,746

Total current assets	85,066,460	83,170,480

Property, machinery and equipment, net	33,629,990	32,692,908

Intangible assets, net of amortization of $3,410,760
and $3,309,246 at July 31, 2014 and April 30, 2014	5,501,240	5,602,754
Goodwill	3,222,899	3,222,899
Other assets	1,003,384	790,390

Total other long-term assets	9,727,523	9,616,043

Total assets	$128,423,973	$125,479,431

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$30,975,751	$27,141,079
Accrued wages	3,261,062	4,027,029
Accrued expenses	2,708,577	2,526,045
Income taxes payable	-	80,936
Current portion of long-term debt	2,101,018	2,126,017
Current portion of capital lease obligations	791,738	765,961
Current portion of contingent consideration	275,288	331,429

Total current liabilities	40,113,434	36,998,496

Long-term debt, less current portion	24,107,204	24,198,500
Capital lease obligations, less current portion	2,314,888	2,423,001
Contingent consideration, less current portion	1,418,697	1,533,571
Other long-term liabilities	552,046	525,739
Deferred rent	1,191,274	1,176,121
Deferred income taxes	3,217,660	3,217,660

Total long-term liabilities	32,801,769	33,074,592

Total liabilities	72,915,203	70,073,088

Commitments and contingencies:

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,040,807 and 4,012,319 shares issued
and outstanding at July 31, 2014 and April 30, 2014	40,441	40,215
Capital in excess of par value	20,949,888	20,864,497
Retained earnings	34,518,441	34,501,631

Total stockholders' equity	55,508,770	55,406,343

Total liabilities and stockholders' equity	$128,423,973	$125,479,431

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net sales	$54,947,477	$56,166,061
Cost of products sold	50,201,029	49,877,653

Gross profit	4,746,448	6,288,408

Selling and administrative expenses	4,514,211	4,855,558

Operating income	232,237	1,432,850

Other income	(39,876)	(21,449)
Interest expense	256,547	213,960
Income from operations before income tax (benefit) expense	15,566	1,240,339

Income tax (benefit) expense	(1,244)	272,875

Net income	$16,810	$967,464

Earnings per share - basic	$0.00	$0.24

Earnings per share - diluted	$0.00	$0.24

Weighted average shares of common stock outstanding
Basic	4,028,535	3,961,232

Weighted average shares of common stock outstanding
Diluted	4,105,627	4,011,001

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$16,810	$967,464

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization	1,210,235	1,172,137
Stock-based compensation	28,038	29,292
Restricted stock expense	1,746	5,236
Employee stock purchases	49,712	-
Deferred income tax benefit	(14,221)	(45,011)
Amortization of intangibles	101,514	87,246
Loss from disposal or sale of machinery and equipment	-	1,675

Changes in assets and liabilities
Accounts receivable	(499,255)	(99,385)
Inventories	(3,816,960)	(1,797,940)
Prepaid expenses and other assets	(379,438)	474,201
Income taxes payable/refundable	(466,051)	228,026
Trade accounts payable	3,834,672	1,365,181
Deferred rent	15,153	21,091
Accrued expenses and wages	(728,143)	(33,872)

Net cash (used in) provided by operating activities	(646,188)	2,375,341

Cash flows from investing activities
Purchases of machinery and equipment	(2,038,346)	(4,900,370)

Net cash used in investing activities	(2,038,346)	(4,900,370)

Cash flows from financing activities
Proceeds from the exercise of common stock options	6,120	-
Payments under capital lease and sale leaseback agreements	(191,307)	(56,440)
Payments under building notes payable	(37,749)	(24,999)
Net changes under lines of credit	(78,546)	763,208
Change in bank overdraft	-	33,066

Net cash (used in) provided by financing activities	(301,482)	714,835

Change in cash	(2,986,016)	(1,810,194)
Cash at beginning of period	5,440,319	4,607,731

Cash at end of period	$2,454,303	$2,797,537

Supplementary disclosures of cash flow information
Cash paid for interest	$241,511	$195,973
Cash paid for income taxes	104,110	4,200
Cash refunded for income taxes	-	(159,999)
Purchase of machinery and equipment financed
under a capital lease	108,971	-

The accompanying notes to financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2014

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

Note B - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2014	2014

Finished products	$22,577,250	$18,553,112
Work-in-process	3,135,634	3,126,596
Raw materials	33,588,822	33,853,653
	59,301,706	55,533,361
Less obsolescence reserve	1,756,369	1,804,984
	$57,545,337	$53,728,377

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
	2014	2013

Net income	$16,810	$967,464
Weighted-average shares
Basic	4,028,535	3,961,232
Effect of dilutive stock options	77,092	49,769

Diluted	4,105,627	4,011,001

Basic earnings per share	$0.00	$0.24

Diluted earnings per share	$0.00	$0.24

Options to purchase 97,854 and 540,192 shares of common stock were outstanding at July 31, 2014 and 2013, respectively.  There were no options granted during the quarter ended July 31, 2014. During the quarter ended July 31, 2013 there were 25,000 options granted.  The Company recognized $18,372 and $29,300 in stock option expense for the three month period ended July 31, 2014 and 2013, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was approximately $35,235 and $115,725 at July 31, 2014 and 2013, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,330 vested in June 2012, 8,330 vested in June 2013 and 8,340 in June 2014.  The Company recognized approximately $1,746 and $5,250 in compensation expense for the three months period ended July 31, 2014 and 2013, respectively.  There was no issuance of restricted stock during the quarters ended July 31, 2014 and 2013.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $0 and $11,830 and at July 31, 2014 and 2013 respectively.

On October 1, 2013, the Company granted 1,500 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 7,500 restricted shares were granted and the shares vested six months from the date of grant.  The Company recognized approximately $39,700 in compensation expense in fiscal year 2014.  There was no unrecognized compensation expense related to the 7,500 shares of restricted stock at July 31, 2014.

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share - Continued

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to our employees and the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.    In the quarter ended July 31, 2014, 3,790 shares were issued under the ESPP and the Company recorded $9,666 in compensation expense.  During the quarter ended July 31, 2014, the Company recorded $49,712 within stockholders equity relating to purchases under the ESPP.

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

In May 2012 two of the financial covenants under the senior secured credit facility were amended.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015.

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

As of July 31, 2014, there was a $22,921,454 outstanding balance and $7,078,546 of unused availability under the credit facility agreement, assuming the company remained in compliance with its financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is prime rate (3.25% at July 31, 2014) or LIBOR plus two and a one half percent (2.75% at July 31, 2014), which is paid monthly.  At July 31, 2014, the Company was in compliance with its amended financial covenants.

In August 2014 the Company and Wells Fargo, N.A. agreed on a proposal to extend the existing senior secured credit facility for three years from the date of closing.  Under the proposal financial covenants will be amended, an unused line fee will be added and the net borrowing interest rate will be reduced. The Company expects the transaction will close by October 31, 2014.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 is due on or before January 8, 2015.  The outstanding balance as of July 31, 2014 was $2,050,018.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250 and bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of July 31, 2014 was $1,236,750.

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets

Goodwill

The change in carrying amount of goodwill for the three months ended July 31, 2014, are as follows:

Total

Balance at April 30, 2014	$3,222,899
Changes in carrying amount	-
Balance at July 31, 2014	$3,222,899

Other Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2014 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.8	4,690,000	323,790
Backlog	-	22,000	22,000
Trade names	17.8	980,000	106,158
Non-compete agreements	4.8	50,000	15,470
Patents	2.8	400,000	173,342
Total		$8,912,000	$3,410,760

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April  30,  2014, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.1	4,690,000	256,311
Backlog	-	22,000	22,000
Trade names	18.1	980,000	93,909
Non-compete agreements	5.1	50,000	13,685
Patents	3.1	400,000	153,341
Total		$8,912,000	$3,309,246

Estimated aggregate amortization expense for intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 9 months of the fiscal year ending April 30:	2015	$327,096
For the fiscal year ending April 30:	2016	470,899
	2017	490,010
	2018	435,043
	2019	423,721
	2020	411,406
	Thereafter	2,943,065
		$5,501,240

Amortization expense was $101,514 and $87,246 for the quarters ended July 31, 2014 and 2013, respectively.

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note F -  Critical Accounting Policies

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

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note  F -  Critical Accounting Policies - Continued

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

SigmaTron International, Inc.

July 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note  F - Critical Accounting Policies - Continued

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

Note G  - Subsequent Event

In August 2014 the Company and Wells Fargo Bank, N.A. agreed on a proposal to extend the existing senior secured credit facility for the existing three years from the date of closing.  The existing facility expires on October 31, 2015.  Under the terms of the proposal, financial covenants will be amended, an unused line fee will be added and net borrowing interest rates will be reduced.  The Company expects the transaction will close by October 31, 2014.

SigmaTron International, Inc.

July 31, 2014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview:

The Company operates in one business segment as an independent provider of electronic manufacturing services, which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

The Company relies on numerous third-party suppliers for components used in the Company’s production process.  Certain of these components are available only from single-sources or a limited number of suppliers.  In addition, a customer’s specifications may require the Company to obtain

SigmaTron International, Inc.

July 31, 2014

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2014 and 2013.

As the Company has stated previously, customers demand for product can be volatile and the Company experienced an unexpected short term slowdown in shipments during the quarter ended July 31, 2014.  Revenue was down from the fourth quarter of fiscal 2014.  While there is some seasonality to the Company’s overall customer demand, this slowdown was unexpected going into the first quarter of fiscal 2015 and the Company believes it reflects the continuing volatility of customer demand and the short term focus of the economy.

The Company was able to manage to breakeven results for the quarter ended July 31, 2014,  in spite of the lower revenue in the quarter and the continuing pricing pressures in the market.  And furthermore, the Company is pleased to report that the revenue for the second quarter of fiscal year 2015 has started out stronger than the first quarter of fiscal year 2015.  The Company suspects that the slowdown experienced in the first fiscal quarter of 2015 was primarily due to customers managing their inventories short term and are now back on track to their original forecasts.

The Company has recently been awarded new programs with existing customers that is expected to increase its business with them.  Also, several programs with new customers will launch during the second quarter of fiscal year 2015 which should help set the stage for future revenue growth, which is important given the pricing pressures the Company faces.  Even with continuing margin pressures the Company continues to see positive developments and anticipates improved results in the future.  The addition of the Spitfire engineering capability continues to be a positive for the Company as it attracts new customers in new markets and supports new programs with existing customers.  The Company will continue to plan for growth while managing the operations to be flexible to the volatile demand swings, with an eye on long term results.

On May 31, 2012, the Company acquired certain assets and assumed certain liabilities of Spitfire.  Spitfire was a privately held Illinois corporation with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam.  Both manufacturing sites were among the assets acquired by the Company.  Spitfire was an original equipment manufacturer of electronic controls, with a focus on the major appliance (white goods) industry.  Although North America is currently its primary market, Spitfire has applications that can be used worldwide.  The Company provided

SigmaTron International, Inc.

July 31, 2014

manufacturing solutions for Spitfire since 1994, and was a strategic partner to Spitfire as it developed its original equipment manufacturer electronic controls business.

The Company’s Spitfire division provides cost effective designs as control solutions for its customers, primarily in high volume applications of domestic cooking ranges, dishwashers, refrigerators, and portable appliances.  It is a member of the Association of Home Appliance Manufacturer as well as other industry related trade associations and is ISO 9001:2008 certified.  The acquisition has enabled the Company to offer design services for the first time in specific markets.

Due to the acquisition of Spitfire, effective June 1, 2012, the Company discontinued selling to Spitfire.  The Company instead began selling directly to Spitfire’s former customers.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy has continued to serve the Company well during these uncertain economic times as its customers continuously evaluate their supply chain strategies.

In fiscal years 2013 and 2014, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more cost-competitive manufacturing location to service North America.  Indications suggest that this trend will continue.

Results of Operations:

Net Sales

Net sales decreased for the three month period ended July 31, 2014 to $54,947,477 from $56,166,061 for the three month period ended July 31, 2013.  Sales volume decreased for the three month period ended July 31, 2014 as compared to the same period in the prior fiscal year in the industrial electronics, fitness and gaming marketplace.  The decrease in sales for these marketplaces was partially offset by an increase in sales in the telecommunications, appliance, medical/life sciences, semiconductor equipment and consumer electronics marketplaces.  Customer demand for product can be volatile and the Company experienced a  slowdown during the quarter ended July 31, 2014.  Sales were down from the fourth quarter of fiscal 2014.  While there is some seasonality to the Company’s overall customer demand, this slowdown was unexpected going into the first quarter of fiscal 2015 and the Company believes it reflects the continuing volatility and the short term focus of the economy.

The Company is pleased to report that the sales for the second quarter of fiscal year 2015 have started stronger than the first quarter of fiscal year 2015.  The Company suspects that the slowdown experienced in the first quarter of fiscal 2015 was primarily due to customers managing their inventories short term and those customers are now back on track to their original forecast.  The Company has recently been awarded new programs with existing customers that is expected to increase its business with them.  Also, several programs with new customers will launch during the second quarter of fiscal 2015 which should help set the stage for future revenue growth, which is important given the pricing pressures the Company faces.

SigmaTron International, Inc.

July 31, 2014

Gross Profit

Gross profit decreased during the three month period ended July 31, 2014 to $4,746,448 or 8.6% of net sales, compared to $6,288,408 or 11.2  % of net sales for the same period in the prior fiscal year.  The decrease in gross profit for the three month period ended July 31, 2014 was primarily the result of  decreased sales to customers and continuing pricing pressures. As the Company concentrates on growth it will manage its operations to be flexible to volatile customer demands and pricing pressures, with an eye on long term results.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $4,514,211 or 8.2% of net sales for the three month period ended July 31, 2014, compared to $4,855,558 or 8.6% of net sales for the same period in the prior fiscal year.  The net decrease for the three month period ended July 31, 2014 was approximately $341,000.   Bonus expense, legal fees and sales salaries accounted for approximately $310,000 of the decrease in selling and administrative expense for the quarter ended July 31, 2014.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in purchasing, accounting and IT salaries, and additional expenses at the Elgin location.

Interest Expense

Interest expense increased to $256,547 for the three month period ended July 31, 2014 compared to $213,960 for the same period in the prior fiscal year.  The increase in interest expense for the three month period ended July 31, 2014 was due to increased borrowings under the Company’s banking arrangements and capital lease obligations.  Interest expense for future quarters may increase if interest rates or borrowings, or both, increase.

Taxes

The income tax benefit from operations was $1,244 for the three month period ended July 31, 2014 compared to an income tax expense of $272,875 for the same period in the prior fiscal year.  The income tax benefit for the three month period ended July 31, 2014 is a result of lower pre-tax income for the period compared to the quarter ended July 31, 2013.  The Company’s effective tax rate was negative 8% and 22% for the quarter ended July 31, 2014 and 2013, respectively.  The decrease in the effective tax rate between periods was driven by the tax benefit of the pre-tax loss in the U.S. which offsets a higher level of pre-tax income by foreign subsidiaries, which are subject to lower statutory tax rates.

Net Income

Net income was $16,810 for the three month period ended July 31, 2014 compared to net income of $967,464 for the same period in the prior fiscal year. Basic and diluted earnings per share for the first quarter of 2014 were $0.00 compared to basic and diluted earnings per share of $0.24 for the same period in the prior fiscal year.

SigmaTron International, Inc.

July 31, 2014

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $646,188 for the three months ended July 31, 2014, compared to cash flow provided by operating activities of $2,375,341 for the same period in the prior fiscal year.  During the first three months of fiscal year 2014, cash flow used in operating activities was primarily the result of increased inventories in the amount of $3,816,960, due to a slowdown in customer sales during the quarter.  Net cash used in operating activities was partially offset by an increase in trade accounts payable in the amount of $3,834,672, and the result of net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable was due to payments in the ordinary course of business.

Cash flow provided by operating activities was $2,375,341 for the three months ended July 31, 2013.  During the first three months of fiscal year 2014, cash flow used in operating activities was the result of net income, the non-cash effects of depreciation and amortization, stock-based compensation expense and an increase of $1,365,181 in trade accounts payable.  The increase in accounts payable was due to timing of payments in the ordinary course of business.  Net cash provided by operating activities was partially offset by an increase in inventories and accounts receivable.  The increase in accounts receivable of $99,385 and inventories of $1,797,940 was primarily related to increased customer orders during the period.

Investing Activities.

During the first three months of fiscal year 2015, the Company purchased $2,038,346 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases and potentially expand manufacturing operations in Mexico and China in fiscal year 2015 in the amount of approximately $13,800,000.  The Company anticipates purchases and expansions will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or complete the pending renewal of its credit agreements in the future.

During the first three months of fiscal year 2014, the Company purchased approximately $4,900,000 in machinery and equipment to be used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $3,500,000 during the balance of fiscal year 2014.  The purchases were funded by lease transactions and its bank line of credit.

Financing Activities.

Cash used in financing activities was $301,482 for the three months ended July 31, 2014, compared to cash provided by financing activities of $714,835 for the same period in the prior fiscal year.  Cash used in financing activities was primarily the result of payments under capital lease and sales leaseback agreements.

Cash provided by financing activities was $714,835 for the three months ended July 31, 2013.   Cash provided by financing activities was primarily the result of increased borrowings of $763,208 under

SigmaTron International, Inc.

July 31, 2014

the credit facility.  The additional borrowings were required to support the purchases of machinery and equipment and the increase in inventory.

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

In conjunction with Spitfire acquisition, two of the financial covenants required by terms of the senior secured credit facility were amended as of May 31, 2012.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015.

As of July 31, 2014, there was a $22,921,454 outstanding balance and $7,078,546 of unused availability under the credit facility agreement, assuming the Company remained in compliance with its financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is prime rate (3.25% at July 31, 2014) or LIBOR plus two and a one half percent (2.75% at July 31, 2014), which is paid monthly.  At July 31, 2014, the Company was in compliance with its amended financial covenants.

In August 2014 the Company and Wells Fargo, N.A. agreed on a proposal to extend the existing senior secured credit facility for three years from the date of closing.  Under the proposal financial covenants will be amended, an unused line fee will be added and the net borrowing interest rate will be reduced. The Company expects the transaction will close by October 31, 2014.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 is due on or before January 8, 2015.  The outstanding balance as of July 31,  2014 was $2,050,018.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At July 31,  2014, $123,098 and $302,608 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at July 31,  2014 of the equipment under the lease finance agreement and sale leaseback agreement was $214,546 and $533,389, respectively.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At July 31, 2014, the

SigmaTron International, Inc.

July 31, 2014

balance outstanding under the capital lease agreement was $92,452.  The net book value of the equipment under this lease at July 31, 2014 was $154,815.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded in the first quarter of fiscal 2015 was $8,142.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent expense recorded in the first quarter of fiscal 2015 was $23,295.

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

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in June 2012.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At July 31, 2014,  $1,856,911 and $67,235 was outstanding under the first and second agreements, respectively.  The net book value at July 31, 2014 of the equipment under each of the two agreements was $1,784,396 and $66,431.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250 and bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of July 31,  2014 was $1,236,750.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of $5.65%.  At July  31, 2014, the balance outstanding under the capital lease agreement was $558,195.  The net book value of the equipment under the lease as of July 31, 2014 was $561,066.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At July 31, 2014, the balance outstanding under the capital lease was $106,217.  The net book value of the equipment under the lease as of July 31, 2014 was $106,701.

SigmaTron International, Inc.

July 31, 2014

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuation for the quarter ended July 31,  2014  resulted in a foreign currency  loss of approximately $76,900 compared to a foreign currency gain of approximately $8,000 for the same period in the prior year.  During the first three months of fiscal year 2015, the Company’s U.S. operations paid approximately $12,200,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is approximately $13,000,000.  The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2015 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory, capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by seeking an increase in its secured line of credit or raising capital from other sources of debt or equity.  In addition, in the event the Company expands its operations, its business grows rapidly, the current economic climate deteriorates, customers delay payments, or the Company consummates an acquisition, additional financing resources would be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or complete the pending renewal of its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments:

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

SigmaTron International, Inc.

July 31, 2014

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July 31, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2014, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As of July 31, 2014, the Company was not a party to any material legal proceedings.

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

Item 1A.Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in the Current Report on Form 8-K filed on June 4, 2012 (the “Report”), the Company agreed to sell a total of 50,000 shares of the Company’s common stock to Gregory Jay Ramsey in

SigmaTron International, Inc.

July 31, 2014

connection with the closing of the Spitfire Transaction, which served as partial consideration for the Acquired Assets (as such term is defined in the Report).  The information contained in the Report with respect to such sale is incorporated herein by reference.  Of the total, 12,500 shares were sold in each of June, 2012, 2013 and 2014, each in an unregistered sale, in accordance with and under Rule 506 under the Securities Act of 1933, as amended.  The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012, and updated on June 17, 2013, and June 10, 2014, which information is incorporated herein by reference. The remaining shares will vest and be sold in one additional installment of 12,500 shares on May 31, 2015, and no event will accelerate the vesting thereof.  The unvested shares may be forfeited in limited circumstances, as described in the Report.

The Company hired Peter Sognefest as an employee in connection with the Spitfire Transaction and agreed to sell a total of 25,000 shares of the Company’s common stock to Mr. Sognefest in connection with Mr. Sognefest’s hiring, and in partial consideration for his services rendered and to be rendered to the Company as an employee.  Of the total, 8,330 shares were sold in each of June, 2012 and June, 2013, and 8,340 shares were sold in June 2014, each in an unregistered sale, in accordance with and under Rule 506 under the Securities Act of 1933, as amended.  The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012, and updated on June 17, 2013, and June10, 2014, which information is incorporated herein by reference.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1This Schedule # 1217927 to Master Lease Agreement Number 81344 entered into between CIT Finance LLC and SigmaTron International, Inc., dated May 7, 2014.

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

SigmaTron International, Inc.

July 31, 2014

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

July 31, 2014

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 11, 2014

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 11, 2014

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)