Form 10-Q
period 2014-10-31
SIGMATRON INTERNATIONAL INC
filed 2014-12-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

SigmaTron International, Inc.

October 31, 2014

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 10,  2014:  4,054,146

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	October 31,
	2014	April 30,
	(Unaudited)	2014

Current assets:
Cash	$2,273,584	$5,440,319
Accounts receivable, less allowance for doubtful
accounts of $175,000 and $150,000 at October 31, 2014
and April 30, 2014	20,476,029	19,293,791
Inventories, net	59,087,958	53,728,377
Prepaid expenses and other assets	1,817,960	1,826,254
Refundable income taxes	31,569	-
Deferred income taxes	2,571,764	2,524,993
Other receivables	190,616	356,746

Total current assets	86,449,480	83,170,480

Property, machinery and equipment, net	33,868,615	32,692,908

Intangible assets, net of amortization of $3,519,792
and $3,309,246 at October 31, 2014 and April 30, 2014	5,392,208	5,602,754
Goodwill	3,222,899	3,222,899
Other assets	1,066,810	790,390

Total other long-term assets	9,681,917	9,616,043

Total assets	$130,000,012	$125,479,431

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$30,466,623	$27,141,079
Accrued wages	3,351,998	4,027,029
Accrued expenses	2,911,944	2,526,045
Income taxes payable	-	80,936
Current portion of long-term debt	2,076,019	2,126,017
Current portion of capital lease obligations	1,203,798	765,961
Current portion of contingent consideration	275,288	331,429
Current portion of deferred rent	122,380	12,302

Total current liabilities	40,408,050	37,010,798

Long-term debt, less current portion	23,673,000	24,198,500
Capital lease obligations, less current portion	3,963,170	2,423,001
Contingent consideration, less current portion	1,353,697	1,533,571
Deferred rent, less current portion	1,084,047	1,163,819
Other long-term liabilities	549,426	525,739
Deferred income taxes	3,217,660	3,217,660

Total long-term liabilities	33,841,000	33,062,290

Total liabilities	74,249,050	70,073,088

Commitments and contingencies:

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,054,146 and 4,012,319 shares issued
and outstanding at October 31, 2014 and April 30, 2014	40,574	40,215
Capital in excess of par value	21,045,517	20,864,497
Retained earnings	34,664,871	34,501,631

Total stockholders' equity	55,750,962	55,406,343

Total liabilities and stockholders' equity	$130,000,012	$125,479,431

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$61,533,519	$56,577,287	$116,480,996	$112,743,348
Cost of products sold	55,719,766	50,581,151	105,920,795	100,458,804

Gross profit	5,813,753	5,996,136	10,560,201	12,284,544

Selling and administrative expenses	4,847,801	4,839,754	9,362,012	9,695,312

Operating income	965,952	1,156,382	1,198,189	2,589,232

Other income	(35,818)	(29,523)	(75,694)	(50,973)
Interest expense	278,516	236,094	535,063	450,054
Income from operations before income tax expense	723,254	949,811	738,820	2,190,151

Income tax expense	576,825	165,157	575,581	438,030

Net income	$146,429	$784,654	$163,239	$1,752,121

Earnings per share - basic	$0.04	$0.20	$0.04	$0.44

Earnings per share - diluted	$0.04	$0.19	$0.04	$0.43

Weighted average shares of common stock outstanding
Basic	4,044,240	3,961,232	4,036,387	3,961,232

Weighted average shares of common stock outstanding
Diluted	4,120,178	4,037,627	4,118,711	4,028,681

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$163,239	$1,752,121

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation	2,462,245	2,386,867
Stock-based compensation	42,805	54,236
Amortization of intangibles	210,546	173,724
Restricted stock expense	12,000	8,599
Employee stock purchases	84,453	-
Provision for doubtful accounts	25,000	-
Deferred income tax benefit	(46,771)	(37,029)
Loss from disposal or sale of machinery and equipment	5,141	1,675
Tender offer - stock options	-	300,410

Changes in assets and liabilities
Accounts receivable	(1,207,238)	541,183
Inventories	(5,359,581)	157,306
Prepaid expenses and other assets	(101,995)	345,915
Income taxes payable/refundable	(112,505)	201,655
Trade accounts payable	3,325,544	(3,844,814)
Deferred rent	30,306	42,182
Accrued expenses and wages	(501,460)	178,920

Net cash (used in) provided by operating activities	(968,271)	2,262,950

Cash flows from investing activities
Purchases of machinery and equipment	(2,317,007)	(6,344,654)

Net cash used in investing activities	(2,317,007)	(6,344,654)

Cash flows from financing activities
Payment of tendered stock options	-	(300,410)
Proceeds from the exercise of common stock options	42,121	-
Proceeds under sale leaseback agreements	1,102,317	2,281,354
Payments under capital lease and sale leaseback agreements	(450,397)	(155,153)
Proceeds under building notes payable	-	1,275,000
Payments under building notes payable	(75,498)	(49,998)
Borrowings under lines of credit	77,978,706	70,196,798

Payments under lines of credit	(78,478,706)	(68,696,798)

Net cash provided by financing activities	118,543	4,550,793

Change in cash	(3,166,735)	469,089
Cash at beginning of period	5,440,319	4,607,731

Cash at end of period	$2,273,584	$5,076,820

Supplementary disclosures of cash flow information
Cash paid for interest	$506,629	$211,843
Cash paid for income taxes	108,610	-
Cash refunded for income taxes	-	(52,437)
Purchase of machinery and equipment financed
under a capital leases	1,326,086	-
Purchase of machinery and equipment financed
under sale leaseback agreements	1,102,617	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2014

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

Note B - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2014	2014

Finished products	$22,559,774	$18,553,112
Work-in-process	3,123,614	3,126,596
Raw materials	35,122,312	33,853,653
	60,805,700	55,533,361
Less obsolescence reserve	1,717,742	1,804,984
	$59,087,958	$53,728,377

SigmaTron International, Inc.

October 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Net income	$146,429	$784,654	$163,239	$1,752,121
Weighted-average shares
Basic	4,044,240	3,961,232	4,036,387	3,961,232
Effect of dilutive stock options	75,938	76,395	82,324	67,449

Diluted	4,120,178	4,037,627	4,118,711	4,028,681

Basic earnings per share	$0.04	$0.20	$0.04	$0.44

Diluted earnings per share	$0.04	$0.19	$0.04	$0.43

Options to purchase 90,354 and 145,142 shares of common stock were outstanding at October 31, 2014 and 2013, respectively.  There were no options granted during the quarter ended October 31, 2014 and 20,000 options were granted in the quarter ended October 31, 2013.  The Company recognized $4,559 and $18,185 in stock option expense for the three month period ended October 31, 2014 and 2013, respectively.  There were no options granted during the six month period ended October 31, 2014 and 20,000 options were granted during the six month period ended October 31, 2013.  The Company recognized $22,931 and $47,500 in stock option expense for the six months ended October 31, 2014 and 2013, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was approximately $30,680 and $95,600 at October 31, 2014 and 2013, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,330 vested in June 2012, 8,330 vested in June 2013 and 8,340 vested in June 2014.  The Company recognized $0 and approximately $3,400 in compensation expense for the three month period ended October 31, 2014 and 2013, respectively.  The Company recognized $0 and approximately $8,600 in compensation expense for the six months ended October 31, 2014 and 2013, respectively.  There was no issuance of restricted stock to employees during the three and six month periods ended October 31, 2014 and 2013, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $0 and approximately $8,500 and at October 31, 2014 and 2013, respectively.

On October 1, 2013, the Company granted 1,500 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 7,500 restricted shares were granted and the shares vested six months from the date of grant.  The Company recognized approximately $6,800 in compensation expense for the three and six months ended October 31, 2013.  At October 31, 2014 there was no unrecognized compensation expense related to the issuance of those 7,500 shares of restricted stock.

SigmaTron International, Inc.

October 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share - Continued

On October 1, 2014, the Company granted 1,750 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 8,750 restricted shares were granted and the shares vest in six months from the date of grant.  The Company recognized $10,254 in compensation expense for the three and six months ended October 31, 2014.  The balance of unrecognized compensation expense related to the 8,750 shares of restricted stock was approximately $49,950 at October 31, 2014.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.    For the three months ended October 31, 2014, 5,839 shares were issued under the ESPP and the Company recorded $10,208 in compensation expense.  For the six months ended October 31, 2014, 9,629 shares were issued under the ESPP and the Company recorded $19,874 in compensation expense.  During the three and six months ended October 31, 2014, the Company recorded $34,684 and $84,336, respectively to stockholders’ equity relating to purchases under the ESPP.

The Company offered to purchase 395,190 Eligible Options (as defined below) from  Eligible Holders (as defined below) upon the terms  stated in Schedule TO (“TO”) filed with the SEC on October 1, 2013.  The stock options subject to the TO were those options to purchase SGMA common stock which had not expired or terminated prior to October 29, 2013, having the grant dates and exercise prices set forth in the TO (the “Eligible Options”).  Eligible Options, all of which were fully vested, were granted under the following Company stock option plans: 1993 Stock Option Plan, 2004 Employee Stock Option Plan, 2000 Directors’ Stock Option Plan and 2004 Directors’ Stock Option Plan.

“Eligible Holders” were: (a) those current or former employees, including all officers, who held Eligible Options as of October 29, 2013; and (b) all current or former directors of the Company who held Eligible Options as of October 29, 2013.

The Company offered to pay a cash amount ranging from $0.18 to $1.35 per Eligible Option, totaling up to $301,500, as specifically set forth in the TO.  Each Eligible Holder who participated in the TO received cash payment (subject to tax and other withholding for employees) for each properly tendered Eligible Option promptly following October 29, 2013.

The Company made this offer subject to the terms and conditions stated in the TO and 394,200 Eligible Options were tendered and purchased for a total cash payment of $300,410 as of October 31, 2013.

SigmaTron International, Inc.

October 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and it had an initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015.

On October 31, 2014, the Company and Wells Fargo, N.A. extended the senior secured credit facility to October 31, 2017.  Pursuant to the agreement, financial covenants were amended, an unused line fee was added, and the borrowing interest rate was changed.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the prime rate (effectively 3.25% at October 31, 2014) or LIBOR plus two and one quarter percent (effectively 2.50% at October 31, 2014).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base.  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000; however at no time can the borrowings under the credit facility exceed $30,000,000.  As of October 31, 2014, there was a $22,500,000 outstanding balance and $7,500,000 of unused availability under the credit facility agreement.  At October 31, 2014, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 is due on or before January 8, 2015.  The Company expects to refinance the mortgage agreement prior to January 8, 2015.  The outstanding balance as of October 31, 2014 was $2,025,019.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of October 31, 2014 was $1,224,000.

SigmaTron International, Inc.

October 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets

Goodwill

The change in carrying amount of goodwill for the six months ended October 31, 2014, are as follows:

Total

Balance at April 30, 2014	$3,222,899
Changes in carrying amount	-
Balance at October 31, 2014	$3,222,899

Other Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2014 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.5	4,690,000	398,787
Backlog	-	22,000	22,000
Trade names	17.5	980,000	118,407
Non-compete agreements	4.5	50,000	17,255
Patents	2.5	400,000	193,343
Total		$8,912,000	$3,519,792

SigmaTron International, Inc.

October 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April  30,  2014, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.1	4,690,000	256,311
Backlog	-	22,000	22,000
Trade names	18.1	980,000	93,909
Non-compete agreements	5.1	50,000	13,685
Patents	3.1	400,000	153,341
Total		$8,912,000	$3,309,246

Estimated aggregate amortization expense for intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 6 months of the fiscal year ending April 30:	2015	$218,064
For the fiscal year ending April 30:	2016	470,899
	2017	490,010
	2018	435,043
	2019	423,721
	Thereafter	3,354,471
		$5,392,208

Amortization expense was $109,032 and $86,748 for the three months ended October 31, 2014 and 2013, respectively.  Amortization expense was $210,546 and 173,724 for the six month periods ended October 31, 2014 and 2013, respectively.

SigmaTron International, Inc.

October 31, 2014

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

Revenue Recognition - Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a 90 day warranty for workmanship only, except for products with proprietary design, and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The warranty period for proprietary design varies based on specific design specifications.  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

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

October 31, 2014

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

October 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note F - Critical Accounting Policies - Continued

During the second quarter of fiscal year 2015, the Company received distributions from two of its subsidiaries based in Mexico, Acuna in the amount of $2,041,432 and Tijuana in the amount of $965,394. The U.S. income tax on these distributions of $333,128 was reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The distribution from the foreign subsidiaries based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries.

During the second quarter of fiscal year 2015, the Company recorded a discrete tax expense of $529,257 related to the inability to realize the tax benefit of a foreign tax credit that was generated in the period.  The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period are insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers."  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, we will adopt this ASU on May 1, 2017.  Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use and the full impact this ASU will have on our future consolidated financial statements.

SigmaTron International, Inc.

October 31, 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note F - Critical Accounting Policies - Continued

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for the Company beginning with the annual reporting for Fiscal 2016, and reports for interim and annual periods thereafter.  Early adoption is permitted. The Company is evaluating the impact of adoption of this ASU, but does not expect the adoption to have a material impact on its consolidated financial statements.

SigmaTron International, Inc.

October 31, 2014

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

October 31, 2014

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three and six months ended October 31, 2014 and 2013, respectively.

The Company continued to experience volatile demand from its customer base, but revenue was more in line with the Company’s expectations after lower-than-anticipated first fiscal quarter revenue.  From the Company’s perspective, the general economy remains sluggish and volatile and margin pressures continue.  However, the Company remains cautiously optimistic going forward as several new customers are scheduled to begin production with the Company in the third and fourth quarters of fiscal 2015.  These customers will continue to help the Company diversify the markets it serves and hopefully will help stabilize its revenue base.  While the Company expects to continue to encounter volatile customer demand for the balance of fiscal 2015, it will continue its efforts to best manage that environment while positioning the Company for growth.

On May 31, 2012, the Company acquired certain assets and assumed certain liabilities of Spitfire.  Spitfire was a privately held Illinois corporation with captive manufacturing sites in Chihuahua, Mexico and suburban Ho Chi Minh City, Vietnam.  Both manufacturing sites were among the assets acquired by the Company.  Spitfire was an original equipment manufacturer of electronic controls, with a focus on the major appliance (white goods) industry.  Although North America is currently the primary market for the Spitfire division, it has applications that the Company believes can be used worldwide.  The Company provided manufacturing solutions for Spitfire since 1994, and was a strategic partner to Spitfire as it developed its original equipment manufacturer electronic controls business.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy has continued to serve the Company well during these uncertain economic times as its customers continuously evaluate their supply chain strategies.

In fiscal years  2014 and 2013, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more cost-competitive manufacturing location to service North America.  Indications suggest that this trend will continue.

SigmaTron International, Inc.

October 31, 2014

Results of Operations:

Net Sales

Net sales increased for the three month period ended October 31, 2014 to $61,533,519 from $56,577,287 for the three month period ended October 31, 2013. Net sales increased for the six month period ended October 31, 2014 to $116,480,996 from $112,743,348 for the same period in the prior fiscal year.  Sales volume increased for the three and six month periods ended October 31, 2014 as compared to the prior year in the appliance marketplace.  The increase in sales for this marketplace was partially offset by a decrease in sales in the industrial electronics, fitness, gaming and medical/life sciences marketplaces.  The Company continued to experience volatile demand from its customer base, but revenue was more in line with the Company’s expectations after lower-than-anticipated first fiscal quarter revenue.  The Company remains cautiously optimistic going forward as several new customers are scheduled to begin production with the Company in the third and fourth quarters of fiscal 2015.  These customers will continue to diversify the markets the Company serves and hopefully will help stabilize its revenue base.  While the Company expects to continue to encounter volatile customer demand for the balance of fiscal 2015, it will continue its efforts to best manage that environment while positioning the Company for growth.

Gross Profit

Gross profit decreased during the three month period ended October 31, 2014 to $5,813,753 or 9.4% of net sales compared to $5,996,136 or 10.5 % of net sales for the same period in the prior fiscal year.  Gross profit decreased for the six month period ended October 31, 2014 to $10,560,201 or 9.1% of net sales compared to $12,284,544 or 10.9% of net sales for the same period in the prior fiscal year. The decrease in gross profit for the three and six month period ended October 31, 2014 was primarily the result of continuing pricing pressures, which the Company expects to continue.

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,847,801 or 7.9% of net sales for the three month period ended October 31, 2014 compared to $4,839,754 or 8.6% of net sales for the same period in the prior fiscal year.  The net increase  for the three month period ended October 31, 2014 was approximately $8,000.  Commission expense, legal fees and IT salaries increased approximately $182,500 for the three months ended October 31, 2014.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in general office salaries, sales and bonus expense.  Selling and administrative expenses decreased to $9,362,012 or  8.0% of net sales for the six month period ended October 31, 2014 compared to $9,695,312 or 8.6% of net sales for the same period in the prior fiscal year.  The decrease for the six month period ended October 31, 2014 was primarily from decreases in sales salaries, amortization expense and bonus expense.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in legal fees and purchasing, accounting and IT salaries.

SigmaTron International, Inc.

October 31, 2014

Interest Expense

Interest expense increased to $278,516 for the three month period ended October 31, 2014 compared to $236,094 for the same period in the prior fiscal year.  Interest expenses for the six month period ended October 31, 2014 was $535,063 compared to $450,054 for the same period in the prior fiscal year.  The increase in interest expense for the three and six month periods ended October 31, 2014 was due to increased borrowings under the Company’s banking arrangements and capital lease obligations.  Interest expense for future quarters may fluctuate depending on interest rates or borrowings levels.

Taxes

The income tax expense was $576,825 for the three month period ended October 31, 2014 compared to an income tax expense of $165,157 for the same period in the prior fiscal year.  During the second fiscal quarter the Company recorded $529,257 in income tax expense as a discrete item related to its inability to utilize a foreign tax credit resulting from a dividend repatriation.  The distribution from its foreign subsidiaries does not change the Company’s intentions to indefinitely reinvest income from the Company foreign subsidiaries.  The income tax expense was $575,581 for the six month period ended October 31, 2014 compared to income tax expense of $438,030 for the same period in the prior year.

Net Income

Net income decreased to $146,429 for the three month period ended October 31, 2014 compared to net income of $784,654 for the same period in the prior fiscal year. Net income decreased to $163,239 for the six month period ended October 31, 2014 compared to $1,752,121 for the same period in the prior fiscal year. Basic and diluted earnings per share for the second quarter of 2014 were each $0.04 compared to basic and diluted earnings per share of $0.20 and $.019, respectively, for the same period in the prior fiscal year.  Basic and diluted earnings per share for the six month period ended October 31, 2014 were each $0.04 compared to basic and diluted earnings per share of $0.44 and $.043, respectively, for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $968,271 for the six months ended October 31, 2014, compared to cash flow provided by operating activities of $2,262,950 for the same period in the prior fiscal year.  During the first six months of fiscal year 2015, cash flow used in operating activities was primarily the result of increased inventories of $5,359,581, due to a slower demand for product than forecasted and the startup of new customer programs during the period.  Net cash used in operating activities was partially offset by an increase in trade accounts payable of $3,325,544, and the result of net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable resulted without any changes to payments to vendors in the ordinary course of business.

Cash flow provided by operating activities was $2,262,950 for the six months ended October 31, 2013. During the first six months of fiscal year 2014, cash flow provided by operating activities was primarily the result of net income, the non-cash effects of depreciation and amortization, stock-based compensation expense and a decrease of $541,183 in trade accounts receivable.  Net cash provided by operating activities was partially offset by a decrease in accounts payable.  The decrease in accounts payable of $3,844,814 was due to timing of payments to vendors in the ordinary course of business.

SigmaTron International, Inc.

October 31, 2014

Investing Activities.

During the first six months of fiscal year 2015, the Company purchased approximately $2,317,007 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases and potentially expand manufacturing operations in Mexico and China in fiscal year 2015 in the amount of approximately $12,000,000.  The Company anticipates purchases and expansions will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.

During the first six months of fiscal year 2014, the Company purchased $6,344,654 in machinery and equipment to be used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,021,000 during the balance of fiscal year 2014.

Financing Activities.

Cash provided by financing activities was $118,543 for the six months ended October 31, 2014.  Cash provided by financing activities was primarily the result of sale leaseback agreements for machinery and equipment.

Cash provided by financing activities was $4,550,793 for the six months ended October 31, 2013.

Cash provided by financing activities was primarily the result of increased borrowings under the credit facility, a sales leaseback transaction for machinery and equipment and obtaining a mortgage of the Company’s facility in Elgin, Illinois.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo with a credit limit up to $30,000,000 and it had an initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015.

On October 31, 2014, the Company and Wells Fargo, N.A. extended the senior secured credit facility to October 31, 2017.  Pursuant to the agreement, financial covenants were amended, an unused line fee was added, and the borrowing interest rate was changed.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the prime rate (effectively 3.25% at October 31, 2014) or LIBOR plus two and one quarter percent (effectively 2.50% at October 31, 2014).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base.  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000; however at no time can the borrowings under the credit facility exceed $30,000,000.  As of October 31, 2014, there was a $22,500,000 outstanding balance and $7,500,000 of unused availability under the credit facility agreement.  At October 31, 2014, the Company was in compliance with its financial covenants.

SigmaTron International, Inc.

October 31, 2014

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 is due on or before January 8, 2015.  The Company expects to refinance the mortgage prior to January 8, 2015.  The outstanding balance as of October 31, 2014 was $2,025,019.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At October 31, 2014,  $109,486 and $266,248 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at October 31, 2014 of the equipment under the lease finance agreement and sale leaseback agreement was $207,978 and $516,194, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and six month periods ended October 31, 2014 was $8,142 and $16,285, respectively. In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At October 31, 2014, the balance outstanding under the capital lease agreement was $82,683.  The net book value of the equipment under this lease at October 31, 2014 was $150,102.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent expense recorded in the three and six month periods ended October 31, 2014 was $23,295 and $23,295, respectively.

On May 31, 2012, the Company completed the acquisition of Spitfire, an OEM of electronic controls, with a focus on the major appliance industry.  The acquisition added two manufacturing operations in locations that augment the Company’s footprint and Spitfire’s design capabilities which allows the Company to offer design service for the first time in specific markets. In conjunction with the Spitfire acquisition, the Company recorded goodwill and other intangible assets of $3,222,899 and $6,142,000, respectively.

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in June 2012.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At October 31, 2014, $1,753,478

SigmaTron International, Inc.

October 31, 2014

and $63,490 was outstanding under the first and second agreements, respectively.  The net book value at October 31, 2014 of the equipment under each of the two agreements was $1,828,245 and $64,770.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of October 31, 2014 was $1,224,000.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of $5.65%.  At October  31, 2014, the balance outstanding under the capital lease agreement was $534,646.  The net book value of the equipment under the lease as of October 31, 2014 was $548,793.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At October 31, 2014, the balance outstanding under the capital lease was $101,811.  The net book value of the equipment under the lease as of October 31, 2014 was $104,430.

On August 1, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $609,179.  The term of the lease extends to July 2019 with monthly payments of $10,797 and a fixed interest rate of 5.65%.  At October 31, 2014, the balance outstanding under the capital lease was $585,279.  The net book value of the equipment under the lease as of October 31, 2014 was $592,257.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $664,676 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $12,163 and a fixed interest rate of 3.87%.  At October 31, 2014, the balance outstanding under the lease was $642,455. The net book value of the equipment under the lease as of October 31, 2014 was $594,762.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $437,641 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $8,008 and a fixed interest rate of 3.87%.  At October 31, 2014, the balance outstanding under the lease was $423,010. The net book value of the equipment under the lease as of October 31, 2014 was $414,103.

On September 22, 2014, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $106,346 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $1,947 and a fixed interest rate of 3.89%.  At October 31, 2014, the balance outstanding under the lease was $102,791. The net book value of the equipment under the lease as of October 31, 2014 was $104,131.

On October 27, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $501,590.  The term of lease extends to October 2019 with monthly payments of $8,890 and a fixed interest rate of 5.65%.  At October 31, 2014, the balance

SigmaTron International, Inc.

October 31, 2014

outstanding under the lease was $501,590. The net book value of the equipment under the lease as of October 31, 2014 was $491,359.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuation for the six month period ended October 31, 2014  resulted in a foreign currency  loss of approximately $74,135 compared to a foreign currency loss of approximately $88,000 for the same period in the prior year.  During the first six months of fiscal year 2015, the Company’s U.S. operations paid approximately $25,910,000 to its foreign subsidiaries for services provided.

During the second quarter of fiscal year 2015, the Company received distributions from two of its subsidiaries based in Mexico, Acuna in the amount of $2,041,432 and Tijuana in the amount of $965,394. The U.S. income tax on these distributions of $333,128 was reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The distribution from the foreign subsidiaries based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries.

During the second quarter of fiscal year 2015, the Company recorded a discrete tax expense of $529,257 related to the inability to realize the tax benefit of a foreign tax credit that was generated in the period.  The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period are insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

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

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2015 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory, capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by seeking an increase in its secured line of credit or raising capital from other sources of debt or equity.  In addition, in the event the Company expands its operations, its business grows rapidly, the current economic climate deteriorates, customers delay payments, or the Company consummates an acquisition, additional financing resources would be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

SigmaTron International, Inc.

October 31, 2014

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

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended October 31, 2014, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

SigmaTron International, Inc.

October 31, 2014

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As of October 31, 2014, the Company was not a party to any material legal proceedings.

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

Item 3.Defaults Upon Senior Securities.

None.

SigmaTron International, Inc.

October 31, 2014

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1This Schedule # 1223197 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated August 1, 2014.

10.2This Lease No. 003 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014.

10.3This Lease No. 004 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014.

10.4This Lease No. 005 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014.

10.5This Schedule # 1246045 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated October 27, 2014.

10.6Third Amended and Restated Credit Agreement entered into as of October 31, 2014, by and between SigmaTron International, Inc., and Wells Fargo Bank, National Association, incorporated by herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 10, 2014.

10.7Second Amended and Restated Promissory Note dated November 24, 2014 issued by the Company to Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 10, 2014.

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

October 31, 2014

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

October 31, 2014

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 12, 2014

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 12, 2014

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)