Form 10-Q
period 2015-01-31
SIGMATRON INTERNATIONAL INC
filed 2015-03-16
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number 0-23248

SIGMATRON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

_________________

Delaware	36-3918470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2201 Landmeier Road
Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (847) 956-8000

__________________

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

January 31, 2015

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 12,  2015:  4,058,737

SigmaTron International, Inc.

SigmaTron International, Inc.

Consolidated Balance Sheets

	January 31,
	2015	April 30,
	(Unaudited)	2014

Current assets:
Cash	$2,267,284	$5,440,319
Accounts receivable, less allowance for doubtful
accounts of $189,000 and $150,000 at January 31, 2015
and April 30, 2014	18,604,517	19,293,791
Inventories, net	68,646,204	53,728,377
Prepaid expenses and other assets	2,379,021	1,826,254
Refundable income taxes	354,461	-
Deferred income taxes	2,557,788	2,524,993
Other receivables	492,768	356,746

Total current assets	95,302,043	83,170,480

Property, machinery and equipment, net	33,712,993	32,692,908

Intangible assets, net of amortization of $3,628,824
and $3,309,246 at January 31, 2015 and April 30, 2014	5,283,176	5,602,754
Goodwill	3,222,899	3,222,899
Other assets	1,224,546	790,390

Total other long-term assets	9,730,621	9,616,043

Total assets	$138,745,657	$125,479,431

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$34,357,440	$27,141,079
Accrued wages	3,460,584	4,027,029
Accrued expenses	2,526,974	2,526,045
Income taxes payable	-	80,936
Current portion of long-term debt	165,000	2,126,017
Current portion of capital lease obligations	1,231,092	765,961
Current portion of contingent consideration	275,288	331,429
Current portion of deferred rent	144,574	12,302

Total current liabilities	42,160,952	37,010,798

Long-term debt, less current portion	30,388,099	24,198,500
Capital lease obligations, less current portion	3,739,626	2,423,001
Contingent consideration, less current portion	1,288,697	1,533,571
Deferred rent, less current portion	1,043,074	1,163,819
Other long-term liabilities	528,336	525,739
Deferred income taxes	3,217,660	3,217,660

Total long-term liabilities	40,205,492	33,062,290

Total liabilities	82,366,444	70,073,088

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,058,737 and 4,012,319 shares issued
and outstanding at January 31, 2015 and April 30, 2014	40,620	40,215
Capital in excess of par value	21,109,643	20,864,497
Retained earnings	35,228,950	34,501,631

Total stockholders' equity	56,379,213	55,406,343

Total liabilities and stockholders' equity	$138,745,657	$125,479,431

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$53,702,613	$54,175,196	$170,183,609	$166,918,544
Cost of products sold	48,007,248	49,357,816	153,928,043	149,816,620

Gross profit	5,695,365	4,817,380	16,255,566	17,101,924

Selling and administrative expenses	4,907,243	4,725,540	14,269,255	14,420,852

Operating income	788,122	91,840	1,986,311	2,681,072

Other income	(36,164)	(35,076)	(111,858)	(86,048)
Interest expense	262,163	257,098	797,226	707,152
Income from operations before income tax expense	562,123	(130,182)	1,300,943	2,059,968

Income tax (benefit) expense	(1,957)	(873,976)	573,624	(435,944)

Net income	$564,080	$743,794	$727,319	$2,495,912

Earnings per share - basic	$0.14	$0.19	$0.18	$0.63

Earnings per share - diluted	$0.14	$0.18	$0.18	$0.62

Weighted average shares of common stock outstanding
Basic	4,054,146	3,966,814	4,042,307	3,963,093

Weighted average shares of common stock outstanding
Diluted	4,116,015	4,088,695	4,121,657	4,055,898

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$727,319	$2,495,912

Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	3,718,753	3,602,726
Stock-based compensation	53,835	73,115
Amortization of intangibles	319,578	260,202
Restricted stock expense	42,431	32,016
Employee stock purchases	107,165	-
Provision for doubtful accounts	39,187	-
Provision for inventory obsolescence	75,279	-
Deferred income tax benefit	(32,795)	(999,167)
Loss from disposal or sale of machinery and equipment	51,896	29,725
Tender offer - stock options	-	300,410

Changes in assets and liabilities
Accounts receivable	650,087	(254,141)
Inventories	(14,993,106)	(5,547,737)
Prepaid expenses and other assets	(1,122,945)	782,749
Income taxes payable/refundable	(435,397)	355,459
Trade accounts payable	7,216,361	(1,191,187)
Deferred rent	11,527	62,005
Accrued expenses and wages	(863,934)	(942,481)

Net cash used in operating activities	(4,434,759)	(940,394)

Cash flows from investing activities
Purchases of machinery and equipment	(3,383,619)	(7,857,691)

Net cash used in investing activities	(3,383,619)	(7,857,691)

Cash flows from financing activities
Payment of tendered stock options	-	(300,410)
Proceeds from the exercise of common stock options	42,121	65,158
Proceeds under sale leaseback agreements	1,102,317	2,281,354
Payments under capital lease and sale leaseback agreements	(727,677)	(317,101)
Proceeds under building notes payable	834,481	1,275,000
Payments under building notes payable	(116,748)	(87,747)

Borrowings under lines of credit	147,837,813	99,613,767
Payments under lines of credit	(144,326,964)	(94,460,486)

Net cash provided by financing activities	4,645,343	8,069,535

Change in cash	(3,173,035)	(728,550)
Cash at beginning of period	5,440,319	4,607,731

Cash at end of period	$2,267,284	$3,879,181

Supplementary disclosures of cash flow information
Cash paid for interest	$756,618	$639,629
Cash paid for income taxes	113,210	4,200
Cash refunded for income taxes	-	212,436
Purchase of machinery and equipment financed
under a capital leases	1,407,116	-
Purchase of machinery and equipment financed
under sale leaseback agreements	1,102,317	2,281,354

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2015

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

Note B - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2015	2014

Finished products	$26,009,524	$18,553,112
Work-in-process	2,946,616	3,126,596
Raw materials	41,453,734	33,853,653
	70,409,874	55,533,361
Less obsolescence reserve	1,763,670	1,804,984
	$68,646,204	$53,728,377

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Net income	$564,080	$743,794	$727,319	$2,495,912
Weighted-average shares
Basic	4,054,146	3,966,814	4,042,307	3,963,093
Effect of dilutive stock options	61,869	121,881	79,350	92,805

Diluted	4,116,015	4,088,695	4,121,657	4,055,898

Basic earnings per share	$0.14	$0.19	$0.18	$0.63

Diluted earnings per share	$0.14	$0.18	$0.18	$0.62

Options to purchase 90,354 and 127,042 shares of common stock were outstanding at January 31, 2015 and 2014, respectively.  There were no options granted during the quarter ended January 31, 2015 and 2014.  The Company recognized $4,559 and $18,878 in stock option expense for the three month period ended January 31, 2015 and 2014, respectively.  There were no options granted during the nine month period ended January 31, 2015 and 20,000 options were granted during the nine month period ended January 31, 2014.  The Company recognized $27,491 and $52,976 in stock option expense for the nine months ended January 31, 2015 and 2014, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $26,118 and $76,743 at January 31, 2015 and 2014, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,330 vested in June 2012, 8,330 vested in June 2013 and 8,340 vested in June 2014.  The Company recognized $0 and $3,362 in compensation expense for the three month period ended January 31, 2015 and 2014, respectively.  The Company recognized $1,746 and $11,960 in compensation expense for the nine month period ended January 31, 2015 and 2014, respectively.  There was no issuance of restricted stock to employees during the three and nine month periods ended January 31, 2015 and 2014, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $0 and $5,107 and at January 31, 2015 and 2014, respectively.

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share - Continued

On October 1, 2013, the Company granted 1,500 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 7,500 restricted shares were granted and the shares vested six months from the date of grant.  The Company recognized no compensation expense for the three and nine month periods ended January 31, 2015.  The Company recognized $20,055 and $26,813 in compensation expense for the three and nine months ended January 31, 2014, respectively.  At January 31, 2015, there was no unrecognized compensation expense related to the issuance of those 7,500 shares of restricted stock.

On October 1, 2014, the Company granted 1,750 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 8,750 restricted shares were granted and the shares vest in six months from the date of grant.  The Company recognized $30,431 and $40,685 in compensation expense for the three and nine months, respectively, for the period ended January 31, 2015.  The balance of unrecognized compensation expense related to the 8,750 shares of restricted stock was $19,515 at January 31, 2015.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.    For the three months ended January 31, 2015, 4,591 shares were issued under the ESPP and the Company recorded $6,469 in compensation expense.  For the nine months ended January 31, 2015,  14,220 shares were issued under the ESPP and the Company recorded $26,344 in compensation expense.  During the three and nine months ended January 31, 2015, the Company recorded $22,712 and $107,165, respectively, to stockholders’ equity relating to purchases under the ESPP.

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

“Eligible Holders” were: (a) those current or former employees, including all officers, who held Eligible Options as of October 29, 2013; and (b) all current or former directors of the Company, who held Eligible Options as of October 29, 2013.

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

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015.

On October 31, 2014, the Company and Wells Fargo, N.A. extended the senior secured credit facility to October 31, 2017.  Pursuant to the agreement, financial covenants were amended, an unused line fee was added, and the borrowing interest rate was changed.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the bank fixed rate of two and two quarter percent plus one percent (effectively 3.25% at January 31, 2015) or LIBOR plus two and one quarter percent (effectively 2.50% at January 31, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base, (collectively, “Borrowing Base”).  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000; however, at no time can the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over advance facility is LIBOR plus two and three quarter percent.  Effective December 31, 2014, the Company amended its senior secured credit facility agreement to temporarily increase the total Borrowing Base limit to 60% through June 30, 2015 and reverting to 50% of total Borrowing Base post June 30, 2015.  Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification is effective until June 30, 2015. The Company agreed to an increase in the effective interest rate for the over advance facility and a $5,000 amendment fee. The interest rate for the over advance facility increased from LIBOR plus two and three quarter percent (effectively 3.25% at January 31, 2015) or the bank fixed rate of two and two quarters percent plus one percent, (effectively 3.25%) at January 31, 2015 to LIBOR plus three and one half percent (effectively 4.0% at January 31, 2015) or the bank fixed rate of two and two quarters percent plus one percent, effectively 3.25%) at January 31, 2015.  As of January 31, 2015, there was a $26,510,849 outstanding balance and $3,489,151 of unused availability under the credit facility agreement.  At January 31, 2015, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (2.25%), (effectively 2.50% at January 31, 2015) and is payable over a sixty month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance as of January 31, 2015 was $2,831,000.

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of January 31, 2015 was $1,211,250.

Note E - Goodwill and Other Intangible Assets

Goodwill

The change in carrying amount of goodwill for the nine months ended January 31, 2015, are as follows:

Total

Balance at April 30, 2014	$3,222,899
Changes in carrying amount	-
Balance at January 31, 2015	$3,222,899

Other Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2015 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.3	4,690,000	473,784
Backlog	-	22,000	22,000
Trade names	17.3	980,000	130,656
Non-compete agreements	4.3	50,000	19,040
Patents	2.3	400,000	213,344
Total		$8,912,000	$3,628,824

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April  30,  2014, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.1	4,690,000	256,311
Backlog	-	22,000	22,000
Trade names	18.1	980,000	93,909
Non-compete agreements	5.1	50,000	13,685
Patents	3.1	400,000	153,341
Total		$8,912,000	$3,309,246

Estimated aggregate amortization expense for intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 3 months of the fiscal year ending April 30:	2015	$109,032
For the fiscal year ending April 30:	2016	470,899
	2017	490,010
	2018	435,043
	2019	423,721
	Thereafter	3,354,471
		$5,283,176

Amortization expense was $109,032 and $86,478 for the three months ended January 31, 2015 and 2014, respectively.  Amortization expense was $319,578 and $260,202 for the nine month periods ended January 31, 2015 and 2014, respectively.

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note F - Commitments and Contingencies

As of January 31, 2015, the Company was not party to any material legal proceedings.

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

The Company is a defendant in an employment-related lawsuit.  The suit was tried before a jury in December, 2014.  The jury found for the plaintiff on one count and awarded the plaintiff a total of $307,000.  The Company filed a Motion for a Judgment in its favor as a matter of law or, in the alternative, for a new trial or elimination or reduction in the amount of damages.  The Company believes its position is sound in fact and law and intends to pursue its defenses vigorously, including an appeal if necessary.  In any event, the Company believes the matter is not a material legal proceeding.

Note G - Critical Accounting Policies

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

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

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

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2014 and determined that no impairment existed as of that date.  The Company will perform its annual goodwill impairment test as of February 1, 2015, to determine if an impairment exists as of the date of the impairment test.

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

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

During the second quarter of fiscal year 2015, the Company received distributions from two of its Mexican subsidiaries, Acuna in the amount of $2,041,432 and Tijuana in the amount of $965,394.   The U.S. income tax on these distributions of $333,128 was reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The distribution from the foreign subsidiaries based in Mexico does not change the Company’s intentions to indefinitely reinvest the income from the Company’s foreign subsidiaries.

During the second quarter of fiscal year 2015, the Company recorded tax expense of $529,257 related to the inability to realize the tax benefit of a foreign tax credit that was generated in the period.  The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period are insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

The Company adjusts its tax liabilities when its judgment changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities.  These differences will be reflected as increase or decrease to income tax expense in the period in which they are determined.

New Accounting Standards:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-18 on the Company’s results of operations or financial condition.

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

SigmaTron International, Inc.

January 31, 2015

Notes to Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

New Accounting Standards - Continued

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

January 31, 2015

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

The Company relies on numerous third-party suppliers for components used in the Company’s production process.  Certain of these components are available only from single-sources or a limited number of suppliers.  In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers.  The loss of any such suppliers could

SigmaTron International, Inc.

January 31, 2015

have a material impact on the Company’s results of operations.  Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power with suppliers.  The Company does not enter into long-term purchase agreements with major or single-source suppliers.  The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three and nine months ended January 31, 2015 and 2014, respectively.

The Company experienced continued customer volatility during the quarter ended January 31, 2015. The West Coast longshoremen slowdown/strike put pressure on the Company’s supply chain and we anticipate it will take several months for the situation to return to normal. Notwithstanding, the Company was able to deliver customer product as requested by its customers and is encouraged by the new and growing programs with current customers and new customer opportunities.  The Company expects customer demand to remain volatile and pricing pressures to continue for the balance of fiscal year 2015.

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

In fiscal years  2014 and 2013 and to date, the Company continued to see a trend of Chinese costs increasing, thereby making Mexico a more cost-competitive manufacturing location to service North America.  Indications suggest that this trend will continue.

SigmaTron International, Inc.

January 31, 2015

Results of Operations:

Net Sales

Net sales decreased for the three month period ended January 31, 2015 to $53,702,613 from $54,175,196 for the three month period ended January 31, 2014. Net sales increased for the nine month period ended January 31, 2015 to $170,183,609 from $166,918,544 for the same period in the prior fiscal year.  Sales volume decreased for the three month period ended January 31, 2015 as compared to the prior year in the consumer electronics, fitness, gaming, appliance and medical/life sciences marketplaces.  The decrease in sales for this marketplace was partially offset by an increase in sales, in the industrial electronics, telecommunications and semiconductor equipment marketplaces.    Sales volume increased for the nine month period ended January 31, 2015 as compared to the prior year in the industrial electronics, appliance, telecommunications and semiconductor equipment marketplaces. The increase was partially offset by a decrease in sales in the consumer electronics, gaming, fitness and medical/life sciences marketplaces. The Company is encouraged by the new and growing programs with current customers and new customer opportunities, but expects customer demand to remain volatile for the balance of fiscal year 2015.

Gross Profit

Gross profit increased during the three month period ended January 31, 2015 to $5,695,365 or 10.6% of net sales compared to $4,817,380 or 8.9 % of net sales for the same period in the prior fiscal year.  The increase in gross profit for the three month period ended January 31, 2015 was primarily the result of a more favorable mix, with more activity of high mix, low volume assemblies.  Gross profit decreased for the nine month period ended January 31, 2015 to $16,255,566 or 9.6% of net sales compared to $17,101,924 or 10.2% of net sales for the same period in the prior fiscal year. The decrease in gross profit for the nine month period ended January 31, 2015 was primarily the result of continuing pricing pressures, which the Company expects to continue.

Selling and Administrative Expenses

Selling and administrative expenses increased to $4,907,243 or 9.1% of net sales for the three month period ended January 31, 2015 compared to $4,725,540 or 8.7% of net sales for the same period in the prior fiscal year.  The net increase for the three month period ended January 31, 2015 was approximately $182,000.  Legal fees and bonus expense increased approximately $240,000 for the three months ended January 31, 2015.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in accounting salaries and insurance expense.  Selling and administrative expenses decreased to $14,269,255 or 8.4% of net sales for the nine month period ended January 31, 2015 compared to $14,420,852 or 8.6% of net sales for the same period in the prior fiscal year.  The decrease for the nine month period ended January 31, 2015 was primarily from decreases in sales salaries, amortization expense and bonus expense.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in legal fees and purchasing salaries.

SigmaTron International, Inc.

January 31, 2015

Interest Expense

Interest expense increased to $262,163 for the three month period ended January 31, 2015 compared to $257,098 for the same period in the prior fiscal year.  Interest expense for the nine month period ended January 31, 2015 was $797,226 compared to $707,152 for the same period in the prior fiscal year.  The increase in interest expense for the three and nine month periods ended January 31, 2015 was due to increased borrowings under the Company’s banking arrangements and capital lease obligations.  Interest expense for future quarters may fluctuate depending on interest rates or borrowings levels.

Taxes

The income tax benefit from operations was  $1,957 for the three month period ended January 31, 2015 compared to an income tax benefit of $873,976 for the same period in the prior fiscal year.  During the second fiscal quarter of fiscal 2015 the Company recorded $529,257 in income tax expense as a discrete item related to its inability to utilize a foreign tax credit resulting from a dividend repatriation.  The distribution from its foreign subsidiaries does not change the Company’s intentions to indefinitely reinvest income from the Company foreign subsidiaries.  The income tax expense was $573,624 for the nine month period ended January 31, 2015 compared to an income tax benefit from operations of $(435,944) for the same period in the prior year.

Net Income

Net income decreased to $564,080 for the three month period ended January 31, 2015 compared to net income of $743,794 for the same period in the prior fiscal year. Net income decreased to $727,319 for the nine month period ended January 31, 2015 compared to $2,495,912 for the same period in the prior fiscal year. Basic and diluted earnings per share for the third quarter of 2015 were each $0.14 compared to basic and diluted earnings per share of $0.19 and $0.18, respectively, for the same period in the prior fiscal year.  Basic and diluted earnings per share for the nine month period ended January 31, 2015 were each $0.18 compared to basic and diluted earnings per share of $0.63 and $0.62, respectively, for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $4,434,759 for the nine months ended January 31, 2015, compared to cash flow used in operating activities of $940,394 for the same period in the prior fiscal year.  During the first nine months of fiscal year 2015, cash flow used in operating activities was primarily the result of increased inventories of $14,993,106, due to a slower demand for product than forecasted, the startup of new customer programs during the period and the West Coast longshoremen work strike.    Net cash used in operating activities was partially offset by an increase in trade accounts payable of $7,216,361, and the result of net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable was due to the increase of inventory purchases.

Cash flow used in operating activities was $940,394 for the nine months ended January 31, 2014. During the first nine months of fiscal year 2014, cash flow used in operating activities was primarily the result of increased inventory in the amount of $5,547,737 and a reduction in accounts payable of $1,191,187.  The increase in inventory was primarily due to additional customer orders and the reduction in trade accounts payable was in the ordinary course of business.  Net cash used in operating activities was partially offset by net income, and the non-cash effects of depreciation and amortization.

SigmaTron International, Inc.

January 31, 2015

Investing Activities.

During the first nine months of fiscal year 2015, the Company purchased $3,383,619 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2015 in the amount of approximately $1,000,000.  The Company anticipates purchases will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.

During the first nine months of fiscal year 2014, the Company purchased $7,857,691 in machinery and equipment to be used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $508,000 during the balance of fiscal year 2014.

Financing Activities.

Cash provided by financing activities was $4,645,343 for the nine months ended January 31, 2015.    Cash provided by financing activities was primarily the result of increased borrowings under the line of credit, sales leaseback transactions for machinery and equipment and refinancing the mortgage agreement of the Company’s corporate headquarters and Illinois manufacturing facility.

Cash provided by financing activities was $8,069,535 for the nine months ended January 31, 2014.

Cash provided by financing activities was primarily the result of increased borrowings under the line of credit, a sales leaseback transaction for machinery and equipment and obtaining a mortgage of the Company’s facility in Elgin, Illinois.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and an initial term through September 30, 2013.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  During the quarter ended October 31, 2013, the Company renewed its senior secured credit facility.  The facility was revised to extend the term of the agreement to October 31, 2015.

On October 31, 2014, the Company and Wells Fargo, N.A. extended the senior secured credit facility to October 31, 2017.  Pursuant to the agreement, financial covenants were amended, an unused line fee was added, and the borrowing interest rate was changed.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the bank fixed rate of two and two quarter percent plus one percent  (effectively 3.25% at January 31, 2015) or LIBOR plus two and one quarter percent (effectively 2.50% at January 31, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base, (collectively, “Borrowing Base”).  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000; however, at no time can the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over advance facility is LIBOR plus two and three quarter percent.  Effective December 31, 2014, the Company amended its senior secured credit facility agreement to temporarily increase the total Borrowing Base limit to 60% through June 30, 2015 and reverting to 50% of total Borrowing Base post June 30, 2015.  Further, the

SigmaTron International, Inc.

January 31, 2015

senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification is effective until June 30, 2015. The Company agreed to an increase in the effective interest rate for the over advance facility and a $5,000 amendment fee. The interest rate for the over advance facility increased from LIBOR plus two and three quarter percent (effectively 3.25% at January 31, 2015) or the bank fixed rate of two and two quarters percent plus one percent, (effectively 3.25%) at January 31, 2015 to LIBOR plus three and one half percent (effectively 4.0% at January 31, 2015) or the bank fixed rate of two and two quarters percent plus one percent, (effectively 3.25%) at January 31, 2015.  As of January 31, 2015, there was a $26,510,849 outstanding balance and $3,489,151 of unused availability under the credit facility agreement.  At January 31, 2015, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note bears interest at a fixed rate of 6.42% per year and is amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (2.25%), (effectively 2.5% at January 31, 2015) and is payable over a sixty month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance as of January 31, 2015 was $2,831,000.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At January 31, 2015,  $100,328 and $241,781 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at January 31, 2015 of the equipment under the lease finance agreement and sale leaseback agreement was $201,410 and $498,999, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and nine month periods ended January 31, 2015 was $8,142 and $24,427, respectively. In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At January 31, 2015, the balance outstanding under the capital lease agreement was $76,103.  The net book value of the equipment under this lease at January 31, 2015 was $145,389.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three month period ended January 31, 2015 was $10,636.  Deferred

SigmaTron International, Inc.

January 31, 2015

rent expense in the amount of $35,954 was recorded for the nine month period ended January 31, 2015.

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

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in June 2012.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At January 31, 2015,  $1,649,072 and $59,710 was outstanding under the first and second agreements, respectively.  The net book value at January 31, 2015 of the equipment under each of the two agreements was $1,782,360 and $63,109.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of January 31, 2015 was $1,211,250.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of 5.65%.  At January  31, 2015, the balance outstanding under the capital lease agreement was $510,763.  The net book value of the equipment under the lease as of January 31, 2015 was $536,521.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At January 31, 2015, the balance outstanding under the capital lease was $97,435.  The net book value of the equipment under the lease as of January 31, 2015 was $102,160.

On August 1, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $609,179.  The term of the lease extends to July 2019 with monthly payments of $10,797 and a fixed interest rate of 5.65%.  At January 31, 2015, the balance outstanding under the capital lease was $561,041.  The net book value of the equipment under the lease as of January 31, 2015 was $579,566.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $664,676 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $12,163 and a fixed interest rate of 3.87%.  At January 31, 2015, the balance outstanding under the lease was $612,084. The net book value of the equipment under the lease as of January 31, 2015 was $580,914.

SigmaTron International, Inc.

January 31, 2015

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $437,641 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $8,008 and a fixed interest rate of 3.87%.  At January 31, 2015, the balance outstanding under the lease was $403,013. The net book value of the equipment under the lease as of January 31, 2015 was $404,986.

On September 22, 2014, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $106,346 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $1,947 and a fixed interest rate of 3.89%.  At January 31, 2015, the balance outstanding under the lease was $97,934. The net book value of the equipment under the lease as of January 31, 2015 was $101,915.

On October 27, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $501,590.  The term of lease extends to October 2019 with monthly payments of $8,890 and a fixed interest rate of 5.65%.  At January 31, 2015, the balance outstanding under the lease was $481,912. The net book value of the equipment under the lease as of January 31, 2015 was $480,910.

On January 16, 2015, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $81,030 to finance equipment purchases.  The term of lease extends to December 2019 with monthly payments of $1,487 and a fixed interest rate of 4.01%.  At January 31, 2015, the balance outstanding under the lease was $79,542. The net book value of the equipment under the lease as of January 31, 2015 was $79,342.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuation for the nine month period ended January 31, 2015 resulted in a foreign currency  gain of $74,084 compared to a foreign currency loss of approximately $76,264 for the same period in the prior year.  During the first nine months of fiscal year 2015, the Company’s U.S. operations paid approximately $40,020,000 to its foreign subsidiaries for services provided.

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

The Company has not recorded U.S. income taxes for a significant portion of undistributed earnings of the Company’s foreign subsidiaries, since these earnings have been, and under current plans will continue to be, indefinitely reinvested in these foreign subsidiaries.  The cumulative amount of

SigmaTron International, Inc.

January 31, 2015

unremitted earnings for which U.S. income taxes have not been recorded is approximately $14,500,000.  The Company’s intent is to keep unrepatriated funds indefinitely reinvested outside of the United States and current plans do not demonstrate a need to fund U.S. operations.

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

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended January 31, 2015, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

SigmaTron International, Inc.

January 31, 2015

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As of January 31, 2015, the Company was not party to any material legal proceedings.

From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business.  In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters is resolved on unfavorable terms.  However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations, or exceed the materiality standards of Reg.-S-K with respect to the Company’s consolidated assets.

The Company is a defendant in an employment-related lawsuit.  The suit was tried before a jury in December, 2014.  The jury found for the plaintiff on one count and awarded the plaintiff a total of $307,000.  The Company filed a Motion for a Judgment in its favor as a matter of law or, in the alternative, for a new trial or elimination or reduction in the amount of damages.  The Company believes its position is sound in fact and law and intends to pursue its defenses vigorously, including an appeal if necessary.  In any event, the Company believes the matter is not a material legal proceeding.

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

SigmaTron International, Inc.

January 31, 2015

under Rule 506 under the Securities Act of 1933, as amended.  The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012, and updated on June 17, 2013, and June10, 2014, which information is incorporated herein by reference.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1This lease No. 006 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated January 16, 2015.

10.2First Amendment to Third Amended and Restated Credit Agreement entered into as of March 7, 2015, by and between SigmaTron International, Inc. and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 12, 2015.

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

SigmaTron International, Inc.

January 31, 2015

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

January 31, 2015

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 16, 2015

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 16, 2015

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)