Form 10-K
period 2015-04-30
SIGMATRON INTERNATIONAL INC
filed 2015-07-27
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

      X       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2015.

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

Large accelerated filer  ☐  Accelerated filer  ☐    Non-accelerated  ☐  Smaller reporting company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $25,246,669 based on the closing sale price of $7.00 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 22, 2015 was 4,162,285.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2015 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2015, are incorporated by reference into Part III of this Form 10-K.

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

The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products.  The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities.  The products assembled by the

Company are then incorporated into finished products sold in various industries, particularly appliance, consumer electronics, gaming, fitness, industrial electronics, medical/life sciences, semiconductor and telecommunications.

The Company operates manufacturing facilities in Elk Grove Village, Illinois United States of America (“U.S.”); Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Ho Chi Minh City, Vietnam.  In addition, the Company maintains materials sourcing offices in Elk Grove Village, Illinois U.S.; Union City, California U.S.; and Taipei, Taiwan.  The Company also provides design services in Elgin, Illinois.

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China and in fiscal year 2015 expanded the Company’s manufacturing facility.  The Company expects the China operation to continue to grow despite increasing costs of operation.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico, Vietnam or the U.S.    We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

The Company's overall results reflect the choppy economy in both the United States and globally. In the first quarter of 2015, the gross domestic product (GDP) for the United States actually contracted and the Company believes the contraction caused the Company’s customers to adjust their orders and requirements, which had a negative impact on the Company's results.  The rescheduling of orders negatively impacted what the Company thought would be a much stronger fourth quarter of fiscal year 2015.  The Company did however launch new programs in the fourth quarter of fiscal year 2015.  The new orders came from both existing and new customers.   The Company has seen gains in markets that it has been actively pursuing during the past two fiscal years and believes both revenues and pre-tax income will increase in fiscal year 2016.   However, margin pressures continue from both customers and vendors and will likely continue in fiscal year 2016.

Products and Services

The Company provides a broad range of electronic and electromechanical manufacturing related outsourcing solutions for its customers.   These solutions incorporate the Company’s knowledge and expertise in the EMS industry to provide its customers with the most advanced manufacturing technologies, complete supply chain management, responsive and flexible customer service, as well as product design, test and engineering support.  The Company’s EMS solutions are available from inception of product concept through the ultimate delivery of a finished product.  Such technologies and services include the following:

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

Markets and Customers

The Company’s customers are in the appliance, gaming, industrial electronics, fitness, medical/life sciences, semiconductor, telecommunications and consumer electronics industries.  As of April 30, 2015, the Company had approximately 115 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2015%	Fiscal 2014%
Appliances	Household appliance controls	49.9	48.6
Industrial Electronics	Motor controls, power supplies, lighting products, scales, joysticks	31.2	31.2
Fitness	Treadmills, exercise bikes, cross trainers	6.7	7.0
Consumer Electronics	Personal grooming, computers	4.7	5.5
Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.9	2.4
Medical/Life Sciences	Clinical diagnostic systems and instruments	2.6	3.0
Telecommunications	Routers, communication	1.7	1.4
Gaming	Slot machines, lighting displays	0.3	0.9
Total		100%	100%

For the fiscal year ended April 30, 2015, the Company’s largest two customers, Electrolux and Whirlpool Inc., accounted for 36.8% and 9.9%, respectively, of the Company’s net sales.  For the fiscal year ended April 30, 2014, Electrolux and Whirlpool Inc., accounted for 31.6% and 12.0%, respectively, of the Company’s net sales.  Although the Company does not have a long term contract with Electrolux or Whirlpool, the Company expects that Electrolux and Whirlpool will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

Sales and Marketing

The Company markets its services through 9 independent manufacturers’ representative organizations that together currently employ 18 sales personnel in the United States and Canada.  Independent manufacturers’ representatives organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories.  Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 3 direct sales employees.  In addition, the Company markets itself through its website and tradeshows.

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 825 employees at April 30, 2015.  The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California.  AbleMex S.A. de C.V. was incorporated and commenced operations in 2000.  The operation had 194 employees at April 30, 2015.  The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, operates in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas.  Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997.  The operation had 375 employees at April 30, 2015.  The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China.  The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres.  The term of the land lease is 50 years.  The Company built a manufacturing plant, office space and dormitories on this site during 2004.  In fiscal 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing.  The total square footage of the facility is 202,000 and has 537 employees as of April 30, 2015.  Both SigmaTron China entities operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City.  Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 310 employees as of April 30, 2015.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars, except for the Acuna Mexico operation, which is funded in Pesos.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the fiscal year ended April 30, 2015 resulted in a net foreign currency gain of $40,000 compared to a net foreign currency loss of $128,000 in the prior year.  In fiscal year 2015, the Company paid approximately $52,220,000 to its foreign subsidiaries.

During fiscal year 2014, the Company realized a distribution of approximately $3,006,825 from foreign subsidiaries based in Mexico.  The U.S. income tax on the distribution was $333,128 which was reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.    The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Since the earnings of the foreign subsidiaries have been, and under fiscal April 30, 2015 plans, will continue to be indefinitely reinvested, no deferred tax liability has been recorded.  With respect to fiscal April 30, 2016, as a result of the uncertainty of the Company’s financing arrangements and its domestic liquidity profile, the Company has determined that it  might be required to repatriate from offshore cash, fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,163,000 as of April 30, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

During fiscal year 2015, the Company reflected tax expense of $643,708 related to the inability to realize the tax benefit recorded in fiscal year 2014 for potential foreign tax credits related to the above distribution from Mexico.  The Company’s current estimate of cumulative taxable income during the foreign tax credit carryforward period is insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

The consolidated financial statements as of April 30, 2015 include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch.  The functional currency of the Mexican and Vietnam subsidiaries, Chinese foreign enterprise and Taiwanese procurement branch is the U.S. dollar.  Intercompany transactions are eliminated in the consolidated financial statements.

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

Governmental Regulations

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters.  Management believes that the Company’s business is operated in material compliance with all such regulations, including Restriction of Hazardous Substances (“RoHS”) and Registration, Evaluation, Authorization and Restriction of Chemicals  (“REACH").  RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products.  The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations. REACH is a European Union Regulation enacted as of December 2006.  The regulation imposes information reporting requirements on 163 listed SVHCs (substances of very high concern) as of June 2015. From time-to-time the Company's customers request REACH required information and certifications on the assemblies the Company manufactures for them.  These requests require the Company to gather information from component suppliers to verify the presence and level of mass of any SVHCs greater than 0.1% in the assemblies the Company manufactures based on customer specifications.  If any SVHCs are present at more than 0.1% of the mass of the item, the specific concentration and mass of the SVHC must be reported to proper authorities by the Company's customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”).  On June 1, 2015, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

To date, the Company’s costs of compliance for conflict minerals reporting is estimated to be $550,000.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog.  The Company’s backlog of firm orders as of April 30, 2015 and 2014 was approximately $142,520,000 and $114,420,000, respectively.  The Company anticipates a significant portion of the backlog at April 30, 2015 will ship in fiscal year 2016.  Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.  Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 2,710 people as of April 30, 2015, including 181 engaged in engineering or engineering-related services, 2,154 in manufacturing and 375 in administrative and marketing functions.

The Company has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2015. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2016.  The Company’s subsidiary located in Tijuana Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C.  The contract does not have an expiration date.  The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires December 31, 2015.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.  The Company believes its relations with both unions and its other employees are good.

Executive Officers of the Registrant

Name	Age	Position

Gary R. Fairhead	63

President and Chief Executive Officer.  Gary R. Fairhead has been the President of the Company since January 1990 and Chairman of the Board of Directors of the Company since August 2011.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	54	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the Company since August 2011.

Gregory A. Fairhead	59

Executive Vice President and Assistant Secretary.  Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994.  Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	54	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	66	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	60	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the West Coast Operations from 2001 until 2005.

Hom-Ming Chang	55	Vice President, China Operations since 2007. Vice President – West Coast Materials / Test / IT from 2001 - 2006.

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

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and current term through October 31, 2017.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  Pursuant to the agreement, financial covenants were amended, an unused line fee was added, and the borrowing interest rate was changed.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015) or LIBOR plus two and one quarter percent (effectively 2.625% at April 30, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”, which cannot exceed 50% of combined eligible receivables and inventory).  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000 through October 31, 2015; however, at no time can the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over advance facility was LIBOR plus two and three quarter percent.  Effective December 31, 2014, the Company amended its senior secured credit facility agreement to temporarily increase the total Borrowing Base limit to 60% through June 30, 2015 and reverting to 50% of total Borrowing Base after June 30, 2015.  Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification is effective until June 30, 2015. The Company agreed to an increase in the effective interest rate for the over advance facility and a $5,000 amendment fee. The interest rate for the over advance facility increased from LIBOR plus two and three quarter percent (effectively 3.125% at April 30, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015) to LIBOR plus three and one half percent (effectively 3.875% at April 30, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015).  As of April 30, 2015, there was a $27,416,793 outstanding balance and $2,583,207 of unused availability under the credit facility agreement.  At April 30, 2015, the Company was in compliance with its financial covenants.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2016 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory. To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by raising capital from other sources of debt or equity.  The Company has selected an investment banker for the purpose of completing a capital raise in the third fiscal quarter of 2016.  The capital raise, if successful, may consist of debt, equity or a combination of debt and equity.  If the capital raise is not completed, the Company has determined that it  might be required to repatriate from offshore cash, fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,163,000 as of April 30, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

Sales to the Company’s five largest customers accounted for 62.5% and 60.0% of net sales for the fiscal years ended April 30, 2015 and 2014, respectively.  For the year ended April 30, 2015, two customers respectively accounted for 36.8% and 9.9% of net sales of the Company, and 9.6% and 5.5% of accounts receivable at April 30, 2015.  For the year ended April 30, 2014, two customers respectively accounted for 31.6% and 12.0% of net sales of the Company and 11.2% and 4.5%, respectively, of accounts receivable at April 30, 2014.  Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.  If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations.  There can be no assurance that the Company will retain any or all of its largest customers.  This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

The Company has a significant amount of trade accounts receivable from some of its customers due to customer concentration.  If any of the Company’s customers have financial difficulties, the Company could encounter delays or defaults in the payment of amounts owed for accounts receivable and inventory obligations.  This could have a significant adverse impact on the Company’s results of operations and financial condition.

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

-          customers’ attempts to manage their inventory

-          variation in demand for the Company’s customers’ products

-          design changes, or

-          acquisitions of or consolidation among customers

Many of the Company’s customers do not commit to firm production schedules.  The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels.  The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers.  Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in our customers’ demand, thereby adversely affecting the Company’s results of operations in any given quarter.

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

Approximately 15.1% and 15.7%  of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2015 and 2014, respectively.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies.  From time to time the currencies fluctuate against the U.S. dollar.  Such fluctuations could have a material impact on the Company’s results of operations and performance.  The impact of currency fluctuation for the year ended April 30, 2015 resulted in a net foreign currency gain of approximately $40,000 compared to a net foreign currency loss of $128,000 in the prior year.  These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations.  The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

The Company currently has labor union contracts with its employees constituting approximately 45% and 48% of its workforce for fiscal years 2015 and 2014, respectively.  Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At April 30, 2015, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China.  In addition, the Company provides materials procurement services through its Elk Grove Village, Illinois U.S., Union City, California U.S, and Taipei, Taiwan offices.  The Company provides design services in Elgin, Illinois U.S.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	202,000	Electronic and electromechanical manufacturing solutions	* ***
Elk Grove Village, IL	124,300	Corporate headquarters and electronic and electromechanical manufacturing solutions	Owned
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Acuna, Mexico	115,000	Electronic and electromechanical manufacturing solutions	Owned **
Chihuahua, Mexico	113,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
Ho Chi Minh City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
Del Rio, TX	44,000	Warehousing and distribution	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Elgin, IL	45,000	Design services	Owned

*The Company’s Suzhou, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and Del Rio, Texas properties are occupied pursuant to leases of the premises.  The lease agreements for the Del Rio, Texas properties expire December 2016.  The lease agreement for the California property expires March 2021.  The

Chihuahua, Mexico lease expires July 2017.  The Tijuana, Mexico lease expires November 2018.  The lease agreement for the Ho Chi Minh City, Vietnam property expires July 2020.  The Company’s manufacturing facilities located in Acuna, Mexico, Elgin, Illinois and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased.  The Company has an option to buy the leased portion of the facility in Acuna, Mexico.  The properties in Elk Grove Village, Illinois and Elgin, Illinois are financed under separate mortgage loan agreements.  The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities.  The Company believes its current facilities are adequate to meet its current needs.  In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.  LEGAL PROCEEDINGS

In November 2008, the Company received notice of an Equal Employment Opportunity Commission (“EEOC”) claim based on allegations of discrimination, sexual harassment, and retaliation filed by Maria Gracia, a former employee.  On December 5, 2008, Ms. Gracia’s employment as an assembly supervisor was terminated after she knowingly permitted an assembly line to run leaded boards in a lead-free room with lead-free solder, contrary to the customer’s specifications and prohibited by Company policy.  The use of lead-free solder for leaded components can lead to devices that fail and significant penalties to the Company and its customers from regulatory bodies. The parts were quarantined and were not shipped.  Ms. Gracia openly admitted to permitting this to take place.

The EEOC declined to pursue Ms. Gracia’s charges against the Company, but on July 26, 2011, Ms. Gracia received a right to sue letter from the EEOC. On October 25, 2011, Ms. Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.  The Complaint alleged claims that Ms. Gracia was subject to discrimination, harassment, and hostile work environment based on sex and national origin.  In the Complaint, Ms. Gracia alleged that her supervisor engaged in a pattern of unwanted sexual advances and that he sent her emails that were offensive to her gender and national origin.  Further, the Complaint also alleged that the Company retaliated by terminating Ms. Gracia’s employment after she filed her initial charge of discrimination with the EEOC.  Ms. Gracia sought relief in the form of (a) damages sufficient to compensate her injuries; (b) attorney’s fees; (c) costs of the action; (d) and equitable remedies.

In the court’s October 25, 2013 ruling on the Company’s Motion for Summary Judgment, the court limited plaintiff’s claims to two: (1) hostile work environment caused by gender (sexual harassment), and (2) retaliation.  In December 2014, a jury trial found in favor of the Company with respect to the first claim and for the plaintiff with respect to the second claim, awarding plaintiff damages totaling $307,000.  In post-trial motions, the judge reduced the verdict to $300,000.  The judge will now consider plaintiff’s claim for equitable remedies and attorneys’ fees and costs, along with the Company’s motion for sanctions, as the plaintiff introduced knowingly altered documents as evidence during the trial which had not been previously disclosed.  It is uncertain when these claims will be ruled upon by the court.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA.  The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2015 and 2014.

Common Stock as Reported

by NASDAQ

Period	High	Low

Fiscal 2015
Fourth Quarter	$8.08	$5.84
Third Quarter	8.24	5.55
Second Quarter	11.49	6.29
First Quarter	12.44	8.12

Fiscal 2014
Fourth Quarter	$12.92	$7.53
Third Quarter	9.54	5.03
Second Quarter	6.00	4.18
First Quarter	4.49	3.86

As of July 22, 2015, there were approximately 47 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings.  The Company estimates there to be approximately 3,312 beneficial owners of the Company’s common stock.

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

Equity Compensation Plan Information

For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report, under the caption “Security Ownership of Certain Beneficial Owners and

Management and Related Stockholders Matters” as well as the Company’s audited financial statements and notes thereto, including Note M, filed herewith and all such information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2015 and 2014.

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China and in fiscal year 2015 expanded the Company’s manufacturing facility.  The Company expects the China operation to continue to grow despite increasing costs of operation.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico, Vietnam or the U.S.    We believe this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

The Company's overall results reflect the choppy economy in both the United States and globally. In the first quarter of 2015, the gross domestic product (GDP) for the United States actually contracted and the Company believes the contraction caused the Company’s customers to adjust their orders and requirements, which had a negative impact on the Company's results.  The rescheduling of orders negatively impacted what the Company thought would be a much stronger fourth quarter of fiscal year 2015.  The Company did however launch new programs in the fourth quarter of fiscal year 2015.  The new orders came from both existing and new customers.   The Company has seen gains in markets that it has been actively pursuing during the past two fiscal years and believes both revenues and pre-tax income will increase in fiscal year 2016.  However, margin pressures continue from both customers and vendors and will likely continue in fiscal year 2016.

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

Inventories - Inventories are valued at the lower of cost or market.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.    In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  Actual product demand or market conditions could be different than that projected by management.

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2015 and determined no impairment existed as of that date.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of April 30, 2015, there was no impairment of long-lived assets.

Income Tax -  The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  The Company is subject to income taxes in both the U.S. and several foreign jurisdictions.  Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.    The Company has a foreign tax credit carry-forward of $78,100 and $112,327 at April 30, 2015 and 2014, respectively, that will begin to expire in fiscal year April 30, 2024.  The Company determined it is more likely than not that it will realize the foreign tax credit due to the reversal of federal deferred tax liabilities.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and tax credit carry forwards.  In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.

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

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted.  Accordingly, the Company will adopt this ASU on May 1, 2018.  Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use and the full impact this ASU will have on the Company’s future consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for the Company beginning with the annual reporting for fiscal 2016, and reports for interim and annual periods thereafter.  Early adoption is permitted. The Company does not expect the impact of adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015- 03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.    ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Adoption will not materially affect the firm’s financial condition, results of operations, or cash flows.    The Company does not expect the impact of adoption of this ASU to have a material impact on its consolidated financial statements.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2015 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2014

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2015	2014

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.4	89.7
Selling and administrative expenses	8.5	8.7
Total operating expenses	98.9	98.4
Operating income	1.1%	1.6%

Net sales increased 3.5% to $230,237,161 in fiscal year 2015 from $222,485,940 in the prior year.  The Company’s sales increased in fiscal year 2015 in appliance, telecommunication and semiconductor marketplaces as compared to the prior year.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the fitness, medical/life sciences and gaming marketplaces.  The modest increase in revenues is from sales to existing customers and new customers and from new programs with various customers that were launched in the fourth quarter of fiscal year 2015.  The Company has also seen gains in markets that it has been pursuing during the past two fiscal years and is optimistic revenues in fiscal year 2016 will increase.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry.  Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition.  Sales to the Company’s five largest customers accounted for 62.5% and 60.0% of net sales for fiscal years 2015 and 2014, respectively.

Gross profit decreased to $22,068,838, or 9.6% of net sales, in fiscal year 2015 compared to $22,826,998, or 10.3% of net sales, in the prior fiscal year.  The decrease in gross profit dollars for fiscal year 2015 was the result of product mix and margin pressures.  Margin pressures continue from both customers and vendors and will likely continue in fiscal year 2016.

Selling and administrative expenses increased in fiscal year 2015 to $19,431,637, or 8.5% of net sales compared to $19,200,514, or 8.7% of net sales, in fiscal year 2014.  The increase was attributable to salaries and other administrative expenses for the Elgin division, increased IT salaries, and increased other general and administration expenses, including an accrual for the aforementioned lawsuit.  The increase in the foregoing selling and administrative expenses were partially offset by a decrease in general office salaries and bonus expense.

Interest expense, net, increased to $1,081,323 in fiscal year 2015 compared to $966,038 in fiscal year 2014.  Interest expense increased primarily due to the increased borrowings under the Company’s banking arrangements, capital lease and mortgage obligations.  Interest expense for fiscal year 2016 may increase if interest rates or borrowings, or both, increase during fiscal year 2016.

In fiscal year 2015,  the income tax expense was $801,049 compared to an income tax benefit of $133,867 in fiscal year 2014.  The effective rate for the years ended April 30, 2015 and 2014 was 47.0% and (4.8%), respectively.  The increase in the effective rate for the year ended April 30, 2015 is due to the impact of foreign tax rates, unrealized foreign currency losses and the impact of the Company’s inability to utilize a foreign tax credit resulting from a foreign dividend repatriation.  Additionally, for the year ended April 30, 2014, the Company realized a tax benefit of $828,175 related to the impact of a change in Mexican Tax Law which became effective on January 1, 2014.

The Company reported net income of $903,412 in fiscal year 2015 compared to $2,918,691 for fiscal year 2014.  Basic and diluted earnings per share for fiscal year 2015 were $0.22 each compared to basic and diluted earnings per share of $0.74 and $0.72, respectively, for the year ended April 30, 2014.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $2,781,680 for the fiscal year ended April 30, 2015 compared to cash flow provided by operating activities of $1,956,831 for the prior fiscal year.  Cash flow used in operating activities was primarily the result of increased inventories and accounts receivable and a decrease in accrued expenses and wages.  Net cash used in operating activities was partially offset by the result of net income adjusted by the non-cash effects of depreciation and amortization and an increase in accounts payable.  The increase in inventory of $14,412,734 and increase in accounts receivable of $913,776 is primarily due to additional customer orders and the startup of new programs.  The increase in accounts payable is due to renegotiated vendor terms with several of the Company’s largest vendors.

Cash flow provided by operating activities was $1,956,831 for the fiscal year ended April 30, 2014.  Cash flow provided by operating activities was primarily the result of net income, adjusted by the non-cash effects of depreciation and amortization.  Net cash provided by operations in fiscal year 2014 was partially offset by an increase of inventories of $3,118,520, and a $4,206,275 decrease in accounts payable.  The increase in inventory is primarily due to additional customer orders and the reduction of trade accounts payable is due to payments in the ordinary course of business.

Investing Activities.

In fiscal year 2015, the Company purchased approximately $4,800,000 in machinery and equipment to be used in the ordinary course of business.  The Company anticipates it may purchase in fiscal year 2016 up to $6,000,000 in machinery and equipment, which will be funded by lease transactions or raising capital from other sources.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  With respect to fiscal 2016, and the uncertainty of the Company’s financing arrangements and its domestic liquidity profile, the Company has determined that it  might be required to repatriate from offshore cash, fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts.

In fiscal year 2014, the Company purchased approximately $8,400,000 in machinery and equipment to be used in the ordinary course of business.  The Company purchases were funded by lease transactions and its bank line of credit.

Financing Activities.

Cash provided by financing activities was $5,011,967 for the fiscal year ended April 30, 2015 compared to cash provided by financing activities of $7,241,796 in fiscal year 2014.  Cash provided by financing activities in fiscal year 2015 was primarily the result of increased net borrowings of approximately $4,400,000 under the credit facility, proceeds received from a sale leaseback transaction for machinery and equipment and refinancing the mortgage for the Company’s facility in Elk Grove Village, Illinois.  The additional borrowings were required to support the increase in inventory.

Cash provided by financing activities was $7,241,796 for the fiscal year ended April 30, 2014.  Cash provided by financing activities in fiscal year 2014 was primarily the result of increased net borrowings of $4,500,000 under the credit facility; proceeds received from a sale leaseback transaction for machinery and equipment and proceeds from a mortgage for the Company’s facility in Elgin, Illinois.  The additional borrowings were required to support the purchases of machinery and equipment, and the increase in inventory.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and current term through October 31, 2017.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  Pursuant to the agreement, financial covenants were amended, an unused line fee was added, and the borrowing interest rate was changed.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015) or LIBOR plus two and one quarter percent (effectively 2.625% at April 30, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”, which cannot exceed 50% of combined eligible receivables and inventory).  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000 through October 31, 2015; however, at no time can the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over advance facility was LIBOR plus two and three quarter percent.  Effective December 31, 2014, the Company amended its senior secured credit facility agreement to temporarily increase the total Borrowing Base limit to 60% through June 30, 2015 and reverting to 50% of total Borrowing Base after June 30, 2015.  Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification is effective until June 30, 2015. The Company agreed to an increase in the effective interest rate for the over advance facility and a $5,000 amendment fee. The interest rate for the over advance facility increased from LIBOR plus two and three quarter percent (effectively 3.125% at April 30, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015) to LIBOR plus three and one half percent (effectively 3.875% at April 30, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015).  As of April 30, 2015, there was a $27,416,793 outstanding balance and $2,583,207 of unused availability under the credit facility agreement.  At April 30, 2015, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically boar interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.625% at April 30, 2015) and is payable over a sixty month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance as of April 30, 2014 was $2,075,017.  The outstanding balance as of April 30, 2015 was $2,802,500.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $825,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At April 30, 2015, $81,809 and $192,296 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at April 30, 2015 of the equipment under the lease finance agreement and sale leaseback agreement was $194,843 and $481,805, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the fiscal year ended April 30, 2015 was $33,950.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At April 30, 2015, the balance outstanding under the capital lease agreement was $62,778.  The net book value of the equipment under this lease at April 30, 2015 was $140,676.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the fiscal year ended April 30, 2015 was $8,353.

On October 3, 2013, the Company entered into two sale leaseback agreements with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in June 2012.  The term of the first agreement, with an initial principal amount of $2,201,638, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At April 30, 2015, $1,543,684 and $55,894 was outstanding under the first and second agreements, respectively.  The net book value at April 30, 2015 of the equipment under each of the two agreements was $1,736,474 and $61,448, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.51% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 24, 2018.  The outstanding balance as of April 30, 2014 was $1,249,500.    The outstanding balance as of April 30, 2015 was $1,198,500.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,083.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of 5.65%.  At April 30, 2015, the balance outstanding under the capital lease agreement was $486,541.  The net book value of the equipment under the lease as of April 30, 2015 was $524,248.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At April 30, 2015, the balance outstanding under the capital lease was $92,996.  The net book value of the equipment under the lease as of April 30, 2015 was $99,890.

On August 1, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $609,179.  The term of the lease extends to July 2019 with monthly payments of

$10,797 and a fixed interest rate of 5.65%.  At April 30, 2015, the balance outstanding under the capital lease was $536,459.  The net book value of the equipment under the lease as of April 30, 2015 was $566,875.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $664,676 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $12,163 and a fixed interest rate of 3.87%.  At April 30, 2015, the balance outstanding under the lease was $581,419. The net book value of the equipment under the lease as of April 30, 2015 was $567,067.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $437,641 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $8,008 and a fixed interest rate of 3.87%.  At April 30, 2015, the balance outstanding under the lease was $382,822. The net book value of the equipment under the lease as of April 30, 2015 was $395,868.

On September 22, 2014, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $106,346 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $1,947 and a fixed interest rate of 3.89%.  At April 30, 2015, the balance outstanding under the lease was $93,030.  The net book value of the equipment under the lease as of April 30, 2015 was $99,700.

On October 27, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $501,590.  The term of lease extends to October 2019 with monthly payments of $8,890 and a fixed interest rate of 5.65%.  At April 30, 2015, the balance outstanding under the lease was $461,954. The net book value of the equipment under the lease as of April 30, 2015 was $470,460.

On January 16, 2015, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $81,030 to finance equipment purchases.  The term of lease extends to December 2019 with monthly payments of $1,487 and a fixed interest rate of 4.01%.  At April 30, 2015, the balance outstanding under the lease was $75,864.  The net book value of the equipment under the lease as of April 30, 2015 was $77,654.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars, except for the Acuna Mexico operation, which is funded in Pesos.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuation for the fiscal year ended April 30, 2015 resulted in a net foreign currency gain of $40,000 compared to a net foreign currency loss of approximately $128,000 for the same period in the prior year.  During fiscal year 2015, the Company’s U.S. operations paid approximately $52,220,000 to its foreign subsidiaries for services provided.

During fiscal year 2014, the Company realized a distribution of approximately $3,006,825 from foreign subsidiaries based in Mexico.  The U.S. income tax on the distribution was $333,128 which is reflected in the Company’s tax provision for the fiscal year ended April 30, 2014.  The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Since the earnings of the foreign subsidiaries have been, and under fiscal April 30, 2015 plans, will continue to be indefinitely reinvested, no deferred tax liability has been recorded.  With respect to fiscal April 30, 2016, as a result of the uncertainty of the Company’s financing arrangements and its domestic liquidity profile, the Company has determined that it  might be required to repatriate from offshore cash, fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,163,000 as of April 30, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

During fiscal year 2015, the Company reflected tax expense of $643,708 related to the inability to realize the tax benefit of a foreign tax credit related to this distribution.  The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period is insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2016 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory. To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by raising capital from other sources of debt or equity.  The Company has selected an investment banker for the purpose of completing a capital raise in the third fiscal quarter of 2016.  The capital raise, if successful, may consist of debt, equity or a combination of debt and equity.  If the capital raise is not completed, the Company has determined that it  might be required to repatriate from offshore cash, fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,163,000 as of April 30, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

The impact of inflation on the Company’s net sales, revenues and incomes from continuing operations for the past two fiscal years has been minimal.

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

Tabular Disclosure of Contractual Obligations:

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 15(a) of this Report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of April 30, 2015.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2015.

Internal Controls:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).    The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of April 30, 2015.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2015, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded the 1992 Framework on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. Neither COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 Framework by a specified date. We intend to perform an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 Framework. Until such time as such analysis and any related transition to the 2013 Framework is complete, we will continue to use the 1992 Framework in connection with our assessment of internal control.

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2015.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

                 INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2015.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on     Form 10-K beginning on Page F-1.

Index to Exhibits

(a)(2)

(a)(3) and (b)

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

10.16

SigmaTron International, Inc. Amended and Restated Change in Control Severance Payment Plan dated March 11, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 14, 2014.*

10.17

Master Lease Number 81344 entered into between CIT Finance LLC and SigmaTron International, Inc., dated March 6, 2014, incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-K filed on July 24, 2014.

10.18

Schedule # 1217927 to Master Lease Agreement Number 81344 entered into between CIT Finance LLC and SigmaTron International, Inc. dated May 7, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 11, 2014.

10.19

Third Amended and Restated Credit Agreement entered into as of October 31, 2014, by and between SigmaTron International, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2014.

10.20

Second Amended and Restated Promissory Note dated November 24, 2014 issued by the Company to Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 10, 2014.

10.21

Schedule # 1223197 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated August 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 12, 2014.

10.22

Lease No. 003 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2014.

10.23

Lease No. 004 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on December 12, 2014.

10.24

Lease No. 005 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on December 12, 2014.

10.25

Schedule # 1246045 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated October 27, 2014, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on December 12, 2014.

10.26

First Amendment to Third Amended and Restated Credit Agreement entered into as of March 7, 2015, by and between SigmaTron International, Inc. and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2015.

10.27

Lease No. 006 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated January 16, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 16, 2015.

10.28	SigmaTron International, Inc. Employee Bonus Plan for Fiscal Year 2016 dated July 9, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2015.*

10.29	Schedule # 1284094 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated June 2, 2015.**

21.0	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K for the fiscal year ended April 30, 2014, filed on July 24, 2014.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2015).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: July 24, 2015

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 24, 2015
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 24 2015
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	July 24, 2015
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 24, 2015
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 24, 2015
Paul J. Plante

/s/ Barry R. Horek	Director	July 24, 2015
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 24, 2015
Bruce J. Mantia

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

Financial statement schedules are omitted because they are not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SigmaTron International, Inc.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2015 and 2014  and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

July 24, 2015

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2015 and 2014

ASSETS	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$2,868,217	$5,440,319
Accounts receivable, less allowance for doubtful accounts of
$186,844 and $150,000 at April 30, 2015 and 2014,
respectively	20,170,723	19,293,791
Inventories, net	68,669,709	53,728,377
Prepaid expenses and other assets	2,103,367	1,826,254
Deferred income taxes	2,179,178	2,524,993
Other receivables	486,085	356,746

Total current assets	96,477,279	83,170,480

PROPERTY, MACHINERY AND EQUIPMENT, NET	33,864,527	32,692,908

OTHER LONG-TERM ASSETS
Intangible assets, net of amortization of $3,737,856
and $3,309,246 at April 30, 2015 and 2014, respectively	5,174,144	5,602,754
Goodwill	3,222,899	3,222,899
Other assets	1,319,901	790,390

Total other long-term assets	9,716,944	9,616,043

TOTAL ASSETS	$140,058,750	$125,479,431

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

APRIL 30, 2015 and 2014

LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014

CURRENT LIABILITIES
Trade accounts payable	$35,838,275	$27,141,079
Accrued expenses	592,644	584,050
Accrued wages	5,140,851	5,969,024
Income taxes payable	302	80,936
Current portion of long-term debt	165,000	2,126,017
Current portion of capital lease obligations	1,245,632	765,961
Current portion of contingent consideration	275,288	331,429
Current portion of deferred rent	150,594	12,302

Total current liabilities	43,408,586	37,010,798

Long-term debt,
less current portion	31,252,793	24,198,500
Capital lease obligations,
less current portion	3,401,913	2,423,001
Contingent consideration,
less current portion	1,223,697	1,533,571
Other long-term liabilities	536,209	525,739
Deferred rent, less current portion	999,929	1,163,819
Deferred income taxes	2,550,236	3,217,660

Total long-term liabilities	39,964,777	33,062,290

Total liabilities	83,373,363	70,073,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,075,785 and 4,012,319 shares issued
and outstanding at April 30, 2015 and 2014, respectively	40,703	40,215
Capital in excess of par value	21,239,641	20,864,497
Retained earnings	35,405,043	34,501,631

Total stockholders’ equity	56,685,387	55,406,343

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$140,058,750	$125,479,431

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended April 30, 2015 and 2014

	2015	2014

Net sales	$230,237,161	$222,485,940

Cost of products sold	208,168,323	199,658,942

Gross profit	22,068,838	22,826,998

Selling and administrative expenses	19,431,637	19,200,514

Operating income	2,637,201	3,626,484

Other income	(148,583)	(124,378)
Interest expense	1,081,323	966,038

Income before income tax expense	1,704,461	2,784,824

Income tax expense (benefit)	801,049	(133,867)

NET INCOME	$903,412	$2,918,691

Earnings per common share
Basic	$0.22	$0.74

Diluted	$0.22	$0.72

Weighted-average shares of common
stock outstanding
Basic	4,046,988	3,969,391

Diluted	4,116,424	4,074,487

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2015 and 2014

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2013	$-	$39,779	$20,361,012	$31,582,940	$51,983,731

Recognition of stock-based compensation	-	-	89,219	-	89,219

Exercise of stock options	-	436	158,357	-	158,793

Issuance and vesting of restricted stock	-	-	54,997	-	54,997

Tax benefit from exercise of options	-	-	200,912	-	200,912

Net income	-	-	-	2,918,691	2,918,691

Balance at April 30, 2014	-	40,215	20,864,497	34,501,631	55,406,343

Recognition of stock-based compensation	-	-	59,648	-	59,648

Exercise of stock options	-	136	57,825	-	57,961

Issuance and vesting of restricted stock	-	150	61,796	-	61,946

Employee stock purchases	-	202	126,612	-	126,814

Tax benefit from contingent consideration	-	-	69,263	-	69,263

Net income	-	-	-	903,412	903,412

Balance at April 30, 2015	$-	$40,703	$21,239,641	$35,405,043	$56,685,387

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net income	$903,412	$2,918,691
Adjustments to reconcile net income to net
cash (used in) provided by operating activities
Depreciation	4,985,272	4,791,663
Stock-based compensation	59,648	89,219
Restricted stock expense	61,946	54,997
Employee stock purchases	126,814	-
Provision for doubtful accounts	36,844	-
(Write-off) provision for inventory obsolescence	(528,598)	34,884
Tax benefit from option exercises	-	(200,912)
Tax benefit from contingent consideration	(69,263)	-
Deferred income tax benefit	(252,347)	(623,233)
Amortization of intangible assets	428,610	346,680
Fair value adjustment of contingent consideration	(106,015)	-
Loss from disposal or sale of machinery and equipment	52,615	37,603
Stock option repurchase expense	-	300,410

Changes in assets and liabilities
Accounts receivable	(913,776)	127,461
Inventories	(14,412,734)	(3,118,520)
Prepaid expenses and other assets	(935,963)	343,580
Income taxes payable/refundable	(80,634)	509,874
Trade accounts payable	8,697,196	(4,206,275)
Deferred rent	(25,598)	79,849
Accrued expenses and wages	(809,109)	470,860

Net cash (used in) provided by operating activities	(2,781,680)	1,956,831

Cash flows from investing activities
Purchases of machinery and equipment	(4,802,389)	(8,366,039)

Net cash used in investing activities	(4,802,389)	(8,366,039)

Cash flows from financing activities
Proceeds from exercise of common stock options	57,961	158,793
Repurchase of stock options	-	(300,410)
Proceeds under sale leaseback agreements	1,102,317	2,281,354
Payments of contingent consideration	(260,000)	(260,000)
Payments under capital lease and sale leaseback agreements	(1,050,850)	(488,357)
Proceeds under building notes payable	834,481	1,275,000
Payments under building notes payable	(157,998)	(125,496)
Borrowings under lines of credit	165,496,222	121,696,357
Payments under lines of credit	(161,079,429)	(117,196,357)
Tax benefit from option exercises	-	200,912
Tax benefit from contingent consideration	69,263	-

Net cash provided by financing activities	5,011,967	7,241,796

Change in cash	(2,572,102)	832,588

Cash and cash equivalents at beginning of year	5,440,319	4,607,731

Cash and cash equivalents at end of year	$2,868,217	$5,440,319

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Years ended April 30, 2015 and 2014

	2015	2014
Supplementary disclosures of cash flow information
Cash paid for interest	$1,018,419	$893,967
Cash paid for income taxes	915,115	271,502
Cash refunded for income taxes	-	(689,298)
Purchase of machinery and equipment financed
under capital leases	1,407,116	2,870,437
Puchase of machinery and equipment financed
under sale leaseback agreements	1,102,317	-

The accompanying notes are an integral part of these statements.

DRAFT - A

DRAFT - A

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  As of April 30, 2015, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.  Approximately 15.1% and 15.7% of the total non-current consolidated assets of the Company are located outside of the United States as of April 30, 2015 and 2014, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan.  The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. dollar.  Intercompany transactions are eliminated in the consolidated financial statements.  The impact of foreign currency fluctuation for the fiscal year ended April 30, 2015 resulted in a net gain of approximately $40,000 compared to a net foreign currency loss of $128,000 in the prior year.

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

April 30, 2015 and 2014

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

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  Actual product demand or market conditions could be different than that projected by management.

Property, Machinery and Equipment

Property, machinery and equipment are valued at cost.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of the assets:

Buildings	20 years
Machinery and equipment	5-12 years
Office equipment and software	3-5 years
Tools and dies	12 months
Leasehold improvements	lesser of lease term or useful life

Expenses for repairs and maintenance are charged to selling and administrative expenses as incurred.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method over the term of the related debt.  Deferred financing fees of $147,537 and $52,484 net of accumulated amortization of $390,266 and $332,352, respectively, as of April 30, 2015 and 2014, respectively, are classified in other long-term assets on the Company’s balance sheet.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and for tax credit carryforwards, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.

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

Earnings per Share

Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested.  There were 991, anti-dilutive common stock equivalents, at both April 30, 2015 and 2014, which have been excluded from the calculation of diluted earnings per share.

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

April 30, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Shipping and Handling Costs

The Company records shipping and handling costs as selling and administrative expenses.  Customers are typically invoiced for shipping costs.  Shipping and handling costs were not material to the financial statements for fiscal years 2015 or 2014.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2015 and 2014, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

The Company measured the net assets included in the fiscal 2013 Spitfire acquisition under the fair value standard (primarily using level 3 measurement inputs) including the contingent consideration which continues to be measured and reported at fair value at each period end.  The Company currently does not have any other non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2015 and determined that no impairment existed as of that date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Intangible Assets

Intangible assets are comprised of finite life intangible assets including patents, trade names, backlog, non-compete agreements, and customer relationships.  Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of five years for patents, 20 years for trade names, 1 year for backlog, 7 years for non-compete agreements and 15 years for customer relationships.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of April 30, 2015, there was no impairment of long-lived assets.

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

Reclassifications

Certain reclassifications have been made to the previously reported 2014 financial statements to conform to the 2015 presentation.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted.  Accordingly, the Company will adopt this ASU on May 1, 2018.  Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and the Company is currently evaluating which transition approach to use and the full impact this ASU will have on the Company’s future consolidated financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for the Company beginning with the annual reporting for fiscal 2016, and reports for interim and annual periods thereafter.  Early adoption is permitted. The Company does not expect the impact of adoption of this ASU will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015- 03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.    ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Adoption will not materially affect the firm’s financial condition, results of operations, or cash flows.    The Company does not expect the impact of adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2015	2014
Beginning Balance	$150,000	$150,000
Bad debt expense	36,844	-
Write-offs	-	-
	$186,844	$150,000

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2015	2014

Finished products	$24,316,404	$18,553,112
Work-in-process	2,966,846	3,126,596
Raw materials	42,662,845	33,853,653
	69,946,095	55,533,361
Less obsolescence reserve	1,276,386	1,804,984
	$68,669,709	$53,728,377

Changes in the Company’s inventory obsolescence reserve are as follows:

	2015	2014

Beginning balance	$1,804,984	$1,770,100
Provision for obsolescence	-	34,884
Write-offs	(528,598)	-
	$1,276,386	$1,804,984

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2015	2014

Land and buildings	$15,265,758	$14,707,780
Machinery and equipment	56,142,919	54,933,857
Office equipment and software	8,640,964	7,413,077
Leasehold improvements	2,540,693	2,539,193
Equipment under capital leases	6,746,668	4,237,235

	89,337,002	83,831,142

Less accumulated depreciation
and amortization, including
amortization of assets under
capital leases of $1,329,661
and $729,723 at April 30,
2015 and 2014, respectively	55,472,475	51,138,234

Property, machinery and
equipment, net
	$33,864,527	$32,692,908

Depreciation and amortization expense was $4,985,272 and $4,791,663 for the years ended April 30, 2015 and 2014, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in carrying amount of tax deductible goodwill in the amount of $3,222,899 for the fiscal years ended April 30, 2015 and 2014, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2015 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.08	4,690,000	548,781
Backlog	-	22,000	22,000
Trade names	17.08	980,000	142,905
Non-compete agreements	4.08	50,000	20,825
Patents	2.08	400,000	233,345
Total		$8,912,000	$3,737,856

Intangible assets subject to amortization are summarized as of April 30, 2014 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	13.08	4,690,000	256,311
Backlog	-	22,000	22,000
Trade names	18.08	980,000	93,909
Non-compete agreements	5.08	50,000	13,685
Patents	3.08	400,000	153,341
Total		$8,912,000	$3,309,246

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2032, for the remaining fiscal years is as follows:

For the fiscal year ending April 30:	2016	$470,899
	2017	490,010
	2018	435,043
	2019	423,721
	2020	411,406
	Thereafter	2,943,065
		$5,174,144

Amortization expense was $428,610 and $346,680 for the years ended April 30, 2015 and 2014, respectively.

In conjunction with the May 2012 acquisition of Spitfire, the estimate of the fair value of the contingent consideration ($2,320,000) was based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year end audit.  The Company made four quarterly payments of $65,000 each in fiscal 2015 and 2014 and made three quarterly payments of $65,000 each in fiscal 2013.  As of April 30, 2015, the Company had not materially changed its estimated aggregate consideration expected to be earned under this arrangement.  Any changes in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional or credits to selling and administrative expenses.  As of April 30, 2015, the contingent consideration liability was $1,498,985.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE G - LONG-TERM DEBT

Note Payable - Bank

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and current term through October 31, 2017.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  Pursuant to the agreement, financial covenants were amended, an unused line fee was added, and the borrowing interest rate was changed.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015) or LIBOR plus two and one quarter percent (effectively 2.625% at April 30, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”, which cannot exceed 50% of combined eligible receivables and inventory).  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000 through October 31, 2015; however, at no time can the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over advance facility was LIBOR plus two and three quarter percent.  Effective December 31, 2014, the Company amended its senior secured credit facility agreement to temporarily increase the total Borrowing Base limit to 60% through June 30, 2015 and reverting to 50% of total Borrowing Base after June 30, 2015.  Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification is effective until June 30, 2015. The Company agreed to an increase in the effective interest rate for the over advance facility and a $5,000 amendment fee. The interest rate for the over advance facility increased from LIBOR plus two and three quarter percent (effectively 3.125% at April 30, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015) to LIBOR plus three and one half percent (effectively 3.875% at April 30, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2015).  As of April 30, 2015, there was a $27,416,793 outstanding balance and $2,583,207 of unused availability under the credit facility agreement.  At April 30, 2015, the Company was in compliance with its financial covenants.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2016 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory. To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by raising capital from other sources of debt or equity.  The Company has selected an investment banker for the purpose of completing a capital raise in the third fiscal quarter of 2016.  The capital raise, if successful, may consist of debt, equity or a combination of debt and equity.  If the capital raise is not completed, the Company has determined that it  might be required to repatriate from offshore cash, fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,163,000 as of April 30, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE G - LONG-TERM DEBT - Continued

Capital Lease Obligations

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At April 30, 2014,  $136,561 and $338,562 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at April 30, 2014 of the equipment under the lease finance agreement and sale leaseback agreement was $221,114 and $550,583, respectively.    At April 30, 2015, $81,809 and $192,296 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at April 30, 2015 of the equipment under the lease finance agreement and sale leaseback agreement was $194,843 and $481,805, respectively.

On November 29, 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At April 30, 2014, the balance outstanding under the capital lease agreement was $102,099.  The net book value of the equipment under this lease at April 30, 2014 was $159,528.    At April 30, 2015, the balance outstanding under the capital lease agreement was $62,777.  The net book value of the equipment under this lease at April 30, 2015 was $140,676.

On October 3, 2013, the Company entered into two sale leaseback agreements with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in June 2012.  The term of the first agreement, with an initial principal amount of $2,201,638, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At April 30, 2014,  $1,959,381 and $70,945 was outstanding under the first and second agreements, respectively.  The net book value at April 30, 2014 of the equipment under each of the two agreements was $1,828,038 and $68,092, respectively.    At April 30, 2015, $1,543,684 and $55,894 was outstanding under the first and second agreements, respectively.  The net book value at April 30, 2015 of the equipment under each of the two agreements was $1,736,474 and $61,448, respectively.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,083.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of 5.65%.  At April 30, 2014, the balance outstanding under the capital lease agreement was $581,415.  The net book value of the equipment under the lease as of April 30, 2014 was $573,338.    At April 30, 2015, the balance outstanding under the capital lease agreement was $486,541.  The net book value of the equipment under the lease as of April 30, 2015 was $524,248.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At April 30, 2015, the balance outstanding under the capital lease was $92,996.  The net book value of the equipment under the lease as of April 30, 2015 was $99,890.

On August 1, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $609,179.  The term of the lease extends to July 2019 with monthly payments of $10,797 and a fixed interest rate of 5.65%.  At April 30, 2015, the balance outstanding under the capital lease was $536,459.  The net book value of the equipment under the lease as of April 30, 2015 was $566,875.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE G - LONG-TERM DEBT - Continued

Capital Lease Obligations - Continued

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $664,676 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $12,163 and a fixed interest rate of 3.87%.  At April 30, 2015, the balance outstanding under the lease was $581,419. The net book value of the equipment under the lease as of April 30, 2015 was $567,067.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $437,641 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $8,008 and a fixed interest rate of 3.87%.  At April 30, 2015, the balance outstanding under the lease was $382,822. The net book value of the equipment under the lease as of April 30, 2015 was $395,868.

On September 22, 2014, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $106,346 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $1,947 and a fixed interest rate of 3.89%.  At April 30, 2015, the balance outstanding under the lease was $93,030.  The net book value of the equipment under the lease as of April 30, 2015 was $99,700.

On October 27, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $501,590.  The term of lease extends to October 2019 with monthly payments of $8,890 and a fixed interest rate of 5.65%.  At April 30, 2015, the balance outstanding under the lease was $461,954. The net book value of the equipment under the lease as of April 30, 2015 was $470,460.

On January 16, 2015, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $81,030 to finance equipment purchases.  The term of lease extends to December 2019 with monthly payments of $1,487 and a fixed interest rate of 4.01%.  At April 30, 2015, the balance outstanding under the lease was $75,864.  The net book value of the equipment under the lease as of April 30, 2015 was $77,654.

Note Payable - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically boar interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.625% at April 30, 2015) and is payable over a sixty month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance as of April 30, 2014 was $2,075,017.  The outstanding balance as of April 30, 2015 was $2,802,500.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.51% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 24, 2018.  The outstanding balance as of April 30, 2014 was $1,249,500.    The outstanding balance as of April 30, 2015 was $1,198,500.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE G - LONG-TERM DEBT - Continued

The aggregate amount of debt maturing in each of the following fiscal years and thereafter is as follows:

Fiscal Year	Total

2016	$165,000
2017	165,000
2018	27,581,793
2019	1,159,500
2020	2,346,500
$31,417,793

See Note L - Leases, Page F-30 for future maturities under capital lease obligations.

Other Long-Term Liabilities

As of April 30, 2015 and 2014, the Company had recorded $536,209 and $525,739, respectively, for seniority premiums and retirement accounts related to benefits for employees working in the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE H - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2015	2014

Interest	$74,395	$69,467
Commissions	57,681	48,043
Professional fees	304,864	262,755
Other	155,704	203,785

	$592,644	$584,050

Accrued wages consist of the following at April 30:

	2015	2014

Wages	$1,544,959	$1,812,049
Bonuses	409,549	510,159
Foreign wages	1,689,934	1,704,821
Foreign benefits	1,496,409	1,941,995

	$5,140,851	$5,969,024

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE I - INCOME TAX

U.S. and foreign income (loss) before income tax expense for the years ended April 30 are as follows:

	2015	2014

Domestic	$(2,481,049)	$(545,501)
Foreign	4,185,510	3,330,325

	$1,704,461	$2,784,824

Provision (benefit) for Income Taxes

The income tax provision (benefit) for the years ended April 30 consists of the following:

	2015	2014

Current
Federal	$2,963	$(203,951)
State	29,613	28,726
Foreign	1,020,820	664,591
Total Current	1,053,396	489,366

Deferred
Federal	(138,335)	365,008
State	(154,208)	64,952
Foreign	40,196	(1,053,193)
Total Deferred	(252,347)	(623,233)

Provision (benefit) for income taxes	$801,049	$(133,867)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE I - INCOME TAX - Continued

Provision (benefit) for Income Taxes - Continued

The difference between the income tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the years ended April 30 are as follows:

	2015	2014

U.S Federal Provision:
At statutory rate	$579,516	$951,623
State taxes	(86,377)	61,828
Change in valuation allowance	46,615	-
Foreign tax differential	(256,343)	(465,835)
Impact of state tax rate change	(42,471)	-
Change in foreign valuation allowance	(53,011)	-
Foreign profit sharing	32,912	(60,626)
Foreign dividends	643,708	295,522
Other	22,996	20,175
Foreign currency exchange gain/loss	136,299	-
Impact of tax legislation	-	(828,175)
Impact of foreign permanent items	(123,987)	(25,099)
Foreign inflation adjustment	(98,808)	-
Insurance reserves	-	(83,280)

Provision (benefit) for income taxes	$801,049	$(133,867)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE I - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets for federal and state income taxes are as follows:

	2015	2014

Deferred Tax Assets
Federal & State NOL carryforwards	$449,325	$-
Foreign NOL carryforwards	-	98,254
Research & Other Credits	78,100	-
Reserves and accruals	795,721	944,454
Stock based compensation	133,744	137,343
Inventories	1,154,335	1,340,302
Other intangible assets	207,044	338,014
Deferred rent	263,703	293,242
Allowance for doubtful accounts	72,271	61,515
Other	22,978	305,335
Total Gross Deferred Tax Assets	3,177,221	3,518,459
Less: Valuation allowance	(95,295)	(101,691)

Net Deferred Tax Assets	$3,081,926	$3,416,768

Deferred Tax Liabilities
Other assets	$(272,409)	$(474,768)
Property, machinery & equipment	(3,180,575)	(3,384,821)
Undistributed foreign earnings	-	(249,846)
Total Deferred Tax Liabilities	$(3,452,984)	$(4,109,435)

Net Deferred Tax Liability	$(371,058)	$(692,667)

As of April 30, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $658,000, portions of which will begin to expire in 2035. The Company had a total state net operating loss carryforward of approximately $2,318,000, which will begin to expire in 2023 to 2031. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of Section 382 the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

At April 30, 2015, the Company has federal net operating loss carry-forward totaling approximately $657,529 that will expire on April 30, 2035. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company determined it is more likely than not that it will realize the federal deferred tax assets due to the reversal of

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE I - INCOME TAX - Continued

Deferred Tax Assets and Liabilities-Continued

federal deferred tax liabilities. The federal deferred tax liabilities exceed the federal deferred tax assets and based on the reversing pattern, the Company has concluded that substantially all of the federal deferred tax liabilities are expected to reverse and be a sufficient source of future federal taxable income within the period of time available for existing net operating loss carry-forwards and other federal deferred tax assets. The federal deferred tax liability is of the same character as the differences giving rise to the federal deferred tax assets. If the Company experiences substantial changes in ownership, the net operating loss carry-forwards would be subject to an annual limitation pursuant to Section 382 which may impact the realization of the net operating loss carry-forwards.

The Company also has state net operating loss carry-forwards totaling approximately $2,318,000 at April 30, 2015, that will begin to expire in fiscal year April 30, 2022. The Company recorded a valuation allowance related to state net operating loss carry-forwards of $46,615 as of the year ended April 30, 2015. The state deferred tax liabilities exceed the state deferred tax assets and based on the reversing pattern the Company has concluded that substantially all of the state deferred tax liabilities are expected to reverse within the period of time available to fully utilize all state deferred tax assets except for certain state net operating losses, with shorter expirations. Based on the reversing schedule performed on a state by state basis, the Company has concluded that a valuation allowance of $46,615 is required as of April 30, 2015, related to state net operating loss carryforwards that are expected to expire before being utilized. These states required a valuation allowance because the net operating loss carry-forward periods are expected to expire before being utilized, based upon the scheduled reversal of the deferred tax liabilities.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE I - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

The above amounts are classified in the Consolidated Balance Sheets at April 30, are as follows:

	2015	2014
Current assets:
Deferred income taxes	$2,179,178	$2,524,993
Non-current liabilities:
Deferred income taxes	(2,550,236)	(3,217,660)
Net Deferred Tax Liability	$(371,058)	$(692,667)

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Since the earnings of the foreign subsidiaries have been, and under fiscal April 30, 2015 plans, will continue to be indefinitely reinvested, no deferred tax liability has been recorded.  With respect to fiscal April 30, 2016, as a result of the uncertainty of the Company’s financing arrangements and its domestic liquidity profile, the Company has determined that it  might be required to repatriate from offshore cash, fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts .  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,163,000 as of April 30, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

Effective January 1, 2014, the Mexican federal income tax law changes were enacted eliminating the statutory income tax rate reduction scheduled to start in 2014, and leaving the 30% statutory income tax rate in effect for future years.  In addition the Entrepreneurial Tax of Unique Rate (flat tax) was repealed as of January 31, 2014.

During fiscal year 2015, the Company reflected tax expense of $643,708 related to the inability to realize the tax benefit recorded in fiscal year 2014 for potential foreign tax credits related to the above distribution from Mexico.  The Company’s current estimate of cumulative taxable income during the foreign tax credit carryforward period is insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE I - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

The Company has a foreign tax credit carry-forward of $78,100 and $112,327 at April 30, 2015 and 2014, respectively, that will begin to expire in fiscal year April 30, 2024.  The Company determined it is more likely than not that it will realize the foreign tax credit due to the reversal of federal deferred tax liabilities.

The Company’s Vietnam subsidiary has a net operating loss carry-forward of $221,274 and $399,109 at April 30, 2015 and 2014, respectively, that will begin to expire within the fiscal year April 30, 2017.    A portion of the net operating loss carry-forward, $147,594, expired in the fiscal year ended April 30, 2015.  Vietnam has a tax holiday and is at a 0% tax rate currently.  The Company anticipates that it will use the net operating loss before the tax holiday expires, which resulted in no benefit being booked.

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns.  For the fiscal year ended April 30, 2015 and 2014, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0 for each year.

Other

Interest related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Consolidated Statements of Income.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011.  The Internal Revenue Service is currently examining fiscal year 2013.  The Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2012.

NOTE J - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees.  The Company may elect to match participant contributions up to $300 per participant annually.  The Company contributed $114,207 and $93,452 to the plans during the fiscal years ended April 30, 2015 and 2014, respectively.  The Company paid total expenses of $8,500 and $6,850 for the fiscal years ended April 30, 2015 and 2014, respectively, relating to costs associated with the administration of the plans.

NOTE K - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.  For the year ended April 30, 2015, two customers accounted for 36.8% and 9.9% of net sales of the Company, and 9.6% and 5.5%, respectively, of accounts receivable at April 30, 2015.  For the year ended April 30, 2014, two customers accounted for 31.6% and 12.0% of net sales of the Company and 11.2% and 4.5%, respectively, of accounts receivable at April 30, 2014.  Further, the Company has $2,462,057 in cash in China as of April 30, 2015.  These funds are not insured by a guaranteed deposit insurance system.  Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE L - LEASES

The Company leases certain facilities and office space under various operating leases expiring at various dates through March 2021.  The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows:

	Capital	Operating
Years ending April 30,	Leases	Leases

2016	$1,429,205	$1,840,697
2017	1,253,770	2,026,999
2018	1,167,522	1,960,493
2019	924,596	1,651,233
2020	310,012	950,166
Thereafter	-	603,437

Total future minimum lease payments	$5,085,105	$9,033,025

Less amounts representing interest	437,560

	4,647,545

Less Current Portion	1,245,632

Long Term Portion	$3,401,913

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE L - LEASES - Continued

Rent expense incurred under operating leases was $2,102,312 and $1,981,977 for the years ended April 30, 2015 and 2014, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded was $33,950 for the fiscal year ended April 30, 2015, compared to deferred rent income of $17,770 recorded for the year ended April 30, 2014.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the fiscal year ended April 30, 2015 was $8,353.  Deferred rent expense in the amount of $8,353 was recorded for the twelve month period ended April 30, 2015.

NOTE M - STOCK COMPENSATION

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire shares of common stock.  All Option Plans have been approved by the Company’s shareholders.  At April 30, 2015, the Company has 402,914 shares available for future issuance to employees under the employee plans and none are available under the non-employee director plans.  The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors.  The maximum term of options granted under the Option Plans is generally 10 years.  Options granted under the Option Plans are either incentive stock options or nonqualified options.  Each option under the Option Plans is exercisable for one share of stock.  Options forfeited under the Option Plans are available for reissuance.  Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

The Company granted 25,000 options to employees in fiscal year 2014.    The Company recognized approximately $18,100 in compensation expense in fiscal year 2015 and 2014.  The balance of unrecognized compensation expense at April 30, 2015 was approximately $21,700.

In fiscal year 2013, 115,000 options were granted to employees.    The Company recognized approximately $13,800 and $54,860 of compensation expense in fiscal years 2015 and 2014, respectively.  The balance of unrecognized compensation expense at April 30, 2015 and 2014 was approximately $0 and $13,800, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE M - STOCK COMPENSATION - Continued

The Company offered to purchase 395,190 options upon the terms  stated in Schedule TO (“TO”) filed with the SEC on October 1, 2013.  The stock options subject to the TO were those options to purchase SGMA common stock which had not expired or terminated prior to October 29, 2013.  Options, all of which were fully vested, were granted under the following Company stock option plans: 1993 Stock Option Plan, 2004 Employee Stock Option Plan, 2000 Directors’ Stock Option Plan and 2004 Directors’ Stock Option Plan.    The Company offered to pay a cash amount ranging from $0.18 to $1.35 per Eligible Option, totaling up to $301,500 and 394,200 options were tendered and purchased for a total cash payment of $300,410 as of October 31, 2013.

The fair value of each option grant in fiscal 2014 is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	78%
Average risk-free interest rate	4.49%
Weighted-average expected life of options	6.0 years

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE M - STOCK COMPENSATION - Continued

The table below summarizes option activity through April 30, 2015:

	Number of		Number of
	securities to be		options
	issued upon	Weighted-	exercisable
	exercise of	average	at end
	outstanding options	exercise price	of year
Outstanding at April 30, 2013	515,192	$8.02	438,142
Options granted during 2014	25,000	4.24
Options exercised during 2014	(43,588)	3.64
Options expired during 2014	(850)	4.24
Options repurchased during 2014	(394,200)	9.34
Outstanding at April 30, 2014	101,554	3.88	48,304
Options exercised during 2015	(13,600)	4.26
Options expired during 2015	(2,000)	4.24
Outstanding at April 30, 2015	85,954	$3.81	76,954

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options.  During the fiscal years ended April 30, 2015 and 2014, the aggregate intrinsic value of options exercised was $51,520 and $291,025, respectively.  As of April 30, 2015 and 2014, the aggregate intrinsic value of in the money options outstanding was $365,245 and $653,803, respectively.

Information with respect to stock options outstanding at April 30, 2015 follows:

	Options outstanding
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2015	contract life	exercise price
Range of exercise prices

$3.60-5.40	84,963	7.87 years	$3.75
$9.17-11.56	991	.38 years	9.17

	85,954		$3.81

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE M - STOCK COMPENSATION - Continued

Information with respect to stock options outstanding and exercisable at April 30, 2015 follows:

	Options outstanding and exercisable
	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2015	contract life	exercise price
Range of exercise prices

$3.60-5.40	75,963	7.87 years	$3.69
$9.17-11.56	991	.38 years	9.17

	76,954		$3.76

The Company implemented an employee stock purchase plan (“ESPP”), for all eligible employees on February 1, 2014.  Under the ESPP, employees may purchase shares of the Company’s common stock at three-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first day or the last day of the offering period (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not be less than 1% nor exceed 15% of their total gross compensation. Shares of common stock are offered under the ESPP through a series of successive offering periods. The plan imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) termination of employment for any reason immediately terminates the employee’s participation in the plan (ii) no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 500,000 shares. The number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  There were 18,118 and 2,158 shares issued under the ESPP and the Company recorded $27,747 and $4,151 in compensation expense, for fiscal years ended April 30, 2015 and 2014, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,330 vested in June 2012 and 8,330 vested in June 2013.  The Company recognized approximately $1,745 and $15,325 in compensation expense for the years ended April 30, 2015 and 2014, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was approximately $0 and $1,750 at April 30, 2015 and 2014, respectively.

On October 1, 2014, the Company granted 1,750 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 8,750 restricted shares were granted and the shares vest in six months from the date of grant.  The Company recognized $60,200 in compensation expense in fiscal year 2015.  There was no unrecognized compensation expense related to the 8,750 shares of restricted stock at April 30, 2015.

On October 1, 2013, the Company granted 1,500 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 7,500 restricted shares were granted and the shares vested in six months from the date of grant.  The Company recognized no compensation expense in fiscal year 2015 and there was no unrecognized compensation expense related to the 7,500 shares of restricted stock at April 30, 2015.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE N - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2015:

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter

Net sales	$54,947,477	$61,533,519	$53,702,613	$60,053,552

Income before income	15,566	723,254	562,123	403,518
tax expense

Net income	16,810	146,429	564,080	176,093

Earnings per share	$0.00	$0.04	$0.14	$0.04
Basic

Earnings per share	$0.00	$0.04	$0.14	$0.04
Diluted

Total shares- Basic	4,028,535	4,044,240	4,054,146	4,061,504

Total shares- Diluted	4,105,627	4,120,178	4,116,015	4,117,600

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE N - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2014:

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter

Net sales	$56,166,061	$56,577,287	$54,175,196	$55,567,396

Income (loss) before income
tax (benefit) expense	1,240,339	949,811	(130,182)	724,856

Net income	967,464	784,654	743,794	422,779

Earnings per share
Basic	$0.24	$0.20	$0.19	$0.11

Earnings per share
Diluted	$0.24	$0.19	$0.18	$0.10

Total shares- Basic	3,961,232	3,961,232	3,966,814	3,988,923

Total shares- Diluted	4,011,001	4,037,627	4,088,695	4,107,736

NOTE O – LITIGATION

In November 2008, the Company received notice of an Equal Employment Opportunity Commission (“EEOC”) claim based on allegations of discrimination, sexual harassment, and retaliation filed by Maria Gracia, a former employee.  On December 5, 2008, Ms. Gracia’s employment as an assembly supervisor was terminated after she knowingly permitted an assembly line to run leaded boards in a lead-free room with lead-free solder, contrary to the customer’s specifications and prohibited by Company policy.  The use of lead-free solder for leaded components can lead to devices that fail and significant penalties to the Company and customers from regulatory bodies.  The parts were quarantined and were not shipped.  Ms. Gracia openly admitted to permitting this to take place.

The EEOC declined to pursue Ms. Gracia’s charges against the Company but  on July 26, 2011, Ms. Gracia received a right to sue letter from the EEOC. On October 25, 2011, Ms. Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.  The Complaint alleged claims that Ms. Gracia was subject to discrimination, harassment, and hostile work environment based on sex and national origin.  In the Complaint, Ms. Gracia alleged that her supervisor engaged in a pattern of unwanted sexual advances and that he sent her emails that were offensive to her gender and national origin.  Further, the Complaint also alleged that the Company retaliated by terminating Ms. Gracia’s employment after she filed her initial charge of

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2015 and 2014

NOTE O – LITIGATION - Continued

discrimination with the EEOC.  Ms. Gracia sought relief in the form of (a) damages sufficient to compensate her injuries; (b) attorney’s fees; (c) costs of the action; (d) and equitable remedies.

In the court’s October 25, 2013 ruling on the Company’s Motion for Summary Judgment, the court limited plaintiff’s claims to two: (1) hostile work environment caused by gender (sexual harassment), and (2) retaliation.  In December 2014, a jury trial found in favor of the Company with respect to the first claim and for the plaintiff with respect to the second claim, awarding plaintiff damages totaling $307,000.  In post-trial motions, the judge reduced the verdict to $300,000.  The judge will now consider plaintiff’s claim for equitable remedies and attorneys’ fees and costs, along with the Company’s motion for sanctions, as the plaintiff introduced knowingly altered documents as evidence during the trial which had not been previously disclosed.  It is uncertain when these claims will be ruled upon by the court.

The plaintiff has offered to accept $607,000 in settlement of all claims.  The Company has rejected that offer and intends to await the final judgment.  The Company has not waived its right to appeal that judgment and will determine its next steps once it is entered.  As of April 30, 2015, the Company has accrued $300,000 in recognition of the jury’s verdict and the judge’s subsequent adjustment to that verdict.

Even with a favorable ruling for the Company with regard to sanctions, the Company believes it will be required to pay plaintiff a minimum of $300,000.  While the plaintiff has offered to accept $607,000 in settlement of all claims, it is not possible to predict where, within the range of $300,000 to $607,000 that the judge may enter the judgment.

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