Form 10-Q
period 2015-07-31
SIGMATRON INTERNATIONAL INC
filed 2015-09-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

SigmaTron International, Inc.

July 31, 2015

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 10,  2015:  4,166,432

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	July 31,
	2015	April 30,
	(Unaudited)	2015

Current assets:
Cash	$2,921,024	$2,868,217
Accounts receivable, less allowance for doubtful
accounts of $100,000 and $186,844 at July 31, 2015
and April 30, 2015, respectively	20,687,556	20,170,723
Inventories, net	67,420,476	68,669,709
Prepaid expenses and other assets	2,503,499	2,103,367
Deferred income taxes	2,150,952	2,179,178
Other receivables	329,560	486,085

Total current assets	96,013,067	96,477,279

Property, machinery and equipment, net	33,413,581	33,864,527

Intangible assets, net of amortization of $3,853,210
and $3,737,856 at July 31, 2015 and April 30, 2015, respectively	5,058,790	5,174,144
Goodwill	3,222,899	3,222,899
Other assets	1,155,751	1,319,901

Total other long-term assets	9,437,440	9,716,944

Total assets	$138,864,088	$140,058,750

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$38,212,661	$35,838,275
Accrued wages	3,756,532	3,644,442
Accrued expenses	2,377,510	2,089,053
Income taxes payable	7,586	302
Current portion of long-term debt	165,000	165,000
Current portion of capital lease obligations	1,370,711	1,245,632
Current portion of contingent consideration	275,288	275,288
Current portion of deferred rent	160,962	150,594

Total current liabilities	46,326,250	43,408,586

Long-term debt, less current portion	25,754,693	31,252,793
Capital lease obligations, less current portion	3,664,809	3,401,913
Contingent consideration, less current portion	1,184,783	1,223,697
Deferred rent, less current portion	949,675	999,929
Other long-term liabilities	538,564	536,209
Deferred income taxes	2,550,236	2,550,236

Total long-term liabilities	34,642,760	39,964,777

Total liabilities	80,969,010	83,373,363

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,166,432 and 4,075,785 shares issued and
outstanding at July 31, 2015 and April 30, 2015, respectively	41,485	40,703
Capital in excess of par value	21,789,743	21,239,641
Retained earnings	36,063,850	35,405,043

Total stockholders' equity	57,895,078	56,685,387

Total liabilities and stockholders' equity	$138,864,088	$140,058,750

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net sales	$64,220,946	$54,947,477
Cost of products sold	57,990,672	50,201,029

Gross profit	6,230,274	4,746,448

Selling and administrative expenses	5,045,353	4,514,211

Operating income	1,184,921	232,237

Other income	(40,581)	(39,876)
Interest expense	263,179	256,547
Income from operations before income tax expense	962,323	15,566

Income tax expense (benefit)	303,517	(1,244)

Net income	$658,806	$16,810

Earnings per share - basic	$0.16	$0.00

Earnings per share - diluted	$0.16	$0.00

Weighted average shares of common stock outstanding
Basic	4,148,285	4,028,535

Weighted average shares of common stock outstanding
Diluted	4,193,657	4,105,627

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$658,806	$16,810

Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	1,290,963	1,210,235
Stock-based compensation	10,149	28,038
Restricted stock expense	-	1,746
Employee stock purchases	22,736	49,712
Provision for doubtful accounts	(86,844)	-
(Write-off) for inventory obsolescence	(49,866)	-
Deferred income tax expense (benefit)	28,226	(14,221)
Amortization of intangible assets	115,354	101,514
Loss from disposal or sale of machinery and equipment	8,405	-

Changes in assets and liabilities
Accounts receivable	(429,989)	(499,255)
Inventories	1,299,099	(3,816,960)
Prepaid expenses and other assets	(79,457)	(379,438)
Income taxes payable/refundable	7,284	(466,051)
Trade accounts payable	2,374,386	3,834,672
Deferred rent	(39,886)	15,153
Accrued expenses and wages	402,902	(663,143)

Net cash provided by (used) in operating activities	5,532,268	(581,188)

Cash flows from investing activities
Purchases of machinery and equipment	(145,193)	(2,038,346)

Net cash used in investing activities	(145,193)	(2,038,346)

Cash flows from financing activities
Proceeds from the exercise of common stock options	-	6,120
Proceeds from the sale of restricted stock	518,000	-
Payments of contingent consideration	(38,914)	(65,000)
Payments under capital lease and sale leaseback agreements	(315,254)	(191,307)
Payments under building notes payable	(41,250)	(37,749)

Borrowings under lines of credit	15,506,571	47,411,170
Payments under lines of credit	(20,963,421)	(47,489,716)

Net cash used in financing activities	(5,334,268)	(366,482)

Change in cash	52,807	(2,986,016)
Cash at beginning of period	2,868,217	5,440,319

Cash at end of period	$2,921,024	$2,454,303

Supplementary disclosures of cash flow information
Cash paid for interest	$260,454	$241,511
Cash paid for income taxes	8,310	104,110
Purchase of machinery and equipment financed
under capital leases	703,229	108,971

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

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

Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2015 is not necessarily indicative of the results that may be expected for the year ending April 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Note B - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2015	2015

Finished products	$23,596,863	$24,316,404
Work-in-process	2,910,427	2,966,846
Raw materials	42,139,706	42,662,845
	68,646,996	69,946,095
Less obsolescence reserve	1,226,520	1,276,386
	$67,420,476	$68,669,709

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
	2015	2014

Net income	$658,806	$16,810
Weighted-average shares
Basic	4,148,285	4,028,535
Effect of dilutive stock options	45,372	77,092

Diluted	4,193,657	4,105,627

Basic earnings per share	$0.16	$0.00

Diluted earnings per share	$0.16	$0.00

Options to purchase 85,954 and 97,854 shares of common stock were outstanding at July 31, 2015 and 2014, respectively.  There were no options granted during the quarter ended July 31, 2015 and 2014.  The Company recognized $4,559 and $18,372 in stock option expense for the three month period ended July 31, 2015 and 2014, respectively.    The balance of unrecognized compensation expense related to the Company’s stock option plans was $17,148 and $35,235 at July 31, 2015 and 2014, respectively.

The Company issued 25,000 shares of restricted stock on June 1, 2012, of which 8,330 vested in June 2012, 8,330 vested in June 2013 and 8,340 vested in June 2014.  The Company recognized $0 and $1,746 in compensation expense for the three month periods ended July 31, 2015 and 2014, respectively.  There was no unrecognized compensation expense related to the Company’s restricted stock award at July 31, 2015 and 2014, respectively.

On October 1, 2014, the Company granted 1,750 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 8,750 restricted shares were granted and the shares vest in six months from the date of grant.  The Company recognized $0 compensation expense for the three months ended July 31, 2015.  There is no compensation expense to be recorded in the future related to the 8,750 shares of restricted stock.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  For the three months ended July 31, 2015 and 2014, 4,147 and 3,790 shares, respectively were issued under the ESPP.  The Company recorded $5,590 and $9,666 in compensation expense for the three months ended July 31, 2015 and 2014, respectively.  During the three months ended July 31, 2015 and 2014 the Company recorded $22,736 and $49,712, respectively to stockholders’ equity relating to purchases under the ESPP.

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and current term through October 31, 2017.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at July 31, 2015) or LIBOR plus two and one quarter percent (effectively 2.625% at July 31, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”, which cannot exceed 50% of combined eligible receivables and inventory).  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000 through October 31, 2015; however, at no time can the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over advance facility was LIBOR plus two and three quarter percent.    Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification was effective until June 30, 2015. The Company agreed to an increase in the effective interest rate for the over advance facility and a $5,000 amendment fee. The interest rate for the over advance facility increased from LIBOR plus two and three quarter percent (effectively 3.125% at July 31, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at July 31, 2015) to LIBOR plus three and one half percent (effectively 3.875% at July 31, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25%  at July 31, 2015).  As of July 31, 2015, there was a $21,959,943 outstanding balance and $7,938,610 of unused availability under the credit facility agreement.  At July 31, 2015, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.625% at July 31, 2015) and is payable over a sixty month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.    The outstanding balance as of July 31, 2015 was $2,774,000.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of July 31, 2015 was $1,185,750.

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in carrying amount of tax deductible goodwill in the amount of $3,222,899 for the first quarter ended July 31, 2015 and 2014, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2015 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.8	4,690,000	630,100
Backlog	-	22,000	22,000
Trade names	16.8	980,000	155,154
Non-compete agreements	3.8	50,000	22,610
Patents	1.8	400,000	253,346
Total		$8,912,000	$3,853,210

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2015, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.08	4,690,000	548,781
Backlog	-	22,000	22,000
Trade names	17.08	980,000	142,905
Non-compete agreements	4.08	50,000	20,825
Patents	2.08	400,000	233,345
Total		$8,912,000	$3,737,856

Estimated aggregate amortization expense for intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 9 months of the fiscal year ending April 30:	2016	$355,545
For the fiscal year ending April 30:	2017	490,010
	2018	435,043
	2019	423,721
	2020	411,406
	Thereafter	2,943,065
		$5,058,790

Amortization expense was $115,354 and $101,514 for the three months ended July 31, 2015 and 2014, respectively.

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, the estimate of the fair value of the contingent consideration,  $2,320,000, was based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year end audit.  The Company made one payment in the quarter ended July 31, 2015 in the amount of $38,914.  The Company made four quarterly payments of $65,000 each in fiscal 2015 and 2014 and made three quarterly payments of $65,000 each in fiscal 2013.  As of July 31, 2015, the Company had not materially changed its estimated aggregate consideration expected to be earned under this arrangement.  Any changes in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of July 31, 2015, the contingent consideration liability was $1,460,071.

Note - F - Commitments and Contingencies

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

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note - F - Commitments and Contingencies - Continued

The plaintiff has withdrawn her offer to accept $607,000 in settlement of all claims.  The Company intends to await the final judgment.  The Company has not waived its right to appeal that judgment and will determine its next steps once it is entered.  As of April  30, 2015, the Company had accrued $300,000 in recognition of the jury’s verdict and the judge’s subsequent adjustment to that verdict.  No additional accrual was made during the first quarter of fiscal year 2016.

Even with a favorable ruling for the Company with regard to sanctions, the Company believes it will be required to pay plaintiff a minimum of $300,000.  It is not possible to predict where the judge may enter the judgment.

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

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

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

Intangible Assets - Intangible assets are comprised of finite life intangible assets including patents, trade names, backlog, non-compete agreements, and customer relationships.  Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of five years for patents, 20 years for trade names, 1 year for backlog, 7 years for non-compete agreements and 15 years for customer relationships.

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of July 31, 2015, there was no impairment of long-lived assets.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations.  Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

SigmaTron International, Inc.

July 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

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

In April 2015, the FASB issued ASU No. 2015- 03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Adoption will not materially affect the Company’s financial condition, results of operations, or cash flows.  The Company does not expect the impact of adoption of this ASU to have a material impact on its consolidated financial statements.

SigmaTron International, Inc.

July 31, 2015

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

July 31, 2015

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2015 and 2014, respectively.

Sales during the quarter ended July 31, 2015 increased to $64,220,946 from $60,053,552 for the quarter ended April 30, 2015.  The increase in the sales is the result of new programs with existing and new customers.  The trend is expected to continue in the second quarter of fiscal year 2016.  Additional programs will be launching and several of the programs that have been launched are expected to increase.  The Company believes if the economy remains steady, it would expect to see sequential growth from the first quarter to the second quarter of fiscal 2016 in terms of increasing sales.  Clearly the economy remains volatile and the Company remains cautious about the possibility of short-term slowdowns and it plans to manage accordingly.  Margin pressures continue.

The Company’s international footprint provides its customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. The Company believes this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

Results of Operations:

Net Sales

Net sales increased for the three month period ended July 31, 2015 to $64,220,946 from $54,947,477 for the three month period ended July 31, 2014.  Sales volume increased for the three month period ended July 31, 2015 as compared to the prior year in the industrial electronics, fitness, gaming, appliance, medical/life sciences and semiconductor equipment marketplaces.  The increase in sales for this marketplace was partially offset by a decrease in sales in the consumer electronics and telecommunications marketplaces.  The increase in sales is the result of new programs with existing and new customers and a nominal increase in sales from the existing base of business.

Gross Profit

Gross profit increased during the three month period ended July 31, 2015 to $6,230,274 or 9.7% of net sales compared to $4,746,448 or 8.6 % of net sales for the same period in the prior fiscal year.  The increase in gross profit for the three month period ended July 31, 2015 was primarily the result of

SigmaTron International, Inc.

July 31, 2015

increased sales and a more favorable mix resulting from increased sales in the industrial electronics and medical/life sciences marketplaces.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,045,353 or 7.9% of net sales for the three month period ended July 31, 2015 compared to $4,514,211 or 8.2% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period ended July 31, 2015 was approximately $530,000.  Professional accounting fees, sales salaries and bonus expense increased for the three months ended July 31, 2015 compared to the same period in the prior year.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in purchasing and general office salaries.

Interest Expense

Interest expense increased to $263,179 for the three month period ended July 31, 2015 compared to $256,547 for the same period in the prior fiscal year.  The increase in interest expense for the three month period ended July 31, 2015 was due to additional capital lease obligations and higher interest rates under the Company’s banking arrangements.  Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Taxes

The income tax expense was $303,517 for the three months period ended July 31, 2015 compared to an income tax benefit of $1,244 for the same period in the prior fiscal year.  The income tax expense for the three month period ended July 31, 2015 is the result of higher pre-tax income for the period compared to the quarter ended July 31, 2014.  The Company’s effective tax rate was 31.5% and a negative 8% for the quarter ended July 31, 2015 and 2014, respectively.

Net Income

Net income increased to $658,806 for the three month period ended July 31, 2015 compared to net income of $16,810 for the same period in the prior fiscal year.    Basic and diluted earnings per share for the first quarter of 2016 were each $0.16 compared to basic and diluted earnings per share of $0.00 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $5,532,268 for the three months ended July 31, 2015, compared to cash flow used in operating activities of $581,188 for the same period in the prior fiscal year.  During the first three months of fiscal year 2016, cash flow provided by operating activities was primarily the result of a decrease in inventories of $1,299,099, an increase in accounts payable of $2,374,386, the result of net income and the non-cash effects of depreciation and amortization.  The decrease in inventory was the result of inventory usage for new programs.

Cash flow used in operating activities was $581,188 for the three months ended July 31, 2014. During the first three months of fiscal year 2015, cash flow used in operating activities was primarily the result of increased inventory in the amount of $3,816,960, an increase in accounts payable of

SigmaTron International, Inc.

July 31, 2015

$3,834,672, and the result of net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable was in the ordinary course of business.

Investing Activities.

During the first three months of fiscal year 2016, the Company purchased $145,193 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2016 in the amount of $1,500,000.  The Company anticipates purchases will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.

During the first three months of fiscal year 2015, the Company purchased $2,038,346 in machinery and equipment to be used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,764,043 during the balance of fiscal year 2015.

Financing Activities.

Cash used in financing activities was $5,334,268 for the three months ended July 31, 2015.  Cash used in financing activities was primarily the result of payments under the line of credit in excess of borrowings.

Cash used in financing activities was $366,482 for the three months ended July 31, 2014.

Cash used in financing activities was primarily the result of payments under capital leases and sale leaseback agreements and payments under the line of credit in excess of borrowings.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and current term through October 31, 2017.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds.  The interest rate is the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at July 31, 2015) or LIBOR plus two and one quarter percent (effectively 2.625% at July 31, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”, which cannot exceed 50% of combined eligible receivables and inventory).  Further, in specific circumstances, the Company is entitled to an over advance of up to $5,000,000 through October 31, 2015; however, at no time can the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over advance facility was LIBOR plus two and three quarter percent.    Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification was effective until June 30, 2015. The Company agreed to an increase in the effective interest rate for the over advance facility and a $5,000 amendment fee. The interest rate for the over advance facility increased from LIBOR plus two and three quarter percent (effectively 3.125% at July 31, 2015) or the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at July 31, 2015) to LIBOR plus three and one half percent (effectively 3.875% at July 31, 2015) or the

SigmaTron International, Inc.

July 31, 2015

bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at July 31, 2015).  As of July 31, 2015, there was a $21,959,943 outstanding balance and $7,938,610 of unused availability under the credit facility agreement.  At July 31, 2015, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.625% at July 31, 2015) and is payable over a sixty month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.    The outstanding balance as of July 31, 2015 was $2,774,000.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of July 31, 2015 was $1,185,750.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $835,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At July 31, 2015,  $67,740 and $154,694 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at July 31, 2015 of the equipment under the lease finance agreement and sale leaseback agreement was $188,275 and $464,611, respectively.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At July 31, 2015, the balance outstanding under the capital lease agreement was $52,638.  The net book value of the equipment under this lease at July 31, 2015 was $135,963.

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in June 2012.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At July 31, 2015, $1,437,306 and $52,042 was outstanding under the first and second agreements, respectively.  The net book value at July 31, 2015 of the equipment under each of the two agreements was $1,690,589 and $59,788.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with

SigmaTron International, Inc.

July 31, 2015

monthly payments of $10,441 and a fixed interest rate of 5.65%.  At July  31, 2015, the balance outstanding under the capital lease agreement was $461,975.  The net book value of the equipment under the lease as of July 31, 2015 was $511,975.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At July 31, 2015, the balance outstanding under the capital lease was $88,494.  The net book value of the equipment under the lease as of July 31, 2015 was $97,620.

On August 1, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $609,179.  The term of the lease extends to July 2019 with monthly payments of $10,797 and a fixed interest rate of 5.65%.  At July 31, 2015, the balance outstanding under the capital lease was $511,527.  The net book value of the equipment under the lease as of July 31, 2015 was $554,183.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $664,676 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $12,163 and a fixed interest rate of 3.87%.  At July 31, 2015, the balance outstanding under the lease was $550,456. The net book value of the equipment under the lease as of July 31, 2015 was $553,219.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $437,641 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $8,008 and a fixed interest rate of 3.87%.  At July 31, 2015, the balance outstanding under the lease was $362,435. The net book value of the equipment under the lease as of July 31, 2015 was $386,751.

On September 22, 2014, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $106,346 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $1,947 and a fixed interest rate of 3.89%.  At July 31, 2015, the balance outstanding under the lease was $88,078. The net book value of the equipment under the lease as of July 31, 2015 was $97,484.

On October 27, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $501,590.  The term of lease extends to October 2019 with monthly payments of $8,890 and a fixed interest rate of 5.65%.  At July 31, 2015, the balance outstanding under the lease was $441,713. The net book value of the equipment under the lease as of July 31, 2015 was $460,010.

On January 16, 2015, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $81,030 to finance equipment purchases.  The term of lease extends to December 2019 with monthly payments of $1,487 and a fixed interest rate of 4.01%.  At July 31, 2015, the balance outstanding under the lease was $72,149. The net book value of the equipment under the lease as of July 31, 2015 was $75,966.

On June 2, 2015, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $703,229.  The term of lease extends to July 2020 with monthly payments of $12,764 and a fixed interest rate of 6.5%.  At July 31, 2015, the balance outstanding under the lease was $694,273. The net book value of the equipment under the lease as of July 31, 2015 was $688,578.

SigmaTron International, Inc.

July 31, 2015

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three month period ended July 31, 2015 was $12,284.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three month period ended July 31, 2015 was $27,602.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars, except for the Acuna Mexico operation, which is funded in Pesos.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the three month period ended July 31, 2015  resulted in a foreign currency  gain of $284 compared to a foreign currency loss of approximately $76,900 for the same period in the prior year.  During the first three months of fiscal year 2016, the Company’s U.S. operations paid approximately $13,340,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2016 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability has been recorded.  With respect to the fiscal year ending April 30, 2016, due to the uncertainty of the Company’s financing arrangements and its domestic liquidity profile, the Company may be required to repatriate cash from fiscal 2016 foreign earnings to meet certain domestic funding needs.  Based on current forecasts, the Company does not anticipate having to remit any prior year foreign earnings.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,102,000 as of July 31, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2016 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory. To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by raising capital from other sources of debt or equity.  The Company selected an investment banker for the purpose of completing a capital raise in the second fiscal quarter of 2016.  In the second fiscal quarter of 2016 the Company entered into a conditional term sheet agreement for a 60-month credit facility of up to $15,000,000 with monthly payments of interest only over the full term with renewal or a balloon payment due at maturity.  The credit facility described in the term sheet provides for interest on borrowed funds at the floating six-month LIBOR  plus seven percent (approximately 7.50% at July 31, 2015), and warrants to the investor.  The Company expects to finalize the transaction in the second quarter of fiscal year 2016.  If the capital raise is not completed, the Company has determined that it might be required to repatriate from offshore cash and fiscal 2016 foreign earnings, to meet certain domestic funding needs but will not need to repatriate prior earnings based on current forecasts.

SigmaTron International, Inc.

July 31, 2015

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

The impact of inflation on the Company’s net sales, revenues and incomes from continuing operations for the past fiscal years has been minimal.

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

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July 31, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended July 31, 2015, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. None of COSO, the Securities and Exchange Commission or any

SigmaTron International, Inc.

July 31, 2015

other regulatory body has mandated adoption of the 2013 Framework by a specified date. We intend to perform an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 Framework. Until such time as such analysis and any related transition to the 2013 Framework is complete, we will continue to use the 1992 Framework in connection with our assessment of internal control.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

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

SigmaTron International, Inc.

July 31, 2015

Item 1A.Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2015, the Company sold 40,000 shares of common stock to a long term shareholder of the Company at a price of $280,000 and 34,000 shares of common stock to two officers and a sales representative of the Company at an aggregate price of $238,000.  The sales were unregistered and made in accordance with and under Rule 506 under the Securities Act of 1933, as amended.  The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on May 27, 2015, which information is incorporated herein by reference.

From February 1, 2014 through July 31, 2015, the Company issued 24,390 unregistered shares of its common stock to certain eligible employees pursuant to its 2013 Employee Stock Purchase Plan.  The transactions were conducted in reliance upon the available exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

As discussed in the Current Report on Form 8-K filed on June 4, 2012 (the “Report”), the Company agreed to sell a total of 50,000 shares of the Company’s common stock to Gregory Jay Ramsey in connection with the closing of the Spitfire Transaction, which served as partial consideration for the Acquired Assets (as such term is defined in the Report).  The information contained in the Report with respect to such sale is incorporated herein by reference.  Of the total, 12,500 shares were sold in each of June, 2012 and May, 2013, 2014 and 2015, each in an unregistered sale, in accordance with and under Rule 506 under the Securities Act of 1933, as amended.  The facts related to the Company’s reliance on Rule 506 are contained in the Company’s Form D filed with the Commission on June 25, 2012, and subsequent Form D filings made on June 17, 2013, June 10, 2014 and May 27, 2015, which information is incorporated herein by reference.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1Schedule # 1284094 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated June 2, 2015, incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed on July 24, 2015.

SigmaTron International, Inc.

July 31, 2015

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

July 31, 2015

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 14, 2015

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 14, 2015

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)