Form 10-Q
period 2015-10-31
SIGMATRON INTERNATIONAL INC
filed 2015-12-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

October 31, 2015

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 10,  2015:  4,169,617

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	October 31,
	2015	April 30,
	(Unaudited)	2015

Current assets:
Cash	$4,577,202	$2,868,217
Accounts receivable, less allowance for doubtful
accounts of $100,000 and $186,844 at October 31, 2015
and April 30, 2015, respectively	22,382,064	20,170,723
Inventories, net	67,356,773	68,669,709
Prepaid expenses and other assets	2,564,091	2,103,367
Deferred income taxes	2,278,870	2,179,178
Other receivables	274,085	486,085

Total current assets	99,433,085	96,477,279

Property, machinery and equipment, net	33,022,722	33,864,527

Intangible assets, net of amortization of $3,971,725 and
$3,737,856 at October 31, 2015 and April 30, 2015, respectively	4,940,275	5,174,144
Goodwill	3,222,899	3,222,899
Other assets	1,102,786	1,319,901

Total other long-term assets	9,265,960	9,716,944

Total assets	$141,721,767	$140,058,750

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$39,561,595	$35,838,275
Accrued wages	4,425,841	3,644,442
Accrued expenses	2,626,838	2,089,053
Income taxes payable	467,221	302
Current portion of long-term debt	165,000	165,000
Current portion of capital lease obligations	1,359,006	1,245,632
Current portion of contingent consideration	275,288	275,288
Current portion of deferred rent	171,330	150,594

Total current liabilities	49,052,119	43,408,586

Long-term debt, less current portion	24,753,500	31,252,793
Capital lease obligations, less current portion	3,360,595	3,401,913
Contingent consideration, less current portion	1,082,120	1,223,697
Deferred rent, less current portion	899,420	999,929
Other long-term liabilities	602,505	536,209
Deferred income taxes	2,487,759	2,550,236

Total long-term liabilities	33,185,899	39,964,777

Total liabilities	82,238,018	83,373,363

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,169,617 and 4,075,785 shares issued and
outstanding at October 31, 2015 and April 30, 2015, respectively	41,517	40,703
Capital in excess of par value	22,222,085	21,239,641
Retained earnings	37,220,147	35,405,043

Total stockholders' equity	59,483,749	56,685,387

Total liabilities and stockholders' equity	$141,721,767	$140,058,750

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$69,723,493	$61,533,519	$133,944,439	$116,480,996
Cost of products sold	62,126,480	55,719,766	120,117,152	105,920,795

Gross profit	7,597,013	5,813,753	13,827,287	10,560,201

Selling and administrative expenses	5,534,075	4,847,801	10,579,428	9,362,012

Operating income	2,062,938	965,952	3,247,859	1,198,189

Other income	(45,206)	(35,818)	(85,787)	(75,694)
Interest expense	251,108	278,516	514,287	535,063
Income from operations before income tax expense	1,857,036	723,254	2,819,359	738,820

Income tax expense	700,738	576,825	1,004,255	575,581

Net income	$1,156,298	$146,429	$1,815,104	$163,239

Earnings per share - basic	$0.28	$0.04	$0.44	$0.04

Earnings per share - diluted	$0.27	$0.04	$0.43	$0.04

Weighted average shares of common stock outstanding
Basic	4,166,758	4,044,240	4,157,516	4,036,387

Weighted average shares of common stock outstanding
Diluted	4,214,317	4,120,178	4,241,000	4,118,711

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$1,815,104	$163,239

Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	2,572,640	2,462,245
Stock-based compensation	415,628	42,805
Restricted stock expense	11,692	12,000
(Benefit from) provision for doubtful accounts	(86,844)	25,000
Write-off for inventory obsolescence	(59,396)	-
Deferred income tax benefit	(162,169)	(46,771)
Amortization of intangible assets	233,869	210,546
Loss from disposal or sale of machinery and equipment	9,459	5,141

Changes in assets and liabilities
Accounts receivable	(2,124,497)	(1,207,238)
Inventories	1,372,332	(5,359,581)
Prepaid expenses and other assets	271,248	(12,071)
Income taxes payable	466,919	(112,505)
Trade accounts payable	3,723,320	3,325,544
Deferred rent	(79,773)	30,306
Accrued expenses and wages	1,082,623	(526,384)

Net cash provided by (used in) operating activities	9,462,155	(987,724)

Cash flows from investing activities
Purchases of machinery and equipment	(1,037,065)	(2,317,007)

Net cash used in investing activities	(1,037,065)	(2,317,007)

Cash flows from financing activities
Proceeds from the exercise of common stock options	3,600	42,121
Proceeds from the sale of restricted stock	518,000	-
Proceeds from Employee stock purchases	34,338	84,453
Proceeds under sale leaseback agreements	-	1,102,317
Payments of contingent consideration	(141,577)	(65,000)
Payments under capital lease and sale leaseback agreements	(631,173)	(450,397)
Payments under building notes payable	(82,500)	(75,498)

Borrowings under lines of credit	101,633,930	77,978,706
Payments under lines of credit	(108,050,723)	(78,478,706)

Net cash (used in) provided by financing activities	(6,716,105)	137,996

Change in cash	1,708,985	(3,166,735)
Cash at beginning of period	2,868,217	5,440,319

Cash at end of period	$4,577,202	$2,273,584

Supplementary disclosures of cash flow information
Cash paid for interest	$500,679	$506,629
Cash paid for income taxes	591,211	756,678
Purchase of machinery and equipment financed
under capital leases	703,229	1,326,086
Purchase of machinery and equipment financed
under sale leaseback agreements	-	1,102,317
Financing of insurance policy	302,857	89,924

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2015

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Note B - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2015	2015

Finished products	$24,631,107	$24,316,404
Work-in-process	3,269,704	2,966,846
Raw materials	40,672,952	42,662,845
	68,573,763	69,946,095
Less obsolescence reserve	1,216,990	1,276,386
	$67,356,773	$68,669,709

SigmaTron International, Inc.

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Net income	$1,156,298	$146,429	$1,815,104	$163,239
Weighted-average shares
Basic	4,166,758	4,044,240	4,157,516	4,036,387
Effect of dilutive stock options	47,559	75,938	83,484	82,324

Diluted	4,214,317	4,120,178	4,241,000	4,118,711

Basic earnings per share	$0.28	$0.04	$0.44	$0.04

Diluted earnings per share	$0.27	$0.04	$0.43	$0.04

Options to purchase 368,963 and 90,354 shares of common stock were outstanding at October 31, 2015 and 2014, respectively.  There were 285,000 options granted during the six month period ended October 31, 2015 and no options were granted during the six month period ended October 31, 2014.  The Company recognized $402,469 and $4,559 in stock option expense for the three month period ended October 31, 2015 and 2014, respectively.  The Company recognized $407,028 and $22,931 in stock option expense for the six months ended October 31, 2015 and 2014, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $580,372 and $30,680 at October 31, 2015 and 2014, respectively.

The Company issued 10,000 shares of restricted stock on October 1, 2015, which will fully vest on April 1, 2016.  The Company recognized $11,692 in compensation expense for the three and six month periods ended October 31, 2015.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $57,708 at October 31, 2015.

On October 1, 2014, the Company granted 1,750 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 8,750 restricted shares were granted and the shares vested in six months from the date of grant.  The shares were fully vested by April 1, 2015 and thus, the Company recognized no compensation expense for the three and six months ended October 31, 2015.  The Company recognized $10,254 in compensation expense for the three and six months ended October 31, 2014.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  For the three months ended October 31, 2015 and 2014, 2,185 and 5,839 shares, respectively, were issued under the ESPP.  The Company recorded $3,010 and $10,208 in compensation expense for the three months ended October 31,

SigmaTron International, Inc.

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share - Continued

2015 and 2014, respectively.  For the six months ended October 31, 2015 and 2014, 6,332 and 9,629 shares, respectively, were issued under the ESPP.  The Company recorded $8,600 and $19,874 in compensation expense for the six months ended October 31, 2015 and 2014, respectively. During the three months ended October 31, 2015 and 2014, the Company recorded $11,602 and $34,684, respectively, to stockholders’ equity relating to purchases under the ESPP.  During the six months ended October 31, 2015 and 2014, the Company recorded $34,338 and $84,336, respectively, to stockholders’ equity relating to purchases under the ESPP.

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and current term through October 31, 2017.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at October 31, 2015) or LIBOR plus two and one quarter percent (effectively 2.625% at October 31, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  Further, in specific circumstances, the Company was entitled to an over-advance of up to $5,000,000 through October 31, 2015; however, at no time could the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over-advance facility was LIBOR plus two and three quarter percent.  Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification was effective until June 30, 2015.  As of October 31, 2015, there was a $21,000,000 outstanding balance and $6,856,069 of unused availability under the credit facility agreement.  At October 31, 2015, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.625% at October 31, 2015) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance as of October 31, 2015 was $2,745,500.

SigmaTron International, Inc.

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of October 31, 2015 was $1,173,000.

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three and six months ended October 31, 2015 and 2014, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2015 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.6	4,690,000	714,580
Backlog	-	22,000	22,000
Trade names	16.6	980,000	167,403
Non-compete agreements	3.6	50,000	24,395
Patents	1.6	400,000	273,347
Total		$8,912,000	$3,971,725

SigmaTron International, Inc.

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2015, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.08	4,690,000	548,781
Backlog	-	22,000	22,000
Trade names	17.08	980,000	142,905
Non-compete agreements	4.08	50,000	20,825
Patents	2.08	400,000	233,345
Total		$8,912,000	$3,737,856

Estimated aggregate amortization expense for intangible assets, which become fully amortized in 2032, for the remaining periods is as follows:

For the remaining 6 months of the fiscal year ending April 30:	2016	$237,030
For the fiscal year ending April 30:	2017	490,010
	2018	435,043
	2019	423,721
	2020	411,406
	Thereafter	2,943,065
		$4,940,275

Amortization expense was $118,515 and $109,032 for the three months ended October 31, 2015 and 2014, respectively.  Amortization expense was $233,869 and $210,546 for the six month periods ended October 31, 2015 and 2014, respectively.

SigmaTron International, Inc.

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, the estimate of the fair value of the contingent consideration, $2,320,000, was based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made one payment in the quarter ended October 31, 2015 in the amount of $102,662.  The Company made one payment in the quarter ended July 31, 2015 in the amount of $38,914.  The Company made four quarterly payments of $65,000 each in fiscal 2015 and 2014, respectively, and made three quarterly payments of $65,000 each in fiscal 2013.  As of October 31, 2015, the Company had not materially changed its estimated aggregate consideration expected to be earned under this arrangement.  Any change in the Company’s estimate are reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of October 31, 2015, the contingent consideration liability was $1,357,408.

Note - F - Commitments and Contingencies

Related to the on-going employment-related lawsuit, on September 17, 2015, the court awarded the plaintiff an additional $74,478 based on the plaintiff’s Claim for Equitable Relief. Including the equitable relief award, the judgment against the Company is currently $374,478. In connection with the grant of equitable relief to the plaintiff, the court denied the Company’s motion for sanctions. As of October 31, 2015, the Company has accrued an additional $75,000 in recognition of the court’s award of equitable relief to plaintiff. As a result, as of October 31, 2015, the Company’s total accrual for this matter is $375,000.  On October 16, 2015, the Company appealed the judgment to the Seventh Circuit Court of Appeals.

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

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies – Continued

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

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies – Continued

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2015 and determined that no impairment existed as of that date.  There have been no indicators of possible impairment during the six months ended October 31, 2015.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of October 31, 2015, there were no indicators of possible impairment of long-lived assets.

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

SigmaTron International, Inc.

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.

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

Reclassifications - Certain reclassifications have been made to the previously reported 2015 financial statements to conform to the 2016 presentation.

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

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for the Company beginning with the annual reporting for fiscal 2016, and reports for interim and annual periods thereafter.  Early adoption is permitted. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU No. 2015-15 clarifies the guidance in ASU No. 2015-03 (discussed above) regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. While ASU No. 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit and indicates that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these updates. The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis.  The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial statements.

SigmaTron International, Inc.

October 31, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average costs or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU No. 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company does not expect the impact of adoption of this ASU to have a material impact on its consolidated financial statements.

Note H – Related Parties

In 2015, two of the Company’s executives invested in a start-up customer.  The executives’ investment constitutes less than a 5% (individually and in aggregate) holding of such customer.  As of October 31, 2015, there is approximately $438,000 of outstanding accounts receivable and inventory on hand related to this customer of approximately $1.7M.  There have been insignificant sales with this customer for the three and six months ended October 31, 2015.

SigmaTron International, Inc.

October 31, 2015

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

October 31, 2015

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three and six month periods ended October 31, 2015 and 2014, respectively.

Sales during the quarter ended October 31, 2015 increased to $69,723,493 from $64,220,946 for the quarter ended July  31, 2015.  The increase in the sales was primarily the result of new programs with existing and new customers.  Sales are expected to decrease in the third fiscal quarter primarily driven by the December holiday period and modest seasonality to the Company’s customer base.  The Company expects sales levels to remain steady after the December holiday.  The Company will continue to manage the business based on the environment it encounters.

The Company’s international footprint provides its customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. The Company believes this strategy has continued to serve the Company well during these difficult economic times as its customers continuously evaluate their supply chain strategies.

Results of Operations:

Net Sales

Net sales increased for the three month period ended October 31, 2015 to $69,723,493 from $61,533,519 for the three month period ended October 31, 2014.  Net sales increased for the six month period ended October 31, 2015 to $133,944,439 from $116,480,996 for the same period in the prior fiscal year.  Sales volume increased for the three and six month periods ended October 31, 2015 as compared to the prior year in the industrial electronics, consumer electronics, fitness, gaming, appliance, medical/life sciences and semiconductor equipment marketplaces.  The increase in sales for this marketplace was partially offset by a decrease in sales in the telecommunications marketplace.  The increase in sales was primarily driven by new programs with existing and new customers.

Gross Profit

Gross profit increased during the three month period ended October 31, 2015 to $7,597,013 or 10.9% of net sales compared to $5,813,753 or 9.5 % of net sales for the same period in the prior fiscal year.  Gross profit increased for the six month period ended October 31, 2015 to $13,827,287 or 10.3% of net sales compared to $10,560,201 or 9.1% of net sales for the same period in the prior fiscal year.  The increase in gross profit for the six month period ended October 31, 2015 was primarily the result

SigmaTron International, Inc.

October 31, 2015

of increased sales and a more favorable mix resulting from increased sales in the industrial electronics and medical/life sciences marketplaces.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,534,075 or 7.9% of net sales for the three month period ended October 31, 2015 compared to $4,847,801 or 7.9% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period ended October 31, 2015 was approximately $686,000.  Office salaries and bonus expense increased to $672,610 or 0.9% of net sales for the three month period ended October 31, 2015 compared to $273,770 or 0.4% of net sales for the same period in the prior fiscal year.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in professional accounting fees.  Selling and administrative expenses increased to $10,579,428 or 7.9% of net sales for the six month period ended October 31, 2015 compared to $9,362,012 or 8.0% of net sales for the same period in the prior fiscal year.  The increase for the six month period ended October 31, 2015 was primarily from increases in professional fees, amortization expense and bonus expense.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in legal fees and miscellaneous taxes.

Interest Expense

Interest expense decreased to $251,108 for the three month period ended October 31, 2015 compared to $278,516 for the same period in the prior fiscal year.  Interest expense for the six month period ended October 31, 2015 was $514,287 compared to $535,063 for the same period in the prior fiscal year.  The decrease in interest expense for the three and six month periods ended October 31, 2015 was due to a  decreased amount due to lower borrowings under the credit facility.  Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Taxes

The income tax expense was $700,738 for the three months period ended October 31, 2015 compared to $576,825 for the same period in the prior fiscal year.    The increase in income tax expense for the three month period ended October 31, 2015 compared to the same period in the previous year is the result of more pretax income recognized in the U.S. versus foreign jurisdictions.  The Company’s effective tax rate was 37.7% and a 79.8% for the quarters ended October 31, 2015 and 2014, respectively.  The effective tax rate is lower for the quarter ended October 31, 2015 than the quarter ended October 31, 2014 because an unfavorable discrete item was recorded during the quarter ended October 31, 2014 related to foreign tax credits resulting from a dividend repatriation.  The income tax expense was $1,004,255 for the six month period ended October 31, 2015 compared to income tax expense of $575,581 for the same period in the prior year.

Net Income

Net income increased to $1,156,298 for the three month period ended October 31, 2015 compared to net income of $146,429 for the same period in the prior fiscal year.    Net income increased to $1,815,104 for the six month period ended October 31, 2015 compared to net income of $163,239 for the same period in the prior fiscal year.    Basic and diluted earnings per share for the second quarter of 2016 were  $0.28 and $0.27 respectively, compared to basic and diluted earnings per share of $0.04 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the six month period ended October 31, 2015 were  $0.44 and $0.43 respectively, compared to basic and diluted earnings per share of $0.04 for the same period in the prior fiscal year.

SigmaTron International, Inc.

October 31, 2015

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $9,462,155 for the six months ended October 31, 2015.  During the first six months of fiscal year 2016, cash flow provided by operating activities was primarily the result of a decrease in inventories of $1,372,332, an increase in accounts payable of $3,723,320, the result of increased net income and the non-cash effects of depreciation and amortization.  The decrease in inventory was the result of inventory usage for new programs.

Cash flow used in operating activities was $987,724 for the six months ended October 31, 2014. During the first six months of fiscal year 2015, cash flow used in operating activities was primarily the result of increased inventories of $5,359,581, due to a slower demand for product than forecasted, and the startup of new customer programs during the period.  Net cash used in operating activities was partially offset by an increase in trade accounts payable of $3,325,544, and the result of net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable resulted without any changes to payments to vendors in the ordinary course of business.

Investing Activities.

During the six months ended October 31, 2015, the Company purchased $1,037,065 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2016 in the amount of $2,500,000.  The Company anticipates purchases will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.

During the  six months ended October 31, 2014,  the Company purchased $2,317,007 in machinery and equipment to be used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,485,382 during the balance of fiscal year 2015.

Financing Activities.

Cash used in financing activities was $6,716,105 for the six months ended October 31, 2015.  Cash used in financing activities was primarily the result of payments under the line of credit in excess of borrowings.

Cash provided by financing activities was $137,996 for the six months ended October 31, 2014.

Cash provided by financing activities was primarily the result of sale leaseback agreements for machinery and equipment.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000 and current term through October 31, 2017.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at October 31, 2015) or LIBOR plus two and one quarter percent

SigmaTron International, Inc.

October 31, 2015

(effectively 2.625% at October 31, 2015).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to the sum of 85% of the receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  Further, in specific circumstances, the Company was entitled to an over-advance of up to $5,000,000 through October 31, 2015; however, at no time could the borrowings under the credit facility exceed $30,000,000.  The effective interest rate for the over-advance facility was LIBOR plus two and three quarter percent.    Further, the senior secured credit facility agreement was modified to allow specific foreign receivables to become eligible collateral. The receivable modification was effective until June 30, 2015.  As of October 31, 2015, there was a $21,000,000 outstanding balance and $6,856,069 of unused availability under the credit facility agreement.  At October 31, 2015, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.625% at October 31, 2015) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.    The outstanding balance as of October 31, 2015 was $2,745,500.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of October 31, 2015 was $1,173,000.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,150,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $825,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At October 31, 2015,  $58,275 and $129,390 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at October 31, 2015 of the equipment under the lease finance agreement and sale leaseback agreement was $181,707 and $447,416, respectively.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At October 31, 2015, the balance outstanding under the capital lease agreement was $45,807.  The net book value of the equipment under this lease at October 31, 2015 was $131,251.

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in

SigmaTron International, Inc.

October 31, 2015

June 2012.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At October 31, 2015, $1,329,926 and $48,154 was outstanding under the first and second agreements, respectively.  The net book value at October 31, 2015 of the equipment under each of the two agreements was $1,644,703 and $58,127.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of 5.65%.  At October  31, 2015, the balance outstanding under the capital lease agreement was $437,060.  The net book value of the equipment under the lease as of October 31, 2015 was $499,703.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At October 31, 2015, the balance outstanding under the capital lease was $83,929.  The net book value of the equipment under the lease as of October 31, 2015 was $95,349.

On August 1, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $609,179.  The term of the lease extends to July 2019 with monthly payments of $10,797 and a fixed interest rate of 5.65%.  At October 31, 2015, the balance outstanding under the capital lease was $486,242.  The net book value of the equipment under the lease as of October 31, 2015 was $541,492.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $664,676 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $12,163 and a fixed interest rate of 3.87%.  At October 31, 2015, the balance outstanding under the lease was $519,192. The net book value of the equipment under the lease as of October 31, 2015 was $539,372.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $437,641 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $8,008 and a fixed interest rate of 3.87%.  At October 31, 2015, the balance outstanding under the lease was $341,851. The net book value of the equipment under the lease as of October 31, 2015 was $377,633.

On September 22, 2014, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $106,346 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $1,947 and a fixed interest rate of 3.89%.  At October 31, 2015, the balance outstanding under the lease was $83,077. The net book value of the equipment under the lease as of October 31, 2015 was $95,269.

On October 27, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $501,590.  The term of lease extends to October 2019 with monthly payments of $8,890 and a fixed interest rate of 5.65%.  At October 31, 2015, the balance outstanding under the lease was $421,185. The net book value of the equipment under the lease as of October 31, 2015 was $449,560.

On January 16, 2015, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $81,030 to finance equipment purchases.  The term of lease

SigmaTron International, Inc.

October 31, 2015

extends to December 2019 with monthly payments of $1,487 and a fixed interest rate of 4.01%.  At October 31, 2015, the balance outstanding under the lease was $68,397. The net book value of the equipment under the lease as of October 31, 2015 was $74,277.

On June 2, 2015, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $703,229.  The term of lease extends to July 2020 with monthly payments of $12,764 and a fixed interest rate of 6.5%.  At October 31, 2015, the balance outstanding under the lease was $667,116. The net book value of the equipment under the lease as of October 31, 2015 was $673,928.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and six month periods ended October 31, 2015 was $12,284 and $24,569, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three and six month periods ended October 31, 2015 was $27,602 and $55,203, respectively.

In September 2015, the Company entered into a real estate lease agreement in San Diego, CA, to rent 30,240 square feet of manufacturing space.  The term of lease extends to August 2016 with monthly payments of $17,539.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the six month period ended October 31, 2015  resulted in a foreign currency  loss of $19,868 compared to a foreign currency loss of approximately $74,135 for the same period in the prior year.  During the first six months of fiscal year 2016, the Company’s U.S. operations paid approximately $26,820,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2016 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability was recorded at April 30, 2015.  With respect to the fiscal year ending April 30, 2016, due to the uncertainty of the Company’s financing arrangements and its domestic liquidity profile, the Company may be required to repatriate cash from fiscal 2016 foreign earnings to meet certain domestic funding needs.  Based on current forecasts, the Company does not anticipate having to remit any prior year foreign earnings.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,473,000 as of October 31, 2015.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2016 at the

SigmaTron International, Inc.

October 31, 2015

Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory. To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by raising capital from other sources of debt or equity.  The Company selected an investment banker for the purpose of completing a capital raise in the second fiscal quarter of 2016.  In the second fiscal quarter of 2016, the Company entered into a conditional term sheet agreement for a 60-month credit facility of up to $15,000,000 and subsequently terminated the agreement.  If a capital raise is not completed, the Company has determined that it might be required to repatriate from offshore cash and fiscal 2016 foreign earnings, to meet certain domestic funding needs, but will not need to repatriate prior earnings based on current forecasts.

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

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

SigmaTron International, Inc.

October 31, 2015

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended October 31, 2015, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. None of COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 Framework by a specified date. We intend to perform an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 Framework. Until such time as such analysis and any related transition to the 2013 Framework is complete, we will continue to use the 1992 Framework in connection with our assessment of internal control.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed in detail in the Company’s Form 10-Q filed for the quarter ended July 31, 2015, on October 25, 2011, Maria Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.

During the Company’s second quarter, on September 17, 2015 the court ruled on plaintiff’s Claim for Equitable Relief, awarding the plaintiff an additional $74,478. Including the equitable relief award, the judgment against the Company is currently $374,478. Along with the grant of equitable relief to the plaintiff, the court denied the Company’s motion for sanctions. As of October 31, 2015, the Company has accrued an additional $75,000. As a result, as of October 31, 2015, the Company’s total accrual for this matter is $375,000. On October 16, 2015, the Company appealed the judgment to the Seventh Circuit Court of Appeals.

From time to time the Company is involved in legal proceedings, claims or investigations that are incidental of the Company’s business. In further periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.

Item 1A.Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

SigmaTron International, Inc.

October 31, 2015

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

From February 1, 2014 through October 23, 2015, the Company issued 24,390 unregistered shares of its common stock to certain eligible employees pursuant to its 2013 Employee Stock Purchase Plan, of which a total of 4,147 were sold on August 3, 2015 for an aggregate offering price of $22,736.  The transactions were conducted in reliance upon the available exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

October 31, 2015

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 14, 2015

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 14, 2015

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)