Form 10-Q
period 2016-01-31
SIGMATRON INTERNATIONAL INC
filed 2016-03-15
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

January 31, 2016

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 11,  2016:  4,172,229

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	January 31,
	2016	April 30,
	(Unaudited)	2015

Current assets:
Cash	$3,506,609	$2,868,217
Accounts receivable, less allowance for doubtful
accounts of $100,000 and $186,844 at January 31, 2016
and April 30, 2015, respectively	20,621,784	20,170,723
Inventories, net	69,550,176	68,669,709
Prepaid expenses and other assets	2,925,413	2,103,367
Note receivable	887,531	-
Other receivables	306,640	486,085

Total current assets	97,798,153	94,298,101

Property, machinery and equipment, net	33,181,712	33,864,527

Deferred income taxes	310,129	365,935
Intangible assets, net of amortization of $4,090,240 and
$3,737,856 at January 31, 2016 and April 30, 2015, respectively	4,821,760	5,174,144
Goodwill	3,222,899	3,222,899
Other assets	1,184,888	1,319,901

Total other long-term assets	9,539,676	10,082,879

Total assets	$140,519,541	$138,245,507

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$39,305,461	$35,838,275
Accrued wages	3,774,802	3,644,442
Accrued expenses	2,505,916	2,089,053
Income taxes payable	210,523	302
Current portion of long-term debt	165,000	165,000
Current portion of capital lease obligations	1,424,315	1,245,632
Current portion of contingent consideration	275,288	275,288
Current portion of deferred rent	180,432	150,594

Total current liabilities	47,841,737	43,408,586

Long-term debt, less current portion	25,544,200	31,252,793
Capital lease obligations, less current portion	3,540,205	3,401,913
Contingent consideration, less current portion	972,009	1,223,697
Deferred rent, less current portion	848,261	999,929
Other long-term liabilities	716,847	536,209
Deferred income taxes	1,194,656	736,993

Total long-term liabilities	32,816,178	38,151,534

Total liabilities	80,657,915	81,560,120

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,172,229 and 4,075,785 shares issued and
outstanding at January 31, 2016 and April 30, 2015, respectively	41,543	40,703
Capital in excess of par value	22,381,208	21,239,641
Retained earnings	37,438,875	35,405,043

Total stockholders' equity	59,861,626	56,685,387

Total liabilities and stockholders' equity	$140,519,541	$138,245,507

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$59,206,344	$53,702,613	$193,150,783	$170,183,609
Cost of products sold	53,498,248	48,007,248	173,615,400	153,928,043

Gross profit	5,708,096	5,695,365	19,535,383	16,255,566

Selling and administrative expenses	5,120,848	4,907,243	15,700,276	14,269,255

Operating income	587,248	788,122	3,835,107	1,986,311

Other income	(40,664)	(36,164)	(126,451)	(111,858)
Interest expense	250,313	262,163	764,600	797,226
Income from operations before income tax expense	377,599	562,123	3,196,958	1,300,943

Income tax expense (benefit)	158,871	(1,957)	1,163,126	573,624

Net income	$218,728	$564,080	$2,033,832	$727,319

Earnings per share - basic	$0.05	$0.14	$0.49	$0.18

Earnings per share - diluted	$0.05	$0.14	$0.48	$0.18

Weighted average shares of common stock outstanding
Basic	4,170,193	4,054,146	4,161,738	4,042,307

Weighted average shares of common stock outstanding
Diluted	4,229,378	4,116,015	4,239,169	4,121,657

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$2,033,832	$727,319

Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	3,866,028	3,718,753
Stock-based compensation	502,918	53,835
Restricted stock expense	46,392	42,431
(Benefit from) provision for doubtful accounts	(86,844)	39,187
(Benefit from) write-off for inventory obsolescence	(59,613)	75,279
Deferred income tax expense (benefit)	513,469	(32,795)
Amortization of intangible assets	352,384	319,578
Loss from disposal or sale of machinery and equipment	23,101	51,896

Changes in assets and liabilities
Accounts receivable	(1,251,748)	650,087
Inventories	(820,854)	(14,993,106)
Prepaid expenses and other assets	(215,987)	(829,956)
Income taxes payable	210,221	(435,397)
Trade accounts payable	3,467,186	7,216,361
Deferred rent	(121,830)	11,527
Accrued expenses and wages	436,260	(961,923)

Net cash provided by (used in) operating activities	8,894,915	(4,346,924)

Cash flows from investing activities
Purchases of machinery and equipment	(1,897,449)	(3,383,619)

Net cash used in investing activities	(1,897,449)	(3,383,619)

Cash flows from financing activities
Proceeds from the exercise of common stock options	7,200	42,121
Proceeds from the sale of restricted stock	518,000	-
Proceeds from Employee stock purchases	43,244	107,165
Proceeds from tax benefit on stock options and awards	24,653	-
Proceeds under sale leaseback agreements	-	1,102,317
Payments of contingent consideration	(251,688)	(195,000)
Payments under capital lease and sale leaseback agreements	(991,890)	(727,677)

Proceeds under building notes payable	-	834,481
Payments under building notes payable	(123,750)	(116,748)
Borrowings under lines of credit	177,239,643	147,837,813
Payments under lines of credit	(182,824,486)	(144,326,964)

Net cash (used in) provided by financing activities	(6,359,074)	4,557,508

Change in cash	638,392	(3,173,035)
Cash at beginning of period	2,868,217	5,440,319

Cash at end of period	$3,506,609	$2,267,284

Supplementary disclosures of cash flow information
Cash paid for interest	$732,740	$756,618
Cash paid for income taxes	650,393	855,030
Purchase of machinery and equipment financed
under capital leases	1,308,865	1,407,116
Purchase of machinery and equipment financed
under sale leaseback agreements	-	1,102,317
Financing of insurance policy	291,601	292,989
Conversion of accounts receivable into a notes receivable	887,531	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2016

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Note B - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2016	2015

Finished products	$26,908,085	$24,316,404
Work-in-process	3,069,278	2,966,846
Raw materials	40,789,586	42,662,845
	70,766,949	69,946,095
Less obsolescence reserve	1,216,773	1,276,386
	$69,550,176	$68,669,709

SigmaTron International, Inc.

January 31, 2016

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Net income	$218,728	$564,080	$2,033,832	$727,319
Weighted-average shares
Basic	4,170,193	4,054,146	4,161,738	4,042,307
Effect of dilutive stock options	59,185	61,869	77,431	79,350

Diluted	4,229,378	4,116,015	4,239,169	4,121,657

Basic earnings per share	$0.05	$0.14	$0.49	$0.18

Diluted earnings per share	$0.05	$0.14	$0.48	$0.18

Options to purchase 367,963 and 90,354 shares of common stock were outstanding at January 31, 2016 and 2015, respectively.  There were 285,000 options granted during the nine month period ended January 31, 2016 and no options were granted during the nine month period ended January 31, 2015.  The Company recognized $84,665 and $4,559 in stock option expense for the three month period ended January 31, 2016 and 2015, respectively.  The Company recognized $491,694 and $27,491 in stock option expense for the nine months ended January 31, 2016 and 2015, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $495,707 and $26,118 at January 31, 2016 and 2015, respectively.

On October 1, 2015, the Company issued 10,000 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which will fully vest on April 1, 2016.  The Company recognized $34,700 and $46,392 in compensation expense for the three and nine month periods ended January 31, 2016, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $23,008 at January 31, 2016.

On October 1, 2014, the Company granted 1,750 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 8,750 restricted shares were granted and the shares vested in six months from the date of grant.  The shares were fully vested by April 1, 2015 and thus, the Company recognized no compensation expense with respect to such shares for the three and nine months ended January 31, 2016.  The Company recognized $30,431 and 40,685 in compensation expense for the three and nine months ended January 31, 2015, respectively.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  For the three months ended January 31, 2016 and 2015,  1,612 and 4,591 shares, respectively, were issued under the ESPP.  The Company recorded $2,624 and $6,469 in compensation expense for the three months ended January 31, 2016 and 2015, respectively.  For the nine months ended January 31, 2016 and 2015,  7,944 and

SigmaTron International, Inc.

January 31, 2016

Note C - Earnings Per Share - Continued

14,220 shares, respectively, were issued under the ESPP.  The Company recorded $11,225 and $26,344 in compensation expense for the nine months ended January 31, 2016 and 2015, respectively. During the three months ended January 31, 2016 and 2015, the Company recorded $8,906 and $22,712, respectively, to stockholders’ equity relating to purchases under the ESPP.  During the nine months ended January 31, 2016 and 2015, the Company recorded $43,244 and $107,165, respectively, to stockholders’ equity relating to purchases under the ESPP.

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at January 31, 2016) or LIBOR plus two and one quarter percent (effectively 2.75% at January 31, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  As of January 31, 2016, there was a $21,831,950 outstanding balance and $6,057,513 of unused availability under the credit facility agreement.  At January 31, 2016, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement the Company can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co.,Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  At January 31, 2016, nothing was outstanding under the facility.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.75% at January 31, 2016) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance as of January 31, 2016 was $2,717,000.

SigmaTron International, Inc.

January 31, 2016

Note D - Long-term Debt - Continued

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of January 31, 2016 was $1,160,250.

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three and nine months ended January 31, 2016 and 2015, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2016 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.3	4,690,000	799,060
Backlog	-	22,000	22,000
Trade names	16.3	980,000	179,652
Non-compete agreements	3.3	50,000	26,180
Patents	1.3	400,000	293,348
Total		$8,912,000	$4,090,240

SigmaTron International, Inc.

January 31, 2016

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2015, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.08	4,690,000	548,781
Backlog	-	22,000	22,000
Trade names	17.08	980,000	142,905
Non-compete agreements	4.08	50,000	20,825
Patents	2.08	400,000	233,345
Total		$8,912,000	$3,737,856

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2032, for the remaining periods is as follows:

For the remaining 3 months of the fiscal year ending April 30:	2016	$118,515
For the fiscal year ending April 30:	2017	490,010
	2018	435,043
	2019	423,721
	2020	411,406
	Thereafter	2,943,065
		$4,821,760

Amortization expense was $118,515 and $109,032 for the three months ended January 31, 2016 and 2015, respectively.  Amortization expense was $352,384 and $319,578 for the nine month periods ended January 31, 2016 and 2015, respectively.

SigmaTron International, Inc.

January 31, 2016

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, the estimate of the fair value of the contingent consideration, $2,320,000, was based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made one payment in the quarter ended January 31, 2016 in the amount of $110,112.  The Company made one payment in the quarter ended October 31, 2015 in the amount of $102,662.  The Company made one payment in the quarter ended July 31, 2015 in the amount of $38,914.  As of January 31, 2016, the Company had not materially changed its estimated aggregate consideration expected to be earned under this arrangement.  Any change in the Company’s estimate are reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of January 31, 2016, the contingent consideration liability was $1,247,297.

Note F - Commitments and Contingencies

The Company has been involved in an on-going employment-related lawsuit since October, 2011.  On September 17, 2015, the court awarded the plaintiff an additional $74,478 based on the plaintiff’s Claim for Equitable Relief. Including the equitable relief award, the judgment against the Company is currently $374,478. In connection with the grant of equitable relief to the plaintiff, the court denied the Company’s motion for sanctions. As of October 31, 2015, the Company had accrued an additional $75,000 in recognition of the court’s award of equitable relief to plaintiff. As a result, as of January 31, 2016, the Company’s total accrual for this matter is $375,000.  On October 16, 2015, the Company appealed the judgment to the Seventh Circuit Court of Appeals.

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

January 31, 2016

Note G - Critical Accounting Policies - Continued

Revenue Recognition - Revenues from sales of the Company’s electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company’s policy to recognize revenue and related costs when the finished goods have been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order.  Finished goods inventory which is on consignment for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a 90 day warranty for workmanship only, except for products with proprietary designs and does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

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

January 31, 2016

Note G - Critical Accounting Policies - Continued

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2015 and determined that no impairment existed as of that date.  There have been no indicators of possible impairment during the nine months ended January 31, 2016.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of January 31, 2016, there were no indicators of possible impairment of long-lived assets.

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

January 31, 2016

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

Reclassifications - Certain reclassifications have been made to the previously reported 2015 financial statements to conform to the 2016 presentation.    During the third quarter of fiscal year 2016, the Company began presenting all deferred tax assets and liabilities as noncurrent on its Condensed Consolidated Balance Sheets as a result of adopting ASU No. 2015-17 as discussed in Note G.

SigmaTron International, Inc.

January 31, 2016

Note G - Critical Accounting Policies - Continued

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for the Company beginning with the annual reporting for fiscal 2016, and reports for interim and annual periods thereafter.  Early adoption is permitted. The Company elected early adoption of this ASU and it did not have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average costs or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

SigmaTron International, Inc.

January 31, 2016

Note G - Critical Accounting Policies - Continued

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU No. 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company elected to early adopt ASU 2015-17 during its third quarter of fiscal year 2016 on a retrospective basis.  Accordingly, it reclassified the current deferred taxes to noncurrent on the April 30, 2015 Condensed Consolidated Balance Sheets, which increased noncurrent deferred tax assets by $365,935 and decreased noncurrent deferred tax liabilities by $1,813,244.

In February 2016, the FASB issued ASU No. 2016-02,  Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption it will recognize ROU assets and lease liabilities and that the amounts could be material.

SigmaTron International, Inc.

January 31, 2016

Note H - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investment constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of customer, according to information provided by the customer to the executive officers.  As of January 29, 2016, the Company had an outstanding account receivable from that customer of approximately $888,000 and inventory on hand related to this customer of approximately $1,700,000.  The sales have not been material with this customer for the three and nine months ended January 31, 2016.

On January 29, 2016, the Company entered into a memorandum of understanding with this customer.  Under the ensuing agreement, effective January 29, 2016, the account receivable of approximately $888,000 was converted into a short-term promissory note.  The promissory note bears interest at the rate of 8% per annum, payable at the maturity of the promissory note.  The promissory note matures at the earlier of October 31, 2016, within 10 days after the customer obtains certain equity financing, or at the closing of a sale of substantially all of the customer’s stock or assets.  As additional consideration, the Company received warrants under the agreement.  The warrants are ten years in duration and may be exercised at an exercised price of $0.01 per share and for a number of shares determined pursuant to the warrant, expected to be, at a minimum, approximately 1% of the customer’s then – outstanding equity securities.  The Company believes the warrants have nil value.  Further, the Company has been granted a security interest in the customer’s accounts receivable and authority to access and be a signatory on the customer’s deposit accounts.

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

SigmaTron International, Inc.

January 31, 2016

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three and nine month periods ended January 31, 2016 and 2015, respectively.

Sales for the quarter ended January 31, 2016 were $59,206,344, down approximately 15% from the previous quarter. The Company does have a modest amount of seasonality, as the third fiscal quarter covers both the December holidays and Lunar New Year. However, the Company believes this downward trend is more than seasonality and is a reflection of a slowing economy. The Company has not lost any customers. Orders for new customers and new projects with current customers are continuing to move forward, but overall demand across all markets the Company serves is generally softer than anticipated. The Company does not believe this is an indication of a mid-term or long-term

SigmaTron International, Inc.

January 31, 2016

trend. The Company will continue to manage its operations conservatively during the short term softness and volatility.

Results of Operations:

Net Sales

Net sales increased for the three month period ended January 31, 2016 to $59,206,344 from $53,702,613 for the three month period ended January 31, 2015.  Sales volume increased for the three month period ended January 31, 2016 as compared to the prior year in the industrial electronics, consumer electronics, fitness, gaming, appliance and medical/life sciences marketplaces.    During the three month period ended January 21, 2016, sales in the telecommunications and semiconductor equipment marketplaces decreased compared to the same period in the prior year.  Net sales increased for the nine month period ended January 31, 2016 to $193,150,783 from $170,183,609 for the same period in the prior fiscal year.  Sales volume increased in the industrial electronics, fitness, gaming, appliance, medical/life sciences and semiconductor equipment marketplaces for the nine month period ended January 31, 2016 compared to the same period in the prior year.  Sales decreased in the consumer electronics and telecommunications marketplaces for the nine month period ended January 31, 2016 compared to the same period in the prior year. The increase in sales was primarily driven by new programs with existing and new customers.

Gross Profit

Gross profit dollars increased during the three month period ended January 31, 2016 to $5,708,096 or 9.6% of net sales compared to $5,695,365 or 10.6% of net sales for the same period in the prior fiscal year.  Gross profit as a percent of sales for the 3 month period ended January 31, 2016 decreased due to decreased sales volume compared to the same period in the prior year.  Gross profit dollars increased for the nine month period ended January 31, 2016 to $19,535,383 or 10.1% of net sales compared to $16,255,566 or 9.6% of net sales for the same period in the prior fiscal year.  The increase in gross profit dollars for the three and nine month periods ended January 31, 2016 was primarily the result of increased sales and a more favorable mix resulting from increased sales in most marketplaces.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,120,848 or 8.6% of net sales for the three month period ended January 31, 2065 compared to $4,907,243 or 9.1% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period ended January 31, 2016 was approximately $214,000.  General insurance, professional accounting fees, office salaries, travel and advertising expenses increased by approximately $210,000 for the three month period ended January 31, 2016.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in legal fees.  Selling and administrative expenses increased to $15,700,276 or 8.1% of net sales for the nine month period ended January 31, 2016 compared to $14,269,255 or 8.4% of net sales for the same period in the prior fiscal year.  The increase for the nine month period ended January 31, 2016 was primarily from increases in professional accounting fees, amortization expense, other general and administrative expenses and bonus expense.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in legal fees and miscellaneous taxes.

SigmaTron International, Inc.

January 31, 2016

Interest Expense

Interest expense decreased to $250,313 for the three month period ended January 31, 2016 compared to $262,163 for the same period in the prior fiscal year.  Interest expense for the nine month period ended January 31, 2016 was $764,600 compared to $797,226 for the same period in the prior fiscal year.  The decrease in interest expense for the three and nine month periods ended January 31, 2016 was due to a  decrease in long-term debt.  Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Taxes

The income tax expense was $158,871 for the three months period ended January 31, 2016 compared to an income tax benefit of $1,957 for the same period in the prior fiscal year.    The increase in income tax expense for the three month period ended January 31, 2016 compared to the same period in the previous year is the result of higher pretax income recognized in the U.S. versus foreign jurisdictions.  The Company recognized higher pre-tax income in the U.S. consistent with the filing of an application for an Advanced Pricing Agreement with the Mexican tax authorities in December 2015 effective for fiscal years beginning with fiscal year 2016 and ending with fiscal year 2019.  The Company’s effective tax rate was 42.07% and (0.35%) for the quarters ended January 31, 2016 and 2015, respectively.  The effective tax rate is higher for the quarter ended January 31, 2016 than the quarter ended January 31, 2015 because more pretax income was recognized in the U.S. for the period ended January 31, 2016, as mentioned above.  The income tax expense was $1,163,126 for the nine month period ended January 31, 2016 compared to income tax expense of $573,624 for the same period in the prior year.

Net Income

Net income decreased to $218,728 for the three month period ended January 31, 2016 compared to net income of $564,080 for the same period in the prior fiscal year.    Net income increased to $2,033,832 for the nine month period ended January 31, 2016 compared to net income of $727,319 for the same period in the prior fiscal year.    Basic and diluted earnings per share for the third quarter of 2016 were   $0.05,  compared to basic and diluted earnings per share of $0.14 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the nine month period ended January 31, 2016 were  $0.49 and $0.48 respectively, compared to both basic and diluted earnings per share of $0.18 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $8,894,915 for the nine months ended January 31, 2016.  During the first nine months of fiscal year 2016, cash flow provided by operating activities was primarily the result of an increase in accounts payable of $3,467,186, the result of increased net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable was the result of timing of payments to vendors in the ordinary course of business.

Cash flow used in operating activities was $4,346,924 for the nine months ended January 31, 2015. During the first nine months of fiscal year 2015, cash flow used in operating activities was primarily the result of increased inventories of $14,993,106, due to a slower demand for product than forecasted, the startup of new customer programs during the period and the West Coast longshoremen work strike.  Net cash used in operating activities was partially offset by an increase in trade accounts payable of

SigmaTron International, Inc.

January 31, 2016

$7,216,361, and the result of net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable resulted without any changes to payments to vendors in the ordinary course of business.

Investing Activities.

During the nine months ended January 31, 2016, the Company purchased $1,897,449 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2016 in the amount of $500,000.  The Company anticipates purchases will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.

During the  nine months ended January 31, 2015,  the Company purchased $3,383,619 in machinery and equipment to be used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $1,418,770 during the balance of fiscal year 2015.

Financing Activities.

Cash used in financing activities was $6,359,074 for the nine months ended January 31, 2016.  Cash used in financing activities was primarily the result of payments under the line of credit in excess of borrowings as well as payments under capital leases.

Cash provided by financing activities was $4,557,508 for the nine months ended January 31, 2015.

Cash provided by financing activities was primarily the result of increased borrowings under the line of credit, sales leaseback transactions for machinery and equipment and refinancing the mortgage agreement of the Company’s corporate headquarters and Illinois manufacturing facility.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The Company is required to be in compliance with several financial covenants.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at January 31, 2016) or LIBOR plus two and one quarter percent (effectively 2.75% at January 31, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.    In January 2016, the senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  As of January 31, 2016, there was a $21,831,950 outstanding balance and $6,057,513 of unused availability under the credit facility agreement.  At January 31, 2016, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement the Company can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co.,Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a

SigmaTron International, Inc.

January 31, 2016

fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  At January 31, 2016, nothing was outstanding under the facility.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 2.75% at January 31, 2016) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance as of January 31, 2016 was $2,717,000.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance as of January 31, 2016 was $1,160,250.

On August 20, 2010 and October 26, 2010, the Company entered into two capital leasing transactions (a lease finance agreement and a sale leaseback agreement) with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $1,140,582.  The term of the lease finance agreement, with an initial principal amount of $315,252, extends to September 2016 with monthly payments of $4,973 and a fixed interest rate of 4.28%.  The term of the sale leaseback agreement, with an initial principal payment amount of $825,330, extends to August 2016 with monthly payments of $13,207 and a fixed interest rate of 4.36%.  At January 31, 2016,  $43,946 and $91,079 was outstanding under the lease finance and sale leaseback agreements, respectively.  The net book value at January 31, 2016 of the equipment under the lease finance agreement and sale leaseback agreement was $175,139 and $430,222 respectively.

In November 2010, the Company entered into a capital lease with Wells Fargo Equipment Finance, Inc., to purchase equipment totaling $226,216.  The term of the lease agreement extends to October 2016 with monthly payments of $3,627 and a fixed interest rate of 4.99%.  At January 31, 2016, the balance outstanding under the capital lease agreement was $35,455.  The net book value of the equipment under this lease at January 31, 2016 was $126,538.

On October 3, 2013, the Company entered into two capital leases (sale leaseback agreements) with Associated Bank, National Association in the amount of $2,281,355 to finance equipment purchased in June 2012.  The term of the first agreement, with an initial principal amount of $2,201,637, extends to September 2018 with monthly payments of $40,173 and a fixed interest rate of 3.75%.  The term of the second agreement, with an initial principal payment amount of $79,717, extends to September 2018 with monthly payments of $1,455 and a fixed interest rate of 3.75%.  At January 31, 2016, $1,221,537 and $44,229 was outstanding under the first and second agreements, respectively.  The net book value at January 31, 2016 of the equipment under each of the two agreements was $1,598,818 and $56,466.

On March 6, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $589,082.  The term of the lease extends to March 2019 with monthly payments of $10,441 and a fixed interest rate of 5.65%.  At January  31, 2016, the balance

SigmaTron International, Inc.

January 31, 2016

outstanding under the capital lease agreement was $411,792.  The net book value of the equipment under the lease as of January 31, 2016 was $487,430.

On May 7, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $108,971.  The term of the lease extends to May 2019 with monthly payments of $1,931 and a fixed interest rate of 5.65%.  At January 31, 2016, the balance outstanding under the capital lease was $79,298.  The net book value of the equipment under the lease as of January 31, 2016 was $93,079.

On August 1, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $609,179.  The term of the lease extends to July 2019 with monthly payments of $10,797 and a fixed interest rate of 5.65%.  At January 31, 2016, the balance outstanding under the capital lease was $460,598.  The net book value of the equipment under the lease as of January 31, 2016 was $528,801.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $664,676 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $12,163 and a fixed interest rate of 3.87%.  At January 31, 2016, the balance outstanding under the lease was $487,625. The net book value of the equipment under the lease as of January 31, 2016  was $525,525.

On September 22, 2014, the Company entered into a sale leaseback agreement with Associated Bank, National Association in the amount of $437,641 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $8,008 and a fixed interest rate of 3.87%.  At January 31, 2016, the balance outstanding under the lease was $321,066. The net book value of the equipment under the lease as of January 31, 2016 was $368,516.

On September 22, 2014, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $106,346 to finance equipment purchases.  The term of lease extends to August 2019 with monthly payments of $1,947 and a fixed interest rate of 3.89%.  At January 31, 2016, the balance outstanding under the lease was $78,028. The net book value of the equipment under the lease as of January 31, 2016 was $93,053.

On October 27, 2014, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $501,590.  The term of lease extends to October 2019 with monthly payments of $8,890 and a fixed interest rate of 5.65%.  At January 31, 2016, the balance outstanding under the lease was $400,366. The net book value of the equipment under the lease as of January 31, 2016 was $439,110.

On January 16, 2015, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $81,030 to finance equipment purchases.  The term of lease extends to December 2019 with monthly payments of $1,487 and a fixed interest rate of 4.01%.  At January 31, 2016, the balance outstanding under the lease was $64,607. The net book value of the equipment under the lease as of January 31, 2016 was $72,589.

On June 2, 2015, the Company entered into a capital lease agreement with CIT Finance LLC to purchase equipment in the amount of $703,229.  The term of lease extends to July 2020 with monthly payments of $12,764 and a fixed interest rate of 6.5%.  At January 31, 2016, the balance outstanding under the lease was $639,514. The net book value of the equipment under the lease as of January 31, 2016 was $659,277.

SigmaTron International, Inc.

January 31, 2016

On December 22, 2015, the Company entered into a capital lease agreement with Associated Bank, National Association in the amount of $605,636 to finance equipment purchases.  The term of lease extends to November 2020 with monthly payments of $11,154 and a fixed interest rate of 4.14%.  At January 31, 2016, the balance outstanding under the lease was $585,380. The net book value of the equipment under the lease as of January 31, 2016 was $596,727.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and nine month periods ended January 31, 2016 was $12,285 and $36,854, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three and nine month periods ended January 31, 2016 was $29,774 and $84,977, respectively.

In September 2015, the Company entered into a real estate lease agreement in San Diego, CA, to rent 30,240 square feet of manufacturing space.  The term of lease extends to August 2016 with monthly payments of $17,539.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the nine month period ended January 31, 2016 resulted in a foreign currency  loss of $64,734 compared to a foreign currency gain of approximately $74,084 for the same period in the prior year.  During the first nine months of fiscal year 2016, the Company’s U.S. operations paid approximately $40,230,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2016 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability was recorded at April 30, 2015.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,267,000 as of January 31, 2016.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2016 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investment in inventory. To the extent that these forecasts come to fruition, the Company intends to meet any increased capital requirements by raising capital from other sources of debt or equity.  The Company selected an investment banker for the purpose of completing a capital raise.  In the second fiscal quarter of 2016, the Company entered into a conditional term sheet agreement for a 60-month credit facility of up to $15,000,000 and subsequently

SigmaTron International, Inc.

January 31, 2016

terminated that agreement.  If a capital raise is not completed, the Company has determined that it might be required to repatriate from offshore cash and fiscal 2016 foreign earnings, to meet certain domestic funding needs, but does not anticipate needing to repatriate prior earnings based on current forecasts.

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

January 31, 2016

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, we are not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2016.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended January 31, 2016, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

During the Company’s second quarter, on September 17, 2015 the court ruled on plaintiff’s Claim for Equitable Relief, awarding the plaintiff an additional $74,478. Including the equitable relief award, the judgment against the Company is currently $374,478. Along with the grant of equitable relief to the plaintiff, the court denied the Company’s motion for sanctions. As of October 31, 2015, the Company

SigmaTron International, Inc.

January 31, 2016

has accrued an additional $75,000. As a result, as of January 31, 2016, the Company’s total accrual for this matter is $375,000. On October 16, 2015, the Company appealed the judgment to the Seventh Circuit Court of Appeals.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1Lease No. 007 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated December 22, 2015.

10.2Second Amendment to Third Amended and Restated Credit Agreement entered into as of January 25, 2016, by and between SigmaTron International, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2016.

10.3Fifth Amended and Restated Revolving Line of Credit Note delivered as of January 25, 2016, by SigmaTron International, Inc. to Wells Fargo Bank, National

SigmaTron International, Inc.

January 31, 2016

Association, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2016.

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

January 31, 2016

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 15, 2016

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 15, 2016

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)