Form 10-K
period 2016-04-30
SIGMATRON INTERNATIONAL INC
filed 2016-07-29
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

      X       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2016.

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

Large accelerated filer  ☐  Accelerated filer  ☐    Non-accelerated  ☐  Smaller reporting company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $24,574,354 based on the closing sale price of $6.62 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 22, 2016 was 4,183,955.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2016 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2016, are incorporated by reference into Part III of this Form 10-K.

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

The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products.  The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities.  The products assembled by the

Company are then incorporated into finished products sold in various industries, particularly appliance, consumer electronics, gaming, fitness, industrial electronics, medical/life sciences, semiconductor and telecommunications.  In some instances the Company manufactures the completed finished product for its customers.

The Company operates manufacturing facilities in Elk Grove Village, Illinois United States of America (“U.S.”); Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Ho Chi Minh City, Vietnam.  In addition, the Company maintains an International Procurement Office (IPO) in Taipei, Taiwan.  The Company also provides design services in Elgin, Illinois.

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China and in fiscal year 2015 expanded the Company’s manufacturing facility.  The Company expects the China operation to continue to grow despite increasing costs of operation.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico, Vietnam or the U.S.    We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Products and Services

The Company provides a broad range of electronic and electromechanical manufacturing related outsourcing solutions for its customers.  These solutions incorporate the Company’s knowledge and expertise in the EMS industry to provide its customers with advanced manufacturing technologies, complete supply chain management, responsive and flexible customer service, as well as product design, test and engineering support.  The Company’s EMS solutions are available from inception of product concept through the ultimate delivery of a finished product.  Such technologies and services include the following:

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

Supply Chain Management:  The Company provides complete supply chain management for the procurement of components needed to build customers’ products.  This includes the procurement and management of all types of electronic components and related mechanical parts such as plastics and metals.  The Company’s resources supporting this activity are provided both on a plant specific basis as well as globally through its IPO in Taipei, Taiwan.  Each of its sites is linked together using the same Enterprise Resource Planning (“ERP”) system and custom IScore software tools with real-time on-line visibility for customer access.  The Company procures material from major manufacturers and distributors of electronic parts all over the world.

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

Warehousing and Distribution:  The Company provides both in-house and third party warehousing, shipping, and customs brokerage for border crossings as part of its service offering.  This includes international shipping, drop shipments to the end customer, as well as, support of inventory optimization activities such as kanban and consignment.

Green, Sustainability, and Social Responsible Initiatives:  The Company supports initiatives that promote sustainability, green environment and social responsibility.  The Company requires its supply chain to meet all government imposed requirements in these areas and helps its customers in achieving effective compliance.  Those include, but are not limited to, Restrictions of Hazardous Substances (“RoHS”), Restriction of Chemicals (“Reach”) and Conflict Minerals regulations.

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

Markets and Customers

The Company’s customers are in the appliance, gaming, industrial electronics, fitness, medical/life sciences, semiconductor, telecommunications and consumer electronics industries.  As of April 30, 2016, the Company had approximately 125 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2016%	Fiscal 2015%
Appliances	Household appliance controls	50.1	49.9
Industrial Electronics	Motor controls, power supplies, lighting products, scales, joysticks	30.1	31.2
Fitness	Treadmills, exercise bikes, cross trainers	7.3	6.7
Consumer Electronics	Personal grooming, computers	4.2	4.7
Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	2.0	2.9
Medical/Life Sciences	Clinical diagnostic systems and instruments	4.5	2.6
Telecommunications	Routers, communication	1.0	1.7
Gaming	Slot machines, lighting displays	0.8	0.3
Total		100%	100%

For the fiscal year ended April 30, 2016, the Company’s largest two customers, Electrolux and Whirlpool Inc., accounted for 35.2% and 10.6%, respectively, of the Company’s net sales.  For the fiscal year ended April 30, 2015, Electrolux and Whirlpool Inc., accounted for 36.8% and 9.9%, respectively, of the Company’s net sales.  The Company believes that Electrolux and Whirlpool will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

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

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 838 employees at April 30, 2016.  The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California.  AbleMex S.A. de C.V. was incorporated and commenced operations in 2000.  The operation had 186 employees at April 30, 2016.  The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, operates in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas.  Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997.  The operation had 474 employees at April 30, 2016.  The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China.  The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres.  The term of the land lease is 50 years.  The Company built a manufacturing plant, office space and dormitories on this site during 2004.  In fiscal 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing.  The total square footage of the facility is 202,000 and has 487 employees as of April 30, 2016.  Both SigmaTron China entities operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City.  Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 309 employees as of April 30, 2016.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the fiscal year ended April 30, 2016 resulted in a net foreign currency loss of $59,000 compared to a net foreign currency gain of $40,000 in the prior year.  In fiscal year 2016, the Company paid approximately $52,000,000 to its foreign subsidiaries.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Since the earnings of the foreign subsidiaries have been, and will continue to be indefinitely reinvested, no deferred tax liability has been recorded.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,588,000 as of April 30, 2016.  The amount of U.S.

income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

During fiscal year 2015, the Company recorded tax expense of $643,708 related to the inability to realize the tax benefit recorded in fiscal year 2014 for potential foreign tax credits.  The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period was insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

The consolidated financial statements as of April 30, 2016 include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch.  The functional currency of the Company’s foreign subsidiaries operations is the U.S. dollar.  Intercompany transactions are eliminated in the consolidated financial statements.

Competition

The EMS industry is highly competitive and subject to rapid change.  Furthermore, both large and small companies compete in the industry, and many have significantly greater financial resources, more extensive business experience and greater marketing and production capabilities than the Company.  The significant competitive factors in this industry include price, quality, service, timeliness, reliability, the ability to source raw components, and manufacturing and technological capabilities.  The Company believes it can compete on all of these factors.

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

Governmental Regulations

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters.  Management believes that the Company’s business is operated in material compliance with all such regulations, including Restriction of Hazardous Substances (“RoHS”) and Registration, Evaluation, Authorization and Restriction of Chemicals  (“REACH").  RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products being sold into the European Union.  The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations. REACH is a European Union Regulation enacted as of December 2006.  The regulation imposes information reporting requirements on all listed SVHCs (substances of very high concern).  From time-to-time the Company's customers request REACH required information and certifications on the assemblies the Company manufactures for them.  These requests require the Company to gather information from component suppliers to verify the presence and level of mass of any SVHCs greater than 0.1% in the assemblies the Company manufactures based on customer specifications.  If any SVHCs are present at more than 0.1% of the mass of the item, the specific concentration and mass of the SVHC must be reported to proper authorities by the Company's customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the

Democratic Republic of Congo (“DRC”).  On May 1, 2016, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

The Company’s costs of compliance with environmental laws, including conflict mineral reporting, is estimated to be a total of approximately $750,000 for the three most recently completed fiscal years ending April 30, 2016.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog.  The Company’s backlog of firm orders as of April 30, 2016 and 2015 was approximately $167,290,000 and $142,520,000, respectively.  The Company anticipates a significant portion of the backlog at April 30, 2016 will ship in fiscal year 2017.  Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.  Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 2,790 full-time employees as of April 30, 2016, including 186 engaged in engineering or engineering-related services, 2,226 in manufacturing and 378 in administrative and marketing functions.

The Company has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on December 31, 2018. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2018.  The Company’s subsidiary located in Tijuana Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C.  The contract does not have an expiration date.  The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires February 28, 2017.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.  The Company believes its relations with both unions and its other employees are good.

Executive Officers of the Registrant

Name	Age	Position

Gary R. Fairhead	64

President and Chief Executive Officer.  Gary R. Fairhead has been the President of the Company since January 1990 and Chairman of the Board of Directors of the Company since August 2011.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	55	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the Company since August 2011.

Gregory A. Fairhead	60

Executive Vice President and Assistant Secretary.  Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994.  Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	55	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	67	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	61	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	56	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

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

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2016) or LIBOR plus two and one quarter percent (effectively 2.875% at April 30, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of April 30, 2016, there was a $20,014,069 outstanding balance and $3,630,035 of unused availability under the credit facility agreement compared to a $27,416,793 outstanding balance and $2,583,207 of unused availability at April 30, 2015.  The Company is required to be in compliance with several financial covenants.  At April 30, 2016, the Company was in compliance with its financial covenants.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2017 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory. To the extent that these forecasts come to fruition, the Company may need to raise capital from other sources of debt or equity.  The Company engaged an investment banker for the purpose of completing a capital raise during fiscal year 2016 and subsequently terminated that agreement.  The Company plans to evaluate alternatives for raising capital in fiscal year 2017.

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

The Company’s sales and gross margins depend significantly on market demand for its customers’ products.  The uncertainty in the U.S. and international economic and political environments could result in a decline in demand for our customers’ products in any industry.  Further, any adverse changes in tax rates and laws affecting our customers could result in decreasing gross margins.  Any of these factors could negatively impact the Company’s business, results of operations and financial condition.

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

Sales to the Company’s five largest customers accounted for 61.9% and 62.5% of net sales for the fiscal years ended April 30, 2016 and 2015, respectively.  For the year ended April 30, 2016, two customers accounted for 35.2% and 10.6%, respectively, of net sales of the Company, and 6.5% and 2.4%, respectively, of accounts receivable at April 30, 2016.  For the year ended April 30, 2015, two customers accounted for 36.8% and 9.9%, respectively, of net sales of the Company and 9.6% and 5.5%, respectively, of accounts receivable at April 30, 2015.  Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.  If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations.  There can be no assurance that the Company will retain any or all of its largest customers.  This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

If any of the Company’s customers have financial difficulties, the Company could encounter delays or defaults in the payment of amounts owed for accounts receivable and inventory obligations.  This could have a significant adverse impact on the Company’s results of operations and financial condition.

Most of the Company’s customers do not commit to long-term production schedules, which makes it difficult to schedule production and achieve maximum efficiency at the Company’s manufacturing facilities and manage inventory levels.

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

Adverse market conditions could reduce our future sales and earnings per share.

Uncertainty over the erosion of global consumer confidence amidst concerns about volatile energy costs, geopolitical issues, the availability and cost of credit, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia over the past several years.  The economic recovery of recent years is fragile and recessionary conditions may return.  Any of these potential negative economic conditions may reduce demand for the Company’s customers’ products and adversely affect the Company’s sales.  Consequently, the Company’s past operating results, earnings and cash flows may not be indicative of the Company’s future operating results, earnings and cash flows.

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

Approximately 15.0% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2016 and 2015.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies.  From time to time the currencies fluctuate against the U.S. dollar.  Such fluctuations could have a material impact on the Company’s results of operations and performance.  The impact of currency fluctuation for the year ended April 30, 2016 resulted in a net foreign currency loss of approximately $59,000 compared to a net foreign currency gain of $40,000 in the prior year.  These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations.  The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

The Company currently has labor union contracts with its employees constituting approximately 45% of its workforce for both fiscal years 2016 and 2015.  Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources.

In the past, the Company has been notified of claims relating to various matters including intellectual property rights, contractual matters, labor issues or other matters arising in the ordinary course of business.  In the event of any such claim, the Company may be required to spend a significant amount of money and resources, even where the claim is without merit.  Accordingly, the resolution of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on the Company’s business, consolidated financial conditions and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At April 30, 2016, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China.  In addition, the Company provides materials procurement services through its Elk Grove Village, Illinois U.S., Union City, California U.S, and Taipei, Taiwan offices.  The Company provides design services in Elgin, Illinois U.S.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	202,000	Electronic and electromechanical manufacturing solutions	* ***
Elk Grove Village, IL	124,300	Corporate headquarters and electronic and electromechanical manufacturing solutions	Owned
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Acuna, Mexico	115,000	Electronic and electromechanical manufacturing solutions	Owned **
Chihuahua, Mexico	113,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
Ho Chi Minh City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
Del Rio, TX	44,000	Warehousing and distribution	Leased

Taipei, Taiwan	4,685	International procurement office	Leased
Elgin, IL	45,000	Design services	Owned
San Diego, CA	30,240	Warehousing and distribution	Leased

*The Company’s Suzhou, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and Del Rio, Texas properties are occupied pursuant to leases of the premises.  The lease agreements for the Del Rio, Texas properties expire December 2016.  The lease agreement for the San Diego, California property expires August 2019.  The lease agreement for the Union City, California property expires March 2021.  The Chihuahua, Mexico lease expires July 2017.  The Tijuana, Mexico lease expires November 2018.  The lease agreement for the Ho Chi Minh City, Vietnam property expires July 2020.  The Company’s manufacturing facilities located in Acuna, Mexico, Elgin, Illinois and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased.  The Company has an option to buy the leased portion of the facility in Acuna, Mexico.  The properties in Elk Grove Village, Illinois and Elgin, Illinois are financed under separate mortgage loan agreements.  The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities.  The Company believes its current facilities are adequate to meet its current needs.  In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

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

In December 2014, a jury found for the Company on the claim regarding discrimination, harassment and hostile work environment but awarded plaintiff damages regarding the retaliation/wrongful discharge claim totaling $307,000. In post-trial motions, the judge reduced the verdict to $300,000.  Subsequently, on September 17, 2015, the court ruled on plaintiff’s Claim for Equitable Relief, awarding the plaintiff an additional $74,478. Including the equitable relief award, the judgment against the Company is currently $374,478. Along with the grant of equitable relief to the plaintiff, the court denied the Company’s motion for sanctions. The judge has yet to make a ruling on attorney’s fees and costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA.  The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2016 and 2015.

Common Stock as Reported

by NASDAQ

Period	High	Low

Fiscal 2016
Fourth Quarter	$7.80	$5.85
Third Quarter	7.91	6.10
Second Quarter	7.34	5.02
First Quarter	9.12	6.11

Fiscal 2015
Fourth Quarter	$8.08	$5.84
Third Quarter	8.24	5.55
Second Quarter	11.49	6.29
First Quarter	12.44	8.12

As of July 22, 2016, there were approximately 40 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings.  The Company estimates there to be approximately 2,965 beneficial owners of the Company’s common stock.

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

On May 1, 2015, the Company sold 74,000 shares of its common stock to three individual investors in a private offering, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), at $7.00 per share, representing an approximate average of the market price of the Company’s common stock in the public market during the immediately preceding thirty day period.  The transaction resulted in $518,000 of proceeds from the sale of restricted stock.  The stock was unregistered and may be sold only upon registration or the availability of an exemption from registration under the Securities Act.

Equity Compensation Plan Information

For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report, under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” as well as the Company’s audited financial statements and notes thereto, including Note N, filed herewith and all such information is incorporated herein by reference.

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for each of the fiscal years ended April 30, 2016 and 2015.

In an effort to facilitate the growth of our China operation, the Company established a new Chinese entity in October 2011 that allows the Company to provide services competitively to the domestic market in China and in fiscal year 2015 expanded the Company’s manufacturing facility.  The Company expects the China operation to continue to grow despite increasing costs of operation.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico, Vietnam or the U.S.    We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Revenues in fiscal year 2016 increased compared to the same period in the prior year. The increase was the result of sales to existing customers, new customers and from new programs with various customers. However, the Company experienced a decrease in revenue in the second half of fiscal year 2016 compared to the first six months of fiscal year 2016. The Company believes the decrease is the result of the continuing stagnant global economy. The Company remains optimistic, however, that full-year revenues in fiscal year 2017 will continue to increase.

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

Revenue Recognition - Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in which case it warrants assembly/design.  The Company does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

Inventories - Inventories are valued at the lower of cost or market.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company reduces inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual product demand or market conditions could be different than that projected by management.

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2016 and determined no impairment existed as of that date.

Intangible Assets -  Intangible assets are comprised of finite life intangible assets including patents, trade names, backlog, non-compete agreements, and customer relationships.  Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 5 years for patents, 20 years for trade names, 1 year for backlog and 7 years for non-compete agreements except for customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of April  30, 2016, there were no indicators of possible impairment of long-lived assets.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.

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

During the third quarter of fiscal year 2016, the Company began presenting all deferred tax assets and liabilities as noncurrent on its Condensed Consolidated Balance Sheets as discussed further in New Accounting Standards below.

New Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 by issuing ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.”  ASU No. 2015-14 defers the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 , with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”.  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted. The Company elected early adoption of this ASU and it did not have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average costs or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  ASU No. 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company elected to early adopt ASU 2015-17 during its third quarter of fiscal year 2016 on a retrospective basis.  Accordingly, it reclassified the current deferred taxes to noncurrent on the April 30, 2015 Consolidated Balance Sheets, which decreased current deferred tax assets by $2,179,178, increased noncurrent deferred tax assets by $365,935 and decreased noncurrent deferred tax liabilities by $1,813,244.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption it will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2016 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2015

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2016	2015

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.0	90.4
Selling and administrative expenses	8.3	8.5
Total operating expenses	98.3	98.9
Operating income	1.7%	1.1%

Net sales increased 10.3% to $253,904,146 in fiscal year 2016 from $230,237,161 in the prior year.  The Company’s sales increased in fiscal year 2016 in appliance, fitness, medical/life sciences and gaming marketplaces as compared to the prior year.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the industrial electronics,  consumer electronics, semiconductor equipment and telecommunications marketplaces.  The increase in revenues is from sales to existing customers, new customers and from new programs with various customers.  The Company believes sales growth with existing customers and new customers is an indication of customer satisfaction with the Company’s global footprint and service capabilities among other things.    The Company remains optimistic revenues in fiscal year 2017 will continue to increase.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry.  Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition.  Sales to the Company’s five largest customers accounted for 61.9% and 62.5% of net sales for fiscal years 2016 and 2015, respectively.

Gross profit increased to $25,518,531, or 10.1% of net sales, in fiscal year 2016 compared to $22,068,838 or 9.6% of net sales, in the prior fiscal year.  The increase in gross profit dollars for fiscal year 2016 was the result of increased sales and product mix.  Margin pressures continue from both customers and vendors and will likely continue in fiscal year 2017.

Selling and administrative expenses increased in fiscal year 2016 to $21,194,211, or 8.3% of net sales compared to $19,431,637, or 8.5% of net sales, in fiscal year 2015.  The increase in selling and administrative dollars was attributable to sales salaries, professional fees and bonus expense.  The increase in the foregoing selling and administrative expenses were partially offset by a decrease in legal fees, computer maintenance and freight out.  Selling and administrative expenses decreased as a percent of net sales due to increased revenue in fiscal year 2016 compared to the prior year.

Interest expense, net, decreased to $1,004,988 in fiscal year 2016 compared to $1,081,323 in fiscal year 2015.  Interest expense decreased primarily due to the decreased borrowings under the Company’s banking arrangements and mortgage obligations.  Interest expense for fiscal year 2017 may increase if interest rates or borrowings, or both, increase during fiscal year 2017.

In fiscal year 2016, the income tax expense was $1,402,537 compared to income tax expense of $801,049 in fiscal year 2015.  The effective rate for the years ended April 30, 2016 and 2015 was 40.2% and 47.0%, respectively.  The increase in income tax expense is due to an increase in pre-tax income in the current year. The decrease in the effective rate for the year ended April 30, 2016 is primarily due to the U.S. tax impact of foreign dividends recognized in the prior year. In addition, the Company recognized higher pretax income in the U.S. in the current year and lower pretax income in Mexico compared to the prior year as a result of the filing of an application for an Advanced Pricing Agreement with the Mexican tax authorities in December 2015. The agreement is effective for fiscal years beginning with fiscal year 2016 and ending with fiscal year 2019.

The Company reported net income of $2,082,659 in fiscal year 2016 compared to $903,412 for fiscal year 2015.  Basic and diluted earnings per share for fiscal year 2016 were $0.50 and $0.49, respectively, compared to basic and diluted earnings per share of $0.22 each, for the year ended April 30, 2015.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $13,130,447 for the fiscal year ended April 30, 2016 compared to cash flow used in operating activities of $2,908,494 for the prior fiscal year.  Cash flow provided by operating activities was primarily the result of net income, the non-cash effects of depreciation and amortization, a decrease in accounts receivable and inventory and an increase in accounts payable and accrued expenses.  Net cash provided by operations was partially offset by an increase in income tax receivable.

Cash flow used in operating activities was $2,908,494 for the fiscal year ended April 30, 2015.  Cash flow used in operating activities was primarily the result of increased inventories and accounts receivable and a decrease in accrued expenses and wages.  Net cash used in operating activities was partially offset by the result of net income adjusted by the non-cash effects of depreciation and amortization and an increase in accounts payable.  The increase in inventory of $14,412,734 and increase in accounts receivable of $913,776 was primarily due to additional customer orders and the startup of new programs.  The increase in accounts payable is due to renegotiated vendor terms with several of the Company’s largest vendors.

Investing Activities.

In fiscal year 2016, the Company purchased $3,165,083 in machinery and equipment to be used in the ordinary course of business.  The Company anticipates it may purchase up to $3,000,000 in machinery and equipment in fiscal year 2017, which the Company plans to fund by lease or loan transactions.  There is no assurance that the Company will be able to obtain debt financing at acceptable terms, or at all, in the future.

In fiscal year 2015, the Company purchased $5,506,035 in machinery and equipment to be used in the ordinary course of business.  The Company purchases were funded by lease transactions and its’ bank line of credit.

Financing Activities.

Cash used in financing activities was $8,623,453 for the fiscal year ended April 30, 2016 compared to cash provided by financing activities of $5,138,781 in fiscal year 2015.  Cash used in financing activities in fiscal year 2016 was primarily the result of net repayments under the line of credit of approximately $7,400,000 under the credit facility and payments under capital lease agreements.

On May 1, 2015, the Company sold 74,000 shares of its common stock to three individual investors in a private offering, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), at $7.00 per share, representing an approximate average of the market price of the Company’s common stock in the public market during the immediately preceding thirty day period.  The transaction resulted in $518,000 of proceeds from the sale of restricted stock.  The stock was unregistered and may be sold only upon registration or the availability of an exemption from registration under the Securities Act.

Cash provided by financing activities was $5,138,781 for the fiscal year ended April 30, 2015.  Cash provided by financing activities in fiscal year 2015 was primarily the result of increased net borrowings of $4,400,000 under the credit facility.  The additional borrowings were required to support the purchases of machinery and equipment, and the increase in inventory.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2016) or LIBOR plus two and one quarter percent (effectively 2.875% at April 30, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of April 30, 2016, there was a $20,014,069 outstanding balance and $3,630,035 of unused availability under the credit facility agreement compared to a $27,416,793 outstanding balance and $2,583,207 of unused availability at April 30, 2015.  The Company is required to be in compliance with several financial covenants.  At April 30, 2016, the Company was in compliance with its financial covenants.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty  - month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.00% at April 30, 2016) and is payable over a sixty -  month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,688,500 and $2,802,500 at April 30, 2016 and April 30, 2015, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty  - month period.  A final payment of approximately $1,030,000 is due on or before October 24, 2018.  The outstanding balance was $1,147,500 and $1,198,500 at April 30, 2016 and April 30, 2015, respectively.

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  At April 30, 2016, the balance outstanding under these capital lease agreements was $106,767 compared to $336,883 in fiscal year 2015.  The net book value of the equipment under these leases at April 30, 2016 was $703,424 compared to $817,324 in fiscal year 2015.

From October 2013 through December 2015, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $4,176,683.  The terms of the lease agreements extend to September 2018 through November 2020 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.  At April 30, 2016, the balance outstanding under these capital lease agreements was $2,599,820 compared to $2,732,713 in fiscal year 2015.  The net book value of the equipment under these leases at April 30, 2016 was $3,224,661 compared to $2,938,211 in fiscal year 2015.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  At April 30, 2016, the balance outstanding under these capital lease agreements was $1,886,069 compared to $1,577,950 in fiscal year 2015.  The net book value of the equipment under these leases at April 30, 2016 was $2,155,363 compared to $1,661,473 in fiscal year 2015.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the fiscal year ended April 30, 2016 was $51,509 compared to $33,950 in fiscal year 2015.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the fiscal year ended April 30, 2016 was $115,837 compared to $8,353 in fiscal year 2015.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuation for the fiscal year ended April 30, 2016 resulted in a net foreign currency loss of $59,000 compared to a net foreign currency gain of $40,000 in the prior year.  In fiscal year 2016, the Company paid approximately $52,000,000 to its foreign subsidiaries.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Since the earnings of the foreign subsidiaries have been, and under fiscal April 30, 2016 plans, will continue to be indefinitely reinvested, no deferred tax liability has been recorded.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,588,000 as of April 30, 2016.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2017 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory. To the extent that these forecasts come to fruition, the Company may need to raise capital from other sources of debt or equity.  The Company engaged an investment banker for the purpose of completing a capital raise during fiscal year 2016 and subsequently terminated that agreement.  The Company plans to evaluate alternatives for raising capital in fiscal year 2017.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of April 30, 2016.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2016.

Internal Controls:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).    The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of April 30, 2016.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2016, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2016.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

                 INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2016.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on     Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 32.

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

10.30

Second Amendment to Third Amended and Restated Credit Agreement entered into as of January 25, 2016, by and between SigmaTron International, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2016.

10.31

Fifth Amended and Restated Revolving Line of Credit Note delivered as of January 25, 2016, by SigmaTron International, Inc. to Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2016.

10.32

Lease No. 007 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Association Bank, National Association and SigmaTron International, Inc. dated December 22, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 15, 2016.

10.33	SigmaTron International, Inc. Employee Bonus Plan for Fiscal Year 2017 dated June 2, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2016.*

21.0	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K for the fiscal year ended April 30, 2014, filed on July 24, 2014.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2016).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: July 29, 2016

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 29, 2016
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 29, 2016
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	July 29, 2016
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 29, 2016
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 29, 2016
Paul J. Plante

/s/ Barry R. Horek	Director	July 29, 2016
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 29, 2016
Bruce J. Mantia

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SigmaTron International, Inc.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2016 and 2015 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

July 29, 2016

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2016 and 2015

ASSETS	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$4,325,268	$2,868,217
Accounts receivable, less allowance for doubtful accounts of
$100,000 and $186,844 at April 30, 2016 and 2015,
respectively	17,844,228	20,170,723
Inventories	67,649,022	68,669,709
Prepaid expenses and other assets	2,128,128	2,103,367
Refundable income taxes	774,847	81,046
Note receivable	887,531	-
Other receivables	481,860	486,085

Total current assets	94,090,884	94,379,147

PROPERTY, MACHINERY AND EQUIPMENT, NET	33,080,858	33,864,527

OTHER LONG-TERM ASSETS
Intangible assets	4,703,245	5,174,144
Goodwill	3,222,899	3,222,899
Deferred income taxes	233,057	365,935
Other assets	1,531,315	1,319,901

Total other long-term assets	9,690,516	10,082,879

TOTAL ASSETS	$136,862,258	$138,326,553

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

APRIL 30, 2016 and 2015

LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015

CURRENT LIABILITIES
Trade accounts payable	$37,011,786	$35,838,275
Accrued expenses	710,466	532,695
Accrued wages	6,260,982	5,140,851
Income taxes payable	-	141,297
Current portion of long-term debt	165,000	165,000
Current portion of capital lease obligations	1,374,898	1,245,632
Current portion of contingent consideration	275,288	275,288
Current portion of deferred rent	187,889	150,594

Total current liabilities	45,986,309	43,489,632

Long-term debt,
less current portion	23,685,069	31,252,793
Capital lease obligations,
less current portion	3,217,758	3,401,913
Contingent consideration,
less current portion	875,793	1,223,697
Other long-term liabilities	870,542	536,209
Deferred rent, less current portion	795,289	999,929
Deferred income taxes	1,355,620	736,993

Total long-term liabilities	30,800,071	38,151,534

Total liabilities	76,786,380	81,641,166

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,183,955 and 4,075,785 shares issued
and outstanding at April 30, 2016 and 2015, respectively	41,560	40,703
Capital in excess of par value	22,546,616	21,239,641
Retained earnings	37,487,702	35,405,043

Total stockholders’ equity	60,075,878	56,685,387

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$136,862,258	$138,326,553

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended April 30, 2016 and 2015

	2016	2015

Net sales	$253,904,146	$230,237,161

Cost of products sold	228,385,615	208,168,323

Gross profit	25,518,531	22,068,838

Selling and administrative expenses	21,194,211	19,431,637

Operating income	4,324,320	2,637,201

Other income	(165,864)	(148,583)
Interest expense	1,004,988	1,081,323

Income before income tax expense	3,485,196	1,704,461

Income tax expense	1,402,537	801,049

NET INCOME	$2,082,659	$903,412

Earnings per common share
Basic	$0.50	$0.22

Diluted	$0.49	$0.22

Weighted-average shares of common
stock outstanding
Basic	4,164,815	4,046,988

Diluted	4,224,030	4,116,424

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2016 and 2015

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2014	$-	40,215	20,864,497	34,501,631	55,406,343

Recognition of stock-based compensation	-	-	59,648	-	59,648

Exercise of stock options	-	136	57,825	-	57,961

Issuance and vesting of restricted stock	-	150	61,796	-	61,946

Employee stock purchases	-	202	126,612	-	126,814

Tax benefit from contingent consideration	-	-	69,263	-	69,263

Net income	-	-	-	903,412	903,412

Balance at April 30, 2015	-	40,703	21,239,641	35,405,043	56,685,387

Recognition of stock-based compensation	-	-	588,245	-	588,245

Exercise of stock options	-	20	7,180	-	7,200

Vesting of restricted stock	-	-	69,400	-	69,400

Sale of restricted stock	-	740	517,260	-	518,000

Employee stock purchases	-	97	52,169	-	52,266

Tax benefit from contingent consideration	-	-	23,972	-	23,972

Excess tax benefits on stock options and awards	-	-	48,749	-	48,749

Net income	-	-	-	2,082,659	2,082,659

Balance at April 30, 2016	$-	$41,560	$22,546,616	$37,487,702	$60,075,878

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net income	$2,082,659	$903,412
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation	5,119,376	4,985,272
Stock-based compensation	588,245	59,648
Restricted stock expense	69,400	61,946
(Benefit from) provision for doubtful accounts	-	36,844
Tax benefit from contingent consideration	(23,972)	(69,263)
Deferred income tax expense (benefit)	775,477	(252,347)
Amortization of intangible assets	470,899	428,610
Fair value adjustment of contingent consideration	(5,742)	(106,015)
Loss from disposal or sale of machinery and equipment	23,101	52,615

Changes in assets and liabilities
Accounts receivable	1,438,964	(913,776)
Inventories	1,020,687	(14,941,332)
Prepaid expenses and other assets	(72,334)	(1,082,509)
Income taxes receivable	(693,801)	-
Income taxes payable	(141,297)	(80,634)
Trade accounts payable	1,173,511	8,697,196
Deferred rent	(167,345)	(25,598)
Accrued expenses and wages	1,472,619	(662,563)
Net cash provided by (used in) operating activities	13,130,447	(2,908,494)

Cash flows from investing activities
Purchases of machinery and equipment	(3,165,083)	(5,506,035)
Disposals of machinery and equipment	115,140	703,646
Net cash used in investing activities	(3,049,943)	(4,802,389)

Cash flows from financing activities
Proceeds from the exercise of common stock options	7,200	57,961
Proceeds from the sale of restricted stock	518,000	-
Proceeds from Employee stock purchases	52,266	126,814
Proceeds from tax benefit on stock options and awards	48,749	-
Proceeds under sale leaseback agreements	-	1,102,317
Payments of contingent consideration	(342,162)	(260,000)
Payments under capital lease and sale leaseback agreements	(1,363,754)	(1,050,850)
Proceeds under building notes payable	-	834,481
Payments under building notes payable	(165,000)	(157,998)
Borrowings under lines of credit	194,424,157	165,496,222
Payments under lines of credit	(201,826,881)	(161,079,429)
Tax benefit from contingent consideration	23,972	69,263
Net cash (used in) provided by financing activities	(8,623,453)	5,138,781

Change in cash	1,457,051	(2,572,102)

Cash and cash equivalents at beginning of year	2,868,217	5,440,319
Cash and cash equivalents at end of year	$4,325,268	$2,868,217

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Years ended April 30, 2016 and 2015

	2016	2015
Supplementary disclosures of cash flow information
Cash paid for interest	$964,537	$1,018,419
Cash paid for income taxes	1,634,772	1,159,362
Purchase of machinery and equipment financed
under capital leases	1,308,865	1,407,116
Purchase of machinery and equipment financed
under sale leaseback agreements	-	1,102,317
Financing of insurance policy	159,616	146,546
Conversion of accounts receivable into a note receivable	887,531	-

The accompanying notes are an integral part of these statements.

DRAFT - A

DRAFT - A

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  As of April 30, 2016, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.  Approximately 15.0% of the total non-current consolidated assets of the Company are located outside of the United States as of April 30, 2016 and 2015, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan.  The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. dollar.  Intercompany transactions are eliminated in the consolidated financial statements.  The impact of foreign currency fluctuation for the fiscal year ended April 30, 2016 resulted in a net loss of approximately $59,000 compared to a net foreign currency gain of $40,000 in the prior year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, lower of cost or market adjustment for inventory, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of long-lived assets.  Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments with original maturities within three months of the purchase date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

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

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company reduces inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual product demand or market conditions could be different than that projected by management.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method over the term of the related debt.  Deferred financing fees of $113,286 and $147,537 net of

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

accumulated amortization of $443,763 and $390,266, respectively, as of April 30, 2016 and 2015, respectively, are classified in other long-term assets on the Company’s balance sheet.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.

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

April 30, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested.  There were 991, anti-dilutive common stock equivalents at April 30, 2015, which have been excluded from the calculation of diluted earnings per share.  There were no anti-dilutive common stock equivalents at April 30, 2016.

	Twelve Months Ended
	April 30,
	2016	2015

Net income	$2,082,659	$903,412
Weighted-average shares
Basic	4,164,815	4,046,988
Effect of dilutive stock options	59,215	69,436

Diluted	4,224,030	4,116,424

Basic earnings per share	$0.50	$0.22

Diluted earnings per share	$0.49	$0.22

Revenue Recognition

Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point that title passes under the terms of the purchase order.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in which case it warrants assembly/design.  The Company does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Shipping and Handling Costs

The Company records shipping and handling costs as selling and administrative expenses.  Customers are typically invoiced for shipping costs and such amounts are included in net sales.  Shipping and handling costs were not material to the financial statements for fiscal years 2016 or 2015.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2016 and 2015, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

The Company measured the contingent consideration included in the fiscal 2013 Spitfire acquisition under the fair value standard (primarily using level 3 measurement inputs).  The contingent consideration continues to be measured and reported at fair value at each period end.  The Company currently does not have any other non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2016 and determined no impairment existed as of that date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Intangible Assets

Intangible assets are comprised of finite life intangible assets including patents, trade names, backlog, non-compete agreements, and customer relationships.  Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 5 years for patents, 20 years for trade names, 1 year for backlog and 7 years for non-compete agreements except for customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of April 30, 2016, there were no indicators of possible impairment of long-lived assets.

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

During the third quarter of fiscal year 2016, the Company began presenting all deferred tax assets and liabilities as noncurrent on its Condensed Consolidated Balance Sheets as discussed further in New Accounting Standards below.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 by issuing ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.”  ASU No. 2015-14 defers the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 , with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”.  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted. The Company elected early adoption of this ASU and it did not have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average costs or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  ASU No. 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company elected to early adopt ASU 2015-17 during its third quarter of fiscal year 2016 on a retrospective basis.  Accordingly, it reclassified the current deferred taxes to noncurrent on the April 30, 2015 Consolidated Balance Sheets, which decreased current deferred tax assets by $2,179,178, increased noncurrent deferred tax assets by $365,935 and decreased noncurrent deferred tax liabilities by $1,813,244.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption it will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after

December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2016	2015
Beginning Balance	$186,844	$150,000
Bad debt expense	-	36,844
Write-offs	(86,844)	-
	$100,000	$186,844

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2016	2015

Finished products	$23,295,138	$24,316,404
Work-in-process	3,035,459	2,966,846
Raw materials	42,530,957	42,662,845
	68,861,554	69,946,095
Less obsolescence reserve	1,212,532	1,276,386
	$67,649,022	$68,669,709

Changes in the Company’s inventory obsolescence reserve are as follows:

	2016	2015

Beginning balance	$1,276,386	$1,804,984
Write-offs	(63,854)	(528,598)
	$1,212,532	$1,276,386

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE E - RELATED PARTIES

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of April 30, 2016, the Company had an outstanding note receivable and account receivable from that customer of approximately $888,000 and $233,000, respectively.  Inventory on hand related to this customer of approximately $1,600,000.  Sales to this customer, have not been material for the fiscal year ended April 30, 2016.

On January 29, 2016, the Company entered into a memorandum of understanding with this customer.  Under the subsequent agreement, effective January 29, 2016, the account receivable of approximately $888,000 was converted into a short-term promissory note.  The promissory note bears interest at the rate of 8% per annum, payable at the maturity of the promissory note.  The promissory note matures at the earlier of October 31, 2016, within 10 days after the customer obtains certain equity financing, or at the closing of a sale of substantially all of the customer’s stock or assets.  As additional consideration, the Company received warrants under the agreement.  The warrants are ten years in duration and may be exercised at an exercise price of $0.01 per share and for a number of shares determined pursuant to the warrant, expected to be, at a minimum, approximately 1% of the customer’s then – outstanding equity securities.  The Company believes the warrants have nil value.  Further, the Company has been granted a security interest in the customer’s accounts receivable and authority to access and be a signatory on the customer’s deposit accounts.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE F - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2016	2015

Land and buildings	$16,220,619	$15,265,758
Machinery and equipment	57,604,080	56,142,919
Office equipment and software	9,134,187	8,640,964
Leasehold improvements	2,566,250	2,540,693
Equipment under capital leases	8,055,533	6,746,668

	93,580,669	89,337,002

Less accumulated depreciation
and amortization, including
amortization of assets under
capital leases of $1,972,085
and $1,329,661 at April 30,
2016 and 2015, respectively	60,499,811	55,472,475

Property, machinery and
equipment, net
	$33,080,858	$33,864,527

Depreciation and amortization expense was $5,119,376 and $4,985,272 for the years ended April 30, 2016 and 2015, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in carrying amount of tax deductible goodwill in the amount of $3,222,899 for the fiscal years ended April 30, 2016 and 2015.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2016 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.08	4,690,000	883,540
Backlog	-	22,000	22,000
Trade names	16.08	980,000	191,901
Non-compete agreements	3.08	50,000	27,965
Patents	1.08	400,000	313,349
Total		$8,912,000	$4,208,755

Intangible assets subject to amortization are summarized as of April 30, 2015 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	12.08	4,690,000	548,781
Backlog	-	22,000	22,000
Trade names	17.08	980,000	142,905
Non-compete agreements	4.08	50,000	20,825
Patents	2.08	400,000	233,345
Total		$8,912,000	$3,737,856

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2032, for the remaining fiscal years is as follows:

For the fiscal year ending April 30:
	2017	$490,010
	2018	435,043
	2019	423,721
	2020	411,406
	2021	403,199
	Thereafter	2,539,866
		$4,703,245

Amortization expense was $470,899 and $428,610 for the years ended April 30, 2016 and 2015, respectively.

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made payments totaling $342,162 during fiscal year 2016.  As of April 30, 2016, the Company had not materially changed its estimated aggregate consideration expected to be earned under this arrangement.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of April 30, 2016, the contingent consideration liability was $1,151,081 compared to $1,498,985 at April 30, 2015.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE H - LONG-TERM DEBT

Note Payable - Bank

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at April 30, 2016) or LIBOR plus two and one quarter percent (effectively 2.875% at April 30, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of April 30, 2016, there was a $20,014,069 outstanding balance and $3,630,035 of unused availability under the credit facility agreement compared to a $27,416,793 outstanding balance and $2,583,207 of unused availability at April 30, 2015.  The Company is required to be in compliance with several financial covenants.  At April 30, 2016, the Company was in compliance with its financial covenants.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2017 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory. To the extent that these forecasts come to fruition, the Company may need to raise capital from other sources of debt or equity.  The Company engaged an investment banker for the purpose of completing a capital raise during fiscal year 2016 and subsequently terminated that agreement.  The Company plans to evaluate alternatives for raising capital in fiscal year 2017.

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

Capital Lease Obligations

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  At April 30, 2016, the balance outstanding under these capital lease agreements was $106,767 compared to $336,883 in fiscal year 2015.  The net book value of the equipment under these leases at April 30, 2016 was $703,424 compared to $817,324 in fiscal year 2015.

From October 2013 through December 2015, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $4,176,683.  The terms of the lease agreements extend to September 2018 through November 2020 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.  At April 30, 2016, the balance outstanding under these capital lease agreements was $2,599,820 compared to $2,732,713 in fiscal year 2015.  The net book value of the equipment under these leases at April 30, 2016 was $3,224,661 compared to $2,938,211 in fiscal year 2015.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE H - LONG-TERM DEBT - Continued

Capital Lease Obligations - Continued

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  At April 30, 2016, the balance outstanding under these capital lease agreements was $1,886,069 compared to $1,577,950 in fiscal year 2015.  The net book value of the equipment under these leases at April 30, 2016 was $2,155,363 compared to $1,661,473 in fiscal year 2015.

Note Payable - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty  - month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.00% at April 30, 2016) and is payable over a sixty  - month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,688,500 and $2,802,500 at April 30, 2016 and April 30, 2015, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty  - month period.  A final payment of approximately $1,030,000 is due on or before October 24, 2018.  The outstanding balance was $1,147,500 and $1,198,500 at April 30, 2016 and April 30, 2015, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE H - LONG-TERM DEBT - Continued

The aggregate amount of debt maturing in each of the following fiscal years and thereafter is as follows:

Fiscal Year	Total

2017	$165,000
2018	165,000
2019	21,173,569
2020	2,346,500
$23,850,069

See Note M - Leases, Page F-30 for future maturities under capital lease obligations.

Other Long-Term Liabilities

As of April 30, 2016 and 2015, the Company had recorded $870,542 and $536,209, respectively, for seniority premiums and retirement accounts related to benefits for employees, $800,067 and $467,221 of which, respectively, are for the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE I - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2016	2015

Interest	$61,350	$74,395
Commissions	80,819	57,681
Professional fees	397,375	304,864
Other	170,922	95,755

	$710,466	$532,695

Accrued wages consist of the following at April 30:

	2016	2015

Wages	$1,706,141	$1,544,959
Bonuses	920,563	409,549
Foreign wages	1,572,443	1,689,934
Foreign benefits	2,061,835	1,496,409

	$6,260,982	$5,140,851

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE J - INCOME TAX

U.S. and foreign income (loss) before income tax expense for the years ended April 30 are as follows:

	2016	2015

Domestic	$2,224,802	$(2,481,049)
Foreign	1,260,394	4,185,510

	$3,485,196	$1,704,461

Provision (benefit) for Income Taxes

The income tax provision (benefit) for the years ended April 30 consists of the following:

	2016	2015

Current
Federal	$279,043	$2,963
State	29,217	29,613
Foreign	318,800	1,020,820
Total Current	627,060	1,053,396

Deferred
Federal	577,149	(138,335)
State	65,451	(154,208)
Foreign	132,877	40,196
Total Deferred	775,477	(252,347)

Provision (benefit) for income taxes	$1,402,537	$801,049

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE J - INCOME TAX - Continued

Provision (benefit) for Income Taxes - Continued

The difference between the income tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the years ended April 30 are as follows:

	2016	2015

U.S Federal Provision:
At statutory rate	$1,184,967	$579,516
State taxes	117,922	(86,377)
Change in valuation allowance	(46,615)	46,615
Foreign tax differential	(94,124)	(256,343)
Impact of state tax rate change	(8,826)	(42,471)
Foreign valuation allowance	(48,680)	(53,011)
Foreign profit sharing	-	32,912
Foreign dividends	-	643,708
Other	42,850	22,996
Foreign currency exchange gain/loss	311,867	136,299
Impact of foreign permanent items	(20,056)	(123,987)
Foreign inflation adjustment	(36,768)	(98,808)

Provision (benefit) for income taxes	$1,402,537	$801,049

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets for federal and state income taxes are as follows:

	2016	2015

Deferred Tax Assets
Federal & State NOL carryforwards	$85,288	$449,325
Research & Other Credits	-	78,100
Reserves and accruals	615,431	795,721
Stock based compensation	244,199	133,744
Inventory	1,074,546	1,154,335
Other intangibles	203,789	207,044
Deferred rent	240,439	263,703
Allowance for doubtful accounts	38,150	72,271
Other DTA	8,902	19,083
Federal Benefit of State	25,228	3,895
Total Gross Deferred Tax Assets	2,535,972	3,177,221
Less: Valuation allowance	-	(95,295)

Net Deferred Tax Assets	$2,535,972	$3,081,926

Deferred Tax Liabilities
Other assets	$(113,665)	$(272,409)
Property, machinery & equipment	(3,273,902)	(3,180,575)
Prepaids	(270,968)	-
Total Deferred Tax Liabilities	$(3,658,535)	$(3,452,984)

Net Deferred Tax Liability	$(1,122,563)	$(371,058)

The Company has state net operating loss carry-forwards totaling approximately $1,071,000 at April 30, 2016, that will begin to expire in fiscal year April 30, 2024. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company determined it is more likely than not that it will realize the deferred tax assets due to the reversal of deferred tax liabilities. The state deferred tax liabilities exceed the state deferred tax assets and based

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities-Continued

on the reversing pattern the Company has concluded that all of the state deferred tax liabilities are expected to reverse within the period of time available to fully utilize all state deferred tax assets. Therefore, the Company has concluded that a valuation allowance is not required as of April 30, 2016, related to state net operating loss carryforwards.  The valuation allowance relating to the Company’s Vietnam net operating loss carry-forward was reversed in the current year, as the loss carry-forward was used to reduce current year taxable income in that jurisdiction.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Since the earnings of the foreign subsidiaries have been, and under fiscal April 30, 2016 plans, will continue to be indefinitely reinvested, no deferred tax liability has been recorded. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,588,000 as of April 30, 2016.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns.  For the fiscal year ended April 30, 2016 and 2015, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0 for each year.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and miscellaneous selling, general and administrative expense, respectively, in the Consolidated Statements of Income.  For the fiscal year ended April 30, 2016 and 2015, the amount included in the Company’s balance sheet for such liabilities was $0 for each year.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2013.  The Internal Revenue Service concluded an audit of the Company’s fiscal year 2013 tax return in the current year, and a no change letter was issued.

NOTE K - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees.  The Company may elect to match participant contributions up to $300 per participant annually.  The Company contributed $75,448 and $114,207 to the plans during the fiscal years ended April 30, 2016 and 2015, respectively.  The Company incurred total expenses of $13,460 and $8,500 for the fiscal years ended April 30, 2016 and 2015, respectively, relating to costs associated with the administration of the plans.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE L - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.  For the year ended April 30, 2016, two customers accounted for 35.2% and 10.6% of net sales of the Company, and 6.5% and 2.4%, respectively, of accounts receivable at April 30, 2016.  For the year ended April 30, 2015, two customers accounted for 36.8% and 9.9% of net sales of the Company and 9.6% and 5.5%, respectively, of accounts receivable at April 30, 2015.  Further, the Company has $3,940,197 in cash in China as of April 30, 2016.  These funds are not insured by a guaranteed deposit insurance system.  Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits, under certain circumstances.

NOTE M - LEASES

The Company leases certain facilities and office space under various operating leases expiring at various dates through March 2021.  The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows:

	Capital	Operating
Years ending April 30,	Leases	Leases

2017	$1,562,593	$2,009,228
2018	1,454,538	2,043,424
2019	1,211,612	1,740,801
2020	597,028	1,033,798
2021	173,925	674,506

Total future minimum lease payments	$4,999,696	$7,501,757

Less amounts representing interest	407,040

	4,592,656

Less Current Portion	1,374,898

Long Term Portion	$3,217,758

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE M - LEASES - Continued

Rent expense incurred under operating leases was $2,258,359 and $2,102,312 for the years ended April 30, 2016 and 2015, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the fiscal year ended April 30, 2016 was $51,509 compared to $33,950 in fiscal year 2015.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the fiscal year ended April 30, 2016 was $115,837 compared to $8,353 in fiscal year 2015.

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire shares of common stock.  All Option Plans have been approved by the Company’s shareholders.  At April 30, 2016, the Company has 117,914 shares available for future issuance to employees under the employee plans and none are available under the non-employee director plans.  The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors.  The maximum term of options granted under the Option Plans is generally 10 years.  Options granted under the Option Plans are either incentive stock options or nonqualified options.  Each option under the Option Plans is exercisable for one share of stock.  Options forfeited under the Option Plans are available for reissuance.  Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

The Company granted 25,000 options to employees in fiscal year 2014.  The Company recognized approximately $18,100 in compensation expense in fiscal year 2016 and 2015.  The balance of unrecognized compensation expense at April 30, 2016 was approximately $3,500.

The Company granted 285,000 options to employees in fiscal year 2016.  The Company recognized approximately $556,400 in compensation expense in fiscal year 2016.  The balance of unrecognized compensation expense at April 30, 2016 was approximately $409,300.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS - Continued

The table below summarizes option activity through April 30, 2016:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2014	101,554	$3.88	48,304
Options exercised during 2015	(13,600)	4.26
Options expired during 2015	(2,000)	4.24
Outstanding at April 30, 2015	85,954	3.81	76,954
Options granted during 2016	285,000	6.45
Options exercised during 2016	(2,000)	3.60
Options expired during 2016	(991)	9.17
Outstanding at April 30, 2016	367,963	$5.84	172,513

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options.  During the fiscal years ended April 30, 2016 and 2015, the aggregate intrinsic value of options exercised was $5,100 and $51,520, respectively.  As of April 30, 2016 and 2015, the aggregate intrinsic value of in the money options outstanding was $198,715 and $365,245, respectively.

Information with respect to stock options outstanding at April 30, 2016 follows:

		Options outstanding

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2016	contract life	exercise price
Range of exercise prices

$3.60-6.45	367,963	7.47 years	$5.84

	367,963		$5.84

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS - Continued

Information with respect to stock options outstanding and exercisable at April 30, 2016 follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2016	contract life	exercise price
Range of exercise prices

$3.60-6.45	172,513	7.47 years	$5.21

	172,513		$5.21

Information with respect to stock options non-vested at April 30, 2016 follows:

	Options non-vested

	Number	Weighted-average	Weighted-
	non-vested at	remaining	average
	April 30, 2016	contract life	exercise price
Range of exercise prices

$4.24-6.45	195,450	8.23 years	$6.40

	195,450		$6.40

The Company implemented an employee stock purchase plan (“ESPP”), for all eligible employees on February 1, 2014.  Under the ESPP, employees may purchase shares of the Company’s common stock at three-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first day or the last day of the offering period (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not be less than 1% nor exceed 15% of their total gross compensation. Shares of common stock are offered under the ESPP through a series of successive offering periods. The plan imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) termination of employment for any reason immediately terminates the employee’s participation in the plan (ii) no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 500,000 shares. The number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  There were 9,670 and 18,118 shares issued under the ESPP and the Company recorded $13,728 and $27,747 in compensation expense, for fiscal years ended April 30, 2016 and 2015, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS - Continued

On October 1, 2014, the Company granted 1,750 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 8,750 restricted shares were granted and the shares vest in six months from the date of grant.  The Company recognized $60,200 in compensation expense in fiscal year 2015.  There was no unrecognized compensation expense related to the 8,750 shares of restricted stock at April 30, 2016.

On October 1, 2015, the Company granted 2,000 shares to each non-employee director pursuant to the 2013 Non-Employee Director Restricted Stock Plan.  A total of 10,000 restricted shares were granted and the shares vest in six months from the date of grant.  The Company recognized $69,400 in compensation expense in fiscal year 2016.  There was no unrecognized compensation expense related to the 10,000 shares of restricted stock at April 30, 2016.

On May 1, 2015, the Company sold 74,000 shares of its common stock to three individual investors in a private offering, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), at $7.00 per share, representing an approximate average of the market price of the Company’s common stock in the public market during the immediately preceding thirty day period.  The transaction resulted in $518,000 of proceeds from the sale of restricted stock.  The stock was unregistered and may be sold only upon registration or the availability of an exemption from registration under the Securities Act.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2016:

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter

Net sales	$64,220,946	$69,723,493	$59,206,344	$60,753,363

Gross profit	6,230,274	7,597,013	5,708,096	5,983,148

Income before income	962,323	1,857,036	377,599	288,238
tax expense

Net income	658,806	1,156,298	218,728	48,827

Earnings per share	$0.16	$0.28	$0.05	$0.01
Basic

Earnings per share	$0.16	$0.27	$0.05	$0.01
Diluted

Total shares- Basic	4,148,285	4,166,758	4,170,193	4,174,251

Total shares- Diluted	4,193,657	4,214,317	4,229,378	4,208,184

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2016 and 2015

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2015:

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter

Net sales	$54,947,477	$61,533,519	$53,702,613	$60,053,552

Gross profit	4,746,448	5,813,753	5,695,365	5,813,272

Income before income
tax expense	15,566	723,254	562,123	403,518

Net income	16,810	146,429	564,080	176,093

Earnings per share
Basic	$0.00	$0.04	$0.14	$0.04

Earnings per share
Diluted	$0.00	$0.04	$0.14	$0.04

Total shares- Basic	4,028,535	4,044,240	4,054,146	4,061,504

Total shares- Diluted	4,105,627	4,120,178	4,116,015	4,117,600

NOTE P – LITIGATION

On October 25, 2011, Maria Gracia, a former employee of the Company, filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act, alleging among other things sexual harassment and retaliation.

In December 2014, a jury found for the Company on the sexual harassment claim but found for the plaintiff on her retaliation claim and awarded her damages totaling $307,000.    In post-trial motions, the judge reduced the verdict to $300,000.  Subsequently, on September 17, 2015, the court ruled on plaintiff’s Claim for Equitable Relief, awarding the plaintiff an additional $74,478.  Including the equitable relief award, the judgment against the Company is currently $374,478.

On October 16, 2015, the Company appealed the judgment to the Seventh Circuit Court of Appeals.

As of April 30, 2016, the Company has accrued $375,000 in recognition of the current judgment entered against the Company.