Form 10-Q
period 2016-07-31
SIGMATRON INTERNATIONAL INC
filed 2016-09-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

July 31, 2016

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 9, 2016:  4,185,613

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	July 31,
	2016	April 30,
	(Unaudited)	2016

Current assets:
Cash	$4,140,600	$4,325,268
Accounts receivable, less allowance for doubtful
accounts of $100,000 at July 31, 2016 and April 30, 2016,
respectively	19,362,950	17,844,228
Inventories, net	72,412,182	67,649,022
Prepaid expenses and other assets	1,882,357	2,128,128
Refundable income taxes	743,784	774,847
Note receivable	887,531	887,531
Other receivables	455,917	481,860

Total current assets	99,885,321	94,090,884

Property, machinery and equipment, net	33,850,844	33,080,858

Intangible assets, net of amortization of $4,330,170 and
$4,208,755 at July 31, 2016 and April 30, 2016, respectively	4,581,830	4,703,245
Goodwill	3,222,899	3,222,899
Deferred income taxes	261,613	233,057
Other assets	978,843	1,418,398

Total other long-term assets	9,045,185	9,577,599

Total assets	$142,781,350	$136,749,341

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$40,064,103	$37,011,786
Accrued wages	3,729,206	4,199,147
Accrued expenses	2,304,222	2,772,301
Income taxes payable	43,908	-
Current portion of long-term debt	165,000	165,000
Current portion of capital lease obligations	1,477,710	1,374,898
Current portion of contingent consideration	403,813	275,288
Current portion of deferred rent	196,594	187,889

Total current liabilities	48,384,556	45,986,309

Long-term debt, less current portion	26,985,349	23,572,152
Capital lease obligations, less current portion	3,536,284	3,217,758
Contingent consideration, less current portion	665,426	875,793
Deferred rent, less current portion	736,329	795,289
Other long-term liabilities	839,509	870,542
Deferred income taxes	1,318,992	1,355,620

Total long-term liabilities	34,081,889	30,687,154

Total liabilities	82,466,445	76,673,463

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,185,330 and 4,183,955 shares issued and
outstanding at July 31, 2016 and April 30, 2016, respectively	41,574	41,560
Capital in excess of par value	22,639,032	22,546,616
Retained earnings	37,634,299	37,487,702

Total stockholders' equity	60,314,905	60,075,878

Total liabilities and stockholders' equity	$142,781,350	$136,749,341

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net sales	$58,919,398	$64,220,946
Cost of products sold	53,414,741	57,990,672

Gross profit	5,504,657	6,230,274

Selling and administrative expenses	5,093,958	5,045,353

Operating income	410,699	1,184,921

Other income	(59,402)	(40,581)
Interest expense	243,243	263,179
Income from operations before income tax expense	226,858	962,323

Income tax expense	80,261	303,517

Net income	$146,597	$658,806

Earnings per share - basic	$0.04	$0.16

Earnings per share - diluted	$0.03	$0.16

Weighted average shares of common stock outstanding
Basic	4,183,955	4,148,285

Weighted average shares of common stock outstanding
Diluted	4,214,535	4,193,657

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$146,597	$658,806

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation	1,269,941	1,290,963
Stock-based compensation	85,555	10,149
Benefit from doubtful accounts	-	(86,844)
Benefit from inventory obsolescence	-	(49,866)
Deferred income tax (benefit) expense	(65,184)	28,226
Amortization of intangible assets	121,415	115,354
Loss from disposal or sale of machinery and equipment	29,429	8,405

Changes in assets and liabilities
Accounts receivable	(1,518,722)	(429,989)
Inventories	(4,763,160)	1,299,099
Prepaid expenses and other assets	786,280	(79,457)
Income taxes receivable	31,063	-
Income taxes payable	43,908	7,284
Trade accounts payable	3,052,317	2,374,386
Deferred rent	(50,255)	(39,886)
Accrued expenses and wages	(1,044,064)	402,902

Net cash (used in) provided by operating activities	(1,874,880)	5,509,532

Cash flows from investing activities
Purchases of machinery and equipment	(1,554,408)	(222,941)
Disposals of machinery and equipment	310,077	77,748

Net cash used in investing activities	(1,244,331)	(145,193)

Cash flows from financing activities
Proceeds from the sale of restricted stock	-	518,000
Proceeds from Employee stock purchases	6,875	22,736
Payments of contingent consideration	(81,842)	(38,914)
Payments under capital lease and sale leaseback agreements	(403,687)	(315,254)
Payments under building notes payable	(41,250)	(41,250)
Borrowings under lines of credit	22,063,270	15,506,571
Payments under lines of credit	(18,608,823)	(20,963,421)

Net cash provided by (used in) financing activities	2,934,543	(5,311,532)

Change in cash	(184,668)	52,807
Cash at beginning of period	4,325,268	2,868,217

Cash at end of period	$4,140,600	$2,921,024

Supplementary disclosures of cash flow information
Cash paid for interest	$243,180	$260,454
Cash paid for income taxes	112,517	208,737
Purchase of machinery and equipment financed
under capital leases	825,025	703,229
Financing of insurance policy	75,011	53,043

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2016

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2016 is not necessarily indicative of the results that may be expected for the year ending April 30, 2017.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Note B - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2016	2016

Finished products	$26,602,462	$23,295,138
Work-in-process	2,987,621	3,035,459
Raw materials	44,034,631	42,530,957
	73,624,714	68,861,554
Less obsolescence reserve	1,212,532	1,212,532
	$72,412,182	$67,649,022

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
	2016	2015

Net income	$146,597	$658,806
Weighted-average shares
Basic	4,183,955	4,148,285
Effect of dilutive stock options	30,580	45,372

Diluted	4,214,535	4,193,657

Basic earnings per share	$0.04	$0.16

Diluted earnings per share	$0.03	$0.16

Options to purchase 367,963 and 85,954 shares of common stock were outstanding at July 31, 2016 and 2015, respectively.  There were no options granted during the three month period ended July 31, 2016 and 2015, respectively.  The Company recognized $83,673 and $4,559 in stock option expense for the three month period ended July 31, 2016 and 2015, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $329,210 and $17,148 at July 31, 2016 and 2015, respectively.

On October 1, 2015, the Company issued 10,000 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which were fully vested on April 1, 2016.  The Company recognized no compensation expense with respect to such shares for the three months ended July 31, 2016.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  For the three months ended July 31, 2016 and 2015, 1,375 and 4,147 shares, respectively, were issued under the ESPP.  The Company recorded $1,882 and $5,590 in compensation expense for the three months ended July 31, 2016 and 2015, respectively.  During the three months ended July 31, 2016 and 2015, the Company recorded $6,875 and $22,736, respectively, to stockholders’ equity relating to purchases under the ESPP.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at July  31, 2016) or LIBOR plus two and one quarter percent (effectively 2.875% at July  31, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of July  31, 2016, there was a $23,457,279 outstanding balance and $3,703,942 of unused availability under the credit facility agreement compared to a $20,014,069 outstanding balance and $3,630,035 of unused availability at April  30, 2016.  The Company is required to be in compliance with several financial covenants.  At July  31, 2016, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  There was no outstanding balance under the facility at July 31, 2016 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.00% at July 31, 2016) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,660,000 and $2,688,500 at July 31, 2016 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,134,750 and $1,147,500 at July 31, 2016 and April 30, 2016, respectively.

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  The balance outstanding under these capital lease agreements was $42,326 and $106,767 at July 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $674,949 and $703,424 at July 31, 2016 and April 30, 2016, respectively.

From October 2013 through July 2016, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $5,001,709.  The terms of the lease agreements extend to September 2018 through May 2021 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.    The balance outstanding under these capital lease agreements was $3,192,654 and $2,599,820 at July 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $3,951,195 and $3,224,661 at July 31, 2016 and April 30, 2016, respectively.  On August 4, 2016 the company entered into a capital lease agreement with Associated Bank, National Association to purchase equipment totaling $334,826.  The term of the lease agreement extends to July 2021 with monthly installment payments of $6,144.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,779,014 and $1,886,069 at July 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $2,103,029 and $2,155,363 at July 31, 2016 and April 30, 2016, respectively.

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three months ended July 31, 2016 and 2015, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2016 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	10.8	4,690,000	970,920
Backlog	-	22,000	22,000
Trade names	15.8	980,000	204,150
Non-compete agreements	2.8	50,000	29,750
Patents	0.8	400,000	333,350
Total		$8,912,000	$4,330,170

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2016, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.08	4,690,000	883,540
Backlog	-	22,000	22,000
Trade names	16.08	980,000	191,901
Non-compete agreements	3.08	50,000	27,965
Patents	1.08	400,000	313,349
Total		$8,912,000	$4,208,755

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2032, for the remaining periods is as follows:

For the remaining 9 months of the fiscal year ending April 30:	2017	$368,595
For the fiscal year ending April 30:	2018	435,043
	2019	423,721
	2020	411,406
	2021	403,199
	Thereafter	2,539,866
		$4,581,830

Amortization expense was $121,415 and $115,354 for the three months ended July 31, 2016 and 2015, respectively.

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made payments totaling $342,162 during fiscal year 2016.  The Company made one payment in the quarter ended July 31, 2016 in the amount of $81,842.  As of July  31, 2016, the Company had not materially changed its estimated aggregate consideration expected to be earned under this arrangement.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of July  31, 2016, the contingent consideration liability was $1,069,239.

Note F - Commitments and Contingencies

As previously disclosed in detail in the Company’s Form 10-K filed for the fiscal year ended April 30, 2016, on October 25, 2011, Maria Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.

During the Company’s first quarter ended July 31, 2016, there were no material developments.

From time to time the Company is involved in legal proceedings, claims, or investigations that are incidental to the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.

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

July 31, 2016

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

July 31, 2016

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of July  31, 2016, there were no indicators of possible impairment of long-lived assets.

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

July 31, 2016

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

Reclassifications - Certain reclassifications have been made to the previously reported 2016 financial statements to conform to the 2017 presentation.

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 by issuing ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.”  ASU No. 2015-14 defers the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 , with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”.  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted. The Company elected early adoption in the third quarter of fiscal 2016 of this ASU and it did not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015- 03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption.  The Company adopted ASU 2015-03 during the first fiscal quarter of 2017 and it did not have a material impact on its consolidated financial statements.

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average cost or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

SigmaTron International, Inc.

July 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.    This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this ASU may have on its consolidated financial statements.

Note H - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of July 31, 2016, the Company had an outstanding note receivable and account receivable from that customer of approximately $888,000 and $321,000, respectively, compared to an outstanding note receivable and account receivable of approximately $888,000 and $233,000, respectively, at April 30, 2016.    As of July 31, 2016, inventory on hand related to this customer approximated $1,500,000 compared to $1,600,000 at April 30, 2016.  Sales to this customer have not been material for the three months ended July  31, 2016.

On January 29, 2016, the Company entered into a memorandum of understanding with this customer.  Under the subsequent agreement, effective January 29, 2016, the account receivable of approximately $888,000 was converted into a short-term promissory note.  The promissory note bears interest at the rate of 8% per annum, payable at the maturity of the promissory note.  The promissory note matures at the earlier of October 31, 2016,  or within 10 days after the customer obtains certain equity financing, or at the closing of a sale of substantially all of the customer’s stock or assets.  As additional consideration, the Company received warrants under the agreement.  The warrants are ten years in duration and may be exercised at an exercise price of $0.01 per share and for a number of shares determined pursuant to the warrant, expected to be, at a minimum, approximately 1% of the customer’s then – outstanding equity securities.  The Company believes the warrants have nil value.  Further, the Company has been granted a security interest in the customer’s accounts receivable and authority to access and be a signatory on the customer’s deposit accounts.

SigmaTron International, Inc.

July 31, 2016

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, and may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless required by law.

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

July 31, 2016

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three months ended July 31, 2016 and 2015, respectively.

Sales for the quarter ended July 31, 2016 were $58,919,398, down approximately, 3% from the fourth quarter of fiscal year 2016.    This is the third quarter in a row where the Company has seen a slowing of demand. The Company believes this is the result of a sluggish domestic economy and a stagnant global economy. The Company will manage this slowdown and continue to position itself for future growth. As the Company entered the second fiscal quarter of 2017 it has seen revenue rebound somewhat and short term demand strengthen. Historically, the Company has experienced a small amount of seasonality in its second fiscal quarter. Further, the Company is seeing new customers and programs with existing customers launch. The Company is cautiously optimistic for the short term.

Results of Operations:

Net Sales

Net sales decreased for the three month period ended July 31, 2016 to $58,919,398 from $64,220,946 for the three month period ended July 31, 2015.  Sales volume decreased for the three month period ended July 31, 2016 as compared to the prior year in the industrial electronics, fitness, appliance, telecommunications and semiconductor equipment marketplaces.    During the three month period ended July  31, 2016, sales in the consumer electronics, gaming and medical/life sciences marketplaces increased compared to the same period in the prior year.

Gross Profit

Gross profit dollars decreased during the three month period ended July 31, 2016 to $5,504,657 or 9.3% of net sales compared to $6,230,274 or 9.7% of net sales for the same period in the prior fiscal year.  Gross profit as a percent of sales for the three month period ended July 31, 2016 decreased due to decreased sales volume and less favorable mix compared to the same period in the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,093,958 or 8.6% of net sales for the three month period ended July 31, 2016 compared to $5,045,353 or 7.9% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period

SigmaTron International, Inc.

July 31, 2016

ended July 31, 2016 was approximately $50,000 which was driven by increases in legal fees, accounting salaries and general office salaries.    The increase in the foregoing selling and administrative expenses was partially offset by a decrease in bonus expense, professional fees and sales salaries.

Interest Expense

Interest expense decreased to $243,243 for the three month period ended July 31, 2016 compared to $263,179 for the same period in the prior fiscal year.  The decrease in interest expense for the three month period ended July 31, 2016 was due to a  decrease in the interest rate for the three month period ended July 31, 2016 compared to the same period in the prior year.    For the quarter ended July 31, 2015, $5,000,000 of the outstanding loan balance bore an interest rate of 3.25% compared to 2.875% for the quarter ended July 31, 2016.  Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax expense was $80,261 for the three months period ended July 31, 2016 compared to an income tax expense of $303,517 for the same period in the prior fiscal year.    The decrease in income tax expense for the three month period ended July 31, 2016 compared to the same period in the previous year is the result of lower pretax income recognized in the U.S.  and foreign jurisdictions.  The Company’s effective tax rate was 35.4% and 31.5% for the quarters ended July 31, 2016 and 2015, respectively.  The effective tax rate is higher for the quarter ended July 31, 2016 than the quarter ended July 31, 2015 because more taxable income was recognized in foreign jurisdictions with higher tax rates for the period ended July 31, 2016.

Net Income

Net income decreased to $146,597 for the three month period ended July 31, 2016 compared to net income of $658,806 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the first quarter of 2017 were $0.04 and $0.03, respectively, compared to basic and diluted earnings per share of $0.16 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $1,874,880 for the three months ended July 31, 2016.  During the first three months of fiscal year 2017, cash flow used in operating activities was primarily the result of an increase in inventory of $4,763,160 and accounts receivable of $1,518,722.  Cash flow used in operating activities was partially offset by net income, an increase in accounts payable of $3,052,317 and the non-cash effects of depreciation and amortization.  The increase in inventory was the result of slow demand for customer demand based on forecast.

Cash flow provided by operating activities was $5,509,532 for the three months ended July 31, 2015. During the first three months of fiscal year 2016, cash flow provided by operating activities was primarily the result of a decrease in inventories of $1,299,099, an increase in accounts payable of $2,374,386, the result of net income and the non-cash effects of depreciation and amortization.  The decrease in inventory was the result of inventory usage for new programs.

SigmaTron International, Inc.

July 31, 2016

Investing Activities.

During the first three months of fiscal year 2017, the Company purchased $1,554,408 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2017 in the amount of $1,500,000.  The Company anticipates purchases will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.

During the  first three months of fiscal year 2016,  the Company purchased $222,941 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,942,142 during the balance of fiscal year 2016.

Financing Activities.

Cash provided by financing activities was $2,934,543 for the three months ended July 31, 2016.  Cash provided by financing activities was primarily the result of borrowings under the line of credit.

Cash used in financing activities was $5,311,532 for the three months ended July 31, 2015.  Cash used in financing activities was primarily the result of payments under the line of credit in excess of borrowings.

Financing Summary.

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at July 31, 2016) or LIBOR plus two and one quarter percent (effectively 2.875% at July 31, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of July 31, 2016, there was a $23,457,279 outstanding balance and $3,703,942 of unused availability under the credit facility agreement compared to a $20,014,069 outstanding balance and $3,630,035 of unused availability at April 30, 2016.  The Company is required to be in compliance with several financial covenants.  At July 31, 2016, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  There was no outstanding balance under the facility at July 31, 2016 and April 30, 2016, respectively.

SigmaTron International, Inc.

July 31, 2016

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.00% at July 31, 2016) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,660,000 and $2,688,500 at July 31, 2016 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,134,750 and $1,147,500 at July 31, 2016 and April 30, 2016, respectively.

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  The balance outstanding under these capital lease agreements was $42,326 and $106,767 at July 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $674,949 and $703,424 at July 31, 2016 and April 30, 2016, respectively.

From October 2013 through July 2016, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $5,001,709.  The terms of the lease agreements extend to September 2018 through May 2021 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.    The balance outstanding under these capital lease agreements was $3,192,654 and $2,599,820 at July 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $3,951,195 and $3,224,661 at July 31, 2016 and April 30, 2016, respectively.  On August 4, 2016 the company entered into a capital lease agreement with Associated Bank, National Association to purchase equipment totaling $334,826.  The term of the lease agreement extends to July 2021 with monthly installment payments of $6,144.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,779,014 and $1,886,069 at July 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $2,103,029 and $2,155,363 at July 31, 2016 and April 30, 2016, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three month period ended July 31, 2016 was

SigmaTron International, Inc.

July 31, 2016

$19,395.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three period ended July 31, 2016 was $30,860.

In September 2015, the Company entered into a real estate lease agreement in San Diego, CA, to rent 30,240 square feet of manufacturing space.  The term of lease extends to August 2016 with monthly payments of $17,539.  On March 10, 2016 the term of the lease was extended to August 2019.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the three month period ended July 31, 2016 resulted in a foreign currency  loss of $106,862 compared to a foreign currency gain of approximately $284 for the same period in the prior year.  During the first three months of fiscal year 2017, the Company’s U.S. operations paid approximately $12,250,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2017 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability was recorded at April 30, 2016.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,192,000 as of July 31, 2016.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2017 at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory. To the extent that these forecasts come to fruition, the Company may need to raise capital from other sources of debt or equity.  The Company engaged an investment banker for the purpose of completing a capital raise during fiscal year 2016 and subsequently terminated that agreement.  The Company continues to evaluate alternatives for raising capital in fiscal year 2017.

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

SigmaTron International, Inc.

July 31, 2016

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

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July 31, 2016.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended July 31, 2016, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

SigmaTron International, Inc.

July 31, 2016

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed in detail in the Company’s Form 10-K filed for the fiscal year ended April 30, 2016, on October 25, 2011, Maria Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.

During the Company’s first quarter ended July 31, 2016, there were no material developments.

From time to time the Company is involved in legal proceedings, claims, or investigations that are incidental to the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.

Item 1A.Risk Factors.

There have been no material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1Lease No. 009, entered into July 15, 2016, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc.

31.1Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SigmaTron International, Inc.

July 31, 2016

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

July 31, 2016

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 13, 2016

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 13, 2016

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)