Form 10-Q
period 2016-10-31
SIGMATRON INTERNATIONAL INC
filed 2016-12-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

October 31, 2016

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 9, 2016:  4,186,813

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	October 31,
	2016	April 30,
	(Unaudited)	2016

Current assets:
Cash and cash equivalents	$3,320,993	$4,325,268
Accounts receivable, less allowance for doubtful
accounts of $100,000 at October 31, 2016 and April 30, 2016,
respectively	21,241,217	17,844,228
Inventories, net	69,954,378	67,649,022
Prepaid expenses and other assets	1,898,499	2,128,128
Refundable income taxes	893,667	774,847
Note receivable	887,531	887,531
Other receivables	736,704	481,860

Total current assets	98,932,989	94,090,884

Property, machinery and equipment, net	33,597,144	33,080,858

Intangible assets, net of amortization of $4,453,035 and
$4,208,755 at October 31, 2016 and April 30, 2016, respectively	4,458,965	4,703,245
Goodwill	3,222,899	3,222,899
Deferred income taxes	269,811	233,057
Other assets	843,762	1,418,398

Total other long-term assets	8,795,437	9,577,599

Total assets	$141,325,570	$136,749,341

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$38,319,850	$37,011,786
Accrued wages	4,216,895	4,199,147
Accrued expenses	2,279,594	2,772,301
Income taxes payable	55,496	-
Current portion of long-term debt	165,000	165,000
Current portion of capital lease obligations	1,513,683	1,374,898
Current portion of contingent consideration	360,985	275,288
Current portion of deferred rent	205,299	187,889

Total current liabilities	47,116,802	45,986,309

Long-term debt, less current portion	26,752,397	23,572,152
Capital lease obligations, less current portion	3,423,697	3,217,758
Contingent consideration, less current portion	549,315	875,793
Deferred rent, less current portion	677,370	795,289
Other long-term liabilities	964,789	870,542
Deferred income taxes	1,392,526	1,355,620

Total long-term liabilities	33,760,094	30,687,154

Total liabilities	80,876,896	76,673,463

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,186,813 and 4,183,955 shares issued and
outstanding at October 31, 2016 and April 30, 2016, respectively	41,608	41,560
Capital in excess of par value	22,739,472	22,546,616
Retained earnings	37,667,594	37,487,702

Total stockholders' equity	60,448,674	60,075,878

Total liabilities and stockholders' equity	$141,325,570	$136,749,341

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of  Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$65,842,957	$69,723,493	$124,762,355	$133,944,439
Cost of products sold	60,340,917	62,126,480	113,755,658	120,117,152

Gross profit	5,502,040	7,597,013	11,006,697	13,827,287

Selling and administrative expenses	5,238,756	5,534,075	10,332,714	10,579,428

Operating income	263,284	2,062,938	673,983	3,247,859

Other income	(39,870)	(45,206)	(99,272)	(85,787)
Interest expense	276,538	251,108	519,781	514,287
Income from operations before income tax expense	26,616	1,857,036	253,474	2,819,359

Income tax (benefit) expense	(6,679)	700,738	73,582	1,004,255

Net income	$33,295	$1,156,298	$179,892	$1,815,104

Earnings per share - basic	$0.01	$0.28	$0.04	$0.44

Earnings per share - diluted	$0.01	$0.27	$0.04	$0.43

Weighted average shares of common stock outstanding
Basic	4,185,752	4,166,758	4,184,854	4,157,516

Weighted average shares of common stock outstanding
Diluted	4,225,874	4,214,317	4,225,844	4,241,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$179,892	$1,815,104

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation	2,515,400	2,572,640
Stock-based compensation	169,963	415,628
Restricted stock expense	10,274	11,692
Recoveries from doubtful accounts	-	(86,844)
Recoveries from inventory obsolescence	-	(59,396)
Deferred income tax (benefit)	152	(162,169)
Amortization of intangible assets	244,280	233,869
Fair value adjustment of contingent consideration	(96,627)	-
Loss from disposal or sale of machinery and equipment	29,819	9,459

Changes in assets and liabilities
Accounts receivable	(3,396,989)	(2,124,497)
Inventories	(2,305,356)	1,372,332
Prepaid expenses and other assets	820,534	271,248
Refundable income taxes	(118,820)	-
Income taxes payable	55,496	466,919
Trade accounts payable	1,308,064	3,723,320
Deferred rent	(100,509)	(79,773)
Accrued expenses and wages	(651,825)	1,082,623

Net cash (used in) provided by operating activities	(1,336,252)	9,462,155

Cash flows from investing activities
Purchases of machinery and equipment	(2,223,292)	(1,125,705)
Disposals of machinery and equipment	321,638	88,640

Net cash used in investing activities	(1,901,654)	(1,037,065)

Cash flows from financing activities
Proceeds from the exercise of common stock options	4,320	3,600
Proceeds from the sale of restricted stock	-	518,000
Proceeds from Employee stock purchases	8,347	34,338
Payments of contingent consideration	(144,154)	(141,577)
Payments under capital lease and sale leaseback agreements	(815,127)	(631,173)
Payments under building notes payable	(82,500)	(82,500)
Borrowings under lines of credit	41,802,877	101,633,930

Payments under lines of credit	(38,540,132)	(108,050,723)

Net cash provided by (used in) financing activities	2,233,631	(6,716,105)

Change in cash and cash equivalents	(1,004,275)	1,708,985
Cash and cash equivalents at beginning of period	4,325,268	2,868,217

Cash and cash equivalents at end of period	$3,320,993	$4,577,202

Supplementary disclosures of cash flow information
Cash paid for interest	$520,012	$500,679
Cash paid for income taxes	212,592	591,211
Purchase of machinery and equipment financed
under capital leases	1,159,851	703,229
Financing of insurance policy	271,113	302,857

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2016

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Note B - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2016	2016

Finished products	$22,208,237	$23,295,138
Work-in-process	1,628,456	3,035,459
Raw materials	47,109,217	42,530,957
	70,945,910	68,861,554
Less obsolescence reserve	(991,532)	(1,212,532)
	$69,954,378	$67,649,022

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Net income	$33,295	$1,156,298	$179,892	$1,815,104
Weighted-average shares
Basic	4,185,752	4,166,758	4,184,854	4,157,516
Effect of dilutive stock options	40,122	47,559	40,990	83,484

Diluted	4,225,874	4,214,317	4,225,844	4,241,000

Basic earnings per share	$0.01	$0.28	$0.04	$0.44

Diluted earnings per share	$0.01	$0.27	$0.04	$0.43

Options to purchase 366,763 and 368,963 shares of common stock were outstanding at October 31, 2016 and 2015, respectively.  There were no options granted during the six month period ended October 31, 2016 and there were 285,000 options granted during the six month period ended October 31, 2015.  The Company recognized $82,731 and $402,469 in stock option expense for the three month period ended October 31, 2016 and 2015, respectively.  The Company recognized $166,404 and $407,028 in stock option expense for the six months period ended October 31, 2016 and 2015, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $246,479 and $580,372 at October 31, 2016 and 2015, respectively.

On October 1, 2016, the Company issued 11,250 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which will fully vest on April 1, 2017.  The Company recognized $10,274 in compensation expense for the three and six month periods ended October 31, 2016.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $50,375 at October 31, 2016.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  For the three months ended October 31, 2016 and 2015, 283 and 2,185 shares, respectively, were issued under the ESPP.  The Company recorded $1,677 and $3,010 in compensation expense for the three months ended October 31, 2016 and 2015, respectively.  For the six months ended October 31, 2016 and 2015, 1,658 and 6,332 shares, respectively, were issued under the ESPP.  The Company recorded $3,559 and $8,600 in compensation expense for the six months ended October 31, 2016 and 2015, respectively.  During the three months ended October 31, 2016 and 2015, the Company recorded $1,472 and $11,602, respectively, to stockholders’ equity relating to purchases under the ESPP.  During the six months ended October 31, 2016 and 2015, the Company recorded $8,347 and $34,338, respectively, to

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share - Continued

stockholders’ equity relating to purchases under the ESPP.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.

Note D - Long-term Debt

Notes Payable – Banks

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at October  31, 2016) or LIBOR plus two and one quarter percent (effectively 3.00% at October  31, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of October  31, 2016, there was a $23,254,339 outstanding balance and $4,454,804 of unused availability under the credit facility agreement compared to a $20,014,069 outstanding balance and $3,630,035 of unused availability at April  30, 2016.  The Company is required to be in compliance with several financial covenants.  At October  31, 2016, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  There was no outstanding balance under the facility at October 31, 2016 and April 30, 2016, respectively.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.00% at October 31, 2016) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8,

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

2019.  The outstanding balance was $2,631,500 and $2,688,500 at October 31, 2016 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,122,000 and $1,147,500 at October 31, 2016 and April 30, 2016, respectively.

Capital Lease Obligations

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  The balance outstanding under these capital lease agreements was $0 and $106,767 at October 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $646,474 and $703,424 at October 31, 2016 and April 30, 2016, respectively.

From October 2013 through August 2016, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $5,336,535.  The terms of the lease agreements extend to September 2018 through July 2021 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.  The balance outstanding under these capital lease agreements was $3,267,003 and $2,599,820 at October 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $4,171,405 and $3,224,661 at October 31, 2016 and April 30, 2016, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,670,377 and $1,886,069 at October 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $2,050,694 and $2,155,363 at October 31, 2016 and April 30, 2016, respectively.

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three and six months ended October 31, 2016 and 2015, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2016 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	10.6	4,690,000	1,059,750
Backlog	-	22,000	22,000
Trade names	15.6	980,000	216,399
Non-compete agreements	2.6	50,000	31,535
Patents	0.6	400,000	353,351
Total		$8,912,000	$4,453,035

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2016, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.08	4,690,000	883,540
Backlog	-	22,000	22,000
Trade names	16.08	980,000	191,901
Non-compete agreements	3.08	50,000	27,965
Patents	1.08	400,000	313,349
Total		$8,912,000	$4,208,755

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2032, for the remaining periods is as follows:

For the remaining 6 months of the fiscal year ending April 30:	2017	$245,730
For the fiscal year ending April 30:	2018	435,043
	2019	423,721
	2020	411,406
	2021	403,199
	Thereafter	2,539,866
		$4,458,965

Amortization expense was $122,865 and $118,515 for the three months ended October 31, 2016 and 2015, respectively.  Amortization expense was $244,280 and $233,869 for the six month periods ended October 31, 2016 and 2015, respectively.

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made payments totaling $342,162 during fiscal year 2016.  The Company made one payment in the quarter ended July 31, 2016 in the amount of $81,842 and one payment in the quarter ended October 31, 2016 in the amount of $62,312.  During the second fiscal quarter of 2017 the Company made an adjustment to decrease the contingent consideration liability in the amount of $96,627.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of October  31, 2016, the contingent consideration liability was $910,300.

Note F - Commitments and Contingencies

As previously disclosed in detail in the Company’s Form 10-K filed for the fiscal year ended April 30, 2016, on October 25, 2011, Maria Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.

On November 23, 2016, the U.S. District Court ruled that the plaintiff is entitled to an award of approximately $263,000 for costs and attorneys’ fees.  The expense of $263,000 was recorded as expense in the second fiscal quarter of 2017.    On November 29, 2016, the Seventh Circuit Court of Appeals affirmed the judgment of the U.S. District Court entered against the Company in December, 2014.

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

Note G - Critical Accounting Policies

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets, goodwill, deferred taxes, contingent consideration and other commitments and litigation.  Actual results could materially differ from these estimates.

SigmaTron International, Inc.

October 31, 2016

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

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value, the step one analysis.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2016 and determined no impairment existed as of that date.  The step one analysis was performed using the income method based on a discounted cash flow approach.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of October  31, 2016, there were no indicators of possible impairment of long-lived assets.

Income Tax - The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  The Company is subject to income taxes in both the U.S. and several foreign jurisdictions.  Significant

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company did not have any valuation allowances at October 31, 2016 and April 30, 2016.

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

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  The Company did not have any uncertain tax positions at October 31, 2016 and April 30, 2016.

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

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 by issuing ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.”  ASU No. 2015-14 defers the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015- 03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption.  The Company adopted ASU 2015-03 during the first fiscal quarter of 2017 and it did not have a material impact on its consolidated financial statements.  The Company reclassified $112,917 from other assets and netted against long term debt for fiscal year ending 2016.

SigmaTron International, Inc.

October 31, 2016

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

October 31, 2016

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

Note H - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of October 31, 2016, the Company had an outstanding note receivable and account receivable from that customer of approximately $888,000 and $1,200,000, respectively, compared to an outstanding note receivable and account receivable of approximately $888,000 and $233,000, respectively, at April 30, 2016.  As of October 31, 2016, inventory on hand related to this customer approximated $800,000 compared to $1,600,000 at April 30, 2016.  Sales to this customer have not been material for the three and six months ended October 31, 2016.

On January 29, 2016, the Company entered into a memorandum of understanding with this customer.  Under the subsequent agreement, effective January 29, 2016, the account receivable of approximately $888,000 was converted into a short-term promissory note.  The promissory note bears interest at the rate of 8% per annum, payable at the maturity of the promissory note.  The promissory note was scheduled to mature at the earlier of October 31, 2016, or within 10 days after the customer obtains certain equity financing, or at the closing of a sale of substantially all of the customer’s stock or assets.  As additional consideration, the Company received warrants under the agreement.  The warrants are ten years in duration and may be exercised at an exercise price of $0.01 per share and for a number of shares determined pursuant to the warrant, expected to be, at a minimum, approximately 1% of the customer’s then – outstanding equity securities.  The Company believes the warrants have nil value.  Further, the Company has been granted a security interest in the customer’s accounts receivable and authority to access and be a signatory on the customer’s deposit accounts.

On December 6, 2016 the Company extended the maturity of the promissory note to July 31, 2017.  The promissory note bears interest at the rate of 8% per annum, payable monthly.  As consideration, the Company will receive additional warrants under the agreement, which the Company currently believes have nil value.  Management continues to assess whether the recorded accounts receivable, notes receivable and inventory are recoverable and whether reserves are necessary based on the status of the customer's progress in raising capital and the results of the customer’s operations.

SigmaTron International, Inc.

October 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Related Parties - Continued

The Company believes the accounts receivable, notes receivable and inventory are recoverable as of October 31, 2016.

Note I – Lease Transaction

On November 1, 2016 the Company entered into an agreement with Engencap Fin S.A. DE C.V. to purchase equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with monthly payments of $29,849 beginning on February 1, 2017 and a fixed interest rate of 6.65%.

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

SigmaTron International, Inc.

October 31, 2016

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 5% of the Company’s revenues for the three and six month periods ended October 31, 2016 and 2015, respectively.

The Company did experience a sequential increase in sales from the first fiscal quarter of 2017, but not the increase it anticipated.  Sales were down 5.5% for the quarter ended October 31, 2016 compared to the same period in the prior year. Sales for the first six months of fiscal 2017 are down 6.9% compared to the same period in fiscal 2016.  During the quarter ended October 31, 2016 customers continued to require lower volumes than forecasted and orders continued to be modestly pushed out.  This activity was generally across the board for most markets the Company serves and the Company believes it continues to reflect a sluggish domestic economy.  Looking forward to the third fiscal quarter of 2017 the quarter may result in a net loss. This is primarily driven by the holidays and the related down time that the Company sees during its third fiscal quarter and expectation that customers will be re-evaluating inventory levels during December and January.  On a positive note, the post-election demand from customers has been positive. The Company’s customers are more optimistic heading into calendar 2017.  Recently the Company has experienced some acceleration in orders. However, it will take time to procure the material to support those orders.  Several new significant customers have awarded business to the Company which should begin in the fourth fiscal quarter of 2017 and grow from there.  The Company believes these new customers, as well as some new programs from current

SigmaTron International, Inc.

October 31, 2016

customers, will provide the revenue growth it has been anticipating.  The Company will monitor customer demand closely and manage accordingly.

Results of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	91.6	89.1	91.2	89.7
Selling and administrative expenses	8.0	7.9	8.3	7.9
Total operating expenses	99.6	97.0	99.5	97.6
Operating income	0.4%	3.0%	0.5%	2.4%

Net Sales

Net sales decreased for the three month period ended October 31, 2016 to $65,842,957 from $69,723,493 for the three month period ended October 31, 2015.  Net sales decreased for the six month period ended October 31, 2016 to $124,762,355 from $133,944,439 for the same period in the prior fiscal year.  Sales volume decreased for the three and six month periods ended October 31, 2016 as compared to the prior year in the industrial electronics, fitness, appliance, telecommunications, medical/life sciences and semiconductor equipment marketplaces.    During the three month period ended October 31, 2016, sales in the consumer electronics and gaming marketplaces increased compared to the same period in the prior year.

Gross Profit

Gross profit decreased during the three month period ended October 31, 2016 to $5,502,040 or 8.4% of net sales compared to $7,597,013 or 10.9% of net sales for the same period in the prior fiscal year.  Gross profit decreased for the six month period ended October 31, 2016 to $11,006,697 or 8.8% of net sales compared to $13,827,287 or 10.3% of net sales for the same period in the prior fiscal year.  The decrease in gross profit for the six month period ended October 31, 2016 was primarily the result of decreased sales in the majority of marketplaces the Company serves and a less favorable mix compared to the same period in the prior year.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,238,756 or 8.0% of net sales for the three month period ended October 31, 2016 compared to $5,534,075 or 7.9% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended October 31, 2016 was driven by decreases in bonus expense, amortization expense and other general administrative expenses.    Selling and administrative expenses decreased to $10,332,714 or

SigmaTron International, Inc.

October 31, 2016

8.3% of net sales for the six month period ended October 31, 2016 compared to $10,579,428 or 7.9%.  This decrease was primarily due to a decrease in bonus expense.

Interest Expense

Interest expense increased to $276,538 for the three month period ended October 31, 2016 compared to $251,108 for the same period in the prior fiscal year.  Interest expense for the six month period ended October 31, 2016 was $519,781 compared to $514,287 for the same period in the prior fiscal year.  The increase in interest expense for the three and six month periods ended October 31, 2016 was due to increased loan obligations compared to the same period in the prior year.    Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax benefit was $6,679 for the three months period ended October 31, 2016 compared to an income tax expense of $700,738 for the same period in the prior fiscal year.    The decrease in income tax expense for the three month period ended October 31, 2016 compared to the same period in the previous year is the result of lower pretax income recognized in the U.S.  and foreign jurisdictions.  The Company’s effective tax rate was negative 25.1% and 37.7% for the quarters ended October 31, 2016 and 2015, respectively.  The effective tax rate is lower for the quarter ended October 31, 2016 than the quarter ended October 31, 2015 due to more taxable income being recognized in foreign jurisdictions with lower tax rates for the period ended October 31, 2016.  The income tax expense was $73,582 for the six month period ended October 31, 2016 compared to income tax expense of $1,004,255 for the same period in the prior year.  The Company’s effective tax rate was 29.0% and 35.6% for the six months ended October 31, 2016 and 2015, respectively. The effective tax rate is lower for the six month period ended October 31, 2016 compared to the same period in the previous year due to more taxable income being recognized in foreign jurisdictions with lower tax rates for the period ended October 31, 2016.

Net Income

Net income decreased to $33,295 for the three month period ended October 31, 2016 compared to net income of $1,156,298 for the same period in the prior fiscal year.  Net income decreased to $179,892 for the six month period ended October 31, 2016 compared to net income of $1,815,104 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the second quarter of 2017 were $0.01 each, compared to basic and diluted earnings per share of $0.28 and $0.27 respectively, for the same period in the prior fiscal year.  Basic and diluted earnings per share for the six month period ended October 31, 2016 were $0.04 each,  compared to basic and diluted earnings per share of $0.44 and $0.43 respectively, for the same period in the prior fiscal year.  The decreases in net income and earnings per share are due to the results of operations described above, mainly from a decrease in net sales.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $1,336,252 for the six months ended October 31, 2016.  During the first six months of fiscal year 2017, cash flow used in operating activities was primarily the result of an increase in inventory of $2,305,356 and accounts receivable of $3,396,989.  Cash flow used in operating activities was partially offset by net income, an increase in accounts payable of

SigmaTron International, Inc.

October 31, 2016

$1,308,064 and the non-cash effects of depreciation and amortization.  The increase in inventory was the result of slow customer demand based on forecast.  The increase in accounts receivable was due to the timing of customer payments in the ordinary course of business.

Cash flow provided by operating activities was $9,462,155 for the six months ended October 31, 2015.  During the first six months of fiscal year 2016, cash flow provided by operating activities was primarily the result of net income, a decrease in inventories of $1,372,332, an increase in accounts payable of $3,723,320, and the non-cash effects of depreciation and amortization offset by an increase in accounts receivable.    The decrease in inventory was the result of inventory usage for new programs.  The increase in accounts payable and accounts receivable was due to payments in the ordinary course of business.

Investing Activities.

During the first six months of fiscal year 2017, the Company purchased $2,223,292 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2017 in the amount of $800,000.  The Company anticipates purchases will be funded by lease transactions, its senior secured credit facility or raising capital from other sources.

During the  six months of fiscal year 2016,  the Company purchased $1,125,705 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,039,378 during the balance of fiscal year 2016.

Financing Activities.

Cash provided by financing activities was $2,233,631 for the six months ended October 31, 2016.  Cash provided by financing activities was primarily the result of borrowings under the line of credit.

Cash used in financing activities was $6,716,105 for the six months ended October 31, 2015.  Cash used in financing activities was primarily the result of payments under the line of credit in excess of borrowings.

Financing Summary.

Notes Payable – Banks

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at October 31, 2016) or LIBOR plus two and one quarter percent (effectively 3.00% at October 31, 2016).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the

SigmaTron International, Inc.

October 31, 2016

Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of October 31, 2016, there was a $23,254,339 outstanding balance and $4,454,804 of unused availability under the credit facility agreement compared to a $20,014,069 outstanding balance and $3,630,035 of unused availability at April 30, 2016.  The Company is required to be in compliance with several financial covenants.  At October 31, 2016, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  There was no outstanding balance under the facility at October 31, 2016 and April 30, 2016, respectively.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The Wells Fargo, N.A. note historically bore interest at a fixed rate of 6.42% per year and was amortized over a sixty month period.  A final payment of approximately $2,000,000 was due on or before January 8, 2015.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.00% at October 31, 2016) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,631,500 and $2,688,500 at October 31, 2016 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,122,000 and $1,147,500 at October 31, 2016 and April 30, 2016, respectively.

Capital Lease Obligations

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  The balance outstanding under these capital lease agreements was $0 and $106,767 at October 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $646,474 and $703,424 at October 31, 2016 and April 30, 2016, respectively.

From October 2013 through August 2016, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $5,336,535.  The terms of

SigmaTron International, Inc.

October 31, 2016

the lease agreements extend to September 2018 through July 2021 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.  The balance outstanding under these capital lease agreements was $3,267,003 and $2,599,820 at October 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $4,171,405 and $3,224,661 at October 31, 2016 and April 30, 2016, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,670,377 and $1,886,069 at October 31, 2016 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $2,050,694 and $2,155,363 at October 31, 2016 and April 30, 2016, respectively.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and six month periods ended October 31, 2016 was $19,395 and $38,790, respectively.  The amount of the deferred rent recorded at October 31, 2016 and April 30, 2016 was $591,457 and $630,247, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three and six month periods ended October 31, 2016 was $30,860 and $61,719, respectively.  The amount of the deferred rent recorded at October 31, 2016 and April 30, 2016 was $291,211 and $352,931, respectively.

In September 2015, the Company entered into a real estate lease agreement in San Diego, CA, to rent 30,240 square feet of manufacturing space.  The term of lease extends to August 2016 with monthly payments of $17,539.  On March 10, 2016 the term of the lease was extended to August 2019.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the six month period ended October 31, 2016 resulted in a foreign currency  loss of $197,614 compared to a foreign currency loss of approximately $19,868 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first six months of fiscal year 2017, the Company’s U.S. operations paid approximately $22,720,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2017 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability was

SigmaTron International, Inc.

October 31, 2016

recorded at October  31, 2016.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,578,000 as of October 31, 2016.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for the next twelve months at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory.  The Company is in the process of evaluating alternative lenders for its senior secured credit facility and anticipates making a decision in the third fiscal quarter of 2017.

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

October 31, 2016

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

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2016.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended October 31, 2016, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

October 31, 2016

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed in detail in the Company’s Form 10-K filed for the fiscal year ended April 30, 2016, on October 25, 2011, Maria Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.

On November 23, 2016, the U.S. District Court ruled that the plaintiff is entitled to an award of approximately $263,000 for costs and attorneys’ fees.  The expense of $263,000 was recorded as expense in the second fiscal quarter of 2017.    On November 29, 2016, the Seventh Circuit Court of Appeals affirmed the judgment of the U.S. District Court entered against the Company in December, 2014.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1Lease No. 010, entered into August 8, 2016, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc.

SigmaTron International, Inc.

October 31, 2016

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

October 31, 2016

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 12, 2016

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 12, 2016

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)