Form 10-Q
period 2017-01-31
SIGMATRON INTERNATIONAL INC
filed 2017-03-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

January 31, 2017

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

Large accelerated filer    ☐    Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 10,  2017:  4,186,813

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	January 31,
	2017	April 30,
	(Unaudited)	2016

Current assets:
Cash and cash equivalents	$3,097,237	$4,325,268
Accounts receivable, less allowance for doubtful
accounts of $100,000 at January 31, 2017 and April 30, 2016,
respectively	20,715,951	17,844,228
Inventories, net	68,371,266	67,649,022
Prepaid expenses and other assets	2,336,272	2,128,128
Refundable income taxes	699,369	774,847
Note receivable	887,531	887,531
Other receivables	474,290	481,860

Total current assets	96,581,916	94,090,884

Property, machinery and equipment, net	33,648,994	33,080,858

Intangible assets, net of amortization of $4,575,900 and
$4,208,755 at January 31, 2017 and April 30, 2016, respectively	4,336,100	4,703,245
Goodwill	3,222,899	3,222,899
Deferred income taxes	179,934	233,057
Other assets	1,041,149	1,418,398

Total other long-term assets	8,780,082	9,577,599

Total assets	$139,010,992	$136,749,341

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$37,857,243	$37,011,786
Accrued wages	3,503,818	4,199,147
Accrued expenses	2,532,771	2,772,301
Income taxes payable	258,451	-
Current portion of long-term debt	284,397	165,000
Current portion of capital lease obligations	1,530,645	1,374,898
Current portion of contingent consideration	334,354	275,288
Current portion of deferred rent	213,218	187,889

Total current liabilities	46,514,897	45,986,309

Long-term debt, less current portion	25,993,196	23,572,152
Capital lease obligations, less current portion	3,034,613	3,217,758
Contingent consideration, less current portion	492,966	875,793
Deferred rent, less current portion	617,385	795,289
Other long-term liabilities	932,902	870,542
Deferred income taxes	910,964	1,355,620

Total long-term liabilities	31,982,026	30,687,154

Total liabilities	78,496,923	76,673,463

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,186,813 and 4,183,955 shares issued and
outstanding at January 31, 2017 and April 30, 2016, respectively	41,665	41,560
Capital in excess of par value	22,852,662	22,546,616
Retained earnings	37,619,742	37,487,702

Total stockholders' equity	60,514,069	60,075,878

Total liabilities and stockholders' equity	$139,010,992	$136,749,341

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of  Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$61,896,226	$59,206,344	$186,658,581	$193,150,783
Cost of products sold	56,477,208	53,498,248	170,232,866	173,615,400

Gross profit	5,419,018	5,708,096	16,425,715	19,535,383

Selling and administrative expenses	5,085,079	5,120,848	15,417,793	15,700,276

Operating income	333,939	587,248	1,007,922	3,835,107

Other income	(28,536)	(40,664)	(127,808)	(126,451)
Interest expense	273,439	250,313	793,220	764,600
Income from operations before income tax expense	89,036	377,599	342,510	3,196,958

Income tax expense	136,888	158,871	210,470	1,163,126

Net (loss) income	$(47,852)	$218,728	$132,040	$2,033,832

(Loss) earnings per share - basic	$(0.01)	$0.05	$0.03	$0.49

(Loss) earnings per share - diluted	$(0.01)	$0.05	$0.03	$0.48

Weighted average shares of common stock outstanding
Basic	4,186,813	4,170,193	4,185,507	4,161,738

Weighted average shares of common stock outstanding
Diluted	4,186,813	4,229,378	4,223,395	4,239,169

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$132,040	$2,033,832

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	3,764,227	3,866,028
Stock-based compensation	252,722	502,918
Restricted stock expense	40,762	46,392
Recoveries from doubtful accounts	-	(86,844)
Recoveries from inventory obsolescence	-	(59,613)
Deferred income tax (benefit) expense	(391,533)	513,469
Amortization of intangible assets	367,145	352,384
Fair value adjustment of contingent consideration	(106,519)	-
Loss from disposal or sale of machinery and equipment	40,811	23,101

Changes in assets and liabilities
Accounts receivable	(2,871,723)	(1,251,748)
Inventories	(722,244)	(820,854)
Prepaid expenses and other assets	443,331	(215,987)
Refundable income taxes	75,478	-
Income taxes payable	258,451	210,221
Trade accounts payable	845,457	3,467,186
Deferred rent	(152,575)	(121,830)
Accrued expenses and wages	(1,139,155)	436,260

Net cash provided by operating activities	836,675	8,894,915

Cash flows from investing activities
Purchases of machinery and equipment	(3,666,899)	(2,012,589)
Disposals of machinery and equipment	453,576	115,140

Net cash used in investing activities	(3,213,323)	(1,897,449)

Cash flows from financing activities
Proceeds from the exercise of common stock options	4,320	7,200
Proceeds from the sale of restricted stock	-	518,000
Proceeds from Employee stock purchases	8,347	43,244
Proceeds under equipment note	596,987	-
Excess tax benefit from stock options and awards exercised	-	24,653
Payments of contingent consideration	(217,242)	(251,688)
Payments under capital lease and sale leaseback agreements	(1,187,249)	(991,890)

Payments under building notes payable	(123,750)	(123,750)
Borrowings under lines of credit	59,715,379	177,239,643
Payments under lines of credit	(57,648,175)	(182,824,486)

Net cash provided by (used in) financing activities	1,148,617	(6,359,074)

Change in cash and cash equivalents	(1,228,031)	638,392
Cash and cash equivalents at beginning of period	4,325,268	2,868,217

Cash and cash equivalents at end of period	$3,097,237	$3,506,609

Supplementary disclosures of cash flow information
Cash paid for interest	$520,012	$732,740
Cash paid for income taxes	402,526	650,393
Purchase of machinery and equipment financed
under capital leases	1,159,851	1,308,865
Financing of insurance policy	266,656	291,601
Conversion of accounts receivable into a note receivable	-	887,531

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2017

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Note B - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2017	2016

Finished products	$20,410,804	$23,295,138
Work-in-process	1,613,444	3,035,459
Raw materials	47,311,942	42,530,957
	69,336,190	68,861,554
Less obsolescence reserve	(964,924)	(1,212,532)
	$68,371,266	$67,649,022

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Net (loss) income	$(47,852)	$218,728	$132,040	$2,033,832
Weighted-average shares
Basic	4,186,813	4,170,193	4,185,507	4,161,738
Effect of dilutive stock options	-	59,185	37,888	77,431

Diluted	4,186,813	4,229,378	4,223,395	4,239,169

Basic earnings per share	$(0.01)	$0.05	$0.03	$0.49

Diluted earnings per share	$(0.01)	$0.05	$0.03	$0.48

Options to purchase 366,763 and 367,963 shares of common stock were outstanding at January 31, 2017 and 2016, respectively.  There were no options granted during the nine month period ended January 31, 2017 and there were 285,000 options granted during the nine month period ended January 31, 2016.  The Company recognized $82,759 and $84,665 in stock option expense for the three month period ended January 31, 2017 and 2016, respectively.  The Company recognized $249,163 and $491,694 in stock option expense for the nine month period ended January 31, 2017 and 2016, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $163,720 and $495,707 at January 31, 2017 and 2016, respectively.  There were 29,149, anti-dilutive common stock equivalents during the three month period ended January 31, 2017 which have been excluded from the calculation of diluted earnings per share.

On October 1, 2016 and 2015, the Company issued 11,250 and 10,000 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vest on April 1, 2017 and 2016, respectively.  The Company recognized $30,488 and $40,762 in compensation expense for the three and nine month periods ended January 31, 2017, respectively.  The Company recognized $34,700 and $46,392 in compensation expense for the three and nine month periods ended January 31, 2016, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $19,887 and $23,008 at January 31, 2017 and 2016, respectively.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.   The Company recorded $2,624 in compensation expense for the three months ended January 31, 2016.  For the nine months ended January 31, 2017 and 2016,  1,658 and 7,944 shares, respectively, were issued under the ESPP.  The Company recorded $3,559 and $11,225 in compensation expense

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity  - Continued

for the nine months ended January 31, 2017 and 2016, respectively.  During the three months ended January 31, 2017 and  2016, the Company recorded $0 and $8,906, respectively, to stockholders’ equity relating to purchases under the ESPP.  During the nine months ended January 31, 2017 and 2016, the Company recorded $8,347 and $43,244, respectively, to stockholders’ equity relating to purchases under the ESPP.

Note D - Long-term Debt

Notes Payable – Banks

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at January 31, 2017) or LIBOR plus two and one quarter percent (effectively 3.125% at January 31, 2017).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of January 31, 2017, there was a $22,047,561 outstanding balance and $3,984,714 of unused availability under the credit facility agreement compared to a $20,014,069 outstanding balance and $3,630,035 of unused availability at April 30, 2016.  The Company is required to be in compliance with several financial covenants.  At January 31, 2017, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  There was no outstanding balance under the facility at January 31, 2017 and April 30, 2016.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.    On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.25% at January 31, 2017) and is payable over a sixty month period.  A final payment of

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,603,000 and $2,688,500 at January 31, 2017 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,109,250 and $1,147,500 at January 31, 2017 and April 30, 2016, respectively.

Note Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $596,987 at January 31, 2017.

Capital Lease Obligations

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  The balance outstanding under these capital lease agreements was $0 and $106,767 at January 31, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $617,999 and $703,424 at January 31, 2017 and April 30, 2016, respectively.

From October 2013 through August 2016, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $5,336,535.  The terms of the lease agreements extend to September 2018 through July 2021 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.  The balance outstanding under these capital lease agreements was $3,005,121 and $2,599,820 at January 31, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $4,060,209 and $3,224,661 at January 31, 2017 and April 30, 2016, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,560,137 and $1,886,069 at January 31, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $1,998,360 and $2,155,363 at January 31, 2017 and April 30, 2016, respectively.

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three and nine months ended January 31, 2017 and 2016, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2017 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	10.3	4,690,000	1,148,580
Backlog	-	22,000	22,000
Trade names	15.3	980,000	228,648
Non-compete agreements	2.3	50,000	33,320
Patents	0.3	400,000	373,352
Total		$8,912,000	$4,575,900

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2016, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.08	4,690,000	883,540
Backlog	-	22,000	22,000
Trade names	16.08	980,000	191,901
Non-compete agreements	3.08	50,000	27,965
Patents	1.08	400,000	313,349
Total		$8,912,000	$4,208,755

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2032, for the remaining periods is as follows:

For the remaining 3 months of the fiscal year ending April 30:	2017	$122,865
For the fiscal year ending April 30:	2018	435,043
	2019	423,721
	2020	411,406
	2021	403,199
	Thereafter	2,539,866
		$4,336,100

Amortization expense was $122,865 and $118,515 for the three months ended January 31, 2017 and 2016, respectively.  Amortization expense was $367,145 and $352,384 for the nine month periods ended January 31, 2017 and 2016, respectively.

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made payments totaling $342,162 during fiscal year 2016.  The Company made one payment in the quarter ended July 31, 2016 in the amount of $81,842,  one payment in the quarter ended October 31, 2016 in the amount of $62,312 and one payment in the quarter ended January 31, 2017 in the amount of $73,088.  During the second quarter of fiscal 2017 the Company made an adjustment to decrease the contingent consideration liability in the amount of $96,627.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of January  31, 2017, the contingent consideration liability was $827,320.

Note F - Commitments and Contingencies

As previously disclosed in detail in the Company’s Form 10-K filed for the fiscal year ended April 30, 2016, on October 25, 2011, Maria Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.

On January 30, 2017, the Company and Ms. Gracia settled the suit by entering into a confidential settlement and release agreement.  In the quarter ended January 31, 2017, the Company has accrued an additional $57,000 in connection with the settlement.  As of January 31, 2017, all expenses for the settlement have been fully accrued and paid.

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

January 31, 2017

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

January 31, 2017

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset group.  When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.  As of January 31, 2017, there were no indicators of possible impairment of long-lived assets.

Income Tax - The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  The Company is subject to income taxes in both the U.S. and several foreign jurisdictions.  Significant

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company did not have any valuation allowances at January 31, 2017 and April 30, 2016.

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

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  The Company did not have any uncertain tax positions at January 31, 2017 and April 30, 2016.

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

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue. In August 2015, the FASB amended the effective date to be annual reporting periods beginning after December 15, 2017 (the Company’s fiscal year ending April 30, 2019), with early adoption permitted for annual reporting periods beginning after December 15, 2016. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. ASC 606 may be adopted on either a full retrospective or modified retrospective basis. The Company plans to adopt the ASU effective the first quarter of fiscal year ending April 30, 2019.  The Company is in the process of evaluating the impact of the revised standard on its consolidated financial statements and determining its method of adoption.  As the new standard will supersede all existing revenue guidance affecting the Company, it could impact the timing and amounts of revenue and costs recognized from customer contracts. Therefore, the Company will continue to evaluate the impact of the new standard over the next several periods.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average cost or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company plans to adopt this for the fiscal year ending April 30, 2018 and does

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption in the fiscal year ending April 30, 2020, it will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company plans to adopt the ASU for the fiscal year ending April 30, 2018 using the prospective transition method.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU Update No. 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year ending April 30, 2019), and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company plans to adopt the ASU in its fiscal year ending April 30, 2019 using the retrospective transition method.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company does not expect this guidance to have a significant impact on its financial statements and plans to adopt in the first quarter of its fiscal year ending April 30, 2018.

Note H - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of January 31, 2017, the Company had an outstanding note receivable and account receivable from that customer of approximately $888,000 and $1,500,000, respectively, compared to an outstanding note receivable and account receivable of approximately $888,000 and $233,000, respectively, at April 30, 2016.  As of January 31, 2017, inventory on hand related to this customer approximated $400,000 compared to $1,600,000 at April 30, 2016.  Sales to this customer have not been material for the three and nine months ended January 31, 2017.

On January 29, 2016, the Company entered into a memorandum of understanding with this customer.  Under the subsequent agreement, effective January 29, 2016, the then account receivable of approximately $888,000 was converted into a short-term promissory note.  The promissory note bears interest at the rate of 8% per annum, payable at the maturity of the promissory note.  The promissory note was scheduled to mature at the earlier of October 31, 2016, or within 10 days after the customer obtains certain equity financing, or at the closing of a sale of substantially all of the customer’s stock or assets.  As additional consideration, the Company received warrants under the agreement.  The warrants are ten years in duration and may be exercised at an exercise price of $0.01 per share and for a number of shares determined pursuant to the warrant, expected to be, at a minimum, approximately 1% of the customer’s then – outstanding equity securities.  The Company believes the warrants have nil value.  Further, the Company has been granted a security interest in the customer’s accounts receivable and authority to access and be a signatory on the customer’s deposit accounts.

On December 6, 2016 the Company extended the maturity of the promissory note to July 31, 2017.  The promissory note continues to bear interest at the rate of 8% per annum, payable monthly.  As consideration, the Company received additional warrants under the agreement, which the

SigmaTron International, Inc.

January 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Related Parties - Continued

Company currently believes have nil value.  Management continues to assess whether the recorded accounts receivable, notes receivable and inventory are recoverable and whether reserves are necessary based on the status of the customer's progress in raising capital and the results of the customer’s operations. The Company believes the accounts receivable, notes receivable and inventory are recoverable as of January 31, 2017.

Note I - Subsequent Event - Note Payable

On February 17, 2017 the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.

SigmaTron International, Inc.

January 31, 2017

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

January 31, 2017

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (consignment versus turnkey) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for approximately 5% of the Company’s revenues for the three and nine month periods ended January 31, 2017 and 2016, respectively.

In the Company’s second quarter press release it stated it may have a loss in the third fiscal quarter.  However, post-election activity with some of the Company’s customers was positive allowing revenue to grow modestly and allowing the Company to post a small pre-tax profit.  Based on the post-election activity the Company remains positive and optimistic regarding the fourth fiscal quarter and beyond.  Programs with existing customers that were on hold have been released and in some cases expedited.  New customers with significant programs that the Company has been working with for a period of time are finally expected to go to market during our fourth fiscal quarter or during the beginning of fiscal 2018.  These programs are in new markets for the Company.  Based on these developments the Company is optimistic for the balance of calendar 2017.

Pricing pressures are continuous and remain from both customers and the supply base.  The Company will continue to manage those as it has in the past and believes that the new business and projected increased volume will aid the bottom line.  There is uncertainty regarding the new Administration’s foreign trade policy, specifically with Mexico and China.  While that remains an unknown, the

SigmaTron International, Inc.

January 31, 2017

Company believes its footprint will continue to serve it well as that policy continues to unfold, and generally the Company finds itself in a similar position to many of its competitors.

Results of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	91.2	90.4	91.2	89.9
Selling and administrative expenses	8.2	8.6	8.3	8.1
Total operating expenses	99.4	99.0	99.5	98.0
Operating income	0.6%	1.0%	0.5%	2.0%

Net Sales

Net sales increased for the three month period ended January 31, 2017 to $61,896,226 from $59,206,344 for the three month period ended January 31, 2016.  Net sales decreased for the nine month period ended January 31, 2017 to $186,658,581 from $193,150,783 for the same period in the prior fiscal year.  Sales volume increased for the three month period ended January 31, 2017 as compared to the prior year in the appliance and semiconductor equipment, fitness and telecommunications marketplaces.  During the nine month period ended January 31, 2017 as compared to the prior year, sales in the industrial electronics, fitness, appliance, telecommunications and semiconductor equipment marketplaces decreased.

Gross Profit

Gross profit decreased during the three month period ended January 31, 2017 to $5,419,018 or 8.8% of net sales compared to $5,708,096 or 9.6% of net sales for the same period in the prior fiscal year.  Gross profit decreased for the nine month period ended January 31, 2017 to $16,425,715 or 8.8% of net sales compared to $19,535,383 or 10.1% of net sales for the same period in the prior fiscal year.  The decrease in gross profit for the three and nine month period ended January 31, 2017 was primarily the result of decreased sales in the majority of marketplaces the Company serves and a less favorable mix compared to the same period in the prior year.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,085,079 or 8.2% of net sales for the three month period ended January 31, 2017 compared to $5,120,848 or 8.6% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended January 31, 2017 was driven by decreases in bonus expense, amortization expense and other general administrative expenses.    Selling and administrative expenses decreased to $15,417,793 or 8.3% of net sales for the nine month period ended January 31, 2017 compared to $15,700,276 or 8.1%

SigmaTron International, Inc.

January 31, 2017

for the same period in the prior fiscal year.    This decrease was primarily due to a decrease in bonus expense.

Interest Expense

Interest expense increased to $273,439 for the three month period ended January 31, 2017 compared to $250,313 for the same period in the prior fiscal year.  Interest expense for the nine month period ended January 31, 2017 was $793,220 compared to $764,600 for the same period in the prior fiscal year.  The increase in interest expense for the three and nine month periods ended January 31, 2017 was due to increased loan obligations and higher interest rates compared to the same period in the prior year.    Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax expense was $136,888 for the three month period ended January 31, 2017 compared to an income tax expense of $158,871 for the same period in the prior fiscal year.  The decrease in income tax expense for the three month period ended January 31, 2017 compared to the same period in the previous year is the result of lower pretax income recognized in the U.S. and foreign jurisdictions.  The Company’s effective tax rate was 153.74% and 42.07% for the quarters ended January 31, 2017 and 2016, respectively.  The effective tax rate is higher for the quarter ended January 31, 2017 than the quarter ended January 31, 2016 due to discrete items recognized in the current quarter and less pretax income for the period ended January 31, 2017.  The income tax expense was $210,470 for the nine month period ended January 31, 2017 compared to income tax expense of $1,163,126 for the same period in the prior year.  The Company’s effective tax rate was 61.45% and 36.38% for the nine months ended January 31, 2017 and 2016, respectively. The effective tax rate is higher for the nine month period ended January 31, 2017 compared to the same period in the previous year due to discrete items recognized during the current period and less pretax income for the period ended January 31, 2017.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2017 plans will continue to be, indefinitely reinvested, and as a result, no deferred tax liability was recorded at January 31, 2017.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,921,000 as of January 31, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

Net Income

Net income decreased to a net loss of $47,852 for the three month period ended January 31, 2017 compared to net income of $218,728 for the same period in the prior fiscal year.  Net income decreased to $132,040 for the nine month period ended January 31, 2017 compared to net income of $2,033,832 for the same period in the prior fiscal year.  Basic and diluted loss per share for the third quarter of 2017 were ($0.01) each, compared to basic and diluted earnings per share of $0.05 each,  for the same period in the prior fiscal year.  Basic and diluted earnings per share for the nine month period ended January 31, 2017 were $0.03 each,  compared to basic and diluted earnings per share of $0.49 and $0.48,  respectively, for the same period in the prior fiscal year.  The decreases in net income and earnings per share are due to the results of operations described above, mainly from a decrease in net sales.

SigmaTron International, Inc.

January 31, 2017

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $836,675 for the nine months ended January 31, 2017.  During the first nine months of fiscal year 2017, cash flow provided by operating activities was primarily the result of an increase in accounts payable, net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable was the result of timing of payments to vendors.  Cash flow provided by operating activities was partially offset by an increase in accounts receivable and inventory.  The increases were the result of transactions in the ordinary course of business.

Cash flow provided by operating activities was $8,894,915 for the nine months ended January 31, 2016.  During the first nine months of fiscal year 2016, cash flow provided by operating activities was primarily the result of an increase in accounts payable of $3,467,186, net income and the non-cash effects of depreciation and amortization.  The increase in accounts payable was the result of timing of payments to vendors.

Investing Activities.

During the first nine months of fiscal year 2017, the Company purchased $3,666,899 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2017.    The Company anticipates purchases will be funded by lease transactions and its senior secured credit facility.

During the  nine months of fiscal year 2016,  the Company purchased $2,012,589 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $1,152,494 during the balance of fiscal year 2016.

Financing Activities.

Cash provided by financing activities was $1,148,617 for the nine months ended January 31, 2017.  Cash provided by financing activities was primarily the result of borrowings under the line of credit.

Cash used in financing activities was $6,359,074 for the nine months ended January 31, 2016.  Cash used in financing activities was primarily the result of payments under the line of credit in excess of borrowings.

Financing Summary.

Notes Payable – Banks

The Company has a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility is collateralized by substantially all of the domestically located assets of the Company and the Company has pledged 65% of its equity ownership interest in some of its foreign entities.  The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of two and one quarter percent plus one percent (effectively 3.25% at January 31, 2017) or LIBOR plus two and one quarter percent (effectively 3.125% at January 31,

SigmaTron International, Inc.

January 31, 2017

2017).  Interest is paid monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $30,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base (collectively, “Borrowing Base”), which cannot exceed 50% of combined eligible receivables and inventory.  In January 2016, the existing senior credit facility was modified, including increasing the amount available under the Borrowing Base calculation and extending the term of the facility through October 31, 2018.  The bank fee for the modification was $23,333 and is amortized over the term of the credit facility agreement.  As of January 31, 2017, there was a $22,047,561 outstanding balance and $3,984,714 of unused availability under the credit facility agreement compared to a $20,014,069 outstanding balance and $3,630,035 of unused availability at April 30, 2016.  The Company is required to be in compliance with several financial covenants.  At January 31, 2017, the Company was in compliance with its financial covenants.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The term on the facility extends to August 3, 2017.  There was no outstanding balance under the facility at January 31, 2017 and April 30, 2016.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.    On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.25% at January 31, 2017) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,603,000 and $2,688,500 at January 31, 2017 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,109,250 and $1,147,500 at January 31, 2017 and April 30, 2016, respectively.

Note Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $596,987 at January 31, 2017.

SigmaTron International, Inc.

January 31, 2017

Capital Lease Obligations

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  The balance outstanding under these capital lease agreements was $0 and $106,767 at January 31, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $617,999 and $703,424 at January 31, 2017 and April 30, 2016, respectively.

From October 2013 through August 2016, the Company entered into various capital lease agreements with Associated Bank, National Association to purchase equipment totaling $5,336,535.  The terms of the lease agreements extend to September 2018 through July 2021 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.14%.  The balance outstanding under these capital lease agreements was $3,005,121 and $2,599,820 at January 31, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $4,060,209 and $3,224,661 at January 31, 2017 and April 30, 2016, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,560,137 and $1,886,069 at January 31, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases was $1,998,360 and $2,155,363 at January 31, 2017 and April 30, 2016, respectively.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent 116,993 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and nine month periods ended January 31, 2017 was $19,395 and $58,184, respectively.  The amount of the deferred rent recorded at January 31, 2017 and April 30, 2016 was $572,063 and $630,247, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of the tenant incentives was $3,300 as of January 31, 2017.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three and nine month periods ended January 31, 2017 was $32,671 and $94,390, respectively.  The amount of the deferred rent recorded at January 31, 2017 and April 30, 2016 was $258,540 and $352,931, respectively.

In September 2015, the Company entered into a real estate lease agreement in San Diego, CA, to rent 30,240 square feet of manufacturing space.  The term of lease extends to August 2016 with monthly payments of $17,539.  On March 10, 2016 the term of the lease was extended to August 2019 with monthly payments of $17,811 through August 2017.

SigmaTron International, Inc.

January 31, 2017

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the nine month period ended January 31, 2017 resulted in a foreign currency  transaction loss of $161,470 compared to a foreign currency transaction loss of approximately $64,734 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first nine months of fiscal year 2017, the Company’s U.S. operations paid approximately $34,600,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2017 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability was recorded at January  31, 2017.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,921,000 as of January 31, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for the next twelve months at the Company’s current level of business.  The Company has received forecasts from current customers for increased business that would require additional investments in inventory.  The Company is in the process of evaluating alternative lenders for its senior secured credit facility and anticipates making a decision in the fourth fiscal quarter of 2017.

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

The impact of inflation on the Company’s net sales, revenues and income (loss) from continuing operations for the past fiscal years has been minimal.

SigmaTron International, Inc.

January 31, 2017

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

Item 4.Controls and Procedures.

Disclosure Controls:

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2017.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls:

There has been no change in our internal control over financial reporting during the three months ended January 31, 2017, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

January 31, 2017

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed in detail in the Company’s Form 10-K filed for the fiscal year ended April 30, 2016, on October 25, 2011, Maria Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act.

On January 30, 2017, the Company and Ms. Gracia settled the suit by entering into a confidential settlement and release agreement.  Expenses for the settlement have been fully accrued and paid.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

10.1Promissory Note, entered into November 1, 2016, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM,  E.N.R. “HOLDER”) and SigmaTron International, Inc. (“The Maker”).

SigmaTron International, Inc.

January 31, 2017

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

January 31, 2017

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 14, 2017

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 14, 2017

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)