Form 10-K
period 2017-04-30
SIGMATRON INTERNATIONAL INC
filed 2017-07-24
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

      X       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2017.

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

☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company  ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $19,568,957 based on the closing sale price of $5.26 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 20, 2017 was 4,195,813.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2017 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2017, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

Products and Services

The Company provides a broad range of electronic and electromechanical manufacturing related outsourcing solutions for its customers.  These solutions incorporate the Company’s knowledge and expertise in the EMS industry to provide its customers with an international network of manufacturing facilities, advanced manufacturing technologies, complete supply chain management, responsive and flexible customer service, as well as product design, test and engineering support.  The Company’s EMS solutions are available from inception of product concept through the ultimate delivery of a finished product.  Such technologies and services include the following:

Manufacturing and Testing Services:  The Company’s core business is the assembly and testing of all types of electronic printed circuit board assemblies (“PCBA”) and often incorporating these PCBAs into electronic modules used in all types of devices and products that depend on electronics for their operation.  This assembly work utilizes state of the art manufacturing and test equipment to deliver highly reliable products to the Company’s customers.  The Company supports new product introduction (“NPI”), low volume / high mix as well as high volume/ low mix assembly work at all levels of complexity.  Assembly services include pin-through-hole (“PTH”) components, surface mount (“SMT”) components, including ball grid array (“BGA”), part-on-part components, conformal coating, parylene coating and others.  Test services include and are not limited to, in-circuit, automated optical inspection (“AOI”), functional, burn-in, hi-pot and boundary scan.  From simple component assembly through the most complicated industry testing, the Company offers most of the services required to build electronic devices commercially available in the market today.

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

Markets and Customers

The Company’s customers are in the appliance, industrial electronics, consumer electronics, fitness, medical/life sciences, gaming, telecommunications and semiconductor equipment industries.  As of April 30, 2017, the Company had approximately 175 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2017%	Fiscal 2016%
Appliances	Household appliance controls	43.3	50.1
Industrial Electronics	Motor controls, power supplies, lighting products, scales, joysticks	31.2	30.1
Consumer Electronics	Personal grooming, computers	8.5	4.2
Fitness	Treadmills, exercise bikes, cross trainers	6.8	7.3
Medical/Life Sciences	Clinical diagnostic systems and instruments	4.5	4.5
Gaming	Slot machines, lighting displays	3.6	0.8
Telecommunications	Routers, communication	1.1	1.0
Semiconductor Equipment	Process control and yield management equipment for semiconductor productions	1.0	2.0
Total		100%	100%

For the fiscal year ended April 30, 2017, the Company’s largest two customers, Electrolux and Whirlpool Inc., accounted for 26.7% and 12.6%, respectively, of the Company’s net sales.  For the fiscal year ended April 30, 2016, Electrolux and Whirlpool Inc., accounted for 35.2% and 10.6%, respectively, of the Company’s net sales.

The Company believes that Electrolux and Whirlpool will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

Sales and Marketing

The Company markets its services through 9 independent manufacturers’ representative organizations that together currently employ 26 sales personnel in the United States and Canada.  Independent manufacturers’ representatives organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories.  Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 4 direct sales employees.  In addition, the Company markets itself through its website and tradeshows.

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 883 employees at April 30, 2017.  The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California.  AbleMex S.A. de C.V. was incorporated and commenced operations in 2000.  The operation had 236 employees at April 30, 2017.  The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, operates in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas.  Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997.  The operation had 550 employees at April 30, 2017.  The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China.  The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres.  The term of the land lease is 50 years.  The Company built a manufacturing plant, office space and dormitories on this site during 2004.  In fiscal 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing.  The total square footage of the facility is 202,000 and has 580 employees as of April 30, 2017.  Both SigmaTron China entities operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City.  Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 305 employees as of April 30, 2017.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuations for the fiscal year ended April 30, 2017 resulted in foreign currency transaction losses of approximately $508,000 compared to a net foreign currency loss of $59,000 in the prior year.  In fiscal year 2017,  the Company paid approximately $45,620,000 to its foreign subsidiaries.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Such earnings are considered to be indefinitely invested in the foreign subsidiaries.  If such earnings were repatriated, additional tax expense may result.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $10,672,000 as of April 30, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

During fiscal year 2017, the Company recorded tax expense of $78,100 related to the inability to realize the tax benefit recorded in fiscal year 2015 for potential foreign tax credits.  The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period was insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

The consolidated financial statements as of April 30, 2017 include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch.  The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.

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

Governmental Regulations

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters.  Management believes that the Company’s business is operated in compliance with all such regulations, RoHS and REACH.  RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products being sold into the European Union.  The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations. REACH is a European Union Regulation enacted as of December 2006.  The regulation imposes information reporting requirements on all listed SVHCs (substances of very high concern).  From time-to-time the Company's customers request REACH required information and certifications on the assemblies the Company manufactures for them.  These requests require the Company to gather information from component suppliers to verify the presence and level of mass of any SVHCs greater than 0.1% in the assemblies the Company manufactures based on customer specifications.  If any SVHCs are present at more than 0.1% of the mass of the item, the specific concentration and mass of the SVHC must be reported to proper authorities by the Company's customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”).  On May 25, 2017, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

The Company’s costs of compliance with environmental laws, including conflict mineral reporting, is estimated to be a total of approximately $1,100,000 for the three most recently completed fiscal years ending April 30,

2017.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog.  The Company’s backlog of firm orders as of April 30, 2017 and 2016 was approximately $209,540,000 and $167,290,000, respectively.  The Company anticipates a significant portion of the backlog at April 30, 2017 will ship in fiscal year 2018.  Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.  Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 3,053 full-time employees as of April 30, 2017, including 219 engaged in engineering or engineering-related services, 2,414 in manufacturing and 420 in administrative and marketing functions.

The Company has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2018. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2018.  The Company’s subsidiary located in Tijuana Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C.  The contract does not have an expiration date.  The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires February 28, 2018.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.  The Company believes its relations with both unions and its other employees are good.

Executive Officers of the Registrant

Name	Age	Position

Gary R. Fairhead	65

President and Chief Executive Officer.  Gary R. Fairhead has been the President of the Company since January 1990 and Chairman of the Board of Directors of the Company since August 2011.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	56	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the Company since August 2011.

Gregory A. Fairhead	61

Executive Vice President and Assistant Secretary.  Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994.  Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	56	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	68	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	62	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	57	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

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

Prior to March 31, 2017 the Company had a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility was collateralized by substantially all of the Company’s domestically located assets and the Company had pledged 65% of its equity ownership interest in some of its foreign entities.  Prior to its payoff and termination, the Wells Fargo, N.A. senior secured credit facility was due to expire on October 31, 2018.  On March 31, 2017, the Company paid the balance outstanding under the senior credit facility in the amount of $22,232,914.  The remaining deferred financing costs of $68,475 were expensed in the fourth quarter of fiscal 2017.

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of four percent or LIBOR plus one and one half percent (effectively 2.65% at April 30, 2017).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $207,647 were capitalized in the fourth quarter of fiscal 2017 and will be amortized over the term of the agreement.  As of April 30, 2017, there was $23,178,429 outstanding and $11,821,571 of unused availability under the U.S. Bank, N.A. facility compared to an outstanding balance of $20,014,069 and $3,630,035 of unused availability under the Wells Fargo, N.A. senior credit facility at April 30, 2016.  At April 30, 2017, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The facility was due to expire on August 3, 2017.  The credit facility was closed as of March 1, 2017. There was no outstanding balance under the facility at April  30, 2017 or April 30, 2016.

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at April  30, 2017.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2018. In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

Sales to the Company’s five largest customers accounted for 55.2% and 61.9% of net sales for the fiscal years ended April 30, 2017 and 2016, respectively.  For the year ended April 30, 2017, two customers accounted for 26.7% and 12.6%, respectively, of net sales of the Company, and 8.4% and 4.2%, respectively, of accounts receivable at April 30, 2017.  For the year ended April 30, 2016, two customers accounted for 35.2% and 10.6%, respectively, of net sales of the Company and 6.5% and 2.4%, respectively, of accounts receivable at April 30, 2016.  Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.  If the Company cannot replace canceled or reduced orders, sales will decline, which could have a material impact on the results of operations.  There can be no assurance that the Company will retain any or all of its largest customers.  This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

The Company has substantial manufacturing operations in multiple countries.  Therefore, the Company’s foreign businesses and results of operations are dependent upon numerous related factors, including the stability of the foreign economies, the political climate, relations with the United States, prevailing worker wages, the legal authority of the Company to operate and expand its business in a foreign country, and the ability to identify, hire, train and retain qualified personnel and operating management in Mexico, China and Vietnam.

The Company obtains many of its materials and components through its IPO in Taipei, Taiwan.  The Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.

Approximately 14.0% and 15.0% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2017 and 2016, respectively.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies.  From time to time the currencies fluctuate against the U.S. Dollar.  Such fluctuations could have a material impact on the Company’s results of operations and performance.  The impact of currency fluctuations for the year ended April 30, 2017 resulted in foreign currency transaction losses of approximately $508,000 compared to a net foreign currency loss of $59,000 in the prior year.  These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations.  The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

The Company currently has labor union contracts with its employees constituting approximately 50% and 45% of its workforce for fiscal years 2017 and 2016, respectively.  Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

If the security of the Company’s systems is breached or otherwise subjected to unauthorized access, the Company’s reputation may be severely harmed and it may be exposed to liability.

The Company’s system stores confidential information which includes its financial information,  its customers’ proprietary email distribution lists, product information, supplier information, and other critical data.  Any accidental or willful security breaches or other unauthorized access could expose the Company to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage the Company’s reputation.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in its software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of its customers’ data, its relationships with its customers may be severely damaged, and the Company could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company and its third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventive measures.  In addition, many states have enacted laws requiring companies to notify customers of data security breaches involving their data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause the Company’s customers to lose confidence in the effectiveness of its data security measures.  Any security breach whether actual or perceived, could harm the Company’s reputation, could cause it to lose customers and may negatively impact its ability to acquire new customers.

With the increased use of technologies such as the Internet to conduct business, a company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption (e.g., ransomware attacks). Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Company or its service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Company’s ability to conduct business in the ordinary course, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, additional compliance costs and, in extreme cases, have caused companies to cease doing business. Cyber events also can affect counterparties or clients with which the Company does business, governmental and other regulatory authorities, banks, insurance companies and other financial institutions, among others. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Company has established risk management systems to prevent such cyber incidents, there are inherent limitations in such systems including the possibility that the Company has not prepared for certain risks that have not been or are not possible to have been identified. Further, the Company may be able to influence, but cannot control, the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Company. The Company could be negatively impacted as a result.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At April 30, 2017, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China.  In addition, the Company provides materials procurement services through its Elk Grove Village, Illinois U.S., Union City, California U.S, and Taipei, Taiwan offices.  The Company provides design services in Elgin, Illinois U.S.

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

The Union City and San Diego, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and Del Rio, Texas properties are occupied pursuant to leases of the premises.  The lease agreements for the Del

Rio, Texas properties expire December 2019.  The lease agreement for the San Diego, California property expires August 2019.  The lease agreement for the Union City, California property expires March 2021.  The Chihuahua, Mexico lease expires July 2019.  The Tijuana, Mexico lease expires November 2018.  The lease agreement for the Ho Chi Minh City, Vietnam property expires July 2020.  The Company’s manufacturing facilities located in Acuna, Mexico, Elgin, Illinois and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased.  The Company has an option to buy the leased portion of the facility in Acuna, Mexico.  The properties in Elk Grove Village, Illinois and Elgin, Illinois are financed under separate mortgage loan agreements.  The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities.  The Company believes its current facilities are adequate to meet its current needs.  In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3.  LEGAL PROCEEDINGS

In November 2008, the Company received notice of an Equal Employment Opportunity Commission (“EEOC”) claim based on allegations of discrimination, sexual harassment, and retaliation filed by Maria Gracia, a former employee. The EEOC declined to pursue Ms. Gracia’s charges against the Company, but on July 26, 2011, Ms. Gracia received a right to sue letter from the EEOC. On October 25, 2011, Ms. Gracia filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act. The Complaint alleged claims that Ms. Gracia was subject to discrimination, harassment, and hostile work environment based on sex and national origin. Further, the Complaint also alleged that the Company retaliated by terminating Ms. Gracia’s employment after she filed her initial charge of discrimination with the EEOC. Ms. Gracia sought relief in the form of (a) damages sufficient to compensate her injuries; (b) attorney’s fees; (c) costs of the action; and (d) equitable remedies.

In December 2014, a jury found for the Company on the claim regarding discrimination, harassment and hostile work environment but awarded plaintiff damages regarding the retaliation/wrongful discharge claim totaling $307,000. In post-trial motions, the judge reduced the verdict to $300,000.  Subsequently, on September 17, 2015, the court ruled on plaintiff’s Claim for Equitable Relief, awarding the plaintiff an additional $74,478. On October 16, 2015, the Company appealed the judgment to the Seventh Circuit Court of Appeals.  On November 23, 2016, the U.S. District Court ruled that the plaintiff is entitled to an award for costs and attorneys’ fees.  On November 29, 2016, the Seventh Circuit Court of Appeals affirmed the judgment of the U.S. District Court entered against the Company in December 2014.  On January 30, 2017, the Company and Ms. Gracia settled the suit by entering into a confidential settlement and release agreement.  The settlement was paid as of the fiscal year ended April 30, 2017.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA.  The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2017 and 2016.

Common Stock as Reported

by NASDAQ

Period	High	Low

Fiscal 2017
Fourth Quarter	$5.45	$4.01
Third Quarter	5.50	4.34
Second Quarter	6.81	5.25
First Quarter	6.20	5.42

Fiscal 2016
Fourth Quarter	$7.80	$5.85
Third Quarter	7.91	6.10
Second Quarter	7.34	5.02
First Quarter	9.12	6.11

As of July 20, 2017, there were approximately 40 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings.  The Company estimates there to be approximately 2,623 beneficial owners of the Company’s common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the results of long-lived assets and goodwill impairment testing; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2017 and 2016.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico, Vietnam or the U.S.    We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company believes that the U.S. election results continue to drive a more positive attitude regarding the economy for calendar 2017 and at this time it expects the positive trend to continue.  There has been some short-term volatility with the Company’s customers compared to three months ago. The Company does expect additional new customers to add to its revenue base in fiscal year 2018.  The upturn in the economic outlook has created some additional challenges. The Company is seeing some shortages in the component marketplace that could affect its ability to meet our customers’ backlog.  In all cases, the customer is working with the Company to address the issue with the supplier of the component.  Margin pressures continue and the Company believes the additional revenue will assist it in managing those pressures.

Critical Accounting Policies:

Management Estimates and Uncertainties -  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, lower of cost or market adjustment for inventory, contingent consideration, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of goodwill and long-lived assets.  Actual results could materially differ from these estimates.

Revenue Recognition - Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point in time that title passes under the terms of the purchase order and control passes to the customer.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point in time that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in which case it warrants assembly/design.  The Company does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

Inventories - Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company records these inventory reserves against the inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2017 and determined no impairment existed as of that date.    The step one analysis was performed using a combination of a market approach and an income approach based on a discounted cash flow approach.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As of April  30, 2017, there were no indicators of possible impairment of long-lived assets.

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

Reclassifications - Certain reclassifications have been made to the previously reported 2016 financial statements to conform to the 2017 presentation.  There was no change to net income.

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue. In August 2015, the FASB amended the effective date to be annual reporting periods beginning after December 15, 2017, including interim periods within that year  (effective the first quarter of the Company’s fiscal year ending April 30, 2019), with early adoption permitted for annual reporting periods beginning after December 15, 2016 including the interim period within that year. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. ASC 606 may be adopted on either a full retrospective or modified retrospective basis. The Company plans to adopt the ASU effective the first quarter of fiscal year ending April 30, 2019.  As the new standard will supersede all existing revenue guidance affecting the Company, it could impact the timing and amounts of revenue and costs recognized from customer contracts. The Company has developed an implementation plan, which is currently in the assessment phase. The Company has not selected a transition method and is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average cost or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company plans to adopt ASU No. 2015-11 for the fiscal year ending April 30, 2018 and does not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company plans to adopt the ASU for the fiscal year ending April 30, 2018.  Upon adoption of the ASU all share-based awards will continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense will be reflected in the consolidated statements of income as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense will be classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company will elect to continue to estimate expected forfeitures over the course of a vesting period.

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

In August 2016, the FASB issued ASU Update No. 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year ending April 30, 2019), and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company plans to adopt the ASU in its fiscal year ending April 30, 2019 using the retrospective transition method.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company does not expect this guidance to have a significant impact on its financial statements and plans to adopt ASU No. 2017-04 in the first quarter of its fiscal year ending April 30, 2018.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company plans to adopt this ASU in the first quarter of its fiscal year ending April 30, 2019.  The Company will apply the clarified definition of a business, as applicable, from the period of adoption.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2017 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2016

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2017	2016

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.5	90.0
Selling and administrative expenses	8.2	8.3
Total operating expenses	98.7	98.3
Operating income	1.3%	1.7%

Net sales decreased 0.7% to $252,235,794 in fiscal year 2017 from $253,904,146 in the prior year.  The Company’s sales decreased in fiscal year 2017 in appliance, fitness and semiconductor equipment marketplaces as compared to the prior year.  The decrease in sales dollars for these marketplaces was partially offset by a increase in sales dollars in the industrial electronics,  consumer electronics, gaming and telecommunications

marketplaces.  Revenues started an upward trend during the fourth fiscal quarter of fiscal year 2017.    The Company remains optimistic that revenues in fiscal year 2018 will continue to increase.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry.  Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition.  Sales to the Company’s five largest customers accounted for 55.2% and 61.9% of net sales for fiscal years 2017 and 2016, respectively.

Gross profit decreased to $24,040,927, or 9.5% of net sales, in fiscal year 2017 compared to $25,518,531 or 10.1% of net sales, in the prior fiscal year.  The decrease in gross profit dollars for fiscal year 2017 was the result of decreased sales and product mix.  The decrease in the foregoing gross profit was partially offset by approximately $780,000 resulting from a change in estimate related to the inventory reserve.  Margin pressures continue from both customers and vendors and will likely continue in fiscal year 2018.

Selling and administrative expenses decreased in fiscal year 2017 to $20,774,729, or 8.2% of net sales compared to $21,194,211, or 8.3% of net sales, in fiscal year 2016.  The decrease in selling and administrative dollars was attributable to sales salaries, professional fees and bonus expense.  The decrease in the foregoing selling and administrative expenses were partially offset by an increase in purchasing salaries, accounting professional fees and commissions.  Selling and administrative expenses decreased as a percent of net sales due to a  decrease in total selling and administrative dollars in fiscal year 2017 compared to the prior year.

Other income increased in fiscal year 2017 to $376,338 compared to $165,864 in the prior fiscal year.  During fiscal year 2017 the Company recorded an insurance recovery gain in the amount of $276,967 to other income related to a claim in excess of book value for replacement machinery and equipment destroyed in a fire at one of its plants.

Interest expense, net, increased to $1,135,853 in fiscal year 2017 compared to $1,004,988 in fiscal year 2016.  Interest expense increased primarily due to the increased borrowings under the Company’s banking arrangements and mortgage obligations.  Interest expense for fiscal year 2018 may increase if interest rates or borrowings, or both, increase during fiscal year 2018.

In fiscal year 2017, income tax expense was $1,107,477 compared to income tax expense of $1,402,537 in fiscal year 2016.  The effective rate for the years ended April 30, 2017 and 2016 was 44.3% and 40.2%, respectively. The decrease in income tax expense is due to a decrease in pre-tax income in the current year.  The increase in the effective rate for the year ended April 30, 2017 is due to an unfavorable 4.0% adjustment for realized and unrealized currency gains, losses, and the remeasurement of certain items to the Company’s functional currency, as well as a valuation allowance for foreign tax credits that the Company does not believe are more likely than not to be used in the carryforward period.

The Company reported net income of $1,390,206 in fiscal year 2017 compared to $2,082,659 for fiscal year 2016.  Basic and diluted earnings per share for fiscal year 2017 were $0.33 each,  compared to basic and diluted earnings per share of $0.50 and $0.49, respectively, for the year ended April 30, 2016.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $53,761 for the fiscal year ended April 30, 2017 compared to cash flow provided by operating activities of $13,130,447 for the prior fiscal year.  Cash flow used in operating activities was primarily the result of  an increase in accounts receivable and inventory.  Accounts receivable increased due to higher revenues in the fourth quarter of fiscal year 2017 compared to fiscal year 2016.  Inventories increased primarily due to additional customer orders and the start up of new programs.  The increase in accounts payable was the result of timing of payment to vendors.  Net cash used in operations was partially offset by a decrease in income taxes receivable.  Net cash used in operating activities was partially offset by net income excluding the non-cash effects of depreciation and amortization.

Cash flow provided by operating activities was $13,130,447 for the fiscal year ended April 30, 2016.  Cash flow provided by operating activities was primarily the result of net income excluding the non-cash effects of depreciation and amortization, a decrease in accounts receivable and inventory and an increase in accounts payable and accrued expenses.  Net cash provided by operations was partially offset by an increase in income taxes receivable.

Investing Activities.

In fiscal year 2017, the Company purchased in cash $3,505,486 in machinery and equipment to be used in the ordinary course of business.  The Company anticipates it may purchase up to $5,000,000, although there is no guaranty the Company will not exceed such amount, in machinery and equipment in fiscal year 2018, which the Company plans to fund by lease or loan transactions.  There is no assurance that the Company will be able to obtain debt financing at acceptable terms, or at all, in the future.

In fiscal year 2016, the Company purchased in cash  $3,049,943 in machinery and equipment to be used in the ordinary course of business.  The Company purchases were funded by its’ bank line of credit.

Financing Activities.

Cash provided by financing activities was $2,727,303 for the fiscal year ended April 30, 2017 compared to cash used in financing activities of $8,789,867 in fiscal year 2016.  Cash provided by financing activities in fiscal year 2017 was primarily the result of increased net borrowings of approximately $4,875,000 under the credit facility, equipment notes and sale leaseback agreements.  The additional borrowings were primarily to support the increase in customer orders.

Cash used in financing activities was $8,789,867 for the fiscal year ended April 30, 2016.  Cash used in financing activities in fiscal year 2016 was primarily the result of net repayments under the line of credit of approximately $7,400,000 under the credit facility and payments under capital lease agreements.

Financing Summary.

Notes Payable - Banks

Prior to March 31, 2017 the Company had a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility was collateralized by substantially all of the Company’s domestically located assets and the Company had pledged 65% of its equity ownership interest in some of its foreign entities.  Prior to its payoff and termination, the Wells Fargo, N.A. senior secured credit facility was due to expire on October 31, 2018.  On March 31, 2017, the Company paid the balance outstanding under the senior credit facility in the amount of $22,232,914.  The remaining deferred financing costs of $68,475 were expensed in the fourth quarter of fiscal 2017.

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of four percent or LIBOR plus one and one half percent (effectively 2.65% at April 30, 2017).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $207,647 were capitalized in the fourth quarter of fiscal 2017 and will be amortized over the term of the agreement.  As of April 30, 2017, there was $23,178,429 outstanding and $11,821,571 of unused availability under the U.S. Bank, N.A. facility compared to an outstanding balance of $20,014,069 and $3,630,035 of unused availability under the Wells Fargo, N.A. senior credit facility at April 30, 2016.  At April 30, 2017, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics

Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The facility was due to expire on August 3, 2017.  The credit facility was closed as of March 1, 2017. There was no outstanding balance under the facility at April  30, 2017 or April 30, 2016.

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term on the facility extends to February 7, 2018.  There was no outstanding balance under the facility at April  30, 2017.

Notes Payable  - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.25% at April 30, 2017) and is payable over a sixty -  month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,574,500 and $2,688,500 at April 30, 2017 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty  - month period.  A final payment of approximately $1,030,000 is due on or before October 24, 2018.  The outstanding balance was $1,096,500 and $1,147,500 at April 30, 2017 and April 30, 2016, respectively.

Notes Payable - Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $567,138 at April  30, 2017.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $335,825 at April  30, 2017.

Capital Lease and Sale Leaseback Obligations

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  At April 30, 2017, the balance outstanding under these capital lease agreements was $0 compared to $106,767 in fiscal year 2016.  The net book value of the equipment under these leases at April 30, 2017 was $589,524 compared to $703,424 at April 30, 2016.

From October 2013 through April 2017, the Company entered into various capital lease and sale leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,240,562.  The terms of the lease and sale leaseback agreements extend to September 2018 through March 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.95%.  The balance outstanding under these capital lease and sale leaseback agreements was $3,627,760 and $2,599,820 at April  30, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases and sale leaseback agreements at April 30, 2017 was $4,713,044 compared to $3,224,661 at April 30, 2016.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  At April 30, 2017, the balance outstanding under these capital lease agreements was $1,448,269 compared to $1,886,069 in fiscal year 2016.  The net book value of the equipment under these leases at April 30, 2017 was $1,946,026 compared to $2,155,363 at April 30, 2016.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of deferred rent income recorded for the fiscal year ended April 30, 2017 was $79,575 compared to $51,509 in fiscal year 2016.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at April 30, 2017 was $550,672 compared to $630,247 at April 30, 2016.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, Mexico, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of deferred rent income for the fiscal year ended April 30, 2017 was $127,967 compared to $115,837 in fiscal year 2016.  The balance of deferred rent at April 30, 2017 was $224,964 compared to $352,931 at April 30, 2016.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuations for the fiscal year ended April 30, 2017 resulted in foreign currency transaction losses of approximately $508,000 compared to a net foreign currency loss of $59,000 in the prior year.  In fiscal year 2017, the Company paid approximately $45,620,000 to its foreign subsidiaries.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Such earnings are considered to be indefinitely invested in the foreign subsidiaries.  If such earnings were repatriated, additional tax expense may result.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $10,672,000 as of April 30, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2018. In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

The impact of inflation on the Company’s net sales, revenues and income from operations for the past two fiscal years has been minimal.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of April 30, 2017.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2017.

Internal Controls:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).    The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of April 30, 2017.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2017, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded the 1992 Framework on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. Neither COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 Framework by a specified date. The Company is performing an analysis to evaluate what changes to its control environment, if any, would be needed to successfully implement the 2013 Framework. Until such time as such analysis and any related transition to the 2013 Framework is complete, the Company will continue to use the 1992 Framework in connection with our assessment of internal control.

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2017.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

                 INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2017.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on     Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 34.

ITEM 16. 10-K SUMMARY

None.

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

10.4	2004 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.5

SigmaTron International, Inc. 2011 Employee Stock Option Plan dated September 16, 2011, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-8 filed on December 14, 2011.*

10.6

Purchase Agreement between SigmaTron International, Inc., and its nominees and Spitfire Control, Inc., dated as of May 31, 2012, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 4, 2012.

10.7	SigmaTron International, Inc. 2013 Employee Stock Purchase Plan dated September 20, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2013.*

10.8

SigmaTron International, Inc. 2013 Non-Employee Director Restricted Stock Plan dated September 20, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2013.*

10.9

Mortgage and Assignment of Rents and Leases executed as of October 24, 2013, by SigmaTron International, Inc., to Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on December 13, 2013.

10.10

Master Lease Agreement # 2170 entered into between Associated Bank, National Association, a national banking association and SigmaTron International, Inc., dated October 3, 2013, incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on December 13, 2013.

10.11

SigmaTron International, Inc. Amended and Restated Change in Control Severance Payment Plan dated March 11, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 14, 2014.*

10.12

Master Lease Number 81344 entered into between CIT Finance LLC and SigmaTron International, Inc., dated March 6, 2014, incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-K filed on July 24, 2014.

10.13

Schedule # 1217927 to Master Lease Agreement Number 81344 entered into between CIT Finance LLC and SigmaTron International, Inc. dated May 7, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 11, 2014.

10.14

Schedule # 1223197 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated August 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 12, 2014.

10.15

Lease No. 003 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2014.

10.16

Lease No. 004 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on December 12, 2014.

10.17

Lease No. 005 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated September 22, 2014, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on December 12, 2014.

10.18

Schedule # 1246045 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated October 27, 2014, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on December 12, 2014.

10.19

First Amendment to Third Amended and Restated Credit Agreement entered into as of March 7, 2015, by and between SigmaTron International, Inc. and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2015.

10.20

Lease No. 006 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc. dated January 16, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 16, 2015.

10.21

Schedule # 1284094 to Master Lease Agreement Number 81344 entered into by and between CIT Finance LLC and SigmaTron International, Inc. dated June 2, 2015, incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed on July 24, 2015.

10.22

Lease No. 007 is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Association Bank, National Association and SigmaTron International, Inc. dated December 22, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 15, 2016.

10.23	SigmaTron International, Inc. Employee Bonus Plan for Fiscal Year 2017 dated June 2, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2016.*

10.24

SigmaTron International, Inc. 2013 Employee Stock Purchase Plan disclosed on Form 8-K dated September 20, 2013, has been terminated effective as of August 15, 2016, incorporated herein by reference to the Company’s Form 8-K filed on August 15, 2016.*

10.25

Lease No. 009, entered into July 15, 2016, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 13, 2016.

10.26

Lease No. 010, entered into August 8, 2016, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 12, 2016.

10.27

Promissory Note, entered into November 1, 2016, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM,  E.N.R. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 14, 2017.

10.28	SigmaTron International, Inc. Employee Bonus Plan for Fiscal Year 2018 dated April 21, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2017*

10.29	Promissory Note, entered into January 5, 2017, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM, E.N.R. and SigmaTron International, Inc. **

10.30	Lease No. 011, entered into May 8, 2017, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc.**

10.31	Lease No. 012, entered into May 8, 2017, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc.**

10.32	Loan and Security Agreement between SigmaTron International, Inc. and U.S. Bank National Association dated March 31, 2017.**

21.0	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K for the fiscal year ended April 30, 2014, filed on July 24, 2014.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2017).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: July 24, 2017

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 24, 2017
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 24, 2017
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	July 24, 2017
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 24, 2017
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 24, 2017
Paul J. Plante

/s/ Barry R. Horek	Director	July 24, 2017
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 24, 2017
Bruce J. Mantia

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SigmaTron International, Inc.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. as of April 30, 2017 and 2016 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTron International, Inc. at April 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

July 24, 2017

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2017 and 2016

ASSETS	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$3,493,324	$4,325,268
Accounts receivable, less allowance for doubtful accounts of
$100,000 at April 30, 2017 and 2016,
respectively	26,656,871	17,844,228
Inventories, net	73,571,238	67,649,022
Prepaid expenses and other assets	2,971,087	2,128,128
Refundable income taxes	339,791	774,847
Note receivable	887,531	887,531
Other receivables	1,112,071	481,860

Total current assets	109,031,913	94,090,884

PROPERTY, MACHINERY AND EQUIPMENT, NET	33,008,714	33,080,858

OTHER LONG-TERM ASSETS
Intangible assets, net	4,213,235	4,703,245
Goodwill	3,222,899	3,222,899
Deferred income taxes	236,087	233,057
Other assets	1,472,816	1,418,398

Total other long-term assets	9,145,037	9,577,599

TOTAL ASSETS	$151,185,664	$136,749,341

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

APRIL 30, 2017 and 2016

LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016

CURRENT LIABILITIES
Trade accounts payable	$44,859,344	$37,011,786
Accrued expenses	3,623,106	2,772,301
Accrued wages	4,489,602	4,199,147
Income taxes payable	69,868	-
Current portion of long-term debt	351,562	165,000
Current portion of capital lease obligations	1,711,204	1,374,898
Current portion of contingent consideration	286,240	275,288
Current portion of deferred rent	220,288	187,889

Total current liabilities	55,611,214	45,986,309

Long-term debt,
less current portion	27,192,246	23,572,152
Capital lease obligations,
less current portion	3,364,825	3,217,758
Contingent consideration,
less current portion	237,578	875,793
Other long-term liabilities	991,017	870,542
Deferred rent, less current portion	555,348	795,289
Deferred income taxes	1,361,291	1,355,620

Total long-term liabilities	33,702,305	30,687,154

Total liabilities	89,313,519	76,673,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,195,813 and 4,183,955 shares issued
and outstanding at April 30, 2017 and 2016, respectively	41,702	41,560
Capital in excess of par value	22,952,535	22,546,616
Retained earnings	38,877,908	37,487,702

Total stockholders’ equity	61,872,145	60,075,878

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$151,185,664	$136,749,341

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended April 30, 2017 and 2016

	2017	2016

Net sales	$252,235,794	$253,904,146

Cost of products sold	228,194,867	228,385,615

Gross profit	24,040,927	25,518,531

Selling and administrative expenses	20,774,729	21,194,211

Operating income	3,266,198	4,324,320

Other income, net	(367,338)	(165,864)
Interest expense	1,135,853	1,004,988

Income before income tax expense	2,497,683	3,485,196

Income tax expense	1,107,477	1,402,537

NET INCOME	$1,390,206	$2,082,659

Earnings per common share
Basic	$0.33	$0.50

Diluted	$0.33	$0.49

Weighted-average shares of common
stock outstanding
Basic	4,186,183	4,164,815

Diluted	4,213,592	4,224,030

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2017 and 2016

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2015	$-	40,703	21,239,641	35,405,043	56,685,387

Recognition of stock-based compensation	-	-	588,245	-	588,245

Exercise of stock options	-	20	7,180	-	7,200

Vesting of restricted stock	-	-	69,400	-	69,400

Sale of restricted stock	-	740	517,260	-	518,000

Employee stock purchases	-	97	52,169	-	52,266

Tax benefit from contingent consideration	-	-	23,972	-	23,972

Excess tax benefits on stock options and awards	-	-	48,749	-	48,749

Net income	-	-	-	2,082,659	2,082,659

Balance at April 30, 2016	-	41,560	22,546,616	37,487,702	60,075,878

Recognition of stock-based compensation	-	-	332,783	-	332,783

Exercise of stock options	-	12	4,308	-	4,320

Vesting of restricted stock	-	113	60,536	-	60,649

Employee stock purchases	-	17	8,330	-	8,347

Excess tax expense on stock options and awards	-	-	(38)	-	(38)

Net income	-	-	-	1,390,206	1,390,206

Balance at April 30, 2017	$-	$41,702	$22,952,535	$38,877,908	$61,872,145

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2017  and 2016

	2017	2016
Cash flows from operating activities
Net income	$1,390,206	$2,082,659
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	4,708,876	5,119,376
Stock-based compensation	332,783	588,245
Restricted stock expense	60,649	69,400
Increase in inventory obsolescence reserve	300,000	-
Tax benefit from contingent consideration	-	(23,972)
Deferred income tax expense	2,641	775,477
Amortization of intangible assets	490,010	470,899
Amortization of financing fees	111,981	53,497
Fair value adjustment of contingent consideration	(353,591)	(5,742)
Loss from disposal or sale of machinery and equipment	58,456	23,101
Gain from involuntary conversion on non-monetary assets due to fire	(276,967)	-

Changes in assets and liabilities
Accounts receivable	(8,812,643)	1,438,964
Inventories	(6,222,216)	1,020,687
Prepaid expenses and other assets	(1,092,816)	40,583
Refundable income taxes	435,056	(693,801)
Income taxes payable	69,868	(141,297)
Trade accounts payable	7,847,558	1,173,511
Deferred rent	(207,542)	(167,345)
Accrued expenses and wages	1,103,930	1,472,619
Net cash (used in) provided by operating activities	(53,761)	13,296,861

Cash flows from investing activities
Purchases of machinery and equipment	(3,505,486)	(3,049,943)
Net cash used in investing activities	(3,505,486)	(3,049,943)

Cash flows from financing activities
Proceeds from the exercise of common stock options	4,320	7,200
Proceeds from the sale of restricted stock	-	518,000
Proceeds from Employee stock purchases	8,347	52,266
Proceeds under equipment note	932,812	-
Proceeds under sale leaseback agreements	904,027	-
Proceeds from tax benefit on stock options and awards	-	48,749
Tax expense on stock options and awards	(38)	-
Payments of contingent consideration	(273,672)	(342,162)
Payments under capital lease and sale leaseback agreements	(1,610,356)	(1,363,754)
Payments under equipment note	(29,850)	-
Payments under building notes payable	(165,000)	(165,000)
Borrowings under lines of credit	94,123,100	194,424,157
Payments under lines of credit	(90,958,740)	(201,826,881)
Payments of financing fees	(207,647)	(166,414)
Tax benefit from contingent consideration	-	23,972
Net cash provided by (used in) financing activities	2,727,303	(8,789,867)

Change in cash	(831,944)	1,457,051

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Years ended April 30, 2017 and 2016

Cash and cash equivalents at beginning of year	4,325,268	2,868,217
Cash and cash equivalents at end of year	$3,493,324	$4,325,268

	2017	2016
Supplementary disclosures of cash flow information
Cash paid for interest	$994,583	$964,537
Cash paid for income taxes	603,091	1,634,772
Purchase of machinery and equipment financed
under capital leases	1,189,701	1,308,865
Financing of insurance policy	157,805	159,616
Conversion of accounts receivable into a note receivable	-	887,531

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  As of April 30, 2017, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.  Approximately 14.0%  and 15.0%  of the total non-current consolidated assets of the Company are located outside of the United States as of April 30, 2017 and 2016, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan.  The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.  The impact of foreign currency fluctuation for the fiscal year ended April 30, 2017 resulted in foreign currency transaction losses of approximately $508,000 compared to a net foreign currency loss of $59,000 in the prior year and is included in cost of products sold.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, lower of cost or market adjustment for inventory, contingent consideration, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of goodwill and long-lived assets.  Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments with original maturities within three months of the purchase date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

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

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers. The accounts receivable balances sold are at the election of the Company and the Company incurred fees for such sales, which were not material for the year ended April 30, 2017 or 2016.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale.  During the years ended April 30, 2017 and 2016, the Company sold without recourse trade receivables of approximately $95,000,000 and $115,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows.

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

Inventories

Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company records these inventory reserves against the inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the effective interest method over the term of the related debt.  Deferred financing fees of $208,583 and $112,917 net of accumulated amortization of $11,916 and $443,763, respectively, as of April 30, 2017 and 2016, respectively, are deducted from long term debt on the Company’s balance sheet.

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

April 30, 2017 and 2016

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

Earnings per Share

Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested.  There were no anti-dilutive common stock equivalents at April 30, 2016.  There were 285,000, anti-dilutive common stock equivalents at April 30, 2017, which have been excluded from the calculation of diluted earnings per share.

	Twelve Months Ended
	April 30,
	2017	2016

Net income	$1,390,206	$2,082,659
Weighted-average shares
Basic	4,186,183	4,164,815
Effect of dilutive stock options	27,409	59,215

Diluted	4,213,592	4,224,030

Basic earnings per share	$0.33	$0.50

Diluted earnings per share	$0.33	$0.49

Revenue Recognition

Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point in time that title passes under the terms of the purchase order and control passes to the customer.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point in time that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

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

Shipping and Handling Costs

The Company records shipping and handling costs as selling and administrative expenses.  Customers are typically invoiced for shipping costs and such amounts are included in net sales.  Shipping and handling costs were not material to the financial statements for fiscal years 2017 or 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2017 and 2016, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

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

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Goodwill – Continued

bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2017 and determined no impairment existed as of that date.    The step one analysis was performed using a combination of a market approach and an income approach based on a discounted cash flow approach.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As of April 30, 2017, there were no indicators of possible impairment of long-lived assets.

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

Reclassifications

Certain reclassifications have been made to the previously reported 2016 financial statements to conform to the 2017 presentation.  There was no change to net income.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue. In August 2015, the FASB amended the effective date to be annual reporting periods beginning after December 15, 2017, including interim periods within that year (effective the first quarter of the Company’s fiscal year ending April 30, 2019), with early adoption permitted for annual reporting periods beginning after December 15, 2016 including the interim period within that year. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. ASC 606 may be adopted on either a full retrospective or modified retrospective basis. The Company plans to adopt the ASU effective the first quarter of fiscal year ending April 30, 2019.  As the new standard will supersede all existing revenue guidance affecting the Company, it could impact the timing and amounts of revenue and costs recognized from customer contracts. The Company has developed an implementation plan, which is currently in the assessment phase. The Company has not selected a transition method and is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average cost or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016.  Prospective application is required.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company plans to adopt ASU No. 2015-11 for the fiscal year ending April 30, 2018 and does not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

April 30, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company plans to adopt the ASU for the fiscal year ending April 30, 2018.  Upon adoption of the ASU all share-based awards will continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense will be reflected in the consolidated statements of income as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense will be classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company will elect to continue to estimate expected forfeitures over the course of a vesting period.

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

In August 2016, the FASB issued ASU Update No. 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year ending April 30, 2019), and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company plans to adopt the ASU in its fiscal year ending April 30, 2019 using the retrospective transition method.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company does not expect this guidance to have a significant impact on its financial statements and plans to adopt ASU No. 2017-04 in the first quarter of its fiscal year ending April 30, 2018.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company plans to adopt this ASU in the first quarter of its fiscal year ending April 30, 2019.  The Company will apply the clarified definition of a business, as applicable, from the period of adoption.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2017	2016
Beginning Balance	$100,000	$186,844
Bad debt expense	-	-
Write-offs	-	(86,844)
	$100,000	$100,000

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2017	2016

Finished products	$20,291,768	$23,295,138
Work-in-process	1,795,852	3,035,459
Raw materials	52,748,542	42,530,957
	74,836,162	68,861,554
Less obsolescence reserve	1,264,924	1,212,532
	$73,571,238	$67,649,022

Changes in the Company’s inventory obsolescence reserve are as follows:

	2017	2016

Beginning balance	$1,212,532	$1,276,386
Provision for obsolescence	300,000	-
Write-offs	(247,608)	(63,854)
	$1,264,924	$1,212,532

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE E - RELATED PARTIES

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of April 30, 2017, the Company had an outstanding note receivable and account receivable from that customer of approximately $888,000 and $1,271,000, respectively, compared to an outstanding note receivable and account receivable of approximately $888,000 and $233,000, respectively, at April 30, 2016.  As of April  30, 2017, inventory on hand related to this customer approximated $310,000 compared to $1,600,000 at April 30, 2016.  Sales to this customer have not been material for fiscal year 2017.

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

On December 6, 2016 the Company extended the maturity of the promissory note to July 31, 2017.  The promissory note continues to bear interest at the rate of 8% per annum, payable monthly.  As consideration, the Company received additional warrants under the agreement, which the Company currently believes have nil value.  Management continues to assess whether the recorded accounts receivable, notes receivable and inventory are recoverable and whether reserves are necessary.  This assessment includes 1) the customer’s successful efforts to raise capital in the past; 2) the status of the customer’s current progress in raising capital; and 3) orders that continue to come in from large big-box and online customers.  The Company further improved its priority position as a secured creditor in a potential sale, liquidation or bankruptcy filing by or against the customer based on an amendment to the security agreement executed by the Company and the customer.  Based on these factors, the Company believes the accounts receivable, notes receivable and inventory are recoverable as of April 30, 2017.  However, in the event the customer fails to raise additional capital in the short term, the Company may not receive payment in full of the obligations owed by the customer or payments by the customer to the Company may be further delayed. The Company will continue to monitor and assess any need to record a reserve against this obligation.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE F - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2017	2016

Land and buildings	$16,969,769	$16,220,619
Machinery and equipment	58,428,733	57,604,080
Office equipment and software	9,601,149	9,134,187
Leasehold improvements	2,622,870	2,566,250
Equipment under capital leases	10,119,412	8,055,533

	97,741,933	93,580,669

Less accumulated depreciation
and amortization, including
amortization of assets under
capital leases of $2,940,833
and $1,972,085 at April 30,
2017 and 2016, respectively	64,733,219	60,499,811

Property, machinery and
equipment, net
	$33,008,714	$33,080,858

Depreciation and amortization expense of property, machinery and equipment was $4,708,876 and $5,119,376 for the years ended April 30, 2017 and 2016, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in carrying amount of tax deductible goodwill in the amount of $3,222,899 for the fiscal years ended April 30, 2017 and 2016.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2017 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	10.08	4,690,000	1,237,410
Backlog	-	22,000	22,000
Trade names	15.08	980,000	240,897
Non-compete agreements	2.08	50,000	35,105
Patents	0.08	400,000	393,353
Total		$8,912,000	$4,698,765

Intangible assets subject to amortization are summarized as of April 30, 2016 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	11.08	4,690,000	883,540
Backlog	-	22,000	22,000
Trade names	16.08	980,000	191,901
Non-compete agreements	3.08	50,000	27,965
Patents	1.08	400,000	313,349
Total		$8,912,000	$4,208,755

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2032, for the remaining fiscal years is as follows:

For the fiscal year ending April 30:
	2018	$435,043
	2019	423,721
	2020	411,406
	2021	403,199
	2022	395,578
	Thereafter	2,144,288
		$4,213,235

Amortization expense was $490,010 and $470,899 for the years ended April 30, 2017 and 2016, respectively.

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made payments totaling $342,162 during fiscal year 2016.  The Company made payments totaling $273,672 during fiscal year 2017.  During fiscal year 2017 the Company decreased the estimated remaining payments expected to be paid under the agreement, which resulted in a decrease of $353,591 to the contingent consideration liability.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  As of April 30, 2017, the contingent consideration liability was $523,818 compared to $1,151,081 at April 30, 2016.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE H - LONG-TERM DEBT

Note Payable - Bank

Prior to March 31, 2017 the Company had a senior secured credit facility with Wells Fargo, N.A. with a credit limit up to $30,000,000.  The credit facility was collateralized by substantially all of the Company’s domestically located assets and the Company had pledged 65% of its equity ownership interest in some of its foreign entities.  Prior to its payoff and termination, the Wells Fargo, N.A. senior secured credit facility was due to expire on October 31, 2018.  On March 31, 2017, the Company paid the balance outstanding under the senior credit facility in the amount of $22,232,914.  The remaining deferred financing costs of $68,475 were expensed in the fourth quarter of fiscal 2017.

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of four percent or LIBOR plus one and one half percent (effectively 2.65% at April 30, 2017).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $207,647 were capitalized in the fourth quarter of fiscal 2017 and will be amortized over the term of the agreement.  As of April 30, 2017, there was $23,178,429 outstanding and $11,821,571 of unused availability under the U.S. Bank, N.A. facility compared to an outstanding balance of $20,014,069 and $3,630,035 of unused availability under the Wells Fargo, N.A. senior credit facility at April 30, 2016.  At April 30, 2017, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.67%.  The facility is due to expire on August 3, 2017.  The credit facility was closed as of March 1, 2017. There was no outstanding balance under the facility at April 30, 2017 or April 30, 2016.

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at April 30, 2017.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE H - LONG-TERM DEBT - Continued

Notes Payable - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.    On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.25% at April 30, 2017) and is payable over a sixty - month period.  Final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,574,500 and $2,688,500 at April 30, 2017 and April 30, 2016, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty - month period.  A final payment of approximately $1,030,000 is due on or before October 24, 2018.  The outstanding balance was $1,096,500 and $1,147,500 at April 30, 2017 and April 30, 2016, respectively.

Notes Payable  - Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $567,138 at April 30, 2017.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $335,825 at April 30, 2017.

Capital Lease and Sale Leaseback Obligations

During 2010, the Company entered into various capital lease agreements with Wells Fargo Equipment Finance to purchase equipment totaling $1,376,799.  The terms of the lease agreements extend to July 2016 through October 2016 with monthly installment payments ranging from $3,627 to $13,207 and a fixed interest rate ranging from 4.41% to 4.99%.  At April 30, 2017, the balance outstanding under these capital lease agreements was $0 compared to $106,767 in fiscal year 2016.  The net book value of the equipment under these leases at April 30, 2017 was $589,524 compared to $703,424 at April 30, 2016.

From October 2013 through April 2017, the Company entered into various capital lease and sale leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,240,562.  The terms of the lease and sale leaseback agreements extend to September 2018 through March 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.95%.  The balance outstanding under these capital lease and sale leaseback agreements was $3,627,760 and $2,599,820 at April 30, 2017 and April 30, 2016, respectively.  The net book value of the equipment under these leases and sale leaseback agreements at April 30, 2017 was $4,713,044 compared to $3,224,661 at April 30, 2016.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  At April 30, 2017, the balance outstanding under these capital lease agreements was

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE H - LONG-TERM DEBT - Continued

Capital Lease Obligations - Continued

$1,448,269 compared to $1,886,069 in fiscal year 2016.  The net book value of the equipment under these leases at April 30, 2017 was $1,946,026 compared to $2,155,363 at April 30, 2016.

The aggregate amount of debt, net of deferred financing fees, maturing in each of the following fiscal years and thereafter is as follows:

Fiscal Year	Total

2018	$351,562
2019	1,346,062
2020	2,533,062
2021	23,313,122
$27,543,808

See Note M - Leases, Page F-30 for future maturities under capital lease obligations.

Other Long-Term Liabilities

As of April 30, 2017 and 2016, the Company had recorded $991,017 and $870,542, respectively, for seniority premiums and retirement accounts related to benefits for employees,  $913,827 and $800,067 of which, respectively, are for the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE I - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2017	2016

Interest	$90,639	$61,350
Commissions	143,738	80,819
Professional fees	419,801	397,375
Other - Purchases	1,418,120	491,027
Other	1,550,808	1,741,730

	$3,623,106	$2,772,301

Accrued wages consist of the following at April 30:

	2017	2016

Wages	$1,785,078	$1,706,141
Bonuses	819,207	920,563
Foreign wages	1,885,317	1,572,443

	$4,489,602	$4,199,147

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE J - INCOME TAX

U.S. and foreign income before income tax expense for the years ended April 30 are as follows:

	2017	2016

Domestic	$1,326,266	$2,224,802
Foreign	1,171,417	1,260,394

	$2,497,683	$3,485,196

Income Tax Provision

The income tax provision for the years ended April 30 consists of the following:

	2017	2016

Current
Federal	$501,226	$279,043
State	13,697	29,217
Foreign	589,913	318,800
Total Current	1,104,836	627,060

Deferred
Federal	(54,213)	577,149
State	59,884	65,451
Foreign	(3,030)	132,877
Total Deferred	2,641	775,477

Provision for income taxes	$1,107,477	$1,402,537

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE J - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax provision and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the years ended April 30 are as follows:

	2017	2016

U.S Federal Provision:
At statutory rate	$849,215	$1,184,967
State taxes	42,643	117,922
Change in valuation allowance	78,100	(46,615)
Foreign tax differential	(89,885)	(94,124)
Impact of state tax rate change	5,920	(8,826)
Foreign valuation allowance	-	(48,680)
Other	(52,219)	42,850
Foreign currency exchange gain/loss	328,239	311,867
Impact of foreign permanent items	7,171	(20,056)
Foreign inflation adjustment	(61,707)	(36,768)

Provision for income taxes	$1,107,477	$1,402,537

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets for federal and state income taxes are as follows:

	2017	2016

Deferred Tax Assets
Federal & State NOL carryforwards	$29,168	$85,288
Foreign tax credit	78,100	-
Reserves and accruals	723,313	615,431
Stock based compensation	462,156	244,199
Inventory	1,177,067	1,074,546
Other intangibles	206,736	203,789
Deferred rent	211,509	240,439
Allowance for doubtful accounts	38,360	38,150
Other DTA	13,839	8,902
Federal benefit of state	45,589	25,228
Total Gross Deferred Tax Assets	2,985,837	2,535,972
Less: Valuation allowance	(78,100)	-

Net Deferred Tax Assets	$2,907,737	$2,535,972

Deferred Tax Liabilities
Other assets	$(318,830)	$(113,665)
Property, machinery & equipment	(3,441,393)	(3,273,902)
Prepaids	(272,718)	(270,968)
Total Deferred Tax Liabilities	$(4,032,941)	$(3,658,535)

Net Deferred Tax Liability	$(1,125,204)	$(1,122,563)

The Company has state net operating loss carry-forwards totaling approximately $336,000 at April 30, 2017, that will begin to expire in fiscal year April 30, 2025. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company determined it is more likely than not that it will realize the deferred tax assets due to the reversal of deferred tax liabilities. The state deferred tax liabilities exceed the state deferred tax assets and based on the reversing pattern the Company has concluded that all of the state deferred tax liabilities are expected to reverse within the period of time available to fully utilize all state deferred tax assets.  Therefore, the Company has concluded that a valuation allowance is not required as of April 30, 2017, related to state net operating loss carryforwards.  The Company has established a valuation allowance of $78,100 related to its foreign tax credit carry-forward.  The Company’s estimate of cumulative taxable income

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

during the foreign tax credit carryforward period is insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. Such earnings are considered to be indefinitely invested in the foreign subsidiaries.  If such earnings were repatriated, additional tax expense may result.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $10,672,000 as of April 30, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns.  For the fiscal year ended April 30, 2017 and 2016, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0 for each year.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and miscellaneous selling, general and administrative expense, respectively, in the Consolidated Statements of Income.  For the fiscal year ended April 30, 2017 and 2016, the amount included in the Company’s balance sheet for such liabilities was $0 for each year.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2014.  The Internal Revenue Service previously concluded an audit of the Company’s fiscal year 2013 tax return, and a no change letter was issued.

NOTE K - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees.  The Company may elect to match participant contributions up to $300 per participant annually.  The Company contributed $91,686 and $75,448 to the plans during the fiscal years ended April 30, 2017 and 2016, respectively.  The Company incurred total expenses of $8,000 and $13,460 for the fiscal years ended April 30, 2017 and 2016, respectively, relating to costs associated with the administration of the plans.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE L - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.  For the year ended April 30, 2017, two customers accounted for 26.7% and 12.6% of net sales of the Company, and 8.4% and 4.2%, respectively, of accounts receivable at April 30, 2017.  For the year ended April 30, 2016, two customers accounted for 35.2% and 10.6% of net sales of the Company and 6.5% and 2.4%, respectively, of accounts receivable at April 30, 2016.  Further, the Company has $2,002,058 in cash in China as of April 30, 2017.  Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits, under certain circumstances.  Funds above this amount are not insured by a guaranteed deposit insurance system.

NOTE M - LEASES

The Company leases certain facilities and office space under various operating leases expiring at various dates through April 2022.  The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows:

	Capital	Operating
Years ending April 30,	Leases	Leases

2018	$1,913,369	$2,296,427
2019	1,670,444	2,070,622
2020	1,055,860	1,263,854
2021	632,758	774,976
2022	220,221	100,470

Total future minimum lease payments	$5,492,652	$6,506,349

Less amounts representing interest	416,623

	5,076,029

Less Current Portion	1,711,204

Long Term Portion	$3,364,825

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE M - LEASES - Continued

Rent expense incurred under operating leases was $2,363,778 and $2,258,359 for the years ended April 30, 2017 and 2016, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of deferred rent income recorded for the fiscal year ended April 30, 2017 was $79,575 compared to $51,509 in fiscal year 2016.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at April 30, 2017 was $550,672 compared to $630,247 at April 30, 2016.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, Mexico, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of deferred rent income for the fiscal year ended April 30, 2017 was $127,967 compared to $115,837 in fiscal year 2016.  The balance of deferred rent at April 30, 2017 was $224,964 compared to $352,931 at April 30, 2016.

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire shares of common stock.  All Option Plans have been approved by the Company’s shareholders.  At April 30, 2017, the Company has 117,914 shares available for future issuance to employees under the employee plans and none are available under the non-employee director plans.  The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors.  The maximum term of options granted under the Option Plans is generally 10 years.  Options granted under the Option Plans are either incentive stock options or nonqualified options.  Each option under the Option Plans is exercisable for one share of stock.  Options forfeited under the Option Plans are available for reissuance.  Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

The Company granted 25,000 options to employees in fiscal year 2014.  The Company recognized approximately $3,500 and $18,100 in compensation expense in fiscal year 2017 and 2016, respectively.  The balance of unrecognized compensation expense at April 30, 2017 is $0.

The Company granted 285,000 options to employees in fiscal year 2016.  The Company recognized approximately $325,700 and $556,400 in compensation expense in fiscal year 2017 and 2016, respectively.  The balance of unrecognized compensation expense at April 30, 2017 is approximately $83,700.

On October 1, 2016 and 2015, the Company issued 11,250 and 10,000 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2017 and 2016, respectively.  The Company recognized $60,649 and $69,400 in compensation expense in fiscal year 2017 and 2016, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $0 and $0 at April  30, 2017 and 2016, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS - Continued

The table below summarizes option activity through April 30, 2017:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2015	85,954	3.81	76,954
Options granted during 2016	285,000	6.45
Options exercised during 2016	(2,000)	3.60
Options expired during 2016	(991)	9.17
Outstanding at April 30, 2016	367,963	5.84	172,513
Options exercised during 2017	(1,200)	3.60
Outstanding at April 30, 2017	366,763	$5.85	269,863

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options.  During the fiscal years ended April 30, 2017 and 2016, the aggregate intrinsic value of options exercised was $2,172 and $5,100, respectively.  As of April 30, 2017 and 2016, the aggregate intrinsic value of in the money options outstanding was $135,151 and $198,715, respectively.

Information with respect to stock options outstanding at April 30, 2017 follows:

		Options outstanding

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2017	contract life	exercise price
Range of exercise prices

$3.60-6.45	366,763	7.64 years	$5.85

	366,763		$5.85

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS - Continued

Information with respect to stock options outstanding and exercisable at April 30, 2017 follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2017	contract life	exercise price
Range of exercise prices

$3.60-6.45	269,863	7.41 years	$5.63

	269,863		$5.63

Information with respect to stock options non-vested at April 30, 2017 follows:

	Options non-vested

	Number	Weighted-average	Weighted-
	non-vested at	remaining	average
	April 30, 2017	contract life	exercise price
Range of exercise prices

$6.45	96,900	8.26 years	$6.45

	96,900		$6.45

The Company implemented an employee stock purchase plan (“ESPP”), for all eligible employees on February 1, 2014.  Under the ESPP, employees may purchase shares of the Company’s common stock at three-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first day or the last day of the offering period (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not be less than 1% nor exceed 15% of their total gross compensation. Shares of common stock are offered under the ESPP through a series of successive offering periods. The plan imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) termination of employment for any reason immediately terminates the employee’s participation in the plan (ii) no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 500,000 shares. The number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.  There were 1,658 and 9,670 shares issued under the ESPP and the Company recorded $3,559 and $13,728 in compensation expense, for fiscal years ended April 30, 2017 and 2016, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2017:

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter

Net sales	$58,919,398	$65,842,957	$61,896,226	$65,577,213

Gross profit (1)	5,504,657	5,502,040	5,419,018	7,615,212

Income before income	226,858	26,616	89,036	2,155,173
tax expense (1), (2), (3)

Net income (loss)	146,597	33,295	(47,852)	1,258,166

Earnings per share	$0.03	$0.01	$(0.01)	$0.30
Basic

Earnings per share	$0.03	$0.01	$(0.01)	$0.30
Diluted

Weighted average shares- Basic	4,183,955	4,185,752	4,186,813	4,188,279

Weighted average shares- Diluted	4,214,535	4,225,874	4,215,962	4,209,516

1.)

Due to a fire at one of the Company’s plants during 2017, the Company recorded expense of approximately $230,000 in prior quarters in costs of goods sold that was realized as an insurance recovery during the fourth quarter of 2017 as recovery was considered probable.  As part of this settlement, a gain of approximately $277,000 was also recorded in the fourth quarter of fiscal 2017 due to the insurance claim exceeding the net book value of the replacement machinery and equipment destroyed.

2.)

The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal 2017 physical inventory results were completed and the Company adjusted the estimate which increased income before income tax expense by approximately $780,000.

3.)

As discussed in Note G, during the fourth quarter of fiscal 2017 the Company recorded a change in estimate related to Contingent Consideration which increased income before income tax expense in the amount of approximately $247,000.

The aggregate after-tax effect for the above adjustments in the fourth quarter of fiscal 2017 was an increase to basic earnings per share of $0.21.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2016:

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter

Net sales	$64,220,946	$69,723,493	$59,206,344	$60,753,363

Gross profit	6,230,274	7,597,013	5,708,096	5,983,148

Income before income	962,323	1,857,036	377,599	288,238
tax expense

Net income	658,806	1,156,298	218,728	48,827

Earnings per share	$0.16	$0.28	$0.05	$0.01
Basic

Earnings per share	$0.16	$0.27	$0.05	$0.01
Diluted

Weighted average shares- Basic	4,148,285	4,166,758	4,170,193	4,174,251

Weighted average shares- Diluted	4,193,657	4,214,317	4,229,378	4,208,184

NOTE P - LITIGATION

On October 25, 2011, Maria Gracia, a former employee of the Company, filed suit against the Company in the U.S. District Court for the Northern District of Illinois under Title VII of the Civil Rights Act, alleging among other things sexual harassment and retaliation.

In December 2014, a jury found for the Company on the sexual harassment claim but found for the plaintiff on her retaliation claim and awarded her damages totaling $307,000.  In post-trial motions, the judge reduced the verdict to $300,000.  Subsequently, on September 17, 2015, the court ruled on plaintiff’s Claim for Equitable Relief, awarding the plaintiff an additional $74,478.  The Company accrued $375,000 in fiscal year 2016 in recognition of the judgment entered against the Company.

On October 16, 2015, the Company appealed the judgment to the Seventh Circuit Court of Appeals.  On November 23, 2016, the U.S. District Court ruled that the plaintiff is entitled to an award for costs and attorneys’ fees.  The expense was accrued in the second fiscal quarter of 2017.  On November 29, 2016, the Seventh Circuit Court of Appeals affirmed the judgment of the U.S. District Court entered against the Company in December 2014.  On January 30, 2017, the Company and Ms. Gracia settled the suit by entering into a confidential settlement and release agreement.  In the third fiscal quarter of 2017, the Company accrued an additional amount in connection with the settlement. The Company accrued and paid $436,124 in fiscal year 2017 in conjunction with the lawsuit.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2017 and 2016

NOTE P - LITIGATION - Continued

As of April 30, 2017, all expenses for the settlement have been fully expensed and paid.

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