Form 10-Q
period 2017-07-31
SIGMATRON INTERNATIONAL INC
filed 2017-09-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

SigmaTron International, Inc.

July 31, 2017

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of a  “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 11,  2017:  4,200,773

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	July 31,
	2017	April 30,
	(Unaudited)	2017

Current assets:
Cash and cash equivalents	$1,957,292	$3,493,324
Accounts receivable, less allowance for doubtful
accounts of $100,000 at July 31, 2017 and April 30, 2017,
respectively	26,039,115	26,656,871
Inventories, net	81,294,687	73,571,238
Prepaid expenses and other assets	2,053,540	2,971,087
Refundable income taxes	533,024	339,791
Note receivable	887,531	887,531
Other receivables	1,180,292	1,112,071

Total current assets	113,945,481	109,031,913

Property, machinery and equipment, net	36,210,595	33,008,714

Intangible assets, net of amortization of $4,811,356 and
$4,698,765 at July 31, 2017 and April 30, 2017, respectively	4,100,644	4,213,235
Goodwill	3,222,899	3,222,899
Deferred income taxes	236,087	236,087
Other assets	1,094,283	1,472,816

Total other long-term assets	8,653,913	9,145,037

Total assets	$158,809,989	$151,185,664

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$50,615,009	$44,859,344
Accrued wages	4,482,277	4,489,602
Accrued expenses	2,270,129	3,623,106
Income taxes payable	268,617	69,868
Current portion of long-term debt	478,782	351,562
Current portion of capital lease obligations	1,849,234	1,711,204
Current portion of contingent consideration	256,858	286,240
Current portion of deferred rent	229,571	220,288

Total current liabilities	60,450,477	55,611,214

Long-term debt, less current portion	29,428,485	27,192,246
Capital lease obligations, less current portion	3,437,357	3,364,825
Contingent consideration, less current portion	237,578	237,578
Deferred rent, less current portion	487,106	555,348
Other long-term liabilities	1,040,916	991,017
Deferred income taxes	1,363,842	1,361,291

Total long-term liabilities	35,995,284	33,702,305

Total liabilities	96,445,761	89,313,519

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,199,773 and 4,195,813 shares issued and
outstanding at July 31, 2017 and April 30, 2017, respectively	41,741	41,702
Capital in excess of par value	23,061,697	22,952,535
Retained earnings	39,260,790	38,877,908

Total stockholders' equity	62,364,228	61,872,145

Total liabilities and stockholders' equity	$158,809,989	$151,185,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of  Income

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net sales	$71,224,293	$59,184,975
Cost of products sold	64,467,239	53,414,741

Gross profit	6,757,054	5,770,234

Selling and administrative expenses	5,912,146	5,359,535

Operating income	844,908	410,699

Other income	(44,351)	(59,402)
Interest expense	308,414	243,243
Income from operations before income tax expense	580,845	226,858

Income tax expense	197,963	80,261

Net income	$382,882	$146,597

Earnings per share - basic	$0.09	$0.04

Earnings per share - diluted	$0.09	$0.03

Weighted average shares of common stock outstanding
Basic	4,195,985	4,183,955

Weighted average shares of common stock outstanding
Diluted	4,269,501	4,214,535

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$382,882	$146,597

Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,275,044	1,269,941
Stock-based compensation	83,659	85,555
Deferred income tax expense (benefit)	2,551	(65,184)
Amortization of intangible assets	112,591	121,415
Amortizaton of financing fees	12,000	11,237
Fair value adjustment of contingent consideration	16,493	-
Loss from disposal or sale of machinery and equipment	64	29,429

Changes in assets and liabilities
Accounts receivable	617,756	(1,518,722)
Inventories	(7,723,449)	(4,763,160)
Prepaid expenses and other assets	1,309,174	786,280
Refundable income taxes	(193,233)	31,063
Income taxes payable	198,749	43,908
Trade accounts payable	5,755,665	3,052,317
Deferred rent	(58,959)	(50,255)
Accrued expenses and wages	(1,391,718)	(1,044,064)

Net cash provided by (used in) operating activities	399,269	(1,863,643)

Cash flows from investing activities
Purchases of machinery and equipment	(3,823,955)	(1,244,331)

Net cash used in investing activities	(3,823,955)	(1,244,331)

Cash flows from financing activities
Proceeds from the exercise of common stock options	25,542	-
Proceeds from Employee stock purchases	-	6,875
Proceeds under equipment note	636,100	-
Payments of contingent consideration	(45,875)	(81,842)
Payments under capital lease and sale leaseback agreements	(442,472)	(403,687)
Payments under equipment note	(46,640)	-
Payments under building notes payable	(41,250)	(41,250)
Borrowings under lines of credit	2,676,851	22,052,033
Payments under lines of credit	(858,971)	(18,608,823)
Payments of financing fees	(14,631)	-

Net cash provided by financing activities	1,888,654	2,923,306

Change in cash and cash equivalents	(1,536,032)	(184,668)

Cash and cash equivalents at beginning of period	3,493,324	4,325,268

Cash and cash equivalents at end of period	$1,957,292	$4,140,600

Supplementary disclosures of cash flow information
Cash paid for interest	$285,391	$243,180
Cash paid for income taxes	166,810	112,517
Purchase of machinery and equipment financed
under capital leases	653,034	825,025
Financing of insurance policy	81,315	75,011

SigmaTron International, Inc.

July 31, 2017

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2017 is not necessarily indicative of the results that may be expected for the year ending April 30, 2018.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017.

Note B - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2017	2017

Finished products	$22,006,677	$20,291,768
Work-in-process	2,087,011	1,795,852
Raw materials	58,453,987	52,748,542
	82,547,675	74,836,162
Less excess and obsolescence reserve	(1,252,988)	(1,264,924)
	$81,294,687	$73,571,238

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
	2017	2016

Net income	$382,882	$146,597
Weighted-average shares
Basic	4,195,985	4,183,955
Effect of dilutive stock options	73,516	30,580

Diluted	4,269,501	4,214,535

Basic earnings per share	$0.09	$0.04

Diluted earnings per share	$0.09	$0.03

Options to purchase 362,803 and 367,963 shares of common stock were outstanding at July 31, 2017 and 2016, respectively.  There were no options granted during the three month period ended July 31, 2017 and 2016, respectively.  The Company recognized $83,659 and $83,673 in stock option expense for the three month period ended July 31, 2017 and 2016, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $0 and $329,210 at July 31, 2017 and 2016, respectively.  There were no anti-dilutive common stock equivalents during the three month period ended July 31, 2017.  There were 24,123 anti-dilutive common stock equivalents during the three month period ended July 31, 2016 which were excluded from the calculation of diluted earnings per share.

On October 1, 2016, the Company issued 11,250 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2017.  The Company recognized no compensation expense with respect to such shares for the three month period ended July 31, 2017.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.  The Company recorded $0 and $1,882 in compensation expense for the three months ended July 31, 2017 and 2016 respectively.  The Company recorded $6,875 to stockholders’ equity relating to purchases under the ESPP for the three months ended July 31, 2016.

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the fixed rate of four percent or LIBOR plus one and one half percent (effectively 2.75% at July 31, 2017).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $207,647 were capitalized in the fourth quarter of fiscal 2017 and will be amortized over the term of the agreement.  As of July 31, 2017, there was $24,996,309 outstanding and $10,003,691 of unused availability under the credit facility agreement compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At July 31, 2017, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd. could borrow up to 5,000,000 Renminbi and the facility was collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest was payable monthly and the facility had a fixed interest rate of 6.67%.  The facility was due to expire on August 3, 2017.  The credit facility was closed as of March 1, 2017. There was no outstanding balance under the facility at July 31, 2017 or April 30, 2017.

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at July 31, 2017 or April 30, 2017.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.50% at July 31, 2017) and is payable over a sixty month period.  A final payment of

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,546,000 and $2,574,500 at July 31, 2017 and April 30, 2017, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,083,750 and $1,096,500 at July 31, 2017 and April 30, 2017, respectively.

Note Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $537,288 and $567,138 at July 31, 2017 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $319,034 and $335,825 at July 31, 2017 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $636,100 at July 31, 2017.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $3,951,842 and $3,627,760 at July 31, 2017 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $5,225,480 and $4,713,044 at July 31, 2017 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,334,749 and $1,448,269 at July 31, 2017 and April 30, 2017,

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

respectively.  The net book value of the equipment under these leases was $1,893,691 and $1,946,026 at July 31, 2017 and April 30, 2017, respectively.

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three months ended July 31, 2017 and 2016, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2017 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	9.83	4,690,000	1,329,320
Backlog	-	22,000	22,000
Trade names	14.83	980,000	253,146
Non-compete agreements	1.83	50,000	36,890
Patents	-	400,000	400,000
Total		$8,912,000	$4,811,356

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2017, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	10.08	4,690,000	1,237,410
Backlog	-	22,000	22,000
Trade names	15.08	980,000	240,897
Non-compete agreements	2.08	50,000	35,105
Patents	0.08	400,000	393,353
Total		$8,912,000	$4,698,765

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2032, for the remaining periods is as follows:

For the remaining 9 months of the fiscal year ending April 30:	2018	$322,452
For the fiscal year ending April 30:	2019	423,721
	2020	411,406
	2021	403,199
	2022	395,578
	Thereafter	2,144,288
		$4,100,644

Amortization expense was $112,591 and $121,415 for the three months ended July 31, 2017 and 2016, respectively.

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made payments totaling $342,162 during fiscal year 2016.  The Company made payments totaling $273,672 during fiscal year 2017.  During fiscal year 2017 the Company decreased the estimated remaining payments expected to be paid under the agreement, which resulted in a decrease of $353,591 to the contingent consideration liability.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  The Company made one payment in the quarter ended July 31, 2017 in the amount of $45,875.  As of July 31, 2017, the contingent consideration liability was $494,436 compared to $523,818 at April 30, 2017.

Note F - Commitments and Contingencies

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

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets and goodwill, deferred taxes, contingent consideration and other commitments and litigation.  Actual results could materially differ from these estimates.

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

Inventories - Inventories are valued at cost.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or market.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company records these inventory reserves against the inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2017 and determined no impairment existed as of that date.  The step one analysis was performed using a combination of a market approach and an income approach based on a discounted cash flow approach.  The Company did not note any triggering events that might indicate an impairment during the three month period ended July 31, 2017.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As of July 31, 2017, there were no indicators of possible impairment of long-lived assets.

Income Tax - The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  The Company is subject to income taxes in both the U.S. and several foreign jurisdictions.  Significant

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company established a valuation allowance of $78,100 related to its foreign tax credit carry-forward at April 30, 2017.  The Company did not change the previous valuation allowance or establish any new valuation allowances at July 31, 2017.

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

Reclassifications - Certain reclassifications have been made to the previously reported 2017 financial statements to conform to the 2018 presentation.  There was no change to net income.

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue. In August 2015, the FASB amended the effective date to be annual reporting periods beginning after December 15, 2017, including interim periods within that year (effective the first quarter of the Company’s fiscal year ending April 30, 2019), with early adoption permitted for annual reporting periods beginning after December 15, 2016 including the interim period within that year. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. ASC 606 may be adopted on either a full retrospective or modified retrospective basis. The Company plans to adopt the ASU effective the first quarter of fiscal year ending April 30, 2019.  As the new standard will supersede all existing revenue guidance affecting the Company, it could impact the timing and amounts of revenue and costs recognized from customer contracts.  The Company continues to evaluate the impact that adoption of the standard will have on its consolidated financial statements including the preparation of expanded disclosures.  The Company plans to select a transition method as part of its implementation plan by the end of the current fiscal year.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average cost or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 and prospective application is required.  The Company adopted the ASU on May 1, 2017 and the adoption did not have an impact on our consolidated financial position or results of operations.

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

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

standard on its consolidated financial statements, the Company expects that upon adoption in the fiscal year ending April 30, 2020, it will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the ASU on May 1, 2017.  Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of income as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period.  The adoption of the ASU had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

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

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company does not expect this guidance to have a significant impact on its financial statements and plans to adopt ASU No. 2017-04 in its fiscal year ending April 30, 2018.

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

Note H - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of July 31, 2017, the Company had an outstanding note receivable and account receivable from that customer of approximately $888,000 and $1,429,000, respectively, compared to an outstanding note receivable and account receivable of approximately $888,000 and $1,271,000, respectively, at April 30, 2017.  As of July 31, 2017, inventory on hand related to this customer approximated $220,000 compared to $310,000 at April 30, 2017.  Sales to this customer have not been material for the three months ended July 31, 2017 or during fiscal year 2017.

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

On December 6, 2016, the Company extended the maturity of the promissory note to July 31, 2017.  The promissory note continues to bear interest at the rate of 8% per annum, payable

SigmaTron International, Inc.

July 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Related Parties - Continued

monthly.  As consideration, the Company received additional warrants under the agreement, which the Company currently believes have nil value.

On August 25, 2017, effective as of July 31, 2017, the Company and the customer entered into a new forbearance agreement.  The Company agreed to extend the maturity of the promissory note and forbear exercising its remedies until the earliest of a capital raise , the sale of the customer, or October 31, 2017, and to fund the customer’s operations while the customer explores its options by advancing a maximum of $315,000 through October 31, 2017, pursuant to a new promissory note that bears interest at 8% per annum.  Additionally, should the customer’s business be sold at a price exceeding the amount necessary to pay its creditors, the Company would receive a fee in addition to the debt owed to the Company.  The customer is obligated to pay proceeds of an account receivable to the Company on receipt, expected in October.  The forbearance period and maturity date of the notes expire on the earliest of a capital raise, the sale of the customer or October 31, 2017, but the Company has a unilateral right to extend the forbearance period and maturity of the notes and to make additional advances.

Management continues to assess whether the recorded accounts receivable, notes receivable and inventory are recoverable and whether reserves are necessary.  This assessment includes (1) the customer’s successful efforts to raise capital in the past; (2) orders that continue to come in from large big-box and online customers; and (3) an assessment of the value of the customer by an investment banker with significant experience in the customer’s industry.  The Company retains its priority position as a secured creditor in a potential sale, liquidation or bankruptcy filing by or against the customer.  Based on these factors, the Company believes the accounts receivable, notes receivable and inventory are recoverable.  However, in the event that the customer fails to sell its business or raise additional capital in the short term, the Company may not receive payment in full of the obligations owed by the customer or payments by the customer to the Company may be further delayed.  The Company will continue to monitor and assess any need to record a reserve against this obligation.

SigmaTron International, Inc.

July 31, 2017

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

SigmaTron International, Inc.

July 31, 2017

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three months ended July 31, 2017 and 2016, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The first quarter of fiscal year 2018 exhibited short term volatility, which was not anticipated by the Company.  In fact, as late as the end of June, the Company expected July revenue levels to mirror the higher revenue levels experienced in May and June.   Several customers shut down in July for a week or more and others pushed orders out several weeks.  The Company believes customers were adjusting inventory levels after a strong first half of the calendar year.  July results were disappointing; however, the strong revenue trend resurfaced in August. The Company anticipates it will have better results for the second quarter of fiscal 2018.

The Company has been encountering shortages in the component marketplace.  During the first quarter of fiscal year 2018 those shortages increased and they have affected the Company’s ability to meet some customer requirements. Customers continue to work with the Company on these situations. The Company is unsure as to when this will end and, in fact, the situation could continue to

SigmaTron International, Inc.

July 31, 2017

deteriorate.  The shortages that impacted the Company the most are in the semiconductor marketplace.  Most of those suppliers have indicated they will have additional capacity online by early next calendar year.

While the Company continues to experience margin pressures, it also continues to see more new opportunities than in the past.  Many of the opportunities are attractive and the Company will continue to work towards diversifying its customer base and the markets it serves.  If the general economy stays on its current path, the Company anticipates it will have the opportunity to continue to add new customers and business during fiscal year 2018.

Results of Operations:

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.5	90.3
Selling and administrative expenses	8.3	9.1
Total operating expenses	98.8	99.4
Operating income	1.2%	0.6%

Net Sales

Net sales increased for the three month period ended July 31, 2017 to $71,224,293 from $59,184,975 for the three month period ended July 31, 2016.    Sales volume increased for the three month period ended July 31, 2017 as compared to the prior year in the industrial electronics, gaming, fitness, medical/life science, semiconductor equipment and auto marketplaces.  During the three month period ended July 31, 2017, sales in the appliance, consumer electronics and telecommunications marketplaces decreased compared to the same period in the prior year.

Gross Profit

Gross profit dollars increased during the three month period ended July 31, 2017 to $6,757,054 or 9.5% of net sales compared to $5,770,234 or 9.7% of net sales for the same period in the prior fiscal year.  The increase in gross profit dollars for the three month period ended July 31, 2017 was primarily the result of increased sales in the majority of marketplaces the Company serves compared to the same period in the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,912,146 or 8.3% of net sales for the three month period ended July 31, 2017 compared to $5,359,535 or 9.1% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period

SigmaTron International, Inc.

July 31, 2017

ended July 31, 2017 was driven by increases in accounting,  general office salaries and other general administrative expenses.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in computer maintenance expense and property tax expense.

Interest Expense

Interest expense increased to $308,414 for the three month period ended July 31, 2017 compared to $243,243 for the same period in the prior fiscal year.    The increase in interest expense for the three month period ended July 31, 2017 was due to increased loan obligations and higher interest rates compared to the same period in the prior year.    Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax expense was $197,963 for the three month period ended July 31, 2017 compared to an income tax expense of $80,261 for the same period in the prior fiscal year.  The increase in income tax expense for the three month period ended July 31, 2017 compared to the same period in the previous year is the result of higher pretax income recognized in the U.S. and foreign jurisdictions.  The Company’s effective tax rate was 34.08% and 35.40% for the quarters ended July 31, 2017 and 2016, respectively.  The effective tax rate is lower for the quarter ended July 31, 2017 than the quarter ended July 31, 2016 due to the impact of lower tax rates in foreign jurisdictions and the blend of income by jurisdiction for the period ended  July 31, 2017.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2018 plans will continue to be, indefinitely reinvested, and as a result, no deferred tax liability was recorded at July 31, 2017.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $10,672,000 as of July 31, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

Net Income

Net income increased to $382,882 for the three month period ended July 31, 2017 compared to net income of $146,597 for the same period in the prior fiscal year.    Basic and diluted earnings per share for the first quarter of 2018 were $0.09 each, compared to basic and diluted earnings per share of $0.04 and $0.03, respectively, for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $399,269 for the three months ended July 31, 2017.  During the first three months of fiscal year 2018, cash flow provided by operating activities was primarily the result of an increase in accounts payable, net income, the non-cash effects of depreciation and amortization and a reduction in prepaid expenses and other expenses and accounts receivable.  The increase in accounts payable and reduction in accounts receivable was the result of timing of payments to vendors and collection of cash receipts from customers in the ordinary course of business.  Cash flow provided by operating activities was partially offset by an increase in inventory of $7,723,449.  The increase in inventory is the result of increasing customer orders.

SigmaTron International, Inc.

July 31, 2017

Cash flow used in operating activities was $1,863,643 for the three months ended July 31, 2016.  During the first three months of fiscal year 2017, cash flow used in operating activities was primarily the result of an increase in inventory of $4,763,160 and accounts receivable of $1,518,722.  Cash flow used in operating activities was partially offset by net income, an increase in accounts payable of $3,052,317 and the non-cash effects of depreciation and amortization.  The increase in inventory was the result of slower than expected demand for customer orders based on forecast.

Investing Activities.

During the first three months of fiscal year 2018,  the Company purchased $3,823,955 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2018.    The Company anticipates purchases will be funded by lease transactions and its senior secured credit facility.

During the  three months of fiscal year 2017,  the Company purchased $1,244,331 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,261,155 during the balance of fiscal year 2017.

Financing Activities.

Cash provided by financing activities was $1,888,654 for the three months ended July 31, 2017.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Cash provided by financing activities was $2,923,306 for the three months ended July 31, 2016.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the fixed rate of four percent or LIBOR plus one and one half percent (effectively 2.75% at July  31, 2017).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $207,647 were capitalized in the fourth quarter of fiscal 2017 and will be amortized over the term of the agreement.  As of July  31, 2017, there was $24,996,309 outstanding and $10,003,691 of unused availability under the credit facility agreement compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At July  31, 2017, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd.  could borrow up to 5,000,000 Renminbi and the facility was

SigmaTron International, Inc.

July 31, 2017

collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest was payable monthly and the facility had a fixed interest rate of 6.67%.  The facility was due to expire on August 3, 2017.  The credit facility was closed as of March 1, 2017. There was no outstanding balance under the facility at July  31, 2017 or April 30, 2017.

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at July  31, 2017 or April 30, 2017.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.    On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.50% at July 31, 2017) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,546,000 and $2,574,500 at July 31, 2017 and April 30, 2017, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,083,750 and $1,096,500 at July 31, 2017 and April 30, 2017, respectively.

Note Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $537,288 and $567,138 at July 31, 2017 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $319,034 and $335,825 at July  31, 2017 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017

SigmaTron International, Inc.

July 31, 2017

and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $636,100 at July  31, 2017.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $3,951,842 and $3,627,760 at July 31, 2017 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $5,225,480 and $4,713,044 at July 31, 2017 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,334,749 and $1,448,269 at July 31, 2017 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $1,893,691 and $1,946,026 at July 31, 2017 and April 30, 2017, respectively.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three month period ended July 31, 2017 and 2016 was $25,383 and $19,395, respectively.    In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.    The balance of deferred rent at July 31, 2017 was $525,290 compared to $550,672 at April 30, 2017.

SigmaTron International, Inc.

July 31, 2017

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three month period ended July 31, 2017 and 2016 was $33,577 and $30,860, respectively.  The balance of deferred rent at July 31, 2017 was $191,387 compared to  $224,964 at April 30, 2017.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the three month period ended July 31, 2017 resulted in a foreign currency  transaction loss of $19,623 compared to a foreign currency transaction loss of approximately $106,862 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first three months of fiscal year 2018, the Company’s U.S. operations paid approximately $13,550,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2018 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability was recorded at July  31, 2017.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $10,672,000 as of July 31, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

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

SigmaTron International, Inc.

July 31, 2017

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

Tabular Disclosure of Contractual Obligations:

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July  31, 2017.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July  31, 2017.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2017, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. None of COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 Framework by a specified date. We are currently performing an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 Framework. Until such time as such analysis and any related transition to the 2013 Framework is complete, we will continue to use the 1992 Framework in connection with our assessment of internal control.  The Company anticipates the transition will be completed in fiscal year 2018.

SigmaTron International, Inc.

July 31, 2017

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings.

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

Item 1A.            Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

July 31, 2017

Item 6.Exhibits.

10.1	Promissory Note, entered into June 1, 2017, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM, E.N.R. “HOLDER”) and SigmaTron International, Inc. (“The Maker”).

10.2	Lease No. 013, entered into July 6, 2017, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

July 31, 2017

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 13, 2017

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 13, 2017

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)