Form 10-Q
period 2017-10-31
SIGMATRON INTERNATIONAL INC
filed 2017-12-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 8,  2017:  4,210,563

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	October 31,
	2017	April 30,
	(Unaudited)	2017

Current assets:
Cash and cash equivalents	$2,443,852	$3,493,324
Accounts receivable, less allowance for doubtful
accounts of $100,000 at October 31, 2017 and April 30, 2017,
respectively	26,614,409	26,656,871
Inventories, net	80,955,631	73,571,238
Prepaid expenses and other assets	1,725,393	2,971,087
Refundable income taxes	559,341	339,791
Notes receivable	1,202,531	887,531
Other receivables	1,319,273	1,112,071

Total current assets	114,820,430	109,031,913

Property, machinery and equipment, net	35,765,579	33,008,714

Intangible assets, net of amortization of $4,918,840 and
$4,698,765 at October 31, 2017 and April 30, 2017, respectively	3,993,160	4,213,235
Goodwill	3,222,899	3,222,899
Deferred income taxes	554,658	236,087
Other assets	1,102,564	1,472,816

Total other long-term assets	8,873,281	9,145,037

Total assets	$159,459,290	$151,185,664

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$45,468,809	$44,859,344
Accrued wages	5,051,594	4,489,602
Accrued expenses	1,995,953	3,623,106
Income taxes payable	253,405	69,868
Current portion of long-term debt	1,560,190	351,562
Current portion of capital lease obligations	2,151,333	1,711,204
Current portion of contingent consideration	251,756	286,240
Current portion of deferred rent	238,853	220,288

Total current liabilities	56,971,893	55,611,214

Long-term debt, less current portion	32,350,865	27,192,246
Capital lease obligations, less current portion	4,043,264	3,364,825
Contingent consideration, less current portion	192,112	237,578
Deferred rent, less current portion	418,863	555,348
Other long-term liabilities	1,016,002	991,017
Deferred income taxes	1,348,550	1,361,291

Total long-term liabilities	39,369,656	33,702,305

Total liabilities	96,341,549	89,313,519

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,202,813 and 4,195,813 shares issued and
outstanding at October 31, 2017 and April 30, 2017, respectively	41,772	41,702
Capital in excess of par value	23,079,064	22,952,535
Retained earnings	39,996,905	38,877,908

Total stockholders' equity	63,117,741	61,872,145

Total liabilities and stockholders' equity	$159,459,290	$151,185,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of  Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$72,959,074	$66,159,586	$144,183,367	$125,344,917
Cost of products sold	65,855,506	60,340,917	130,322,745	113,755,658

Gross profit	7,103,568	5,818,669	13,860,622	11,589,259

Selling and administrative expenses	5,642,273	5,555,385	11,554,419	10,915,276

Operating income	1,461,295	263,284	2,306,203	673,983

Other income	(35,815)	(39,870)	(80,166)	(99,272)
Interest expense	345,656	276,538	654,070	519,781
Income from operations before income tax expense	1,151,454	26,616	1,732,299	253,474

Income tax expense (benefit)	415,339	(6,679)	613,302	73,582

Net income	$736,115	$33,295	$1,118,997	$179,892

Earnings per share - basic	$0.18	$0.01	$0.27	$0.04

Earnings per share - diluted	$0.17	$0.01	$0.26	$0.04

Weighted average shares of common stock outstanding
Basic	4,201,442	4,185,752	4,198,714	4,184,854

Weighted average shares of common stock outstanding
Diluted	4,326,854	4,225,874	4,302,977	4,225,844

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$1,118,997	$179,892

Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	2,560,202	2,515,400
Stock-based compensation	83,659	169,963
Restricted stock expense	-	10,274
Deferred income tax expense (benefit)	(331,312)	152
Amortization of intangible assets	220,075	244,280
Amortization of financing fees	23,757	22,475
Fair value adjustment of contingent consideration	32,201	(96,627)
Loss from disposal or sale of machinery and equipment	191	29,819

Changes in assets and liabilities
Accounts receivable	42,462	(3,396,989)
Inventories	(7,384,393)	(2,305,356)
Prepaid expenses and other assets	1,458,244	820,534
Refundable income taxes	(219,550)	(118,820)
Income taxes payable	183,537	55,496
Trade accounts payable	609,465	1,308,064
Deferred rent	(117,920)	(100,509)
Accrued expenses and wages	(1,089,676)	(651,825)

Net cash used in operating activities	(2,810,061)	(1,313,777)

Cash flows from investing activities
Purchases of machinery and equipment	(3,232,111)	(1,901,654)

Net cash used in investing activities	(3,232,111)	(1,901,654)

Cash flows from financing activities
Advances on notes receivable	(315,000)	-
Proceeds from the exercise of common stock options	42,940	4,320
Proceeds from Employee stock purchases	-	8,347
Proceeds under equipment note	943,136	-
Payments of contingent consideration	(112,151)	(144,154)
Payments under capital lease and sale leaseback agreements	(966,579)	(815,127)
Payments under equipment note	(125,085)	-
Payments under building notes payable	(82,500)	(82,500)
Borrowings under lines of credit	9,298,262	41,780,402
Payments under lines of credit	(3,675,691)	(38,540,132)
Payments of financing fees	(14,632)	-

Net cash provided by financing activities	4,992,700	2,211,156

Change in cash and cash equivalents	(1,049,472)	(1,004,275)
Cash and cash equivalents at beginning of period	3,493,324	4,325,268

Cash and cash equivalents at end of period	$2,443,852	$3,320,993

Supplementary disclosures of cash flow information
Cash paid for interest	$571,537	$520,012
Cash paid for income taxes	987,734	212,592
Purchase of machinery and equipment financed
under capital leases	2,085,149	1,159,851
Financing of insurance policy	49,500	271,113

SigmaTron International, Inc.

October 31, 2017

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2018.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017.

Note B - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2017	2017

Finished products	$21,213,051	$20,291,768
Work-in-process	1,642,188	1,795,852
Raw materials	59,342,433	52,748,542
	82,197,672	74,836,162
Less excess and obsolescence reserve	(1,242,041)	(1,264,924)
	$80,955,631	$73,571,238

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Net income	$736,115	$33,295	$1,118,997	$179,892
Weighted-average shares
Basic	4,201,442	4,185,752	4,198,714	4,184,854
Effect of dilutive stock options	125,412	40,122	104,263	40,990

Diluted	4,326,854	4,225,874	4,302,977	4,225,844

Basic earnings per share	$0.18	$0.01	$0.27	$0.04

Diluted earnings per share	$0.17	$0.01	$0.26	$0.04

Options to purchase 359,763 and 366,763 shares of common stock were outstanding at October 31, 2017 and 2016, respectively.  There were no options granted during the six month periods ended October 31, 2017 and 2016, respectively.  The Company recognized $0 and $82,731 in stock option expense for the three month periods ended October 31, 2017 and 2016, respectively.    The Company recognized $83,659 and $166,404 in stock option expense for the six month periods ended October 31, 2017 and 2016, respectively.    The balance of unrecognized compensation expense related to the Company’s stock option plans was $0 and $246,479 at October 31, 2017 and 2016, respectively.  There were no anti-dilutive common stock equivalents outstanding during the three and six month periods ended October 31, 2017.  There were 35,067 and 29,500 anti-dilutive common stock equivalents outstanding during the three and six month periods ended October 31, 2016 which were excluded from the calculation of diluted earnings per share.

On October 1, 2016, the Company issued 11,250 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2017.  The Company recognized no compensation expense with respect to such shares for the three and six month periods ended October 31, 2017.  The Company recognized $10,274 in compensation expense for the three and six month periods ended October 31, 2016.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.  The Company recorded $0 and $1,677 in compensation expense for the three months ended October 31, 2017 and 2016 respectively.  The Company recorded $0 and $3,559 in compensation expense for the six months ended October 31, 2017 and 2016 respectively.  During the three months ended October 31, 2017 and 2016, the Company recorded $0 and $1,472, respectively, to stockholders’

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity - Continued

equity relating to purchases under the ESPP.  During the six months ended October 31, 2017 and 2016, the Company recorded $0 and $8,347, respectively, to stockholders’ equity relating to purchases under the ESPP.

Note D - Long-term Debt

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the fixed rate of four percent or LIBOR plus one and one half percent (effectively 2.775% at October 31, 2017).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $14,632 and $207,647 were capitalized in the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, respectively, which are amortized over the term of the agreement.  There were no deferred financing costs capitalized in the second quarter of fiscal 2018.  As of October 31, 2017 and April 30, 2017 the unamortized amount included in other assets was $196,346 and $204,186, respectively.  As of October 31, 2017, there was $28,801,000 outstanding and $6,199,000 of unused availability under the credit facility agreement compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At October 31, 2017, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd. could borrow up to 5,000,000 Renminbi and the facility was collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest was payable monthly and the facility had a fixed interest rate of 6.67%.  The facility was due to expire on August 3, 2017.  The credit facility was closed as of March 1, 2017. There was no outstanding balance under the facility at October 31, 2017 or April 30, 2017.

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at October 31, 2017 or April 30, 2017.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.625% at October 31, 2017) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,517,500 and $2,574,500 at October 31, 2017 and April 30, 2017, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,071,000 and $1,096,500 at October 31, 2017 and April 30, 2017, respectively.

Note Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $507,439 and $567,138 at October 31, 2017 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $302,243 and $335,825 at October 31, 2017 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $604,295 at October 31, 2017.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $307,036 at October 31, 2017.

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

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $3,612,558 and $3,627,760 at October 31, 2017 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $5,083,596 and $4,713,044 at October 31, 2017 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,219,552 and $1,448,269 at October 31, 2017 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $1,841,357 and $1,946,026 at October 31, 2017 and April 30, 2017, respectively.

From September 2017 through October 2017, the Company entered into various capital sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $1,432,114.  The terms of the lease agreements extend to August 2021 through September 2021 with monthly installment payments ranging from $12,912 to $20,093 and a fixed interest rate ranging from 5.82% through 6.37%.  The balance outstanding under these capital lease agreements was $1,362,487 at October 31, 2017.  The net book value of the equipment under these leases was $1,374,731 at October 31, 2017.

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three and six months ended October 31, 2017 and 2016, respectively.

Other Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2017 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	9.58	4,690,000	1,422,770
Backlog	-	22,000	22,000
Trade names	14.58	980,000	265,395
Non-compete agreements	1.58	50,000	38,675
Patents	-	400,000	400,000
Total		$8,912,000	$4,918,840

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2017, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	10.08	4,690,000	1,237,410
Backlog	-	22,000	22,000
Trade names	15.08	980,000	240,897
Non-compete agreements	2.08	50,000	35,105
Patents	0.08	400,000	393,353
Total		$8,912,000	$4,698,765

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2032, for the remaining periods is as follows:

For the remaining 6 months of the fiscal year ending April 30:	2018	$214,968
For the fiscal years ending April 30:	2019	423,721
	2020	411,406
	2021	403,199
	2022	395,578
	Thereafter	2,144,288
		$3,993,160

Amortization expense was $107,484 and $122,865 for the three months ended October 31, 2017 and 2016, respectively.  Amortization expense was $220,075 and $244,280 for the six months ended October 31, 2017 and 2016, respectively.

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company made payments totaling $342,162 during fiscal year 2016.  The Company made payments totaling $273,672 during fiscal year 2017.  During fiscal year 2017 the Company decreased the estimated remaining payments expected to be paid under the agreement, which resulted in a decrease of $353,591 to the contingent consideration liability.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  The Company made one payment in the quarter ended July 31, 2017 in the amount of $45,875 and one payment in the quarter ended October 31, 2017 in the amount of $66,276.  As of October 31, 2017, the contingent consideration liability was $443,868 compared to $523,818 at April 30, 2017.

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

SigmaTron International, Inc.

October 31, 2017

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

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

of February 1, 2017 and determined no impairment existed as of that date.  The step one analysis was performed using a combination of a market approach and an income approach based on a discounted cash flow approach.  The Company did not note any triggering events that might indicate an impairment during the three and six month periods ended October 31, 2017.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As of October 31, 2017, there were no indicators of possible impairment of long-lived assets.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

income tax assets to an amount more likely than not to be realized.  The Company established a valuation allowance of $78,100 related to its foreign tax credit carry-forward at April 30, 2017.  The Company did not change the previous valuation allowance or establish any new valuation allowances at October 31, 2017.

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

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue. In August 2015, the FASB amended the effective date to be annual reporting periods beginning after December 15, 2017, including interim periods within that year (effective the first quarter of the Company’s fiscal year ending April 30, 2019), with early adoption permitted for annual reporting periods beginning after December 15, 2016 including the interim period within that year. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. ASC 606 may be adopted on either a full retrospective or modified retrospective basis. The Company plans to adopt the ASU effective the first quarter of fiscal year ending April 30, 2019.  As the new standard will supersede all existing revenue guidance affecting the Company, it could impact the timing and amounts of revenue and costs recognized from customer contracts.  The Company, along with its third-party advisor, is currently performing an analysis to determine the impact the new standard will have on its consolidated financial statements. This includes reviewing the terms and conditions included in its contracts with customers and evaluating which, if any, practical expedients the Company will elect upon adoption. The Company expects that the disclosures in the notes to its

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

consolidated financial statements related to revenue recognition will be expanded under the new standards. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company has not yet concluded upon its selection of the transition method but plans to select a transition method by the end of the third quarter of the current fiscal year.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average cost or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin.  ASU No. 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 and prospective application is required.  The Company adopted the ASU on May 1, 2017 and the adoption did not have an impact on its consolidated financial position or results of operations.

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

SigmaTron International, Inc.

October 31, 2017

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

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of October 31, 2017, the Company had an outstanding note receivable and account receivable from that customer of approximately $1,200,000 and $1,356,000, respectively, compared to an outstanding note receivable and account receivable of approximately $888,000 and $1,271,000, respectively, at April 30, 2017.  As of October 31, 2017, inventory on hand related to this customer approximated $208,000 compared to $310,000 at April 30, 2017.  Sales to this customer have not been material for the three and six months ended October 31, 2017 or during fiscal year 2017.

On January 29, 2016, the Company entered into a memorandum of understanding with this customer.  Under the subsequent agreement, effective January 29, 2016, the then outstanding account receivable of approximately $888,000 was converted into a short-term promissory note.  The promissory note bears interest at the rate of 8% per annum, payable at the maturity of the promissory note.  The promissory note was scheduled to mature at the earlier of October 31, 2016, or within 10 days after the customer obtains certain equity financing, or at the closing of a sale of substantially all of the customer’s stock or assets.  As additional consideration, the Company received warrants under the agreement.  The warrants are ten years in duration and may be exercised at an exercise price of $0.01 per share and for a number of shares determined pursuant to the warrant, expected to be, at a minimum, approximately 1% of the customer’s then – outstanding equity securities.  The Company believes the warrants have nil value.  Further, the Company was granted a security interest in the customer’s accounts receivable and authority to access and be a signatory on the customer’s deposit accounts.

On December 6, 2016, the Company extended the maturity of the promissory note to July 31, 2017.  The promissory note continues to bear interest at the rate of 8% per annum, payable monthly.  As consideration, the Company received additional warrants under the agreement, which the Company currently believes have nil value.

On August 25, 2017, effective as of July 31, 2017, the Company and the customer entered into a new forbearance agreement.  The Company agreed to extend the maturity of the promissory note and forbear exercising its remedies until the earliest of a capital raise, the sale of the customer, or October 31, 2017, and to fund the customer’s operations while the customer explores its options by advancing a maximum of $315,000 through October 31, 2017, pursuant to a new promissory note that bears interest at 8% per annum.  Additionally, should the customer’s business be sold at a price exceeding $5,000,000 and the amount necessary to pay its creditors, the Company would receive a fee in addition to the debt owed to the Company.  The forbearance period and maturity date of the notes expired on the earliest of a capital raise, the sale of the customer or October 31, 2017, but the Company has a unilateral right to extend the forbearance period and maturity of the notes and to make additional advances.

On October 27, 2017, while the preparation of a private placement memorandum for the sale of the customer was underway, the Company extended the forbearance period and maturity of the notes until November 30, 2017.  The Company advanced the customer $315,000 in the second fiscal quarter and

SigmaTron International, Inc.

October 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Related Parties - Continued

$105,000 to fund working capital through the month of November, 2017.  On December 1, 2017 the Company extended the forbearance period and maturity of the notes to December 31, 2017 and advanced the customer $105,000 to fund working capital through the month of December, 2017.

Management continues to assess whether the recorded accounts receivable, notes receivable and inventory are recoverable and whether reserves are necessary.  The Company is primarily relying on an assessment of the value of the customer by an investment banker with significant experience in the customer’s industry.  The Company retains its priority position as a secured creditor in a potential sale, liquidation or bankruptcy filing by or against the customer.  Based on these factors, the Company believes the accounts receivable, notes receivable and inventory are recoverable.  However, in the event that the customer fails to sell its business or raise additional capital in the short term, the Company may not receive payment in full of the obligations owed by the customer or payments by the customer to the Company may be further delayed.  The Company will continue to monitor and assess any need to record a reserve against this obligation.

SigmaTron International, Inc.

October 31, 2017

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

October 31, 2017

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and six months ended October 31, 2017 and 2016, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company had a good quarter in terms of both revenue growth and bottom line growth.  Revenues increased modestly and net income increased significantly from the first quarter of 2018.  However, the Company continues to encounter shortages in the component marketplace, primarily with semiconductor products.  These shortages negatively affected the Company’s revenue in the second fiscal quarter and the Company anticipates these shortages will continue during the third fiscal quarter.  The shortages have not only negatively impacted the Company’s ability to assemble and ship finished goods, but in some cases there were price increases which required customer approval and slowed down production.  The Company is heading into what has historically been a slower quarter, driven by the calendar year end, holidays and customers adjusting inventory for their year-end.  While the third fiscal quarter may reflect some slowing in the short-term, the Company has landed several new significant customers and their business is projected to start during the Company’s fourth fiscal

SigmaTron International, Inc.

October 31, 2017

quarter.  The Company continues to see positive trends going forward and is optimistic for the balance of this fiscal year.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	90.3	91.2	90.4	90.8
Selling and administrative expenses	7.7	8.4	8.0	8.7
Total operating expenses	98.0	99.6	98.4	99.5
Operating income	2.0%	0.4%	1.6%	0.5%

Net Sales

Net sales increased for the three month period ended October 31, 2017 to $72,959,074 from $66,159,586 for the three month period ended October 31, 2016.    Net sales increased for the six month period ended October 31, 2017 to $144,183,367 from $125,344,917 for the same period in the prior year.  Sales volume increased for the three and six month periods ended October 31, 2017 as compared to the prior year in the industrial electronics, fitness, gaming, auto and medical/life science marketplaces.  During the three and six month periods ended October 31, 2017, sales in the appliance and telecommunications marketplaces decreased compared to the same period in the prior year.  Sales in the first six months increased due to increasing demand from existing and new customers.

Gross Profit

Gross profit increased during the three month period ended October 31, 2017 to $7,103,568 or 9.7% of net sales compared to $5,818,669 or 8.8% of net sales for the same period in the prior fiscal year.  Gross profit increased for the six month period ended October 31, 2017 to $13,860,622 or 9.6% of net sales compared to $11,589,259 or 9.2% of net sales for the same period in the prior fiscal year.  The increase in gross profit for the six month period ended October 31, 2017 was primarily the result of increased sales in the majority of marketplaces the Company serves compared to the same period in the prior year and product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,642,273 or 7.7% of net sales for the three month period ended October 31, 2017 compared to $5,555,385 or 8.4% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period

SigmaTron International, Inc.

October 31, 2017

ended October 31, 2017 was driven by increases in general office salaries and bonus expenses.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in accounting professional fees and other general administrative expenses.  Selling and administrative expenses increased to $11,554,419 or 8.0% of net sales for the six month period ended October 31, 2017 compared to $10,915,276 or 8.7% of net sales for the same period in the prior fiscal year.  This increase was primarily due to an increase in general office salaries.

Interest Expense

Interest expense increased to $345,656 for the three month period ended October 31, 2017 compared to $276,538 for the same period in the prior fiscal year.    Interest expense for the six month period ended October 31, 2017 was $654,070 compared to $519,781 for the same period in the prior fiscal year.  The increase in interest expense for the three and six month periods ended October 31, 2017 was due to increased loan obligations and higher interest rates compared to the same period in the prior year.    Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax expense was $415,339 for the three month period ended October 31, 2017 compared to an income tax benefit of $6,679 for the same period in the prior fiscal year.  The increase in income tax expense for the three month period ended October 31, 2017 compared to the same period in the previous year is the result of significantly higher pretax income recognized in the U.S.  The Company’s effective tax rate was 36.07% and negative 25.1% for the quarters ended October 31, 2017 and 2016, respectively.  The effective tax rate is higher for the quarter ended October 31, 2017 than the quarter ended October 31, 2016 due to more income recognized in high tax rate jurisdictions for the period ended October 31, 2017.  The income tax expense was $613,302 for the six month period ended October 31, 2017 compared to income tax expense of $73,582 for the same period in the prior year.  The Company’s effective tax rate was 35.4% and 29.0% for the six months ended October 31, 2017 and 2016, respectively.  The effective tax rate is higher for the six month period ended October 31, 2017 compared to the same period in the previous year due to more income recognized in high tax rate jurisdictions for the period ended October 31, 2017.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal year 2018 plans will continue to be, indefinitely reinvested, and as a result, no deferred tax liability was recorded at October 31, 2017.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $10,273,000 as of October 31, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

Net Income

Net income increased to $736,115 for the three month period ended October 31, 2017 compared to net income of $33,295 for the same period in the prior fiscal year.    Net income increased to $1,118,997 for the six month period ended October 31, 2017 compared to net income of $179,892 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the second quarter of 2018 were $0.18 and $0.17 each, respectively, compared to basic and diluted earnings per share of $0.01 each for the same period in the prior fiscal year.  Basic and diluted earnings per share for the six month period ended October 31, 2017 were $0.27 and $0.26,  respectively, compared to basic and diluted earnings

SigmaTron International, Inc.

October 31, 2017

per share of $0.04 each for the same period in the prior fiscal year.  The increases in net income and earnings per share are due to the results of operations described above, mainly from an increase in net sales.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $2,810,061 for the six months ended October 31, 2017.  During the first six months of fiscal year 2018, cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $7,384,393 and a decrease in accrued expenses and wages of $1,089,676.  The increase in inventory is the result of an increase in customer orders and in some cases orders being pushed out. Further, capacity issues in the component industry are making it difficult to obtain some components to complete assemblies for shipping. Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, decrease in prepaid expenses and other, net income and the non-cash effects of depreciation and amortization.

Cash flow used in operating activities was $1,313,777 for the six months ended October 31, 2016.  During the first six months of fiscal year 2017, cash flow used in operating activities was primarily the result of an increase in inventory of $2,305,356 and accounts receivable of $3,396,989.  Cash flow used in operating activities was partially offset by net income, an increase in accounts payable of $1,308,064 and the non-cash effects of depreciation and amortization.  The increase in inventory was the result of slower than expected demand for customer orders based on forecast.  The increase in accounts receivable was due to the timing of customer payments in the ordinary course of business.

Investing Activities.

During the first six months of fiscal year 2018,  the Company purchased $3,232,111 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2018.    The Company anticipates purchases will be funded by lease transactions and its senior secured credit facility.

During the  six months of fiscal year 2017,  the Company purchased $1,901,654 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $1,603,832 during the balance of fiscal year 2017.

Financing Activities.

Cash provided by financing activities was $4,992,700 for the six months ended October 31, 2017.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit and proceeds under equipment notes.

Cash provided by financing activities was $2,211,156 for the six months ended October 31, 2016.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

SigmaTron International, Inc.

October 31, 2017

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the fixed rate of four percent or LIBOR plus one and one half percent (effectively 2.775% at October 31, 2017).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $14,632 and $207,647 were capitalized in the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, respectively, which are amortized over the term of the agreement.  There were no deferred financing costs capitalized in the second quarter of fiscal 2018.  As of October 31, 2017 and April 30, 2017 the unamortized amount included in other assets was $196,346 and $204,186, respectively.  As of October 31, 2017, there was $28,801,000 outstanding and $6,199,000 of unused availability under the credit facility agreement compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At October 31, 2017, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On August 4, 2015, the Company’s wholly-owned subsidiary, Wujiang SigmaTron Electronics Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement Wujiang SigmaTron Electronics Co., Ltd. could borrow up to 5,000,000 Renminbi and the facility was collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest was payable monthly and the facility had a fixed interest rate of 6.67%.  The facility was due to expire on August 3, 2017.  The credit facility was closed as of March 1, 2017. There was no outstanding balance under the facility at October 31, 2017 or April 30, 2017.

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at October 31, 2017 or April 30, 2017.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note requires the Company to pay monthly principal payments in the amount of $9,500, bears an interest rate of LIBOR plus two and one-quarter percent (effectively 3.625% at October 31, 2017) and is payable over a sixty month period.  A final payment of approximately $2,289,500 is due on or before November 8, 2019.  The outstanding balance was $2,517,500 and $2,574,500 at October 31, 2017 and April 30, 2017, respectively.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design

SigmaTron International, Inc.

October 31, 2017

center in Elgin, Illinois.  The Wells Fargo, N.A. note requires the Company to pay monthly principal payments in the amount of $4,250, bears interest at a fixed rate of 4.5% per year and is payable over a sixty month period.  A final payment of approximately $1,030,000 is due on or before October 2018.  The outstanding balance was $1,071,000 and $1,096,500 at October 31, 2017 and April 30, 2017, respectively.

Note Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $507,439 and $567,138 at October 31, 2017 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $302,243 and $335,825 at October 31, 2017 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $604,295 at October 31, 2017.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $307,036 at October 31, 2017.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $3,612,558 and $3,627,760 at October 31, 2017 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $5,083,596 and $4,713,044 at October 31, 2017 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,219,552 and $1,448,269 at October 31, 2017 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $1,841,357 and $1,946,026 at October 31, 2017 and April 30, 2017, respectively.

SigmaTron International, Inc.

October 31, 2017

From September 2017 through October 2017, the Company entered into various capital sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $1,432,114.  The terms of the lease agreements extend to August 2021 through September 2021 with monthly installment payments ranging from $12,912 to $20,093 and a fixed interest rate ranging from 5.82% through 6.37%.  The balance outstanding under these capital lease agreements was $1,362,487 at October 31, 2017.  The net book value of the equipment under these leases was $1,374,731 at October 31, 2017.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and six month periods ended October 31, 2017 was $25,383 and $50,765, respectively.    The amount of the deferred rent income recorded for the three and six month periods ended October 31, 2016 was $19,395 and $38,790, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.    The balance of deferred rent at October 31, 2017 was $499,907 compared to $550,672 at April 30, 2017.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three and six month periods ended October 31, 2017 was $33,577 and $67,154, respectively.    The amount of the deferred rent income for the three and six month periods ended October 31, 2016 was $30,860 and $61,719, respectively.  The balance of deferred rent at October 31, 2017 was $157,809 compared to  $224,964 at April 30, 2017.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the six month period ended October 31, 2017 resulted in a foreign currency  transaction gain of $78,503 compared to a foreign currency transaction loss of approximately $197,614 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first six months of fiscal year 2018, the Company’s U.S. operations paid approximately $25,770,000 to its foreign subsidiaries for services provided.

The Company has not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been, and under fiscal April 30, 2018 plans, will continue to be indefinitely reinvested, and as a result, no deferred tax liability was recorded at October  31, 2017.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $10,273,000 as of October 31, 2017.  The amount of U.S. income taxes on these earnings is impractical to compute due to the complexities of the hypothetical calculation.

SigmaTron International, Inc.

October 31, 2017

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October  31, 2017.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October  31, 2017.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended October 31, 2017, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework

SigmaTron International, Inc.

October 31, 2017

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

October 31, 2017

Item 6.Exhibits.

10.1

Lease No. 1, entered into September 13, 2017, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

10.2	Lease No. 2, entered into October 9, 2017, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

10.3	Promissory Note, entered into October 12, 2017, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM, E.N.R. “HOLDER”) and SigmaTron International, Inc. (“The Maker”).

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

October 31, 2017

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 12, 2017

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 12, 2017

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)