Form 10-Q
period 2018-01-31
SIGMATRON INTERNATIONAL INC
filed 2018-03-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 12,  2018:  4,215,258

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	January 31,
	2018	April 30,
	(Unaudited)	2017

Current assets:
Cash and cash equivalents	$2,543,294	$3,493,324
Accounts receivable, less allowance for doubtful
accounts of $100,000 at January 31, 2018 and April 30, 2017,
respectively	26,685,952	26,656,871
Inventories, net	86,257,520	73,571,238
Prepaid expenses and other assets	2,427,051	2,971,087
Refundable and prepaid income taxes	1,785,672	339,791
Notes receivable	1,517,531	887,531
Other receivables	713,259	1,112,071

Total current assets	121,930,279	109,031,913

Property, machinery and equipment, net	35,734,560	33,008,714

Intangible assets, net of amortization of $5,026,324 and
$4,698,765 at January 31, 2018 and April 30, 2017, respectively	3,885,676	4,213,235
Goodwill	3,222,899	3,222,899
Deferred income taxes	282,979	236,087
Other assets	1,075,961	1,472,816

Total other long-term assets	8,467,515	9,145,037

Total assets	$166,132,354	$151,185,664

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$46,264,080	$44,859,344
Accrued wages	4,670,869	4,489,602
Accrued expenses	2,259,194	3,623,106
Income taxes payable	-	69,868
Current portion of long-term debt	655,190	351,562
Current portion of capital lease obligations	2,257,069	1,711,204
Current portion of contingent consideration	273,907	286,240
Current portion of deferred rent	233,867	220,288

Total current liabilities	56,614,176	55,611,214

Long-term debt, less current portion	39,115,981	27,192,246
Income taxes payable	473,000	-
Capital lease obligations, less current portion	4,221,697	3,364,825
Contingent consideration, less current portion	59,395	237,578
Deferred rent, less current portion	362,839	555,348
Other long-term liabilities	1,105,810	991,017
Deferred income taxes	977,300	1,361,291

Total long-term liabilities	46,316,022	33,702,305

Total liabilities	102,930,198	89,313,519

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,215,258 and 4,195,813 shares issued and
outstanding at January 31, 2018 and April 30, 2017, respectively	41,896	41,702
Capital in excess of par value	23,132,017	22,952,535
Retained earnings	40,028,243	38,877,908

Total stockholders' equity	63,202,156	61,872,145

Total liabilities and stockholders' equity	$166,132,354	$151,185,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of  Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$65,733,723	$62,164,167	$209,917,090	$187,509,084
Cost of products sold	59,836,383	56,477,208	190,159,128	170,232,866

Gross profit	5,897,340	5,686,959	19,757,962	17,276,218

Selling and administrative expenses	5,637,680	5,353,020	17,192,099	16,268,296

Operating income	259,660	333,939	2,565,863	1,007,922

Other income	(48,052)	(28,536)	(128,218)	(127,808)
Interest expense	423,584	273,439	1,077,654	793,220
(Loss) income from operations before income tax expense	(115,872)	89,036	1,616,427	342,510

Income tax (benefit) expense	(147,210)	136,888	466,092	210,470

Net income (loss)	$31,338	$(47,852)	$1,150,335	$132,040

Earnings (loss) per share - basic	$0.01	$(0.01)	$0.27	$0.03

Earnings (loss) per share - diluted	$0.01	$(0.01)	$0.27	$0.03

Weighted average shares of common stock outstanding
Basic	4,209,566	4,186,813	4,202,331	4,185,507

Weighted average shares of common stock outstanding
Diluted	4,356,509	4,186,813	4,325,197	4,223,395

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$1,150,335	$132,040

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization	3,844,692	3,764,227
Stock-based compensation	83,659	252,722
Restricted stock expense	-	40,762
Deferred income tax (benefit)	(430,883)	(391,533)
Amortization of intangible assets	327,559	367,145
Amortization of financing fees	42,347	33,713
Fair value adjustment of contingent consideration	(15,247)	(106,519)
Loss from disposal or sale of machinery and equipment	20,011	40,811

Changes in assets and liabilities
Accounts receivable	(29,081)	(2,871,723)
Inventories	(12,686,282)	(722,244)
Prepaid expenses and other assets	1,626,212	443,331
Refundable and prepaid income taxes	(1,445,881)	75,478
Income taxes payable	403,132	258,451
Trade accounts payable	1,404,736	845,457
Deferred rent	(178,930)	(152,575)
Accrued expenses and wages	(1,354,361)	(1,139,155)

Net cash (used in) provided by operating activities	(7,237,982)	870,388

Cash flows from investing activities
Purchases of machinery and equipment	(3,651,304)	(3,213,323)

Net cash used in investing activities	(3,651,304)	(3,213,323)

Cash flows from financing activities
Advances on notes receivable	(630,000)	-
Proceeds from the exercise of common stock options	96,017	4,320
Proceeds from Employee stock purchases	-	8,347
Proceeds under equipment notes	943,136	596,987
Payments of contingent consideration	(175,269)	(217,242)
Payments under capital lease and sale leaseback agreements	(1,536,508)	(1,187,249)
Payments under equipment notes	(203,531)	-
Proceeds under building notes payable	7,000,000	-
Payments under building notes payable	(3,671,000)	(123,750)
Borrowings under lines of credit	15,613,799	59,681,666
Payments under lines of credit	(7,345,462)	(57,648,175)
Payments of financing fees	(151,926)	-

Net cash provided by financing activities	9,939,256	1,114,904

Change in cash and cash equivalents	(950,030)	(1,228,031)
Cash and cash equivalents at beginning of period	3,493,324	4,325,268

Cash and cash equivalents at end of period	$2,543,294	$3,097,237

Supplementary disclosures of cash flow information
Cash paid for interest	$983,168	$789,572
Cash paid for income taxes	1,878,850	402,526
Purchase of machinery and equipment financed
under capital leases	2,939,245	1,159,851
Financing of insurance policy	286,509	266,656

SigmaTron International, Inc.

January 31, 2018

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending April 30, 2018.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017.

Note B - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2018	2017

Finished products	$21,428,423	$20,291,768
Work-in-process	1,829,670	1,795,852
Raw materials	64,221,145	52,748,542
	87,479,238	74,836,162
Less excess and obsolescence reserve	(1,221,718)	(1,264,924)
	$86,257,520	$73,571,238

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Net income (loss)	$31,338	$(47,852)	$1,150,335	$132,040
Weighted-average shares
Basic	4,209,566	4,186,813	4,202,331	4,185,507
Effect of dilutive stock options	146,943	-	122,866	37,888

Diluted	4,356,509	4,186,813	4,325,197	4,223,395

Basic earnings per share	$0.01	$(0.01)	$0.27	$0.03

Diluted earnings per share	$0.01	$(0.01)	$0.27	$0.03

Options to purchase 347,318 and 366,763 shares of common stock were outstanding at January 31, 2018 and 2017, respectively.  There were no options granted during the nine month periods ended January 31, 2018 and 2017, respectively.  The Company recognized $0 and $82,759 in stock option expense for the three month periods ended January 31, 2018 and 2017, respectively.    The Company recognized $83,659 and $249,163 in stock option expense for the nine month periods ended January 31, 2018 and 2017, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $0 and $163,720 at January 31, 2018 and 2017, respectively.  There were no anti-dilutive common stock equivalents outstanding during the three and nine month periods ended January 31, 2018.  There were 29,149 and 0 anti-dilutive common stock equivalents outstanding during the three and nine month periods ended January 31, 2017 which were excluded from the calculation of diluted earnings per share.

On October 1, 2016, the Company issued 11,250 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2017.  The Company recognized no compensation expense with respect to such shares for the three and nine month periods ended January 31, 2018.  The Company recognized $30,488 and $40,762 in compensation expense for the three and nine month periods ended January 31, 2017.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.  The Company recorded no compensation expense for the three months ended January 31, 2018 and 2017.  The Company recorded $0 and $3,559 in compensation expense for the

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity - Continued

nine months ended January 31, 2018 and 2017 respectively.  During the three months ended January 31, 2018 and 2017, there were no purchases under the ESPP.  During the nine months ended January 31, 2018 and 2017, the Company recorded $0 and $8,347, respectively, to stockholders’ equity relating to purchases under the ESPP.

Note D - Long-term Debt

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the fixed rate of four percent or LIBOR plus one and one half percent (effectively 3.204% at January 31, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $34,971 and $207,647 were capitalized in the nine month period ending January 31, 2018 and the fourth quarter of fiscal 2017, respectively, which are amortized over the term of the agreement.  As of January 31, 2018 and April 30, 2017 the unamortized amount included in other assets was $204,789 and $204,186, respectively.  As of January 31, 2018, there was $31,446,765 outstanding and $3,553,235 of unused availability under the credit facility agreement compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At January 31, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

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

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at January 31, 2018 or April 30, 2017.  The credit facility was closed as of February 11, 2018.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note required the Company to pay monthly principal payments in the amount of $9,500, bore an interest rate of LIBOR plus two and one-quarter percent and was payable over a sixty month period.  A final payment of approximately $2,289,500 was due on or before November 8, 2019.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $2,498,500, using proceeds from the U.S. Bank, N.A. mortgage agreement.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $62,650 were capitalized in the third quarter of fiscal 2018 which are amortized over the term of the agreement.  As of January 31, 2018 the unamortized amount included in other assets was $60,240.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,200,000 at January 31, 2018.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note required the Company to pay monthly principal payments in the amount of $4,250, bore interest at a fixed rate of 4.5% per year and was payable over a sixty month period.  A final payment of approximately $1,030,000 was due on or before October 2018.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $1,062,500, using proceeds from the U.S. Bank, N.A. mortgage agreement.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank, N.A. to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $54,303 were capitalized in the third quarter of fiscal 2018 which are amortized over the term of the agreement.  As of January 31, 2018 the unamortized amount included in other assets was $52,215.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,800,000 at January 31, 2018.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1,

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $477,590 and $567,138 at January 31, 2018 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $285,451 and $335,825 at January 31, 2018 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $572,490 at January 31, 2018.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $307,036 at January 31, 2018.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from

3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $3,269,797 and $3,627,760 at January 31, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $4,941,712 and $4,713,044 at January 31, 2018 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,102,655 and $1,448,269 at January 31, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $1,789,022 and $1,946,026 at January 31, 2018 and April 30, 2017, respectively.

From September 2017 through January 2018, the Company entered into various capital sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $2,263,412.  The terms of the lease agreements extend to August 2021 through January 2022 with monthly installment payments ranging from $8,198 to $20,093 and a fixed interest rate ranging from 5.82% through 7.00%.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt – Continued

The balance outstanding under these capital lease agreements was $2,083,514 at January 31, 2018.  The net book value of the equipment under these leases was $2,137,388 at January 31, 2018.

Note E - Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of tax-deductible goodwill in the amount of $3,222,899 for the three and nine months ended January 31, 2018 and 2017, respectively.

Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2018 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	9.33	4,690,000	1,516,220
Backlog	-	22,000	22,000
Trade names	14.33	980,000	277,644
Non-compete agreements	1.33	50,000	40,460
Patents	-	400,000	400,000
Total		$8,912,000	$5,026,324

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2017, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	10.08	4,690,000	1,237,410
Backlog	-	22,000	22,000
Trade names	15.08	980,000	240,897
Non-compete agreements	2.08	50,000	35,105
Patents	0.08	400,000	393,353
Total		$8,912,000	$4,698,765

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2032, for the remaining periods is as follows:

For the remaining 3 months of the fiscal year ending April 30:	2018	$107,484
For the fiscal years ending April 30:	2019	423,721
	2020	411,406
	2021	403,199
	2022	395,578
	Thereafter	2,144,288
		$3,885,676

Amortization expense was $107,484 and $122,865 for the three months ended January 31, 2018 and 2017, respectively.  Amortization expense was $327,559 and $367,145 for the nine months ended January 31, 2018 and 2017, respectively.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Goodwill and Other Intangible Assets - Continued

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.    During fiscal year 2017 the Company decreased the estimated remaining payments expected to be paid under the agreement, which resulted in a decrease of $353,591 to the contingent consideration liability.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  The Company made payments totaling $175,270 and $217,242, respectively, as of January 31, 2018 and 2017.  As of January 31, 2018, the contingent consideration liability was $333,302 compared to $523,818 at April 30, 2017.

Note F – Income Tax

The income tax benefit was $147,210 for the three month period ended January 31, 2018 compared to an income tax expense of $136,888 for the same period in the prior fiscal year.  The decrease in income tax expense for the three month period ended January 31, 2018 compared to the same period in the previous year is the result of lower pretax income recognized in the U.S.  The Company’s effective tax rate was 127.0% and 153.74% for the quarters ended January 31, 2018 and 2017, respectively.  The effective tax rate for the quarter ended January 31, 2018 is lower than the quarter ended January 31, 2017 due to less income recognized in high tax rate jurisdictions for the period ended January 31, 2018.  Income tax expense was $466,092 for the nine month period ended January 31, 2018 compared to income tax expense of $210,470 for the same period in the prior year.  The Company’s effective tax rate was 28.8% and 61.45% for the nine months ended January 31, 2018 and 2017, respectively.  The effective tax rate is lower for the nine month period ended January 31, 2018 compared to the same period in the previous year due to discrete expense recognized in the period ended January 31, 2017 related to the increase in valuation allowance associated with a foreign tax credit.  Due to the Tax Cuts and Jobs Act, the Company’s federal statutory income tax rate for the current fiscal year is approximately 30.4%.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34% to 21% and imposing a mandatory one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.

Due to the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F – Income Tax - Continued

statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates for certain effects of the Tax Act and recorded provisional amounts in its financial statements as of January 31, 2018.  As the Company collects and prepares necessary calculations of cumulative earnings and profits, tax pools and amounts held in cash or other specified assets, as well as interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts.  Those adjustments may materially impact its provision for income taxes and effective tax rate in the period in which the adjustments are made.  The Company expects to complete its accounting for the tax effects of the Tax Act in fiscal year 2019.

In connection with the Company’s initial analysis of the impact of the Tax Act, a discrete tax expense of approximately $58,000 has been recorded as a provisional estimate in the period ending January 31, 2018.

Provisional Amounts

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance resulted in a decrease in income tax expense of $510,000.

Prior to the enactment of Tax Act, the Company had not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been indefinitely reinvested, and as a result, no deferred tax liability was previously recorded.  In light of the Tax Act and the one-time transition tax, for the period ended January 31, 2018, the Company recorded a provisional amount for its one-time transition tax liability for the cumulative undistributed earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $568,000 at January 31, 2018.

The one-time transition tax is based on total post-1986 earnings and profits (E&P) that the Company previously deferred from U.S. income taxes.  The entire amount of the transition tax liability, except for $95,000, is recorded as a long-term liability.  The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Commitments and Contingencies

From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position,  results of operations or cash flows.

Note H - Critical Accounting Policies

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, valuation of long-lived assets and goodwill, deferred taxes, contingent consideration and other commitments and litigation.  Actual results could materially differ from these estimates.

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

Inventories - Inventories are valued at cost.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

inventory write-down, the Company records expense to state the inventory at lower of cost or net realizable value.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company records these inventory reserves against the inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value.  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  The Company performed its annual goodwill impairment test as of February 1, 2017 and determined no impairment existed as of that date.  The step one analysis was performed using a combination of a market approach and an income approach based on a discounted cash flow approach.  The Company did not note any triggering events that might indicate an impairment during the three and nine month periods ended January 31, 2018.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As of January 31, 2018, there were no indicators of possible impairment of long-lived assets.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company established a valuation allowance of $78,100 related to its foreign tax credit carry-forward at April 30, 2017.  The Company did not change the previous valuation allowance or establish any new valuation allowances at January 31, 2018.

Reclassifications - Certain reclassifications have been made to the previously reported 2017 financial statements to conform to the 2018 presentation.  There was no change to net income.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies – Continued

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  In summary, the core principle of this standard, along with various subsequent amendments, is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurements and recognition.  The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  Companies have the option of using either a full or modified retrospective approach in applying this standard.  The Company, along with its third-party advisor, is currently in the process of finalizing its analysis to determine the impact the new standard will have on its consolidated financial statements.  This analysis includes reviewing 1) contract terms and existing accounting policies to determine the financial impact of the standard, 2) data availability and system reports to meet the additional disclosure requirements of the standard, 3) any practical expedients the Company will elect upon adoption and 4) the control environment and internal processes to ensure the appropriate controls are in place.  The Company is specifically evaluating the impact that adoption of the new revenue recognition standard may have on its accounting for manufactured finished goods for which the Company’s performance obligation has been fulfilled but that have not yet been shipped to the customer.  The Company’s adoption of ASC 606 may result in accelerated recognition of revenue as compared to our current policy.  The Company is continuing its evaluation of this issue and anticipates reaching a conclusion during the fourth quarter of fiscal year ending April 30, 2018.  The Company will adopt the ASU effective the first quarter of fiscal year ending April 30, 2019 and expects using the modified retrospective transition method, which may result in a significant transition adjustment to retained earnings for the cumulative effect of applying the new standard as of the effective date.  The Company expects that the disclosures in the notes to its consolidated financial statements related to revenue recognition will be expanded under the new standards.   As the Company continues to assess all potential impacts of the standard, any preliminary conclusions are subject to change.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

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

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies – Continued

In August 2016, the FASB issued ASU Update No. 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year ending April 30, 2019), and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company plans to adopt the ASU in its fiscal year ending April 30, 2019.  The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company decided to early adopt this guidance in the third quarter of its fiscal year ending April 30, 2018 and will apply this guidance to all future tests, including its February 1, 2018 annual impairment test.

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company plans to adopt this ASU in the first quarter of its fiscal year ending April 30, 2019 and is currently evaluating the impact that its adoption may have on its consolidated financial statements.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer.  The executive officers’ investments constitute less than 2% (individually and in aggregate) of the outstanding beneficial ownership of the customer, according to information provided by the customer to the executive officers.  As of January 31, 2018, the Company had an outstanding note receivable and account receivable from that customer of approximately $1,500,000 and $1,370,000, respectively, compared to an outstanding note receivable and account receivable of approximately $888,000 and $1,271,000, respectively, at April 30, 2017.  As of January 31, 2018, inventory on hand related to this customer approximated $209,000 compared to $310,000 at April 30, 2017.  Sales to this customer have not been material for the three and nine months ended January 31, 2018 or during fiscal year 2017.

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

On August 25, 2017, effective as of July 31, 2017, the Company and the customer entered into a new forbearance agreement.  The Company agreed to extend the maturity of the promissory note and forbear exercising its remedies until the earliest of a capital raise, the sale of the customer, or October 31, 2017, and to fund the customer’s operations while the customer explores its options by advancing a maximum of $315,000 through October 31, 2017, pursuant to a new promissory note that bears interest at 8% per annum.  Additionally, should the customer’s business be sold at a price exceeding $5,000,000 and the amount necessary to pay its creditors, the Company would receive a fee in addition to the debt owed to the Company.  The forbearance period and maturity date of the notes was set to expire on the earliest of a capital raise, the sale of the customer or October 31, 2017, but the Company has a unilateral right to extend the forbearance period and maturity of the notes and to make additional advances and did so as discussed further below.

SigmaTron International, Inc.

January 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I - Related Parties - Continued

The Company’s right to receive the sale fee is an embedded derivative to the note receivable, which is required to be separated for accounting purposes.  On July 31, 2017, the fair values of the new instruments received were as follows: note receivable $887,531, warrants $0 and embedded derivative $0.   After their initial recording at fair value, the note receivable and warrants were recorded at amortized cost.  The embedded derivative will be recorded at fair value at each reporting period, with changes in value recognized as a gain or loss in the consolidated income statement.  There was no gain or loss on the extinguishment, as the pre and post extinguishment fair values were consistent and there were no capitalized costs related to the extinguished instruments to expense.

During the time from November 1, 2017 through February 28, 2018, the customer prepared and distributed a confidential information memorandum to potential buyers of its business, negotiated with interested buyers, and participated in due diligence.  During that time, the Company continued to provide working capital of $105,000 each month and extended on a monthly basis the forbearance period and maturity of the notes.  The customer continues with its efforts to negotiate a sale of its business to a third party.

Management continues to assess whether the recorded accounts receivable, notes receivable and inventory are recoverable and whether reserves are necessary.  Recently the customer and a third party have entered into negotiations for the sale of the customer’s assets. In the context of those negotiations, the Company has engaged in discussions for the full or partial release of its security interest in those assets in exchange for consideration to be paid to the Company if such a sale were to occur.    The Company continues to retain its priority position as a secured creditor in a potential sale, liquidation or bankruptcy filing by or against the customer until released by the Company.  Based on these factors, the Company believes the accounts receivable, notes receivable and inventory are recoverable.  However, in the event that the customer fails to sell its business or raise additional capital in the short term, the Company may not receive payment in full of the obligations owed by the customer or payments by the customer to the Company may be further delayed.  The Company will continue to monitor and assess any need to record a reserve against this obligation.

SigmaTron International, Inc.

January 31, 2018

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the collection of aged account receivables; the collection of notes receivable; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

January 31, 2018

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine months ended January 31, 2018 and 2017, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company reported a small profit for the third fiscal quarter ended January 31, 2018. This was the result of a slowing trend in revenue due to the holidays and customers evaluating inventory levels. This coupled with the continued component shortages had the dual effect of lowing revenue and increasing inventory levels. The component shortages will continue into the fourth fiscal quarter. The component shortages have been driven by the overall stronger economy and increased emphasis on electric vehicles and server farms as well as cell phones.  It takes a significant period of time to increase semiconductor manufacturing capacity so the Company expects it will continue to face headwinds in the component marketplace during calendar 2018. The Company has received more new opportunities from both current customers and prospective customers as overall the economy seems to be heading in a positive direction.

SigmaTron International, Inc.

January 31, 2018

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	91.0	90.9	90.6	90.8
Selling and administrative expenses	8.6	8.6	8.2	8.7
Total operating expenses	99.6	99.5	98.8	99.5
Operating income	0.4%	0.5%	1.2%	0.5%

Net Sales

Net sales increased for the three month period ended January 31, 2018 to $65,733,723 from $62,164,167 for the three month period ended January 31, 2017.    Net sales increased for the nine month period ended January 31, 2018 to $209,917,090 from $187,509,084 for the same period in the prior year.  Sales volume increased for the three and nine month periods ended January 31, 2018 as compared to the prior year in the industrial electronics, fitness, gaming, auto and medical/life science marketplaces.  During the three and nine month periods ended January 31, 2018, sales in the consumer electronics and appliance marketplaces decreased compared to the same period in the prior year.  Sales in the first nine months increased due to increasing demand from existing and new customers.

Gross Profit

Gross profit dollars increased during the three month period ended January 31, 2018 to $5,897,340 or 9.0% of net sales compared to $5,686,959 or 9.1% of net sales for the same period in the prior fiscal year.  Gross profit increased for the nine month period ended January 31, 2018 to $19,757,962 or 9.4% of net sales compared to $17,276,218 or 9.2% of net sales for the same period in the prior fiscal year.  The increase in gross profit for the nine month period ended January 31, 2018 was primarily the result of increased sales in the majority of marketplaces the Company serves compared to the same period in the prior year and product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,637,680 or 8.6% of net sales for the three month period ended January 31, 2018 compared to $5,353,020 or 8.6% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period ended January 31, 2018 was driven by increases in general office salaries and insurance expenses.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in amortization expense, bonus expense and other general administrative expenses.  Selling and

SigmaTron International, Inc.

January 31, 2018

administrative expenses increased to $17,192,099 or 8.2% of net sales for the nine month period ended January 31, 2018 compared to $16,268,296 or 8.7% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the nine month period ended January 31, 2018 was driven by increases in sales and purchasing salaries, legal fees and commissions.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in accounting fees and miscellaneous general and administrative expenses.

Interest Expense

Interest expense increased to $423,584 for the three month period ended January 31, 2018 compared to $273,439 for the same period in the prior fiscal year.    Interest expense for the nine month period ended January 31, 2018 was $1,077,654 compared to $793,220 for the same period in the prior fiscal year.  The increase in interest expense for the three and nine month periods ended January 31, 2018 was due to increased loan obligations and higher interest rates compared to the same period in the prior year.    Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax benefit was $147,210 for the three month period ended January 31, 2018 compared to an income tax expense of $136,888 for the same period in the prior fiscal year.  The decrease in income tax expense for the three month period ended January 31, 2018 compared to the same period in the previous year is the result of lower pretax income recognized in the U.S.  The Company’s effective tax rate was 127.0% and 153.74% for the quarters ended January 31, 2018 and 2017, respectively.  The effective tax rate for the quarter ended January 31, 2018 is lower than the quarter ended January 31, 2017 due to less income recognized in high tax rate jurisdictions for the period ended January 31, 2018.  Income tax expense was $466,092 for the nine month period ended January 31, 2018 compared to income tax expense of $210,470 for the same period in the prior year.  The Company’s effective tax rate was 28.8% and 61.45% for the nine months ended January 31, 2018 and 2017, respectively.  The effective tax rate is lower for the nine month period ended January 31, 2018 compared to the same period in the previous year due to discrete expense recognized in the period ended January 31, 2017 related to the increase in valuation allowance associated with a foreign tax credit.   Due to the Tax Cuts and Jobs Act, the Company’s federal statutory income tax rate for the current fiscal year is approximately 30.4%.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34% to 21% and imposing a mandatory one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.

Due to the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

SigmaTron International, Inc.

January 31, 2018

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates for certain effects of the Tax Act and recorded provisional amounts in its financial statements as of January 31, 2018.  As the Company collects and prepares necessary calculations of cumulative earnings and profits, tax pools and amounts held in cash or other specified assets, as well as interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts.  Those adjustments may materially impact its provision for income taxes and effective tax rate in the period in which the adjustments are made.  The Company expects to complete its accounting for the tax effects of the Tax Act in fiscal year 2019.

In connection with the Company’s initial analysis of the impact of the Tax Act, a discrete tax expense of approximately $58,000 has been recorded as a provisional estimate in the period ending January 31, 2018.

Provisional Amounts

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance resulted in a decrease in income tax expense of $510,000.

Prior to the enactment of Tax Act, the Company had not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been indefinitely reinvested, and as a result, no deferred tax liability was previously recorded.  In light of the Tax Act and the one-time transition tax, for the period ended January 31, 2018, the Company recorded a provisional amount for its one-time transition tax liability for the cumulative undistributed earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $568,000 at January 31, 2018.

The one-time transition tax is based on total post-1986 earnings and profits (E&P) that the Company previously deferred from U.S. income taxes.  The entire amount of the transition tax liability, except for $95,000, is recorded as a long-term liability.  The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

Net Income

Net income increased to $31,338 for the three month period ended January 31, 2018 compared to net loss of $47,852 for the same period in the prior fiscal year.    Net income increased to $1,150,335 for the nine month period ended January 31, 2018 compared to net income of $132,040 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the third quarter of 2018 were $0.01 each, compared to basic and diluted loss per share of $0.01 each for the same period in the prior fiscal year.  Basic and diluted earnings per share for the nine month period ended January 31, 2018 were $0.27 each, compared to basic and diluted earnings per share of $0.03 each for the same period in the prior fiscal year.  The increases in net income and earnings per share are due to the results of operations described above, mainly from an increase in net sales.

SigmaTron International, Inc.

January 31, 2018

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $7,237,982 for the nine months ended January 31, 2018.  During the first nine months of fiscal year 2018, cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $12,686,282 and a decrease in accrued expenses and wages of $1,354,361.  Further, capacity issues in the component industry are making it difficult to obtain some components to complete assemblies for shipping.  The increase in inventory is the result of an increase in customer orders and in some cases orders being pushed out.  Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, decrease in prepaid expenses and other, net income and the non-cash effects of depreciation and amortization.

Cash flow provided by operating activities was $870,388 for the nine months ended January 31, 2017.  During the first nine months of fiscal year 2017, cash flow provided by operating activities was primarily the result of an increase in accounts payable, net income and the non-cash effects of depreciation and amortization.    The increase in accounts payable was the result of timing of payments to vendors.  Cash flow provided by operating activities was partially offset by a decrease in accrued expenses and an increase in accounts receivable and inventory.  The increases were the result of transactions in the ordinary course of business.

Investing Activities.

During the first nine months of fiscal year 2018,  the Company purchased $3,651,304 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2018.    The Company anticipates purchases will be funded by lease transactions and its senior secured credit facility.

During the  first nine months of fiscal year 2017,  the Company purchased $3,213,323 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $292,163 during the balance of fiscal year 2017.

Financing Activities.

Cash provided by financing activities was $9,939,256 for the nine months ended January 31, 2018.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit and proceeds under building notes.

Cash provided by financing activities was $1,114,904 for the nine months ended January 31, 2017.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

SigmaTron International, Inc.

January 31, 2018

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, N.A., which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the fixed rate of four percent or LIBOR plus one and one half percent (effectively 3.204% at January 31, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  Deferred financing costs of $34,971 and $207,647 were capitalized in the nine month period ending January 31, 2018 and the fourth quarter of fiscal 2017, respectively, which are amortized over the term of the agreement.  As of January 31, 2018 and April 30, 2017 the unamortized amount included in other assets was $204,789 and $204,186, respectively.  As of January 31, 2018, there was $31,446,765 outstanding and $3,553,235 of unused availability under the credit facility agreement compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At January 31, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

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

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2018.  There was no outstanding balance under the facility at January 31, 2018 or April 30, 2017.  The credit facility was closed as of February 11, 2018.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.

Notes Payable – Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note required the Company to pay monthly principal payments in the amount of $9,500, bore an interest rate of LIBOR plus two and one-quarter percent and was payable over a sixty month period.  A final payment of approximately $2,289,500 was due

SigmaTron International, Inc.

January 31, 2018

on or before November 8, 2019.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $2,498,500, using proceeds from the U.S. Bank, N.A. mortgage agreement.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $62,650 were capitalized in the third quarter of fiscal 2018 which are amortized over the term of the agreement.  As of January 31, 2018 the unamortized amount included in other assets was $60,240.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,200,000 at January 31, 2018.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note required the Company to pay monthly principal payments in the amount of $4,250, bore interest at a fixed rate of 4.5% per year and was payable over a sixty month period.  A final payment of approximately $1,030,000 was due on or before October 2018.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $1,062,500, using proceeds from the U.S. Bank, N.A. mortgage agreement.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank, N.A. to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $54,303 were capitalized in the third quarter of fiscal 2018 which are amortized over the term of the agreement.  As of January 31, 2018 the unamortized amount included in other assets was $52,215.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,800,000 at January 31, 2018.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $477,590 and $567,138 at January 31, 2018 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $285,451 and $335,825 at January 31, 2018 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017

SigmaTron International, Inc.

January 31, 2018

and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $572,490 at January 31, 2018.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $307,036 at January 31, 2018.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from

3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $3,269,797 and $3,627,760 at January 31, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $4,941,712 and $4,713,044 at January 31, 2018 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $1,102,655 and $1,448,269 at January 31, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $1,789,022 and $1,946,026 at January 31, 2018 and April 30, 2017, respectively.

From September 2017 through January 2018, the Company entered into various capital sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $2,263,412.  The terms of the lease agreements extend to August 2021 through January 2022 with monthly installment payments ranging from $8,198 to $20,093 and a fixed interest rate ranging from 5.82% through 7.00%.  The balance outstanding under these capital lease agreements was $2,083,514 at January 31, 2018.  The net book value of the equipment under these leases was $2,137,388 at January 31, 2018.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and nine month periods ended January 31, 2018 was $25,383 and $76,148, respectively.    The amount of the deferred rent income recorded for the three and nine month periods ended January 31, 2017 was $19,395 and $58,184, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.    The balance of deferred rent at January 31, 2018 was $474,525 compared to $550,672 at April 30, 2017.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The

SigmaTron International, Inc.

January 31, 2018

amount of the deferred rent income for the three and nine month periods ended January 31, 2018 was $35,629 and $102,782, respectively.    The amount of the deferred rent income for the three and nine month periods ended January 31, 2017 was $32,671 and $94,390, respectively.  The balance of deferred rent at January 31, 2018 was $122,181 compared to  $224,964 at April 30, 2017.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the nine month period ended January 31, 2018 resulted in a foreign currency  transaction gain of $119,289 compared to a foreign currency transaction loss of approximately $161,470 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first nine months of fiscal year 2018, the Company’s U.S. operations paid approximately $38,190,000 to its foreign subsidiaries for services provided.

Except for the impact of the Tax Act, the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $0 as of January 31, 2018.

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

SigmaTron International, Inc.

January 31, 2018

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January  31, 2018.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January  31, 2018.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended January 31, 2018, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings.

From time to time the Company is involved in legal proceedings, claims, or investigations that are incidental to the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect these legal proceedings or claims will have any material adverse impact on its future consolidated financial position, results of operations or cash flows.

Item 1A.            Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

SigmaTron International, Inc.

January 31, 2018

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

January 31, 2018

Item 6.Exhibits.

10.1

Real property mortgage (Cook County, Illinois) made as of the 21st day of December, 2017, is made and executed by SigmaTron International, Inc. (“Mortgagor”)  and U.S. Bank National Association (“Lender”)

10.2

Real property mortgage (Kane County, Illinois) made as of the 21st day of December, 2017, is made and executed by SigmaTron International, Inc. (“Mortgagor”)  and U.S. Bank National Association (“Lender”)

10.3	Lease No. 3, entered into December 20, 2017, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

10.4	Lease No. 4, entered into January 9, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

January 31, 2018

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 14, 2018

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 14, 2018

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)