Form 10-K
period 2018-04-30
SIGMATRON INTERNATIONAL INC
filed 2018-07-24
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

      X       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2018.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $35,764,422 based on the closing sale price of $9.61 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 20, 2018 was 4,230,008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2018 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2018, are incorporated by reference into Part III of this Form 10-K.

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

The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products.  The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities.  The products assembled by the

Company are then incorporated into finished products sold in various industries, particularly industrial electronics, consumer electronics and medical/life sciences.  In some instances the Company manufactures the completed finished product for its customers.

The Company operates manufacturing facilities in Elk Grove Village, Illinois United States of America (“U.S.”); Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Ho Chi Minh City, Vietnam.  In addition, the Company maintains an International Procurement Office (IPO) in Taipei, Taiwan.  The Company also provides design services in Elgin, Illinois.  The Company has an information technology office in Taichung, Taiwan.

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

Design Services:    To compliment the manufacturing services it offers its customers, the Company also offers DFM, design for manufacturing and DFT, design for test review services to help customers ensure that the products they have designed are optimized for production and testing.  The Company also offers complete product design services.

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

The Company relies on numerous third-party suppliers for components used in the Company’s production process.  Certain of these components are available only from single-sources or a limited number of suppliers.  In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers.  In the past twelve months the component marketplace has experienced shortages of various components, which in some cases has delayed delivery of product to customers.  The loss of any such suppliers could have a material impact on the Company’s results of operations.  Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.  The Company does not enter into long-term purchase agreements with major or single-source suppliers.  The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.

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

Manufacturing Location and Certifications:    The Company’s manufacturing and warehousing locations are  strategically located to support our customers with  locations in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China and Ho Chi Minh City, Vietnam.  The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service, differentiates it from many competitors.  Manufacturing certifications and registrations are location specific, and include ISO 9001:2008, ISO 9001:2015, ISO 14001:2004, ISO 14001:2015, ISOTS 16949, Medical ISO 13485:2003, Aerospace AS9100D and International Traffic in Arms Regulations (“ITAR”) certifications.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences  industries.  As of April 30, 2018, the Company had approximately 165 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2018%	Fiscal 2017%
Industrial Electronics	Health club equipment, gaming, controls, smart grid, IOT connectivity	54.8	48.4
Consumer Electronics	Appliances/white goods, automotive-vision systems, E-writers	40.4	47.0
Medical/Life Sciences	Operating tables, battery packs, dental equipment, sterilizers	4.8	4.6
Total		100%	100%

Reclassifications have been made to the above schedule for fiscal years 2018 and 2017.  For the fiscal year ended April 30, 2018, the Company’s largest two customers, Electrolux and Whirlpool Inc., accounted for 20.2% and 13.3%, respectively, of the Company’s net sales.  For the fiscal year ended April 30, 2017, Electrolux and Whirlpool Inc., accounted for 26.7% and 12.6%, respectively, of the Company’s net sales.  The Company believes that Electrolux and Whirlpool will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

Sales and Marketing

Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has 4 direct sales employees.    The Company markets its services through 8 independent manufacturers’ representative organizations that together currently employ 19 sales personnel in the United States and Canada.  Independent manufacturers’ representatives organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories.  In addition, the Company markets itself through its website and tradeshows.

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 819 employees at April 30, 2018.  The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California.  AbleMex S.A. de C.V. was incorporated and commenced operations in 2000.  The operation had 336 employees at April 30, 2018.  The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, operates in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas.  Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997.  The operation had 515 employees at April 30, 2018.  The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China.  The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres.  The term of the land lease is 50 years.  The Company built a manufacturing plant, office space and dormitories on this site during 2004.  In fiscal 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing.  The total square footage of the facility is 202,000 and has 519 employees as of April 30, 2018.  Both SigmaTron China entities operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City.  Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 284 employees as of April 30, 2018.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuations for the fiscal year ended April 30, 2018 resulted in net foreign currency transaction gains of approximately $125,000 compared to net foreign currency losses of $508,000 in the prior year.  In fiscal year 2018,  the Company paid approximately $49,170,000 to its foreign subsidiaries.

The consolidated financial statements as of April 30, 2018 include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch.  The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.

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

Governmental Regulations

The Company’s operations are subject to certain foreign government,  U.S. federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters.  Management believes that the Company’s business is operated in compliance with all such regulations, which include European regulations known as RoHS and REACH.  RoHS prohibits the use of lead, mercury and certain other specified substances in products being sold into the European Union.  The Company has RoHS-dedicated manufacturing capabilities at all of its manufacturing operations. REACH imposes information reporting requirements on all listed SVHCs (substances of very high concern).  From time-to-time the Company's customers request REACH required information and certifications on the assemblies the Company manufactures for them.  These requests require the Company to gather information from component suppliers to verify the presence and level of mass of any SVHCs greater than 0.1% in the assemblies the Company manufactures based on customer specifications.  If any SVHCs are present at more than 0.1% of the mass of the item, the specific concentration and mass of the SVHC must be reported to proper authorities by the Company's customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”).  On May 23, 2018, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

The Company’s costs of compliance with environmental laws, including conflict mineral reporting, is estimated to be a total of approximately $1,500,000 for the three most recently completed fiscal years ending April 30, 2018.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on customers’ forecasted orders and purchase orders (firm orders) from its customers to estimate backlog.  The Company’s backlog of firm orders as of April 30, 2018 and 2017 was approximately $219,100,000 and $209,540,000, respectively.  The Company anticipates a significant portion of the backlog at April 30, 2018 will ship in fiscal year 2019.  Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.  Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 2,993 full-time employees as of April 30, 2018,  including 213 engaged in engineering or engineering-related services, 2,396 in manufacturing and 384 in administrative and marketing functions.

The Company has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2018. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 3, 2020.  The Company’s subsidiary located in Tijuana Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C.  The contract does not have an expiration date.  The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires February 5, 2019.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.  The Company believes its relations with its unions and its other employees are good.

Executive Officers of the Registrant

Name	Age	Position

Gary R. Fairhead	66

President and Chief Executive Officer.  Gary R. Fairhead has been the President of the Company since January 1990 and Chairman of the Board of Directors of the Company since August 2011.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	57	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the Company since August 2011.

Gregory A. Fairhead	62

Executive Vice President and Assistant Secretary.  Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994.  Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	57	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	69	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	63	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	58	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

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

Prior to March 31, 2017 the Company had a senior secured credit facility with Wells Fargo, N.A. with a revolving credit limit up to $30,000,000.  The credit facility was collateralized by substantially all of the Company’s domestically located assets and the Company had pledged 65% of its equity ownership interest in some of its foreign entities.  Prior to its payoff and termination, the Wells Fargo, N.A. senior secured credit facility was due to expire on October 31, 2018.  On March 31, 2017, the Company paid the balance outstanding under the senior revolving credit facility in the amount of $22,232,914.  The remaining deferred financing costs of $68,475 were expensed in the fourth quarter of fiscal 2017.

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, National Association (“U.S. Bank”), which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of four percent or LIBOR plus one and one half percent (effectively 3.83% at April 30, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).  Deferred financing costs of $34,971 and $207,647 were capitalized in the twelve month period ending April 30, 2018 and the fourth quarter of fiscal 2017, respectively, which are amortized over the term of the agreement.  As of April  30, 2018 and April 30, 2017 the unamortized amount included in other assets was $192,502 and $204,186, respectively.    As of April 30, 2018, there was $29,279,631 outstanding and $5,720,369 of unused availability under the U.S. Bank facility compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At April 30, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 less reserves or (ii) 90% of the Company’s Borrowing Base, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $17,500,000 on raw materials and $25,000,000 on finished goods.

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

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. could borrow up to 9,000,000 Renminbi and the facility was collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest was payable monthly and the facility had a fixed interest rate of 6.09%.  The term of the facility extended to February 7, 2018.  The credit facility was closed as of February 11, 2018.  There was no outstanding balance under the facility at April 30, 2017.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.  There was no outstanding balance under the facility at April  30, 2018.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2019. In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

Sales to the Company’s five largest customers accounted for 50.2% and 55.2% of net sales for the fiscal years ended April 30, 2018 and 2017, respectively.  For the year ended April 30, 2018, two customers accounted for 20.2% and 13.3% of net sales of the Company, and 6.0% and 2.9%, respectively, of accounts receivable at April 30, 2018.  For the year ended April 30, 2017, two customers accounted for 26.7% and 12.6% of net sales of the Company and 8.4% and 4.2%, respectively, of accounts receivable at April 30, 2017.  Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.  If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material impact on the results of operations.  There can be no assurance that the Company will retain any or all of its largest customers.  This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

Approximately 14.0% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2018 and 2017.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies.  From time to time the currencies fluctuate against the U.S. Dollar.  Such fluctuations could have a material impact on the Company’s results of operations and performance.  The impact of currency fluctuations for the year ended April 30, 2018 resulted in net foreign currency transaction gains of approximately $125,000 compared to net foreign currency losses of $508,000 in the prior year.  These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations.  The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

The availability of raw components or an increase in their price may affect the Company’s operations and profits.

The Company relies on numerous third-party suppliers for components used in the Company’s production process.  Certain of these components are available only from single-sources or a limited number of suppliers.  In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers.  The loss of any such suppliers could have a material impact on the Company’s results of operations.  Further, the Company could operate at a cost disadvantage compared to competitors who have greater buying power from suppliers.  The Company does not enter into long-term purchase agreements with major or single-source suppliers, but the Company frequently places cancellable scheduled purchase orders with suppliers that extend out as far as one year.  The current component market place is tight, with lead times for many common components extending out 36 weeks or more.  The Company’s orders for components are always based on the changing needs of its customers.

The Company depends on management and skilled personnel.

The Company depends significantly on its President/CEO and other executive officers.  The Company’s employees generally are not bound by employment agreements and the Company cannot assure that it will retain its executive officers or skilled personnel.  The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations.  In addition, despite significant competition, continued growth and expansion of the Company’s EMS business will require that the Company attract, motivate and retain additional skilled and experienced personnel.  The Company’s future growth depends on the contributions and abilities of key executives and skilled, experienced employees. The Company’s future growth also depends on its ability to recruit and retain high-quality employees. A failure to obtain or retain the number of skilled employees necessary to support the Company’s efforts, a loss of key employees or a significant shortage of skilled, experienced employees could jeopardize its ability to meet its growth targets.

Favorable labor relations are important to the Company.

The Company currently has labor union contracts with its employees constituting approximately 45% and 50% of its workforce for fiscal years 2018 and 2017, respectively.  Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

Changes in US trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The US government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements.  It has also initiated tariffs on certain foreign goods, including steel and aluminum and other raw materials utilized by the Company.  Changes in US trade policy could result in one or more of US trading partners adopting responsive trade policy making it more difficult or costly for us to import our products from those countries.  This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increases prices, result in lowering our margin on products sold.

China and the European Union have imposed tariffs on US products in retaliation for new US tariffs.  Additional tariffs could be imposed by China and the European Union in response to proposed increased tariffs on products imported from China and the European Union.  There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries.  The resulting trade war could have a significant adverse effect on world trade and the world economy.  To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of steel, aluminum and other raw materials utilized by the Company imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.  The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At April 30, 2018, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China.  In addition, the Company provides materials procurement services through its Elk Grove Village, Illinois U.S., Union City, California U.S, and Taipei, Taiwan offices.  The Company provides design services in Elgin, Illinois U.S.  The Company has an information technology office in Taichung, Taiwan.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	202,000	Electronic and electromechanical manufacturing solutions	* ***
Elk Grove Village, IL	124,300	Corporate headquarters and electronic and electromechanical manufacturing solutions	Owned
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Acuna, Mexico	115,000	Electronic and electromechanical manufacturing solutions	Owned **
Chihuahua, Mexico	113,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
Ho Chi Minh City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
Del Rio, TX	44,000	Warehousing and distribution	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Taichung, Taiwan	1,650	Information technology office	Leased
Elgin, IL	45,000	Design services	Owned
San Diego, CA	30,240	Warehousing and distribution	Leased

*The Company’s Suzhou, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and Del Rio, Texas properties are occupied pursuant to leases of the premises.  The lease agreements for the Del Rio, Texas properties expire December 2019.  The lease agreement for the San Diego, California property expires August 2019.  The lease agreement for the Union City, California property expires March 2021.  The Chihuahua, Mexico lease expires July 2019.  The Tijuana, Mexico lease expires November 2018.  The lease agreement for the Ho Chi Minh City, Vietnam property expires July 2020.  The Company’s manufacturing facilities located in Acuna, Mexico, Elgin, Illinois and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased.  The Company has an option to buy the leased portion of the facility in Acuna, Mexico.  The properties in Elk Grove Village, Illinois and Elgin, Illinois are financed under separate mortgage loan agreements.  The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities.  The Company leases the information technology office in Taichung, Taiwan.  The Company believes its current facilities are adequate to meet its current needs.  In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market System under the symbol SGMA.  The following table sets forth the range of quarterly high and low sales price information for the common stock for the periods ended April 30, 2018 and 2017.

Common Stock as Reported

by NASDAQ

Period	High	Low

Fiscal 2018
Fourth Quarter	$9.03	$5.26
Third Quarter	11.61	8.39
Second Quarter	9.71	6.94
First Quarter	8.59	5.34

Fiscal 2017
Fourth Quarter	$5.45	$4.01
Third Quarter	5.50	4.34
Second Quarter	6.81	5.25
First Quarter	6.20	5.42

As of July 20, 2018, there were approximately 29 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings.  The Company estimates there to be approximately 2,739 beneficial owners of the Company’s common stock.

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

The Company relies on numerous third-party suppliers for components used in the Company’s production process.  Certain of these components are available only from single-sources or a limited number of suppliers.  In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers.  In the past twelve months the component marketplace has experienced shortages of various components, which in some cases has delayed delivery of product to customers.  The loss of any such suppliers could have a material impact on the Company’s results of operations.  Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.  The Company does not enter into long-term purchase agreements with major or single-source suppliers.  The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2018 and 2017.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China,  Mexico, Vietnam or the U.S.    We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

For fiscal year 2019 the Company currently expects a significant amount of revenue growth.  Several new customers that were added during fiscal year 2018 are starting to ramp up during the first quarter of fiscal 2019 and that ramp is expected to continue through the fiscal year.  Current customers are also continuing to forecast higher volumes and have awarded the Company new programs which should contribute to the Company’s projected growth.  The percentage of overall business in the appliance market continues to decline as non-appliance business grows.  The Company values its relationships in the appliance marketplace, but the business is not as attractive as in industrial and medical markets.  The Company expects that trend to continue.

Regarding the overall industry, the Company continues to see a volatile electronic component marketplace which continues to cause production disruptions for our operations and our customers.  Unfortunately, the Company does not see that improving in the short term as the manufacturers of certain components do not appear to be expanding capacity.  In addition, the labor market continues to tighten in North America as well as the Asia-Pacific region.  Layered on top of those issues is the continuing trade negotiations between the United States and NAFTA members as well as with China.  This also creates a volatile marketplace.

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

Revenue Recognition - Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point in time that title passes under the terms of the purchase order and control passes to the customer.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer to the customer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point in time that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time customers request the Company to hold finished goods after they have been invoiced to consolidate finished goods for shipping purposes.  The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in which case it warrants assembly/design.  The Company does not have any installation, acceptance or sales incentives (although the Company has negotiated longer warranty terms in certain instances).  The Company assembles and tests assemblies based on customers’ specifications.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

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

Goodwill - Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value (the “step 2” requirement).  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  For fiscal 2017, the Company performed its annual goodwill impairment test as of February 1, 2017 and determined no impairment existed as of that date.  The step one analysis was performed using a combination of a market approach and an income approach based on a discounted cash flow analysis.

For fiscal year 2018, the Company early adopted the guidance contained in Accounting Standards Update (ASU) No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  Beginning with its February 1, 2018 goodwill impairment testing, goodwill impairment is the amount by which the Company’s single reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill.  To estimate the fair value of the Company’s equity, the Company used both a market approach based on the guideline companies’ method, and an income approach based on a discounted cash flow analysis.  The value indicated by both methods was weighted to arrive at a concluded value.  The carrying value of the Company’s equity was greater than the fair value of the Company based on the valuation analysis by an amount greater than the recorded amount of the goodwill.  In the fourth quarter of fiscal 2018, the Company’s forecasted future cash flow declined from prior estimates.  The Company is experiencing declining margins due to pricing pressures from vendors and customers.  Also at this time, electronic component manufacturers began allocating components to their customers which required the Company to increase its investment in working capital.   The decline in the forecasted cash flow resulted in a lower estimate of the fair value of the Company’s reporting unit causing the Company to take an impairment charge on all of its goodwill.  The Company has begun taking steps to improve its margins and has negotiated an increase in its revolving credit facility to address its working capital needs.  Accordingly, the Company recognized a full goodwill impairment charge of $3,222,899.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.    As a result of the analysis performed in the fourth quarter of fiscal 2018, the Company determined that the carrying value of the trade name intangible asset was not recoverable and recorded a fourth quarter charge of $690,107 for the entire carrying amount.  The Company’s analysis did not indicate that any of its other long-lived assets were impaired.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company established a valuation allowance of $78,100 related to its foreign tax credit carry-forward at April 30, 2017.  The Company did not change the previous valuation allowance or establish any new valuation allowances at April 30, 2018.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations.  Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  Except as noted below, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

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

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  In summary, the core principle of this standard, along with various subsequent amendments, is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurements and recognition.  The standard, as amended, was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  Companies have the option of using either a full or modified retrospective approach in applying this standard.

To plan for the adoption of the standard, the Company conducted an analysis to determine the impact the new standard would have on its consolidated financial statements.  This analysis included reviewing 1) contract terms and existing accounting policies to determine the financial impact of the standard, 2) data availability and system reports to meet the additional disclosure requirements of the standard, 3) any practical expedients the Company could elect upon adoption and 4) the control environment and internal processes to ensure the appropriate controls are in place.  As part of implementation efforts we reviewed and modified our standard manufacturing agreement and invoice terms and conditions to emphasize that title, risk of loss and control of the finished goods products we sell transfers to our customers upon shipment.

The Company adopted the ASU on May 1, 2018 using the modified retrospective transition method, applying the guidance to those contracts which were not completed as of that date. The Company’s adoption of ASC 606 did not result in any changes in accounting requiring a transition adjustment to retained earnings.

Pursuant to the Company’s adoption of the standard, it is in the process of expanding its disclosures in the consolidated financial statements for revenue recognition, assets and liabilities relating to contracts with customers, the nature of the Company’s performance obligations and the manner by which the Company determines and allocates transaction prices to its performance obligations, and the significant judgments inherent in its revenue recognition policies. The Company also is in the process of implementing enhancements to its internal controls to support the Company’s ability to sustain compliance with the standard after adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption in the fiscal year ending April 30, 2020, it will recognize ROU assets and lease liabilities and the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of operations, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the ASU on May 1, 2017.  Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period.  The adoption of the ASU had no material impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this guidance in the third quarter of its fiscal year ending April 30, 2018 and is applying this guidance to all future tests.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company adopted this ASU in the fourth quarter of its fiscal year ending April 30, 2018.  The Company will apply the clarified definition of a business, as applicable, from the period of adoption.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company plans to adopt this ASU in the first quarter of its fiscal year ending April 30, 2019 and is currently evaluating the impact that its adoption may have on its consolidated financial statements.

In May 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of April 30, 2018. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2018 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2017

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2018	2017

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.4	90.1
Selling and administrative expenses	8.3	8.6
Impairment of goodwill and intangible asset	1.4	0.0
Loss on settlement of receivable and disposal of related assets	0.9	0
Total operating expenses	101.0	98.7
Operating (loss) income	-1.0%	1.3%

Net sales increased 9.8% to $278,131,709 in fiscal year 2018 from $253,370,175 in the prior year.  The Company’s sales increased in fiscal year 2018 in industrial electronics and medical/life science marketplaces as compared to the prior year.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the consumer electronics marketplace.  Revenues started an upward trend during the fourth fiscal quarter of fiscal year 2018.  The Company remains optimistic that revenues in fiscal year 2019 will continue to increase.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry.  Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition.  Sales to the Company’s five largest customers accounted for 50.2% and 55.2% of net sales for fiscal years 2018 and 2017, respectively.

Gross profit increased to $26,602,918, or 9.6% of net sales, in fiscal year 2018 compared to $25,175,308 or 9.9% of net sales, in the prior fiscal year.  The increase in gross profit dollars for fiscal year 2018 was the result of increased sales and product mix.  Margin pressures continue from both customers and vendors and will likely continue in fiscal year 2019.

Selling and administrative expenses increased in fiscal year 2018 to $23,089,939, or 8.3% of net sales compared to $21,909,110, or 8.6% of net sales, in fiscal year 2017.  The increase in selling and administrative dollars was attributable to sales salaries, purchasing salaries, commissions, bad debt expense and amortization expense.  The increase in the foregoing selling and administrative expenses were partially offset by a decrease in accounting professional fees, bonus expense and other general administrative expenses.  Selling and administrative expenses decreased as a percent of net sales due to an increase in net sales in fiscal year 2018 compared to the prior year.

During fiscal year 2018 the Company recorded a goodwill and intangible asset impairment in the amount of $3,913,006 and the write off of the account receivable and note receivable related to a customer in the amount of $2,509,423.  See Note E- Related Parties and Note G – Goodwill and Intangible Asset.

Other income decreased in fiscal year 2018 to $144,574 compared to other income of $367,338 in the prior fiscal year.  The decrease in other income is due to the Company recording in fiscal year 2017 an insurance recovery gain in the amount of $276,967 to other income related to a claim in excess of book value for replacement machinery and equipment destroyed in a fire at one of its plants.

Interest expense, net, increased to $1,537,446 in fiscal year 2018 compared to $1,135,853 in fiscal year 2017.  Interest expense increased primarily due to the increased borrowings under the Company’s banking arrangements and mortgage obligations.  Interest expense for fiscal year 2019 may increase if interest rates or borrowings, or both, increase during fiscal year 2019.

In fiscal year 2018,  the Company had an income tax benefit of  $1,060,452 compared to income tax expense of $1,107,477 in fiscal year 2017.  The effective rate for the years ended April 30, 2018 and 2017 was 24.6% and 44.3%, respectively. The decrease in income tax expense is due to a decrease in pre-tax income in the current year and a reduction in the U.S. tax rate as a result of the Tax Act.  The decrease in the effective rate for the year ended April 30, 2018 is due to a reduction in the U.S. tax rate as a result of the Tax Act, the impact of the transition tax and an unfavorable 4.0% adjustment for realized and unrealized currency gains, losses, and the remeasurement of certain items to the Company’s functional currency.  Due to the Tax Cuts and Jobs Act, the Company’s federal statutory income tax rate for the current fiscal year is approximately 30.4%.

The Company reported net loss of $3,241,870 in fiscal year 2018 compared to a net income of $1,390,206 for fiscal year 2017.  Basic and diluted loss per share for fiscal year 2018 were $0.77 each, compared to basic and diluted earnings per share of $0.33 each for the year ended April 30, 2017.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $4,717,084 for the fiscal year ended April 30, 2018 compared to cash flow used in operating activities of $53,761 for the prior fiscal year.  Cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $13,415,555.    The increase in inventory is the result of an increase in customer orders and in some cases orders being pushed out.    Further, capacity issues in the component industry are making it difficult to obtain some components to complete assemblies for shipping.    Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, a  decrease in prepaid expenses and other assets.  Net cash used in operating activities was partially offset by the non-cash effects of a goodwill impairment, tradename impairment, the write off of the account receivable and note receivable related to Petzila and depreciation and amortization.

Cash flow used in operating activities was $53,761 for the fiscal year ended April 30, 2017.  Cash flow used in operating activities was primarily the result of an increase in accounts receivable and inventory.  Inventories increased primarily due to additional customer orders and the start up of new programs.  The increase in accounts payable was the result of timing of payment to vendors.  Net cash used in operations was partially offset by a decrease in income taxes receivable.  Net cash used in operating activities was partially offset by net income excluding the non-cash effects of depreciation and amortization.

Investing Activities.

In fiscal year 2018, the Company purchased in cash $3,731,370 in machinery and equipment to be used in the ordinary course of business.  The Company anticipates it may purchase up to $6,000,000 in machinery and equipment in fiscal year 2019 although there is no guaranty the Company will not exceed such amount.  The Company plans to fund the majority of purchases by lease or loan transactions.  There is no assurance that the Company will be able to obtain debt financing at acceptable terms, or at all, in the future.

In fiscal year 2017, the Company purchased in cash $3,505,486 in machinery and equipment to be used in the ordinary course of business.  The Company purchases were funded by the bank line of credit.

Financing Activities.

Cash provided by financing activities was $6,676,729 for the fiscal year ended April 30, 2018 compared to cash provided by financing activities of $2,727,303 in fiscal year 2017.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit and proceeds under building notes.  Proceeds under building notes was due to the mortgage agreements on December 21, 2017 with U.S. Bank to refinance the Company’s corporate headquarters and its Illinois manufacturing facility and the Company’s engineering and design center in Elgin, Illinois.

Cash provided by financing activities was $2,727,303 for the fiscal year ended April 30, 2017.  Cash provided by financing activities in fiscal year 2017 was primarily the result of increased net borrowings under the credit facility, equipment notes and sale leaseback agreements.

Financing Summary.

Notes Payable - Banks

Prior to March 31, 2017 the Company had a senior secured credit facility with Wells Fargo, N.A. with a revolving credit limit up to $30,000,000.  The credit facility was collateralized by substantially all of the Company’s domestically located assets and the Company had pledged 65% of its equity ownership interest in some of its foreign entities.  Prior to its payoff and termination, the Wells Fargo, N.A. senior secured credit facility was due to expire on October 31, 2018.  On March 31, 2017, the Company paid the balance outstanding under the senior revolving credit facility in the amount of $22,232,914.  The remaining deferred financing costs of $68,475 were expensed in the fourth quarter of fiscal 2017.

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of four percent or LIBOR plus one and one half percent (effectively 3.83% at April 30, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).  Deferred financing costs of $34,971 and $207,647 were capitalized in the twelve month period ending April 30, 2018 and the fourth quarter of fiscal 2017, respectively, which are amortized over the term of the agreement.  As of April  30, 2018 and April 30, 2017 the unamortized amount included in other assets was $192,502 and $204,186, respectively.    As of April 30, 2018, there was $29,279,631 outstanding and $5,720,369 of unused availability under the U.S. Bank facility compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At April 30, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 less reserves or (ii) 90% of the Company’s Borrowing Base, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $17,500,000 on raw materials and $25,000,000 on finished goods.

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

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. could borrow up to 9,000,000 Renminbi and the facility was collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest was payable monthly and the facility had a fixed interest rate of 6.09%.  The term of the facility extended to February 7, 2018.  The credit facility was closed as of February 11, 2018.  There was no outstanding balance under the facility at April 30, 2017.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.  There was no outstanding balance under the facility at April  30, 2018.

Notes Payable  - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note required the Company to pay monthly principal payments in the amount of $9,500, bore an interest rate of LIBOR plus two and one-quarter percent and was payable over a sixty month period.  A final payment of approximately $2,289,500 was due on or before November 8, 2019.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $2,498,500, using proceeds from the U.S. Bank mortgage agreement.  The outstanding balance was $2,574,500 at April 30, 2017.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of April  30, 2018 the unamortized amount included in other assets was $66,945.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,148,000 at April  30, 2018.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note required the Company to pay monthly principal payments in the amount of $4,250, bore interest at a fixed rate of 4.5% per year and was payable over a sixty month period.  A final payment of approximately $1,030,000 was due on or before October 2018.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $1,062,500, using proceeds from the U.S. Bank mortgage agreement.  The outstanding balance was $1,096,500 at April 30, 2017.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of April  30, 2018 the unamortized amount included in other assets was $59,094.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,782,000 at April  30, 2018.

Notes Payable - Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $447,741 and $567,138 at April  30, 2018 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.

The balance outstanding under this note agreement was $268,660 and $335,825 at April  30, 2018 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $540,685 at April  30, 2018.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $291,684 at April  30, 2018.

Capital Lease and Sale Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,923,524 and $3,627,760 at April  30, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $4,799,827 and $4,713,044 at April  30, 2018 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $984,031 and $1,448,269 at April  30, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $1,736,688 and $1,946,026 at April  30, 2018 and April 30, 2017, respectively.

From September 2017 through April 2018, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,011,387.  The terms of the lease agreements extend to August 2021 through April 2022 with monthly installment payments ranging from $6,716 to $20,093 and a fixed interest rate ranging from 5.82% through 7.23%.  The balance outstanding under these capital lease agreements was $2,688,029 at April  30, 2018.  The net book value of the equipment under these leases was $2,808,209 at April  30, 2018.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the fiscal year ended April  30, 2018 was $103,599 compared to $79,575 in fiscal year 2017.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at April  30, 2018 was $447,073 compared to $550,672 at April 30, 2017.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the fiscal year ended April  30, 2018 was $139,437 compared to $127,967 in fiscal year 2017.  The balance of deferred rent at April  30, 2018 was $85,527 compared to $224,964 at April 30, 2017.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuations for the fiscal year ended April 30, 2018 resulted in net foreign currency transaction gains of approximately $125,000 compared to net foreign currency losses of $508,000 in the prior year.  In fiscal year 2018, the Company paid approximately $49,170,000 to its foreign subsidiaries.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2019. In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of April 30, 2018.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2018.

Internal Controls:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).    The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded the 1992 Framework on December 15, 2014.  Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  Neither COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 Framework by a specified date. The Company implemented the 2013 Framework in the fourth fiscal quarter of 2018.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of April 30, 2018.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2018, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2018.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2018.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

                 INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2018.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on     Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 37.

ITEM 16. 10-K SUMMARY

None.

Index to Exhibits

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994. (P)(Rule 311)

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000.

10.1	Form of 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100.* (P)(Rule 311)

10.2

Form of Incentive Stock Option Agreement for the Company’s 1993 Stock Option Plan , incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-72100.* (P)(Rule 311)

10.3

Form of Non-Statutory Stock Option Agreement for the Company’s 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 33-72100.* (P)(Rule 311)

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

10.29

Promissory Note, entered into January 5, 2017, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM,  E.N.R. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed on July 24, 2017.

10.30

Lease No. 011, entered into May 8, 2017, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K filed on July 24, 2017.

10.31

Lease No. 012, entered into May 8, 2017, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed on July 24, 2017.

10.32

Loan and Security Agreement between SigmaTron International, Inc. and U.S. Bank National Association dated March 31, 2017, incorporated herein by reference to Exhibit 10.32 to the Company’ Form 10-K filed on July 24, 2017.

10.33

Promissory Note, entered into June 1, 2017, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM, E.N.R. AND SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 13, 2017.

10.34

Lease No. 013, entered into July 6, 2017, is an attachment to Master Lease No. 2170 dated October 17, 2013 by and between Associated Bank, National Association and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on September 13, 2017.

10.35

Lease No. 1, entered into September 13, 2017, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 12, 2017.

10.36

Lease No. 2, entered into October 9, 2017, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2017.

10.37

Promissory Note, entered into October 12, 2017, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM, E.N.R. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on December 12, 2017.

10.38

Real Property mortgage (Cook County, Illinois) made as of the 21st day of December, 2017, is made and executed by SigmaTron International, Inc. (“Mortgagor”) and U.S. Bank National Association (“Lender”), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 14, 2018.

10.39

Real Property mortgage (Kane County, Illinois) made as of the 21st day of December, 2017, is made and executed by SigmaTron International, Inc. (“Mortgagor”) and U.S. Bank National Association (“Lender”), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on March 14, 2018.

10.40

Lease No. 3, entered into December 20, 2017, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on March 14, 2018.

10.41

Lease No. 4, entered into January 9, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on March 14, 2018.

10.42

Asset Purchase Agreement effective April 30, 2018 between SigmaTron International, Inc. and Wagz, Inc., incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K/A filed on May 4, 2018.

10.43	SigmaTron International, Inc. Employee Bonus Plan for Fiscal Year 2019 dated July 12, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2018.*

10.44

Amendment No.1 to Amended and Restated Loan and Security Agreement entered into as of July 16, 2018, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 17, 2018.

10.45	Lease No. 5, entered into March 15, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.**

10.46	Lease No. 6, entered into April 20, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.**

21.0	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K for the fiscal year ended April 30, 2014, filed on July 24, 2014.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2018).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: July 24, 2018

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 24, 2018
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 24, 2018
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	July 24, 2018
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 24, 2018
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 24, 2018
Paul J. Plante

/s/ Barry R. Horek	Director	July 24, 2018
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 24, 2018
Bruce J. Mantia

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sigmatron International, Inc. (the “Company”) and subsidiaries as of April 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at April 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

July 24, 2018

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2018 and 2017

C

ASSETS	2018	2017

CURRENT ASSETS
Cash and cash equivalents	$1,721,599	$3,493,324
Accounts receivable, less allowance for doubtful accounts of
$300,000 and $100,000 at April 30, 2018 and 2017,
respectively	26,638,367	26,656,871
Inventories, net	86,929,793	73,571,238
Prepaid expenses and other assets	1,948,748	2,971,087
Refundable and prepaid income taxes	1,655,409	339,791
Note receivable	-	887,531
Other receivables	1,135,810	1,112,071

Total current assets	120,029,726	109,031,913

PROPERTY, MACHINERY AND EQUIPMENT, NET	35,288,997	33,008,714

OTHER LONG-TERM ASSETS
Intangible assets, net	3,088,085	4,213,235
Goodwill	-	3,222,899
Deferred income taxes	1,109,681	236,087
Other assets	1,713,481	1,472,816

Total other long-term assets	5,911,247	9,145,037

TOTAL ASSETS	$161,229,970	$151,185,664

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2018 and 2017

LIABILITIES AND STOCKHOLDERS’ EQUITY	2018	2017

CURRENT LIABILITIES
Trade accounts payable	$49,326,402	$46,160,395
Accrued expenses	2,930,792	2,322,055
Accrued wages	3,730,755	4,489,602
Income taxes payable	-	69,868
Current portion of long-term debt	655,190	351,562
Current portion of capital lease obligations	2,320,538	1,711,204
Current portion of contingent consideration	213,460	286,240
Current portion of deferred rent	201,349	220,288

Total current liabilities	59,378,486	55,611,214

Long-term debt,
less current portion	36,783,879	27,192,246
Capital lease obligations,
less current portion	4,297,846	3,364,825
Contingent consideration,
less current portion	-	237,578
Income taxes payable	498,000	-
Other long-term liabilities	1,130,557	991,017
Deferred rent, less current portion	331,251	555,348
Deferred income taxes	-	1,361,291

Total long-term liabilities	43,041,533	33,702,305

Total liabilities	102,420,019	89,313,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,215,258 and 4,195,813 shares issued
and outstanding at April 30, 2018 and 2017, respectively	41,896	41,702
Capital in excess of par value	23,132,017	22,952,535
Retained earnings	35,636,038	38,877,908

Total stockholders’ equity	58,809,951	61,872,145

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$161,229,970	$151,185,664

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2018 and 2017

	2018	2017

Net sales	$278,131,709	$253,370,175

Cost of products sold	251,528,791	228,194,867

Gross profit	26,602,918	25,175,308

Selling and administrative expenses	23,089,939	21,909,110
Impairment of goodwill and intangible asset	3,913,006	-
Loss on settlement of receivable and disposal of related assets	2,509,423	-

Operating (loss) income	(2,909,450)	3,266,198

Other income	(144,574)	(367,338)
Interest expense	1,537,446	1,135,853

(Loss) income before income taxes	(4,302,322)	2,497,683

Income tax (benefit) expense	(1,060,452)	1,107,477

NET (LOSS) INCOME	$(3,241,870)	$1,390,206

(Loss) earnings per common share
Basic	$(0.77)	$0.33

Diluted	$(0.77)	$0.33

Weighted-average shares of common
stock outstanding
Basic	4,205,483	4,186,183

Diluted	4,205,483	4,213,592

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2018 and 2017

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2016	$-	41,560	22,546,616	37,487,702	60,075,878

Recognition of stock-based compensation	-	-	332,783	-	332,783

Exercise of stock options	-	12	4,308	-	4,320

Vesting of restricted stock	-	113	60,536	-	60,649

Employee stock purchases	-	17	8,330	-	8,347

Excess tax expense on stock options and awards	-	-	(38)	-	(38)

Net income	-	-	-	1,390,206	1,390,206

Balance at April 30, 2017	-	41,702	22,952,535	38,877,908	61,872,145

Recognition of stock-based compensation	-	-	83,659	-	83,659

Exercise of stock options	-	194	95,823	-	96,017

Net loss	-	-	-	(3,241,870)	(3,241,870)

Balance at April 30, 2018	$-	$41,896	$23,132,017	$35,636,038	$58,809,951

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net (loss) income	$(3,241,870)	$1,390,206
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation and amortization	5,118,297	4,708,876
Stock-based compensation	83,659	332,783
Restricted stock expense	-	60,649
Increase in allowance for doubtful accounts	200,000	-
Increase in inventory obsolescence reserve	-	300,000
Loss on settlement of receivable and disposal of related assets	2,509,423	-
Impairment of goodwill	3,222,899	-
Impairment of intangible asset	690,107	-
Deferred income tax (benefit) expense	(2,234,885)	2,641
Amortization of intangible assets	435,043	490,010
Amortization of financing fees	63,669	111,981
Fair value adjustment of contingent consideration	(84,344)	(353,591)
Loss from disposal or sale of machinery and equipment	20,011	58,456
Gain from involuntary conversion on non-monetary assets due to fire	-	(276,967)
Changes in assets and liabilities
Accounts receivable	(1,716,793)	(8,812,643)
Inventories	(13,415,555)	(6,222,216)
Prepaid expenses and other assets	1,761,070	(1,092,816)
Refundable and prepaid income taxes	(1,315,618)	435,056
Income taxes payable	428,132	69,868
Trade accounts payable	3,166,007	9,148,609
Deferred rent	(243,036)	(207,542)
Accrued expenses and wages	(163,300)	(197,121)
Net cash used in operating activities	(4,717,084)	(53,761)
Cash flows from investing activities
Purchases of machinery and equipment	(3,731,370)	(3,505,486)
Net cash used in investing activities	(3,731,370)	(3,505,486)
Cash flows from financing activities
Advances on notes receivable	(880,000)	-
Proceeds from the exercise of common stock options	96,017	4,320
Proceeds from Employee stock purchases	-	8,347
Proceeds under equipment note	943,136	932,812
Proceeds under sale leaseback agreements	-	904,027
Tax expense on stock options and awards	-	(38)
Payments of contingent consideration	(226,014)	(273,672)
Payments under capital lease and sale leaseback agreements	(2,144,866)	(1,610,356)
Payments under equipment note	(297,328)	(29,850)
Proceeds under building notes payable	7,000,000	-
Payments under building notes payable	(3,741,000)	(165,000)
Borrowings under lines of credit	15,912,446	94,123,100
Payments under lines of credit	(9,811,244)	(90,958,740)
Payments of financing fees	(174,418)	(207,647)
Net cash provided by financing activities	6,676,729	2,727,303

Change in cash	(1,771,725)	(831,944)

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

Years ended April 30, 2018 and 2017

Cash and cash equivalents at beginning of year	3,493,324	4,325,268
Cash and cash equivalents at end of year	$1,721,599	$3,493,324

	2018	2017
Supplementary disclosures of cash flow information
Cash paid for interest	$1,435,067	$994,583
Cash paid for income taxes	2,053,779	603,091
Purchase of machinery and equipment financed
under capital leases	3,687,221	1,189,701
Financing of insurance policy	152,730	157,805

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018 and 2017

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  As of April 30, 2018, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.  Approximately 14.0% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2018 and 2017.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan.  The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.  The impact of currency fluctuations for the fiscal year ended April 30, 2018 resulted in net foreign currency transaction gains of approximately $125,000 compared to net foreign currency losses of $508,000 in the prior year.

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

April 30, 2018 and 2017

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the industrial electronics, consumer electronics and medical/life sciences industries.  Credit is extended based on evaluation of a customer’s financial condition, and, generally, collateral is not required.  Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payments terms are considered past due.  The Company writes off accounts receivable when they are determined to be uncollectible.

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers. The accounts receivable balances sold are at the election of the Company and the Company incurred fees for such sales, which were not material for the year ended April 30, 2018 or 2017.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale.  During the years ended April 30, 2018 and 2017, the Company sold without recourse trade receivables of approximately $78,000,000 and $95,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's consolidated statements of cash flows.

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

April 30, 2018 and 2017

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the effective interest method over the term of the related debt.  Deferred financing fees of $319,332 and $208,583 net of accumulated amortization of $75,585 and $11,916, respectively, as of April 30, 2018 and 2017, respectively, are deducted from long term debt on the Company’s balance sheet.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations.  Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  Except as noted below, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

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

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested.  There were 109,402 and 285,000 anti-dilutive common stock equivalents at April 30, 2018 and April 30, 2017, respectively, which have been excluded from the calculation of diluted earnings per share.

	Twelve Months Ended
	April 30,
	2018	2017

Net (loss) income	$(3,241,870)	$1,390,206
Weighted-average shares
Basic	4,205,483	4,186,183
Effect of dilutive stock options	-	27,409

Diluted	4,205,483	4,213,592

Basic (loss) earnings per share	$(0.77)	$0.33

Diluted (loss) earnings per share	$(0.77)	$0.33

Revenue Recognition

Revenues from sales of the Company's electronic manufacturing services business are recognized when the finished good product is shipped to the customer.  In general, and except for consignment inventory, it is the Company's policy to recognize revenue and related costs when the finished goods have been shipped from its facilities, which is also the same point in time that title passes under the terms of the purchase order and control passes to the customer.  Finished goods inventory for certain customers is shipped from the Company to an independent warehouse for storage or shipped directly to the customer and stored in a segregated part of the customer’s own facility.  Upon the customer’s request for finished goods inventory, the inventory is shipped to the customer if the inventory was stored off-site, or transferred from the segregated part of the customer’s facility for consumption or use by the customer.  The Company recognizes revenue upon such shipment or transfer to the customer.  The Company does not earn a fee for such arrangements.  The Company from time to time may ship finished goods from its facilities, which is also the same point in time that title passes under the terms of the purchase order, and invoice the customer at the end of the calendar month.  This is done only in special circumstances to accommodate a specific customer.  Further, from time to time

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

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

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses.  Customers are typically invoiced for shipping costs and such amounts are included in net sales.  Shipping and handling costs were not material to the financial statements for fiscal years 2018 or 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2018 and 2017, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

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

The Company entered into an Asset Purchase Agreement with Wagz, Inc. (Wagz) whereby the Company sold assets to Wagz for $350,000 cash, 600,000 shares of Wagz Class C Common Stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.  The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.  The Company did not assign any value to the earn-out because any receipts from the earn-out are contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value.  If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value, then the Company is not required to take further action.  However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value (the “step 2” requirement).  If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired.  The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.  The Company will be able to resume performing the qualitative assessment in any subsequent period.  For fiscal 2017, the Company performed its annual goodwill impairment test as of February 1, 2017 and determined no impairment existed as of that date.  The step one analysis was performed using a combination of a market approach and an income approach based on a discounted cash flow analysis.

For fiscal year 2018, the Company early adopted the guidance contained in Accounting Standards Update (ASU) No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  Beginning with its February 1, 2018 goodwill impairment testing, goodwill impairment is the amount by which the Company’s single reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill.  To estimate the fair value of the Company’s equity, the Company used both a market approach based on the guideline companies’ method, and an income approach based on a discounted cash flow analysis.  The value indicated by both methods was weighted to arrive at a concluded value.  The carrying value of the Company’s equity was greater than the fair value of the Company based on the valuation analysis by an amount greater than the recorded amount of the goodwill.  In the fourth quarter of fiscal 2018, the Company’s forecasted future cash flow declined from prior estimates.  The Company is experiencing declining margins due to pricing pressures from vendors and customers.  Also at this time, electronic component manufacturers began allocating components to their customers which required the Company to increase its investment in working capital.   The decline in the forecasted cash flow resulted in a lower estimate of the fair value of the Company’s reporting unit causing the Company to take an impairment charge on all of its goodwill.  The Company has begun taking steps to improve its margins and has negotiated an increase in its revolving credit facility to address its working capital needs.    Accordingly, the Company recognized a full goodwill impairment charge of $3,222,899.

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

April 30, 2018 and 2017

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets - Continued

Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As a result of the analysis performed in the fourth quarter of fiscal 2018, the Company determined that the carrying value of the trade name intangible asset was not recoverable and recorded a charge of $690,107 for the entire carrying amount.  The Company’s analysis did not indicate that any of its other long-lived assets were impaired.

Settlement of Receivable, Related Sale of Assets and Investments

As more fully described in Note E – Related Parties, the Company has recorded an investment in Wagz, a privately held company whose equity does not have a readily determinable fair value.  As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2.  The balance at fiscal year ended April 30, 2018 was $600,000 which is recorded under other assets.  For the fiscal year ended April 30, 2018, the Company has not recognized any impairment of this investment.

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

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  In summary, the core principle of this standard, along with various subsequent amendments, is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurements and recognition.  The standard, as amended, was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  Companies have the option of using either a full or modified retrospective approach in applying this standard.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards – Continued

To plan for the adoption of the standard, the Company conducted an analysis to determine the impact the new standard would have on its consolidated financial statements.  This analysis included reviewing 1) contract terms and existing accounting policies to determine the financial impact of the standard, 2) data availability and system reports to meet the additional disclosure requirements of the standard, 3) any practical expedients the Company could elect upon adoption and 4) the control environment and internal processes to ensure the appropriate controls are in place.  As part of implementation efforts we reviewed and modified our standard manufacturing agreement and invoice terms and conditions to emphasize that title, risk of loss and control of the finished goods products we sell transfers to our customers upon shipment.

The Company adopted the ASU on May 1, 2018 using the modified retrospective transition method, applying the guidance to those contracts which were not completed as of that date. The Company’s adoption of ASC 606 did not result in any changes in accounting requiring a transition adjustment to retained earnings.

Pursuant to the Company’s adoption of the standard, it is in the process of expanding its disclosures in the consolidated financial statements for revenue recognition, assets and liabilities relating to contracts with customers, the nature of the Company’s performance obligations and the manner by which the Company determines and allocates transaction prices to its performance obligations, and the significant judgments inherent in its revenue recognition policies.  The Company also is in the process of implementing enhancements to its internal controls to support the Company’s ability to sustain compliance with the standard after adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption in the fiscal year ending April 30, 2020, it will recognize ROU assets and lease liabilities and the amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of operations, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the ASU on May 1, 2017.  Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period.  The adoption of the ASU had no material impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this guidance in the third quarter of its fiscal year ending April 30, 2018 and is applying this guidance to all future tests.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company adopted this ASU in the fourth quarter of its fiscal year ending April 30, 2018.  The Company will apply the clarified definition of a business, as applicable, from the period of adoption.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company plans to adopt this ASU in the first quarter of its fiscal year ending April 30, 2019 and is currently evaluating the impact that its adoption may have on its consolidated financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

In May 2018, the FASB issued ASU No.  2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of April 30, 2018. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2018	2017
Beginning Balance	$100,000	$100,000
Bad debt expense	200,000	-
Write-offs	-	-
	$300,000	$100,000

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2018	2017

Finished products	$20,404,849	$20,291,768
Work-in-process	2,075,465	1,795,852
Raw materials	65,652,411	52,748,542
	88,132,725	74,836,162
Less obsolescence reserve	1,202,932	1,264,924
	$86,929,793	$73,571,238

Changes in the Company’s inventory obsolescence reserve are as follows:

	2018	2017

Beginning balance	$1,264,924	$1,212,532
Provision for obsolescence	-	300,000
Write-offs	(61,992)	(247,608)
	$1,202,932	$1,264,924

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE E - RELATED PARTIES

In March, 2015, two of the Company’s executive officers invested in a start-up customer, Petzila, Inc. (“Petzila”).  The executive officers’ investments constituted less than 2% (individually and in aggregate) of the outstanding beneficial ownership of Petzila, according to information provided by Petzila to the executive officers.  As of April  2018, Petzila owed the Company approximately $3,652,800, consisting of an outstanding note receivable of $2,117,500 and account receivable of $1,535,300, compared to an outstanding note receivable and account receivable of approximately $888,000 and $1,271,000, respectively, at April 30, 2017.  As of April 2018, inventory on hand related to this customer approximated $211,000 compared to $310,000 at April 30, 2017.  Sales to this customer have not been material for fiscal year 2018 or 2017.

On January 29, 2016, the Company entered into a memorandum of understanding with Petzila.  Under the subsequent agreement, effective January 29, 2016, the then outstanding account receivable of approximately $888,000 was converted into a short-term promissory note.  The promissory note bore interest at the rate of 8% per annum, payable at the maturity of the promissory note.  The promissory note was scheduled to mature at the earlier of October 31, 2016, or within 10 days after the customer obtains certain equity financing, or at the closing of a sale of substantially all of Petzila’s stock or assets.  As additional consideration, the Company received warrants under the agreement.  The warrants were ten years in duration and at an exercise price of $0.01 per share and for a number of shares determined pursuant to the warrant, expected to be, at a minimum, approximately 1% of Petzila’s then - outstanding equity securities.  The Company believed the warrants had nil value.  Further, the Company was granted a security interest in Petzila’s accounts receivable and authority to access and be a signatory on its deposit accounts.

On December 6, 2016, the Company extended the maturity of the promissory note to July 31, 2017.  The promissory note continued to bear interest at the rate of 8% per annum, payable monthly.  As consideration, the Company received additional warrants under the agreement, which the Company believed had nil value.

On August 25, 2017, effective as of July 31, 2017, the Company and Petzila entered into a new forbearance agreement.  The Company agreed to extend the maturity of the promissory note and forbear exercising its remedies until the earliest of a capital raise, the sale of Petzila, or October 31, 2017, and to fund Petzila’s operations while Petzila explored its options by advancing a maximum of $315,000 through October 31, 2017, pursuant to a new promissory note that bore interest at 8% per annum.  Additionally, should Petzila’s business be sold at a price exceeding $5,000,000 and the amount necessary to pay its creditors, the Company would receive a fee in addition to the debt owed to the Company.  The forbearance period and maturity date of the notes were set to expire on the earliest of a capital raise, the sale of Petzila or October 31, 2017, but the Company had a unilateral right to extend the forbearance period and maturity of the notes and to make additional advances and did so as discussed further below.

The Company’s right to receive the sale fee was an embedded derivative to the note receivable, which was required to be separated for accounting purposes.  On July 31, 2017, the fair values of the new instruments received were as follows: note receivable $887,531, warrants $0 and embedded derivative $0.  After their initial recording at fair value, the note receivable and warrants were recorded at amortized cost.  The embedded derivative will be recorded at fair value at each reporting period, with changes in value recognized as a gain or loss in the consolidated statement of operations.  There was no gain or loss on the extinguishment, as the pre and post extinguishment fair values were consistent and there were no capitalized costs related to the extinguished instruments to expense.

During the time from November l, 2017 through February 28, 2018, Petzila prepared and distributed a confidential information memorandum to potential buyers of its business, negotiated with interested buyers, and participated in due diligence.  During that time, in an effort to enhance its secured position, the Company continued to provide working capital of $105,000 each month and extended on a monthly basis the forbearance period and maturity of the notes. Petzila continued with its efforts to negotiate a sale of its business to a third party.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE E - RELATED PARTIES - Continued

During the time from March 1, 2018 through April 30, 2018, the Company continued to provide working capital of $145,000.  Petzila continued with its efforts to negotiate a sale of its business to a third party.

On April 30, 2018 the Company foreclosed on its security interest and held a public sale of the assets in accordance with the requirements of Article 9 of the California Uniform Commercial Code.  The Company acquired all of the assets of Petzila as the winning bidder at the public sale by a credit bid of $3,500,000, the aggregate amount of Petzila’s liability to the company.

Concurrent with the foreclosure sale, the Company entered into an Asset Purchase Agreement with Wagz, Inc. (Wagz) whereby the Company sold the assets to Wagz for $350,000 cash, 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.

Accordingly, the Company recognized the fair value of the assets received from Wagz and derecognized the receivables from Petzila.  The fair value of the assets received from Wagz was approximately $950,000; therefore, the Company recognized a loss of approximately $2,509,423 in its consolidated statement of operations for the year ended April 30, 2018.

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.  The Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE F - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2018	2017

Land and buildings	$17,072,098	$16,969,769
Machinery and equipment	61,746,650	59,795,532
Office equipment and software	10,670,918	9,601,149
Leasehold improvements	2,673,100	2,622,870
Equipment under capital leases	12,417,034	8,752,613

	104,579,800	97,741,933

Less accumulated depreciation
and amortization, including
amortization of assets under
capital leases of $3,072,310
and $2,093,544 at April 30,
2018 and 2017, respectively	69,290,803	64,733,219

Property, machinery and
equipment, net
	$35,288,997	$33,008,714

Depreciation and amortization expense of property, machinery and equipment was $5,118,297 and $4,708,876 for the years ended April 30, 2018 and 2017, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE G - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of tax deductible goodwill for the fiscal years ended April 30, 2018 and 2017 is as follows:

	2018	2017
Beginning balance	$3,222,899	$3,222,899
Impairment	(3,222,899)	-
Ending balance	$-	$3,222,899

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2018 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	9.08	4,690,000	1,609,670
Backlog	-	22,000	22,000
Trade names	14.08	-	-
Non-compete agreements	1.08	50,000	42,245
Patents	-	400,000	400,000
Total		$7,932,000	$4,843,915

For fiscal year 2018, the Company early adopted the guidance contained in Accounting Standards Update (ASU) No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  Beginning with its February 1, 2018 goodwill impairment testing, goodwill impairment is the amount by which the Company’s single reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill.  To estimate the fair value of the Company’s equity, the Company used both a market approach based on the guideline companies’ method, and an income approach based on a discounted cash flow analysis.  The value indicated by both methods was weighted to arrive at a concluded value.  The carrying value of the Company’s equity was greater than the fair value of the Company based on the valuation analysis by an amount greater than the recorded amount of the goodwill.  In the fourth quarter of fiscal 2018, the Company’s forecasted future cash flow declined from prior estimates.  The Company is experiencing declining margins due to pricing pressures from vendors and customers.  Also at this time, electronic component manufacturers began allocating components to their customers which required the Company to increase its investment in working capital.   The decline in the forecasted cash flow resulted in a lower estimate of the fair value of the Company’s reporting unit causing the Company to take an impairment charge on all of its goodwill.  The Company has begun taking steps to improve its margins and has negotiated an increase in its revolving credit facility to address its working capital needs.    Accordingly, the Company recognized a full goodwill impairment charge of $3,222,899.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE G - GOODWILL AND INTANGIBLE ASSETS - Continued

Intangible Assets - Continued

The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As a result of the analysis performed in the fourth quarter of fiscal 2018, the Company determined that the carrying value of the trade name intangible asset was not recoverable and recorded a charge of $690,107 for the entire carrying amount.  The Company’s analysis did not indicate that any of its other long-lived assets were impaired.

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

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2032, for the remaining fiscal years is as follows:

For the fiscal year ending April 30:
	2019	$374,725
	2020	362,410
	2021	354,203
	2022	346,582
	2023	339,128
	Thereafter	1,311,037
		$3,088,085

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE G - GOODWILL AND INTANGIBLE ASSETS - Continued

Intangible Assets - Continued

Amortization expense was $435,043 and $490,010 for the years ended April 30, 2018 and 2017, respectively.

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company decreased the estimated remaining payments expected to be paid under the agreement, which resulted in a decrease of $353,591 and $84,344 to the contingent consideration liability for the fiscal years ended April 30, 2018 and 2017, respectively.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  The Company made payments totaling $226,014 and $273,672 for the years ended April 30, 2018 and 2017, respectively.  As of April 30, 2018, the contingent consideration liability was $213,460 compared to $523,818 at April 30, 2017.

NOTE H - LONG-TERM DEBT

Note Payable - Bank

Prior to March 31, 2017 the Company had a senior secured credit facility with Wells Fargo, N.A. with a revolving credit limit up to $30,000,000.  The credit facility was collateralized by substantially all of the Company’s domestically located assets and the Company had pledged 65% of its equity ownership interest in some of its foreign entities.  Prior to its payoff and termination, the Wells Fargo, N.A. senior secured credit facility was due to expire on October 31, 2018.  On March 31, 2017, the Company paid the balance outstanding under the senior revolving credit facility in the amount of $22,232,914.  The remaining deferred financing costs of $68,475 were expensed in the fourth quarter of fiscal 2017.

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, National Association (“U.S. Bank”), which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of four percent or LIBOR plus one and one half percent (effectively 3.83% at April 30, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).  Deferred financing costs of $34,971 and $207,647 were capitalized in the twelve month period ending April 30, 2018 and the fourth quarter of fiscal 2017, respectively, which are amortized over the term of the agreement.  As of April 30, 2018 and April 30, 2017 the unamortized amount included in other assets was $192,502 and $204,186, respectively.  As of April 30, 2018, there was $29,279,631 outstanding and $5,720,369 of unused availability under the U.S. Bank facility compared to an outstanding balance of $23,178,429 and $11,821,571 of unused availability at April 30, 2017.  At April 30, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 less reserves or (ii) 90% of the Company’s Borrowing Base, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $17,500,000 on raw materials and $25,000,000 on finished goods.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

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

On March 24, 2017, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. could borrow up to 9,000,000 Renminbi and the facility was collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest was payable monthly and the facility had a fixed interest rate of 6.09%.  The term of the facility extended to February 7, 2018.  The credit facility was closed as of February 11, 2018.  There was no outstanding balance under the facility at April 30, 2017.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd.

can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.  There was no outstanding balance under the facility at April 30, 2018.

Notes Payable - Buildings

The Company entered into a mortgage agreement on January 8, 2010, in the amount of $2,500,000, with Wells Fargo, N.A. to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  On November 24, 2014, the Company refinanced the mortgage agreement with Wells Fargo, N.A.  The note required the Company to pay monthly principal payments in the amount of $9,500, bore an interest rate of LIBOR plus two and one-quarter percent and was payable over a sixty month period.  A final payment of approximately $2,289,500 was due on or before November 8, 2019.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $2,498,500, using proceeds from the U.S. Bank mortgage agreement.  The outstanding balance was $2,574,500 at April 30, 2017.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2018 the unamortized amount included in other assets was $66,945.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,148,000 at April 30, 2018.

The Company entered into a mortgage agreement on October 24, 2013, in the amount of $1,275,000, with Wells Fargo, N.A. to finance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The Wells Fargo, N.A. note required the Company to pay monthly principal payments in the amount of $4,250, bore interest at a fixed rate of 4.5% per year and was payable over a sixty month period.  A final payment of approximately $1,030,000 was due on or before October 2018.  On December 21, 2017, the Company repaid its Wells Fargo, N.A. mortgage agreement for the remaining amount outstanding of $1,062,500, using proceeds from the U.S. Bank mortgage agreement.  The outstanding balance was $1,096,500 at April 30, 2017.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE H - LONG-TERM DEBT - Continued

Notes Payable - Buildings - Continued

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2018 the unamortized amount included in other assets was $59,094.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,782,000 at April 30, 2018.

Notes Payable - Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $447,741 and $567,138 at April 30, 2018 and April 30, 2017, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $268,660 and $335,825 at April 30, 2018 and April 30, 2017, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $540,685 at April 30, 2018.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $291,684 at April 30, 2018.

Capital Lease and Sale Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,923,524 and $3,627,760 at April 30, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $4,799,827 and $4,713,044 at April 30, 2018 and April 30, 2017, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $984,031 and $1,448,269 at April 30, 2018 and April 30, 2017, respectively.  The net book value of the equipment under these leases was $1,736,688 and $1,946,026 at April 30, 2018 and April 30, 2017, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE H - LONG-TERM DEBT - Continued

Capital Lease and Sale Leaseback Obligations - Continued

From September 2017 through April 2018, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,011,387.  The terms of the lease agreements extend to August 2021 through April 2022 with monthly installment payments ranging from $6,716 to $20,093 and a fixed interest rate ranging from 5.82% through 7.23%.  The balance outstanding under these capital lease agreements was $2,688,029 at April 30, 2018.  The net book value of the equipment under these leases was $2,808,209 at April 30, 2018.

The aggregate amount of debt, net of deferred financing fees, maturing in each of the following fiscal years and thereafter is as follows:

Fiscal Year	Total

2019	$655,190
2020	655,190
2021	655,190
2022	35,473,499
$37,439,069

See Note M - Leases, Page F-35 for future maturities under capital lease obligations.

Other Long-Term Liabilities

As of April 30, 2018 and 2017, the Company had recorded $1,130,557 and $991,017, respectively, for seniority premiums and retirement accounts related to benefits for employees, $1,052,082 and $913,827 of which, respectively, are for the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE I - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2018	2017

Interest	$121,845	$90,639
Commissions	187,936	143,738
Professional fees	322,377	419,801
Other - Purchases	156,634	117,069
Other	2,142,000	1,550,808

	$2,930,792	$2,322,055

Accrued wages consist of the following at April 30:

	2018	2017

Wages	$1,945,142	$1,785,078
Bonuses	467,306	819,207
Foreign wages	1,318,307	1,885,317

	$3,730,755	$4,489,602

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE J - INCOME TAX

U.S. and foreign (loss) income before income tax (benefit) expense for the years ended April 30 are as follows:

	2018	2017

Domestic	$(5,906,596)	$1,326,266
Foreign	1,604,274	1,171,417

	$(4,302,322)	$2,497,683

Income Tax Provision

The income tax (benefit) expense for the years ended April 30 consists of the following:

	2018	2017

Current
Federal	$433,291	$501,226
State	28,296	13,697
Foreign	712,846	589,913
Total Current	1,174,433	1,104,836

Deferred
Federal	(1,551,921)	(54,213)
State	(240,647)	59,884
Foreign	(442,317)	(3,030)
Total Deferred	(2,234,885)	2,641

Income tax	$(1,060,452)	$1,107,477

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE J - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax (benefit) expense and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the years ended April 30 are as follows:

	2018	2017

U.S Federal Provision:
At statutory rate	$(1,325,872)	$849,215
State taxes	(151,508)	42,643
Change in valuation allowance	-	78,100
Foreign tax differential	60,302	(89,885)
Impact of state tax rate change	3,670	5,920
Impact of foreign permanent items	23,106	7,171
Tax law changes	581,222	28,599
Foreign currency exchange gain/loss	(172,062)	328,239
Foreign inflation adjustment	(129,227)	(61,707)
Stock based compensation	49,917	(80,818)

Provision for income taxes	$(1,060,452)	$1,107,477

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2018	2017

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$730,561	$29,168
Foreign tax credit	78,100	78,100
Reserves and accruals	598,364	723,313
Stock based compensation	314,221	462,156
Inventory	869,471	1,177,067
Other intangibles	834,512	206,736
Deferred rent	114,171	211,509
Allowance for doubtful accounts	76,500	38,360
Other DTA	-	13,839
Federal benefit of state	-	45,589
Total Gross Deferred Tax Assets	3,615,900	2,985,837
Less: Valuation allowance	(78,100)	(78,100)

Net Deferred Tax Assets	$3,537,800	$2,907,737

Deferred Tax Liabilities
Other assets	$(3,485)	$(318,830)
Property, machinery & equipment	(2,198,332)	(3,441,393)
Prepaids	(203,924)	(272,718)
Federal benefit of state	(22,378)	-
Total Deferred Tax Liabilities	$(2,428,119)	$(4,032,941)

Net Deferred Tax Asset (Liability)	$1,109,681	$(1,125,204)

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; and (6) new tax rules related to foreign operations.

Due to the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates for certain effects of the Tax Act and recorded provisional amounts in its financial statements as of April 30, 2018.  As the Company collects and prepares necessary calculations of cumulative earnings and profits, tax pools and amounts held in cash or other specified assets, as well as interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts.  Those adjustments may materially impact its provision for income taxes and effective tax rate in the period in which the adjustments are made.  The Company expects to complete its accounting for the tax effects of the Tax Act in fiscal year 2019.

In connection with the Company’s initial analysis of the impact of the Tax Act, we recognized a provisional amount of $566,000, which is included as a component of income tax expense.

Provisional Amounts

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance resulted in an increase in income tax expense of $25,000 for the year ended April 30, 2018.

Prior to the enactment of Tax Act, the Company had not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries.  The earnings of the foreign subsidiaries have been indefinitely reinvested, and as a result, no deferred tax liability was previously recorded.  In light of the Tax Act and the one-time transition tax, for the period ended January 31, 2018, the Company recorded a provisional amount for its one-time transition tax liability for the cumulative undistributed earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $541,000 for the year ended April 30, 2018.

The one-time transition tax is based on total post-1986 earnings and profits (E&P) that the Company previously deferred from U.S. income taxes.  The entire amount of the transition tax liability, except for $70,000, is recorded as a long-term liability.  The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

As of April 30, 2018 the Company had a net operating loss carryforward for federal income tax purposes of approximately $1,068,000 which is carried forward indefinitely.  The Company has state net operating loss carry-forwards totaling approximately $976,000 at April 30, 2018, that will begin to expire in fiscal year April 30, 2025.   The Company had foreign net operating loss carryforwards of $1,825,000 as of April 30, 2018 which will begin to expire in 2023.  The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company determined it is more likely than not that it will realize the deferred tax assets due to the reversal of deferred tax liabilities and

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

forecast of future earnings. The deferred tax assets exceed the deferred tax liabilities and based on the reversing pattern in addition to the forecast of future earnings, the Company has concluded that all of the deferred tax liabilities are expected to reverse within the period of time available to fully utilize all the deferred tax assets.  Therefore, the Company has concluded that a valuation allowance is not required as of April 30, 2018, related to net operating loss carryforwards.  The Company has established a valuation allowance of $78,100 related to its foreign tax credit carry-forward.  The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period is insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized.

As a result of the Tax Act, the historic undistributed earnings of the Company’s foreign subsidiaries will be taxed in the U.S. via the one-time repatriation tax in fiscal 2018. As a result of this transition tax, the Company may repatriate its cash and cash equivalents held by its foreign subsidiaries without such funds being subject to further U.S. income tax liability. Certain unrepatriated foreign earnings remain subject to local country withholding taxes upon repatriation.  The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings of $13,085,000 as of April 30, 2018 from its foreign subsidiaries.

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns.  For the fiscal year ended April 30, 2018 and 2017, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0 for each year.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and miscellaneous selling, general and administrative expense, respectively, in the consolidated statements of operations.  For the fiscal year ended April 30, 2018 and 2017, the amount included in the Company’s balance sheet for such liabilities was $0 for each year.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2015.  The Internal Revenue Service previously concluded an audit of the Company’s fiscal year 2013 tax return, and a no change letter was issued.

NOTE K - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees.  The Company may elect to match participant contributions up to $300 per participant annually.  The Company contributed  $90,744 and $91,686 to the plans during the fiscal years ended April 30, 2018 and 2017, respectively.  The Company incurred total expenses of $12,700 and $8,000 for the fiscal years ended April 30, 2018 and 2017, respectively, relating to costs associated with the administration of the plans.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE L - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.  For the year ended April 30, 2018,  two customers accounted for 20.2% and 13.3% of net sales of the Company, and 6.0% and 2.9%, respectively, of accounts receivable at April 30, 2018.  For the year ended April 30, 2017,  two customers accounted for 26.7% and 12.6% of net sales of the Company and 8.4% and 4.2%, respectively, of accounts receivable at April 30, 2017.  Further, the Company has $1,325,149 in cash in China as of April 30, 2018.  Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits, under certain circumstances.  Funds above this amount are not insured by a guaranteed deposit insurance system.

NOTE M - LEASES

The Company leases certain facilities and office space under various operating leases expiring at various dates through April 2023.  The Company also leases various machinery and equipment under capital leases.

Future minimum lease payments under leases with terms of one year or more are as follows:

	Capital	Operating
Years ending April 30,	Leases	Leases

2019	$2,685,337	$2,326,475
2020	2,041,239	1,860,538
2021	1,618,137	1,371,245
2022	874,589	707,338
2023	12,244	685,986

Total future minimum lease payments	$7,231,546	$6,951,582

Less amounts representing interest	613,162

	6,618,384

Less Current Portion	2,320,538

Long Term Portion	$4,297,846

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE M - LEASES - Continued

Rent expense incurred under operating leases was $2,391,328 and $2,363,778 for the years ended April 30, 2018 and 2017, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the fiscal year ended April 30, 2018 was $103,599 compared to $79,575 in fiscal year 2017.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at April 30, 2018 was $447,073 compared to $550,672 at April 30, 2017.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the fiscal year ended April 30, 2018 was $139,437 compared to $127,967 in fiscal year 2017.  The balance of deferred rent at April 30, 2018 was $85,527 compared to $224,964 at April 30, 2017.

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire shares of common stock.  All Option Plans have been approved by the Company’s shareholders.  At April 30, 2018, the Company has 117,914 shares available for future issuance to employees under the employee plans and none are available under the non-employee director plans.  The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors.  The maximum term of options granted under the Option Plans is generally 10 years.  Options granted under the Option Plans are either incentive stock options or nonqualified options.  Each option under the Option Plans is exercisable for one share of stock.  Options forfeited under the Option Plans are available for reissuance.  Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

The Company granted 25,000 options to employees in fiscal year 2014.  The Company recognized approximately $0 and $3,500 in compensation expense in fiscal year 2018 and 2017, respectively.  The balance of unrecognized compensation expense was $0 at April 30, 2018 and 2017.

The Company granted 285,000 options to employees in fiscal year 2016.  The Company recognized approximately $83,700 and $325,700 in compensation expense in fiscal year 2018 and 2017, respectively.  The balance of unrecognized compensation expense was approximately $0 and $83,700 at April 30, 2018 and 2017, respectively.

In October 2017 and 2016, the Company issued 12,500 and 11,250 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2018 and 2017, respectively.  The Company recognized $0 and $60,649 in compensation expense in fiscal year 2018 and 2017, respectively.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $0 at April  30, 2018 and 2017.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS - Continued

The table below summarizes option activity through April 30, 2018:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2016	367,963	5.84	172,513
Options exercised during 2017	(1,200)	3.60
Outstanding at April 30, 2017	366,763	5.85	269,863
Options exercised during 2018	(19,445)	4.94
Outstanding at April 30, 2018	347,318	$5.90	347,318

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options.  During the fiscal years ended April 30, 2018 and 2017, the aggregate intrinsic value of options exercised was $35,820 and $2,172, respectively.  As of April 30, 2018 and 2017, the aggregate intrinsic value of in the money options outstanding was $305,396 and $135,151, respectively.

Information with respect to stock options outstanding and exercisable at April 30, 2018 follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2018	contract life	exercise price
Range of exercise prices

$ 3.60-6.45	347,318	6.69 years	$5.90

	347,318		$5.90

As of April 30, 2018 there were no non-vested stock options.

The Company implemented an employee stock purchase plan (“ESPP”) for all eligible employees on February 1, 2014. The ESPP reserved 500,000 shares of common stock for issuance to employees.  In addition, the number of shares of common stock reserved for issuance under the plan automatically increases on the first day of the Company’s fiscal years by 25,000 shares.  The ESPP was terminated effective August 15, 2016.  Final purchases under the ESPP were completed on August 31, 2016.    There were 0 and 1,658 shares issued under the ESPP and the Company recorded $0 and $3,559 in compensation expense, for fiscal years ended April 30, 2018 and 2017, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2018:

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter

Net sales	$71,224,293	$72,959,074	$65,733,723	$68,214,619

Gross profit	6,757,054	7,103,568	5,897,340	6,844,956

Income (loss) before income	580,845	1,151,454	(115,872)	(5,918,749)
taxes (1), (2)

Net income (loss)	382,882	736,115	31,338	(4,392,205)

Earnings (loss) per share	$0.09	$0.17	$0.01	$(1.04)
Basic

Earnings (loss) per share	$0.09	$0.17	$0.01	$(1.04)
Diluted

Weighted average shares- Basic	4,195,985	4,201,442	4,209,566	4,215,258

Weighted average shares- Diluted	4,269,501	4,326,854	4,356,509	4,215,258

1.)

The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal 2018 physical inventory results were completed resulting in an increase in income before income taxes of approximately $1,500,000.

2.)

The Company recognized a full goodwill impairment charge of $3,222,899, an impairment of intangible assets in the amount of $690,107 and the write off of the account receivable and note receivable related to Petzila in the amount of $2,509,423.

The aggregate after-tax effect for the above adjustments in the fourth quarter of fiscal 2018 was a decrease to basic earnings (loss) per share of $0.55.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2018 and 2017

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2017:

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter

Net sales	$59,184,975	$66,159,586	$62,164,167	$65,861,447

Gross profit (1)	5,770,234	5,818,669	5,686,959	7,899,446

Income before income	226,858	26,616	89,036	2,155,173
taxes (1), (2), (3)

Net income (loss)	146,597	33,295	(47,852)	1,258,166

Earnings (loss) per share	$0.04	$0.01	$(0.01)	$0.30
Basic

Earnings (loss) per share	$0.03	$0.01	$(0.01)	$0.30
Diluted

Weighted average shares- Basic	4,183,955	4,185,752	4,186,813	4,188,279

Weighted average shares- Diluted	4,214,535	4,225,874	4,186,813	4,207,266

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

2.)

The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal 2017 physical inventory results were completed and the Company adjusted the estimate which increased income before income taxes by approximately $780,000.

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

April 30, 2018 and 2017

NOTE P - LITIGATION

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