Form 10-Q
period 2018-07-31
SIGMATRON INTERNATIONAL INC
filed 2018-09-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

July 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September  11,  2018:  4,230,008

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	July 31,
	2018	April 30,
	(Unaudited)	2018

Current assets:
Cash and cash equivalents	$1,805,098	$1,721,599
Accounts receivable, less allowance for doubtful
accounts of $300,000 at July 31, 2018 and April 30, 2018,
respectively	31,161,032	26,638,367
Inventories, net	88,012,795	86,929,793
Prepaid expenses and other assets	1,837,615	1,948,748
Refundable and prepaid income taxes	1,741,676	1,655,409
Other receivables	1,150,473	1,135,810

Total current assets	125,708,689	120,029,726

Property, machinery and equipment, net	34,705,443	35,288,997

Intangible assets, net of amortization of $4,938,020 and
$4,843,915 at July 31, 2018 and April 30, 2018, respectively	2,993,980	3,088,085
Deferred income taxes	1,360,839	1,109,681
Other assets	1,613,703	1,713,481

Total other long-term assets	5,968,522	5,911,247

Total assets	$166,382,654	$161,229,970

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$50,749,140	$49,326,402
Accrued wages	3,896,540	3,730,755
Accrued expenses	2,878,882	2,930,792
Current portion of long-term debt	691,701	655,190
Current portion of capital lease obligations	2,292,211	2,320,538
Current portion of contingent consideration	175,914	213,460
Current portion of deferred rent	171,155	201,349

Total current liabilities	60,855,543	59,378,486

Long-term debt, less current portion	41,697,840	36,783,879
Income taxes payable	454,719	498,000
Capital lease obligations, less current portion	3,660,083	4,297,846
Deferred rent, less current portion	293,203	331,251
Other long-term liabilities	1,137,922	1,130,557

Total long-term liabilities	47,243,767	43,041,533

Total liabilities	108,099,310	102,420,019

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,230,008 and 4,215,258 shares issued and
outstanding at July 31, 2018 and April 30, 2018, respectively	41,896	41,896
Capital in excess of par value	23,132,017	23,132,017
Retained earnings	35,109,431	35,636,038

Total stockholders' equity	58,283,344	58,809,951

Total liabilities and stockholders' equity	$166,382,654	$161,229,970

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of  Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2018	2017
	(Unaudited)	(Unaudited)

Net sales	$71,414,057	$71,224,293
Cost of products sold	65,625,001	64,467,239

Gross profit	5,789,056	6,757,054

Selling and administrative expenses	5,934,116	5,912,146

Operating (loss) income	(145,060)	844,908

Other expense (income)	25,063	(44,351)
Interest expense	553,490	308,414
(Loss) income before income tax (benefit) expense	(723,613)	580,845

Income tax (benefit) expense	(197,006)	197,963

Net (loss) income	$(526,607)	$382,882

(Loss) earnings per share - basic	$(0.12)	$0.09

(Loss) earnings per share - diluted	$(0.12)	$0.09

Weighted average shares of common stock outstanding
Basic	4,223,657	4,195,985

Weighted average shares of common stock outstanding
Diluted	4,223,657	4,269,501

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(526,607)	$382,882

Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Depreciation and amortization	1,267,528	1,275,044
Stock-based compensation	-	83,659
Deferred income tax (benefit) expense	(251,158)	2,551
Amortization of intangible assets	94,105	112,591
Amortization of financing fees	20,704	12,000
Fair value adjustment of contingent consideration	17,529	16,493
Loss from disposal or sale of machinery and equipment	34	64

Changes in assets and liabilities
Accounts receivable	(4,522,665)	617,756
Inventories	(1,083,002)	(7,723,449)
Prepaid expenses and other assets	263,923	1,309,174
Refundable and prepaid income taxes	(86,267)	(193,233)
Income taxes payable	(43,281)	198,749
Trade accounts payable	1,422,738	5,755,665
Deferred rent	(68,242)	(58,959)
Accrued expenses and wages	53,565	(1,391,718)

Net cash (used in) provided by operating activities	(3,441,096)	399,269

Cash flows from investing activities
Purchases of machinery and equipment	(706,808)	(3,823,955)

Net cash used in investing activities	(706,808)	(3,823,955)

Cash flows from financing activities
Proceeds from the exercise of common stock options	-	25,542
Proceeds under equipment notes	182,557	636,100
Payments of contingent consideration	(55,075)	(45,875)
Payments under capital lease and sale leaseback agreements	(643,290)	(442,472)
Payments under equipment notes	(93,798)	(46,640)
Payments under building notes payable	(70,000)	(41,250)
Borrowings under lines of credit	5,100,005	2,676,851
Payments under lines of credit	(177,896)	(858,971)
Payments of financing fees	(11,100)	(14,631)

Net cash provided by financing activities	4,231,403	1,888,654

Change in cash and cash equivalents	83,499	(1,536,032)
Cash and cash equivalents at beginning of period	1,721,599	3,493,324

Cash and cash equivalents at end of period	$1,805,098	$1,957,292

Supplementary disclosures of cash flow information
Cash paid for interest	$504,897	$285,391
Cash paid for income taxes	160,239	166,810
Purchase of machinery and equipment financed
under capital leases	-	653,034
Financing of insurance policy	67,675	81,315

SigmaTron International, Inc.

July 31, 2018

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2018 is not necessarily indicative of the results that may be expected for the year ending April 30, 2019.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

Note B - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2018	2018

Finished products	$22,242,349	$20,404,849
Work-in-process	2,744,046	2,075,465
Raw materials	64,229,332	65,652,411
	89,215,727	88,132,725
Less excess and obsolescence reserve	(1,202,932)	(1,202,932)
	$88,012,795	$86,929,793

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
	2018	2017

Net (loss) income	$(526,607)	$382,882
Weighted-average shares
Basic	4,223,657	4,195,985
Effect of dilutive stock options	-	73,516

Diluted	4,223,657	4,269,501

Basic earnings per share	$(0.12)	$0.09

Diluted earnings per share	$(0.12)	$0.09

Options to purchase 347,318 and 362,803 shares of common stock were outstanding at July 31, 2018 and 2017, respectively.  There were no options granted during the three month periods ended July 31, 2018 and 2017, respectively.  The Company recognized $0 and $83,659 in stock option expense for the three month periods ended July 31, 2018 and 2017, respectively.    The balance of unrecognized compensation expense related to the Company’s stock option plans was $0 at July 31, 2018 and 2017.    There were no anti-dilutive common stock equivalents outstanding during the three month period ended July 31, 2018 or three month period ended July 31, 2017.

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.83% at July 31, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 less reserves or (ii) 90% of the Company’s Borrowing Base, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $17,500,000 on raw materials and $25,000,000 on finished goods.  As of July 31, 2018, there was $34,201,740 outstanding and $5,503,206 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At July 31, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility. Deferred financing costs of $11,100 were capitalized during the three month period ending July 31, 2018 which are amortized over the term of the agreement.  As of July 31, 2018 and April 30, 2018 the unamortized amount offset against outstanding debt was $191,068 and $192,502, respectively.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.  There was no outstanding balance under the facility at July 31, 2018 and April 30, 2018.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2018, the unamortized amount offset against outstanding debt was $62,671.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,096,000 and $5,148,000 at July 31, 2018 and April 30, 2018, respectively.

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of July  31, 2018 the unamortized amount offset against outstanding debt was $55,322.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,764,000 and $1,782,000 at July 31, 2018 and April 30, 2018, respectively.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $417,891 and $447,741 at July 31, 2018 and April 30, 2018, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $251,869 and $268,660 at July 31, 2018 and April 30, 2018, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $508,880 and $540,685 at July 31, 2018 and April 30, 2018, respectively.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $276,332 and $291,684 at July 31, 2018 and April 30, 2018, respectively.

On May 1, 2018, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $182,557. The term of the agreement extends to May 1, 2023 with average quarterly payments of $11,045 beginning on August 1, 2018 and a fixed interest rate of 8.00%.  The balance outstanding under this note agreement was $182,557 at July 31, 2018.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

$6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,573,702 and $2,923,524 at July  31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $4,657,943 and $4,799,827 at July  31, 2018 and April 30, 2018, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $863,655 and $984,031 at July  31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $1,684,353 and $1,736,688 at July  31, 2018 and April 30, 2018, respectively.

From September 2017 through April 2018, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,011,387.  The terms of the lease agreements extend to August 2021 through April 2022 with monthly installment payments ranging from $6,716 to $20,093 and a fixed interest rate ranging from 5.82% through 7.23%.  The balance outstanding under these capital lease agreements was $2,514,937 and $2,688,029 at July 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $2,742,439 and $2,808,209 at July 31, 2018 and April 30, 2018, respectively.

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

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2018 as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	8.83	4,690,000	1,701,990
Backlog	-	22,000	22,000
Non-compete agreements	0.83	50,000	44,030
Patents	-	400,000	400,000
Total		$7,932,000	$4,938,020

Intangible assets subject to amortization are summarized as of April 30, 2018, as follows:

	Weighted Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization

Other intangible assets – Able	-	$375,000	$375,000
Customer relationships – Able	-	2,395,000	2,395,000
Spitfire:
Non-contractual customer relationships	9.08	4,690,000	1,609,670
Backlog	-	22,000	22,000
Non-compete agreements	1.08	50,000	42,245
Patents	-	400,000	400,000
Total		$7,932,000	$4,843,915

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Intangible Assets - Continued

Estimated aggregate amortization expense for intangible assets, which becomes fully amortized in 2027, for the remaining periods is as follows:

For the remaining 9 months of the fiscal year ending April 30:	2019	$280,620
For the fiscal years ending April 30:	2020	362,410
	2021	354,203
	2022	346,582
	2023	339,128
	Thereafter	1,311,037
		$2,993,980

Amortization expense was $94,105 and $112,591 for the three months ended July 31, 2018 and 2017, respectively.

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company increased the estimated remaining payments expected to be paid under the agreement, which resulted in an increase of $17,529 for the three month period ended July 31, 2018.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  The Company made a payment of $55,075 and $45,875 as of July 31, 2018 and 2017, respectively.  As of July 31, 2018, the contingent consideration liability was $175,914 compared to $213,460 at April 30, 2018.

Note F - Income Tax

The income tax benefit was $197,006 for the three month period ended July 31, 2018 compared to an income tax expense of $197,963 for the same period in the prior fiscal year.  The decrease in income tax expense for the three month period ended July 31, 2018 compared to the same period in the previous year is the result of a  pretax loss during the three month period ended July 31, 2018 compared to pretax income recognized during the three month period ended July 31, 2017.  The Company’s effective tax rate was 27.22% and 34.08% for the quarters ended July 31, 2018 and 2017, respectively.  The effective tax rate for the quarter ended July 31, 2018 is lower than the quarter ended July 31, 2017 due to less income recognized in high tax rate jurisdictions for the period ended July 31, 2018.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34% to 21% and imposing a mandatory one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred.    Due to the Tax Act, the Company’s federal statutory income tax rate for the current fiscal year is approximately 21.0%.

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax - Continued

Due to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Because of the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates for certain effects of the Tax Act and recorded provisional amounts in its financial statements as of July 31, 2018.  As the Company collects and prepares necessary calculations of cumulative earnings and profits, cumulative taxes and amounts held in cash or other specified assets, as well as interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts.  Those adjustments may materially impact its provision for income taxes and effective tax rate in the period in which the adjustments are made.  The Company expects to complete its accounting for the tax effects of the Tax Act in fiscal year 2019.

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

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

Revenue Recognition – The Company recognizes revenue when control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company’s primary performance obligation to its customers is the production of finished goods electronic assembly products pursuant to purchase orders.  The Company has concluded that control of the products it sells transfers to its customers and an enforceable right to receive payment is customarily established at the point in time when the finished goods are shipped to its customers, or in some cases delivery pursuant to the specified shipping terms of each customer arrangement.  With respect to consignment arrangements, control transfers and revenue is recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms).  In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer, etc.) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption.  For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes possession of dies and/ or molds.  For engineering, design, and testing services, the Company’s performance obligations are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance.  From the time that a customer purchase order is received and contract is established, the Company’s performance obligations are typically fulfilled within a few weeks.  The Company does not have any performance obligations that require more than one year to fulfill.

Each customer purchase order sets forth the transaction price for the products and services purchased under that arrangement.  The Company evaluates the credit worthiness of its customers and exercises judgment to recognize revenue based upon the amount the Company expects to be paid for each sales transaction it enters into with its customers.  Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon the Company’s customers meeting specified performance criteria, such as a purchasing level over a period of time.  The Company exercises judgment to estimate the most likely amount of variable consideration at each reporting date.

The Company’s typical payment terms are 30 days and its sales arrangements do not contain any significant financing component for its customers. The Company’s customer arrangements do not generate contract assets or liabilities that are material to the consolidated financial statements.

The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in which case it warrants assembly/design.  The Company assembles and tests assemblies based on customers’ specifications prior to shipment.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.

The Company utilized the practical expedient to treat shipping and handling activities after the customer obtains control as fulfillment activities.  The Company records shipping and handling costs as selling and administrative expenses and costs are accrued when revenue is recognized.  Customers are typically invoiced for shipping costs and such amounts are included in net sales.

The Company pays sales commissions to its sales representatives which may be considered as incremental costs to obtain a contract. However, since the recoverability period is less than one year, the

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

Company utilized the practical expedient provided by the new revenue recognition accounting standard that allows an entity to expense the costs of obtaining a contract as incurred.

During the first quarter of fiscal 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at July 31, 2018.

The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

Three Months Ended July 31,
Net trade sales by end-market	2018
Industrial Electronics	38,135,102
Consumer Electronics	29,200,913
Medical / Life Sciences	4,078,042
Total Net Trade Sales	71,414,057

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the

SigmaTron International, Inc.

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  As a result of the analysis performed in the fourth quarter of fiscal 2018, the Company determined that the carrying value of the trade name intangible asset was not recoverable and recorded a fourth quarter charge of $690,107 for the entire carrying amount.  The Company’s analysis did not indicate that any of its other long-lived assets were impaired.  As of July 31, 2018, there were no indicators of possible impairment of long-lived assets.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company established a valuation allowance of $78,100 related to its foreign tax credit carry-forward at April 30, 2017.  The Company did not change the previous valuation allowance or establish any new valuation allowances at April 30, 2018 or July 31, 2018.

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

July 31, 2018

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

New Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer, and replaces most existing revenue recognition guidance in U.S. GAAP. The Company adopted the ASU on May 1, 2018 using the modified retrospective transition method. Under the modified retrospective transition method, the cumulative effect of applying ASC 606 to all contracts that are not completed as of the date of adoption is recorded as an adjustment to the opening balance of retained earnings (if applicable) while the comparative periods are not restated and continue to be reported under the accounting standards in effect for those periods.  The Company has determined that revenue from contracts with customers under the new revenue recognition standard is the same as under prior accounting standards. Accordingly, the Company did not record an adjustment to the beginning balance of retained earnings as a result of adopting ASC 606.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into as of the effective date of the standard, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption in the fiscal year ending April 30, 2020, it will recognize ROU assets and lease liabilities and the amounts could be material.

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

July 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies – Continued

On May 1, 2018, the Company adopted the guidance contained in ASU 2016 -15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”.   The amendments in ASU 2015-16 are applied using a retrospective transition method to each period presented.  The Company has evaluated each of the eight specific issues addressed by ASU 2016-15.   During the year ended April 30, 2018 the Company received cash settlement of insurance claims related to equipment damaged by a fire at one of its subsidiaries.  The estimated settlement was recorded in April 2017 when the settlement was deemed to be probable.  Cash payments related to this settlement were received in September 2017, November 2017 and January 2018.  The Company has classified these receipts as cash flows from operating activities in its annual and interim statements of cash flows for the year ended April 30, 2018.  The Company is not required to restate its statement of cash flow for the three-month period ended July 31, 2017 as the Company did not receive any cash.  The Company will be required to reclassify the cash receipts related to this insurance settlement from cash flows from operations to cash flows from investing activities in its statements of cash flows for the six month, nine month and annual periods of the fiscal year ended April 30, 2018.

In January 2018, the FASB released guidance on the accounting for tax on the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elects to treat any potential GILTI inclusions as a period cost.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company adopted this ASU in the first quarter of its current fiscal year and had no impact on its consolidated financial statements.

Note I - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer, Petzila, Inc. (“Petzila”).  The executive officers’ investments constituted less than 2% (individually and in aggregate) of the outstanding beneficial ownership of Petzila, according to information provided by Petzila to the executive officers.

On April 30, 2018 the Company foreclosed on its security interest that consisted of an outstanding note receivable of $2,117,500 and account receivable of $1,535,300 and held a public sale of the assets in accordance with the requirements of Article 9 of the California Uniform Commercial Code.  The Company acquired all of the assets of Petzila as the winning bidder at the public sale by a credit bid of $3,500,000, the aggregate amount of Petzila’s liability to the company.

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

SigmaTron International, Inc.

July 31, 2018

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

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.    The Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.  There was no change in the fair value of the common stock and no amounts were recognized for the earn-out as of July 31, 2018.

SigmaTron International, Inc.

July 31, 2018

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the ability to meet the Company’s financial covenant; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

July 31, 2018

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three months ended July 31, 2018 and 2017, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

During the first quarter of fiscal 2019 the Company experienced several issues that negatively impacted its results.  The first issue and one that will continue to impact fiscal 2019, is the trade war between the United States and China that started in July 2019 with the imposition of punitive tariffs on various goods and commodities.  During the first fiscal quarter of 2019 the United States dollar strengthened significantly vs. many currencies but especially against the Yuan.  Included in the first quarter of fiscal 2019 results is a foreign currency loss of approximately $270,000.

The second issue was the continuing volatile marketplace for electronic components.  As reported previously this phenomenon continues to negatively affect production and revenue. No orders have been cancelled related to this issue which is a positive sign.  Further, the Company had several major programs encounter design issues unrelated to SigmaTron which resulted in pushed-out revenue.  Most of these design issues have been resolved and are back in production heading into the second fiscal

SigmaTron International, Inc.

July 31, 2018

quarter of 2019. Demand from customers remains strong and the Company continues to win new programs from existing customers and land first-time customers.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2018	2017
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	91.9	90.5
Selling and administrative expenses	8.3	8.3
Total operating expenses	100.2	98.8
Operating (loss) income	(0.2%)	1.2%

Net Sales

Net sales increased for the three month period ended July 31, 2018 to $71,414,057 from $71,224,293 for the three month period ended July 31, 2017.    Sales volume increased for the three month period ended July 31, 2018 as compared to the prior year in the industrial electronics and medical/life science marketplaces.  During the three month period ended July 31, 2018, sales in the consumer electronics marketplace decreased compared to the same period in the prior year.

Gross Profit

Gross profit dollars decreased during the three month period ended July 31, 2018 to $5,789,056 or 8.1% of net sales compared to $6,757,054 or 9.5% of net sales for the same period in the prior fiscal year.  The decrease in gross profit for the three month period ended July 31, 2018 was primarily the result of margin pressures from both customers and vendors.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,934,116 or 8.3% of net sales for the three month period ended July 31, 2018 compared to $5,912,146 or 8.3% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period ended July 31, 2018 was driven by increases in general office salaries, insurance expenses and financing fees.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in legal professional fees and bonus expense.

SigmaTron International, Inc.

July 31, 2018

Interest Expense

Interest expense increased to $553,490 for the three month period ended July 31, 2018 compared to $308,414 for the same period in the prior fiscal year.    The increase in interest expense for the three month period ended July 31, 2018 was due to increased loan obligations and higher interest rates compared to the same period in the prior year.    Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax benefit was $197,006 for the three month period ended July 31, 2018 compared to an income tax expense of $197,963 for the same period in the prior fiscal year.  The decrease in income tax expense for the three month period ended July 31, 2018 compared to the same period in the previous year is the result of a pretax loss during the three month period ended July 31, 2018 compared to pretax income recognized during the three month period ended July 31, 2017.  The Company’s effective tax rate was 27.22% and 34.08% for the quarters ended July 31, 2018 and 2017, respectively.  The effective tax rate for the quarter ended July 31, 2018 is lower than the quarter ended July 31, 2017 due to less income recognized in high tax rate jurisdictions for the period ended July 31, 2018.

Net Income

Net income decreased to a net loss of $526,607 for the three month period ended July 31, 2018 compared to net income of $382,882 for the same period in the prior fiscal year.    Basic and diluted loss per share for the first quarter of 2018 were $0.12 each, compared to basic and diluted earnings per share of $0.09 each for the same period in the prior fiscal year.  The decreases in net income and earnings per share are due to the results of operations described above, mainly from a decrease in gross profit.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $3,441,096 for the three months ended July 31, 2018.  During the first three months of fiscal year 2019, cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $4,522,665,  an increase in inventory of $1,083,002 and the reported net loss.  The increase in accounts receivable is the result of increased sales.  The increase in inventory is the result of an increase in customer orders and in some cases orders being pushed out.  Further, capacity issues in the component industry are making it difficult to obtain some components to complete assemblies for shipping.  Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, decrease in prepaid expenses and other and the non-cash effects of depreciation and amortization.

Cash flow provided by operating activities was $399,269 for the three months ended July 31, 2017.  During the first three months of fiscal year 2018, cash flow provided by operating activities was primarily the result of an increase in accounts payable, net income excluding the non-cash effects of depreciation and amortization and a reduction in prepaid expenses and other assets and accounts receivable.  The increase in accounts payable and reduction in accounts receivable was the result of timing of payments to vendors and collection of cash receipts from customers in the ordinary course of business.  Cash flow provided by operating activities was partially offset by an increase in inventory of

SigmaTron International, Inc.

July 31, 2018

$7,723,449.  The increase in inventory was the result of increasing customer orders and in some cases orders being pushed out.

Investing Activities.

During the first three months of fiscal year 2019,  the Company purchased $706,808 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2019.    The Company anticipates purchases will be funded by lease transactions and its senior secured credit facility.

During the  first three months of fiscal year 2018,  the Company purchased $3,823,955 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $3,594,636 during the balance of fiscal year 2018.

Financing Activities.

Cash provided by financing activities was $4,231,403 for the three months ended July 31, 2018.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Cash provided by financing activities was $1,888,654 for the three months ended July 31, 2017.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.83% at July 31, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 less reserves or (ii) 90% of the Company’s Borrowing Base, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $17,500,000 on raw materials and $25,000,000 on finished goods.  As of July 31, 2018, there was $34,201,740 outstanding and $5,503,206 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At July 31, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility. Deferred financing costs of $11,100 were capitalized during the three month period ending July 31,

SigmaTron International, Inc.

July 31, 2018

2018 which are amortized over the term of the agreement.  As of July 31, 2018 and April 30, 2018 the unamortized amount offset against outstanding debt was $191,068 and $192,502, respectively.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.  There was no outstanding balance under the facility at July 31, 2018 and April 30, 2018.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2018, the unamortized amount offset against outstanding debt was $62,671.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,096,000 and $5,148,000 at July 31, 2018 and April 30, 2018, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2018 the unamortized amount offset against outstanding debt was $55,322.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,764,000 and $1,782,000 at July 31, 2018 and April 30, 2018, respectively.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $417,891 and $447,741 at July 31, 2018 and April 30, 2018, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $251,869 and $268,660 at July 31, 2018 and April 30, 2018, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017

SigmaTron International, Inc.

July 31, 2018

and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $508,880 and $540,685 at July 31, 2018 and April 30, 2018, respectively.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $276,332 and $291,684 at July 31, 2018 and April 30, 2018, respectively.

On May 1, 2018, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $182,557. The term of the agreement extends to May 1, 2023 with average quarterly payments of $11,045 beginning on August 1, 2018 and a fixed interest rate of 8.00%.  The balance outstanding under this note agreement was $182,557 at July 31, 2018.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,573,702 and $2,923,524 at July 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $4,657,943 and $4,799,827 at July 31, 2018 and April 30, 2018, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $863,655 and $984,031 at July 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $1,684,353 and $1,736,688 at July 31, 2018 and April 30, 2018, respectively.

From September 2017 through April 2018, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,011,387.  The terms of the lease agreements extend to August 2021 through April 2022 with monthly installment payments ranging from $6,716 to $20,093 and a fixed interest rate ranging from 5.82% through 7.23%.  The balance outstanding under these capital lease agreements was $2,514,937 and $2,688,029 at July 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $2,742,439 and $2,808,209 at July 31, 2018 and April 30, 2018, respectively.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three month period ended July 31, 2018 and 2017 was $31,588 and $25,383, respectively.  In addition, the landlord provided the

SigmaTron International, Inc.

July 31, 2018

Company tenant incentives of $418,000, which are being amortized over the life of the lease.    The balance of deferred rent at July 31, 2018 was $415,485 compared to $447,073 at April 30, 2018.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three month period ended July 31, 2018 and 2017 was $36,654 and $33,576, respectively.  The balance of deferred rent at July 31, 2018 was $48,873 compared to  $85,527 at April 30, 2018.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the three month period ended July 31, 2018 resulted in a foreign currency  transaction loss of $299,177 compared to a foreign currency transaction loss of approximately $19,623 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first three months of fiscal year 2019, the Company’s U.S. operations paid approximately $12,160,000 to its foreign subsidiaries for services provided.

Except for the impact of the Tax Act, the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $12,773,000 as of July 31, 2018.

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

July 31, 2018

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July  31, 2018.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July  31, 2018.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2018, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of July  31, 2018.

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

SigmaTron International, Inc.

July 31, 2018

Item 1A.            Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

July 31, 2018

Item 6.Exhibits.

10.1	Promissory Note, entered into May 1, 2018, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM, E.N.R. “HOLDER”) and SigmaTron International, Inc. (“The Maker”).

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

July 31, 2018

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 13, 2018

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 13, 2018

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)