Form 10-Q
period 2018-10-31
SIGMATRON INTERNATIONAL INC
filed 2018-12-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

SigmaTron International, Inc.

October 31, 2018

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒        Smaller reporting company  ☒

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 11, 2018:  4,230,008

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	October 31,
	2018	April 30,
	(Unaudited)	2018

Current assets:
Cash and cash equivalents	$1,729,119	$1,721,599
Accounts receivable, less allowance for doubtful
accounts of $300,000 at October 31, 2018 and April 30, 2018,
respectively	33,948,731	26,638,367
Inventories, net	89,402,592	86,929,793
Prepaid expenses and other assets	1,723,085	1,948,748
Refundable and prepaid income taxes	1,599,382	1,655,409
Other receivables	1,626,866	1,135,810

Total current assets	130,029,775	120,029,726

Property, machinery and equipment, net	34,407,753	35,288,997

Intangible assets, net of accumulated amortization of $5,031,560
and $4,843,915 at October 31, 2018 and April 30, 2018, respectively	2,900,440	3,088,085
Deferred income taxes	512,547	1,109,681
Other assets	1,679,460	1,713,481

Total other long-term assets	5,092,447	5,911,247

Total assets	$169,529,975	$161,229,970

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$52,661,282	$49,326,402
Accrued wages	5,212,451	3,730,755
Accrued expenses	2,075,681	2,930,792
Current portion of long-term debt	1,237,317	655,190
Current portion of capital lease obligations	2,156,601	2,320,538
Current portion of contingent consideration	193,006	213,460
Current portion of deferred rent	140,961	201,349

Total current liabilities	63,677,299	59,378,486

Long-term debt, less current portion	42,970,599	36,783,879
Income taxes payable	516,115	498,000
Capital lease obligations, less current portion	3,323,881	4,297,846
Deferred rent, less current portion	255,155	331,251
Other long-term liabilities	1,111,223	1,130,557

Total long-term liabilities	48,176,973	43,041,533

Total liabilities	111,854,272	102,420,019

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,230,008 and 4,215,258 shares issued and
outstanding at October 31, 2018 and April 30, 2018, respectively	42,042	41,896
Capital in excess of par value	23,248,171	23,132,017
Retained earnings	34,385,490	35,636,038

Total stockholders' equity	57,675,703	58,809,951

Total liabilities and stockholders' equity	$169,529,975	$161,229,970

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$77,001,091	$72,959,074	$148,415,148	$144,183,367
Cost of products sold	70,307,006	65,855,506	135,932,007	130,322,745

Gross profit	6,694,085	7,103,568	12,483,141	13,860,622

Selling and administrative expenses	5,817,155	5,642,273	11,751,271	11,554,419

Operating income	876,930	1,461,295	731,870	2,306,203

Other income	(127,979)	(35,815)	(102,916)	(80,166)
Interest expense	602,858	345,656	1,156,348	654,070
Income (loss) before income tax expense	402,051	1,151,454	(321,562)	1,732,299

Income tax expense	1,125,992	415,339	928,986	613,302

Net (loss) income	$(723,941)	$736,115	$(1,250,548)	$1,118,997

(Loss) earnings per share - basic	$(0.17)	$0.18	$(0.30)	$0.27

(Loss) earnings per share - diluted	$(0.17)	$0.17	$(0.30)	$0.26

Weighted average shares of common stock outstanding
Basic	4,230,008	4,201,442	4,226,833	4,198,714

Weighted average shares of common stock outstanding
Diluted	4,230,008	4,326,854	4,226,833	4,302,977

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(1,250,548)	$1,118,997

Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation and amortization	2,515,042	2,560,202
Stock-based compensation	-	83,659
Restricted stock expense	116,300	-
Deferred income tax expense (benefit)	597,134	(331,312)
Amortization of intangible assets	187,645	220,075
Amortization of financing fees	42,604	23,757
Fair value adjustment of contingent consideration	34,621	32,201
Loss from disposal or sale of machinery and equipment	2,845	191

Changes in assets and liabilities
Accounts receivable	(7,310,364)	42,462
Inventories	(2,472,799)	(7,384,393)
Prepaid expenses and other assets	(201,372)	1,394,842
Refundable and prepaid income taxes	56,027	(219,550)
Income taxes payable	18,115	183,537
Trade accounts payable	3,334,880	609,465
Deferred rent	(136,484)	(117,920)
Accrued expenses and wages	577,251	(1,089,676)

Net cash used in operating activities	(3,889,103)	(2,873,463)

Cash flows from investing activities
Purchases of machinery and equipment	(1,528,211)	(3,232,111)
Proceeds from insurance settlement	-	63,402

Net cash used in investing activities	(1,528,211)	(3,168,709)

Cash flows from financing activities
Advances on notes receivable	-	(315,000)
Proceeds from the exercise of common stock options	-	42,940
Proceeds under equipment notes	182,557	943,136
Payments of contingent consideration	(55,075)	(112,151)
Payments under capital lease and sale leaseback agreements	(1,246,334)	(966,579)
Payments under equipment notes	(196,723)	(125,085)
Payments under building notes payable	(140,000)	(82,500)
Borrowings under lines of credit	10,690,386	9,298,262
Payments under lines of credit	(3,785,780)	(3,675,691)
Payments of financing fees	(24,197)	(14,632)

Net cash provided by financing activities	5,424,834	4,992,700

Change in cash and cash equivalents	7,520	(1,049,472)
Cash and cash equivalents at beginning of period	1,721,599	3,493,324

Cash and cash equivalents at end of period	$1,729,119	$2,443,852

Supplementary disclosures of cash flow information
Cash paid for interest	$1,087,181	$571,537
Cash paid for income taxes	274,476	987,734
Purchase of machinery and equipment financed
under capital leases	131,232	2,085,149
Financing of insurance policy	30,000	49,500

SigmaTron International, Inc.

October 31, 2018

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2018 is not necessarily indicative of the results that may be expected for the year ending April 30, 2019.  The condensed consolidated balance sheet at April 30, 2018, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

Note B - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2018	2018

Finished products	$22,525,471	$20,404,849
Work-in-process	2,471,685	2,075,465
Raw materials	65,604,445	65,652,411
	90,601,601	88,132,725
Less excess and obsolescence reserve	(1,199,009)	(1,202,932)
	$89,402,592	$86,929,793

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Net (loss) income	$(723,941)	$736,115	$(1,250,548)	$1,118,997
Weighted-average shares
Basic	4,230,008	4,201,442	4,226,833	4,198,714
Effect of dilutive stock options	-	125,412	-	104,263

Diluted	4,230,008	4,326,854	4,226,833	4,302,977

Basic (loss) earnings per share	$(0.17)	$0.18	$(0.30)	$0.27

Diluted (loss) earnings per share	$(0.17)	$0.17	$(0.30)	$0.26

Options to purchase 347,318 and 359,763 shares of common stock were outstanding at October 31, 2018 and 2017, respectively.  There were no options granted during the six month periods ended October 31, 2018 and 2017.  The Company recognized $0 in stock option expense for the three month periods ended October 31, 2018 and 2017.  The Company recognized $0 and $83,659 in stock option expense for the six month periods ended October 31, 2018 and 2017, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $0 at October 31, 2018 and 2017.  There were 24,459 and 0 anti-dilutive common stock equivalents outstanding during the three month periods ended October 31, 2018 and 2017, respectively.  There were 29,080 and 0 anti- dilutive common stock equivalents outstanding during the six month periods ended October 31, 2018 and 2017, respectively.

On October 1, 2017, the Company issued 12,500 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2018.  On October 1, 2018, the Company issued 12,500 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which will fully vest on April 1, 2019.  The Company recognized $116,300 in compensation expense for the three and six month periods ended October 31, 2018.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $56,700 at October 31, 2018.

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.91% at October 31, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 less reserves or (ii) 90% of the Company’s Borrowing Base, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $17,500,000 on raw materials and $25,000,000 on finished goods.  As of October 31, 2018, there was $35,638,621 outstanding and $4,861,379 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At October 31, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.  Deferred financing costs of $13,097 and $24,197 were capitalized during the three and six month periods ending October 31, 2018, respectively, which are amortized over the term of the agreement.  As of October 31, 2018 and April 30, 2018, the unamortized amount offset against outstanding debt was $190,435 and $192,502, respectively.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.  The outstanding balance under the facility was $545,616 and $0 at October 31, 2018 and April 30, 2018, respectively, and is included within the current portion of long-term debt.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2018 and April 30, 2018 the unamortized amount offset against outstanding debt was $58,398 and $66,945, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,044,000 and $5,148,000 at October 31, 2018 and April 30, 2018, respectively.

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2018 and April 30, 2018 the unamortized amount offset against outstanding debt was $51,550 and $59,094, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,746,000 and $1,782,000 at October 31, 2018 and April 30, 2018, respectively.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $388,041 and $447,741 at October 31, 2018 and April 30, 2018, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $235,078 and $268,660 at October 31, 2018 and April 30, 2018, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $477,075 and $540,685 at October 31, 2018 and April 30, 2018, respectively.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $260,980 and $291,684 at October 31, 2018 and April 30, 2018, respectively.

On May 1, 2018, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $182,557. The term of the agreement extends to May 1, 2023 with average quarterly payments of $11,045 beginning on August 1, 2018 and a fixed interest rate of 8.00%.  The balance outstanding under this note agreement was $173,430 at October 31, 2018.

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling

$6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,261,923 and $2,923,524 at October 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $4,516,059 and $4,799,827 at October 31, 2018 and April 30, 2018, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $741,502 and $984,031 at October 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $1,632,019 and $1,736,688 at October 31, 2018 and April 30, 2018, respectively.

From September 2017 through October 2018, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,142,619.  The terms of the lease agreements extend to August 2021 through October 2022 with monthly installment payments ranging from $3,127 to $20,093 and a fixed interest rate ranging from 5.82% through 8.00%.  The balance outstanding under these capital lease agreements was $2,477,057 and $2,688,029 at October 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $2,802,510 and $2,808,209 at October 31, 2018 and April 30, 2018, respectively.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2019. However, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Income Tax

The income tax expense was $1,125,992 for the three month period ended October 31, 2018 compared to an income tax expense of $415,339 for the same period in the prior fiscal year.  The Company’s effective tax rate was 280.06% and 36.07% for the quarters ended October 31, 2018 and 2017, respectively.  The income tax expense was $928,986 for the six month period ended October 31, 2018 compared to an income tax expense of $613,302 for the same period in the prior fiscal year.  The Company’s effective tax rate was (288.9)% and 35.4% for the six month period ended October 31, 2018 and 2017, respectively.  The increase in income tax expense for both the three month and six month periods ended October 31, 2018 compared to the same period in the previous year as well as the respective changes in the effective tax rates for the same periods is the result of the valuation allowance of $678,529 established on certain foreign net operating loss carryforwards that more likely than not will not be realized based on projected income in those jurisdictions, the impact of foreign currency remeasurement and the impact of changes in the U.S. tax rates as a result of Tax Reform.

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

Because of the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates for certain effects of the Tax Act and recorded provisional amounts in its financial statements as of October 31, 2018.  As the Company collects and prepares necessary calculations of cumulative earnings and profits, cumulative taxes and amounts held in cash or other specified assets, as well as interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Income Tax - Continued

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

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company increased the estimated remaining payments expected to be paid under the agreement, which resulted in an increase of $17,092 and $34,621 for the three and six month periods ended October 31, 2018, respectively.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  The Company made payments in the amount of $0 and $66,276 for the three months ended October 31, 2018 and 2017, respectively.  The Company made payments totaling $55,075 and $112,151 for the six months ended October 31, 2018 and 2017, respectively.  As of October 31, 2018, the contingent consideration liability was $193,006 compared to $213,460 at April 30, 2018.

SigmaTron International, Inc.

October 31, 2018

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

Revenue Recognition – The Company recognizes revenue when control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company’s primary performance obligation to its customers is the production of finished goods electronic assembly products pursuant to purchase orders.  The Company has concluded that control of the products it sells and transfers to its customers and an enforceable right to receive payment is customarily established at the point in time when the finished goods are shipped to its customers, or in some cases delivery pursuant to the specified shipping terms of each customer arrangement.  With respect to consignment arrangements, control transfers and revenue is recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms).  In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer, etc.) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption.  For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes possession of dies and/ or molds.  For engineering, design, and testing services, the Company’s performance obligations are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance.  From the time that a customer purchase order is received and contract is established, the Company’s performance obligations are typically fulfilled within a few weeks.  The Company does not have any performance obligations that require more than one year to fulfill.

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

The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in which case it warrants assembly/design.  The Company assembles and tests

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

assemblies based on customers’ specifications prior to shipment.  Historically, the amount of returns for workmanship issues has been de minimis under the Company’s standard or extended warranties.  The Company does not provide its customers the option to purchase additional warranties and, therefore, the Company’s warranties are not considered a separate service or performance obligation.

The Company utilized the practical expedient to treat shipping and handling activities after the customer obtains control as fulfillment activities.  The Company records shipping and handling costs as selling and administrative expenses and costs are accrued when revenue is recognized.  Customers are typically invoiced for shipping costs and such amounts are included in net sales.

The Company pays sales commissions to its sales representatives which may be considered as incremental costs to obtain a contract. However, since the recoverability period is less than one year, the Company utilized the practical expedient provided by the new revenue recognition accounting standard that allows an entity to expense the costs of obtaining a contract as incurred.

During the first six months of fiscal 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at October 31, 2018.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers.  The Company had no material remaining unsatisfied performance obligations as of October 31, 2018 with expected duration of greater than one year.

The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended October 31,	Six Months Ended October 31,
Net trade sales by end-market	2018	2018
Industrial Electronics	41,583,723	79,718,825
Consumer Electronics	31,490,883	60,691,796
Medical / Life Sciences	3,926,485	8,004,527
Total Net Trade Sales	77,001,091	148,415,148

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

SigmaTron International, Inc.

October 31, 2018

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company established a valuation allowance of $78,100 related to its foreign tax credit carry-forward at April 30, 2017.  The Company did not change this previous valuation allowance. Additionally, the Company established a valuation allowance of $678,529 at October 31, 2018 related to certain foreign net operating losses that are not expected to be used.

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

SigmaTron International, Inc.

October 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into as of the effective date of the standard, with certain practical expedients available.  In order to evaluate the impact of ASU No. 2016-02, the Company has initiated the process of assessing critical components of this new guidance and the potential impact that the guidance will have on its financial position, results of operations and cash flows.  This evaluation process includes a review of the Company's leasing contracts and an assessment of the completeness of the Company's lease population.  The Company is also assessing the need for potential changes to its business processes, systems and controls to support the adoption of the new standard.  Based upon the assessment to date, the Company believes that a key change upon adoption of the lease standard will be the recognition of leased assets and liabilities on its balance sheet but has not yet determined the impact on its results of operations or statement of cash flows.

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

On May 1, 2018, the Company adopted the guidance contained in ASU 2016 -15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”.   The amendments in ASU 2016-15 are applied using a retrospective transition method to each period presented.  The Company has evaluated each of the eight specific issues addressed by ASU 2016-15.   During the year ended April 30, 2018 the Company received cash settlement of insurance claims related to equipment damaged by a fire and including replacement of inventory and clean-up costs at one of its subsidiaries.  The estimated settlement was recorded in April 2017 when the settlement was deemed to be probable.  Cash payments related to this settlement were received in September 2017, November 2017 and January 2018.  The Company has classified these receipts as cash flows from operating activities in its annual and interim statements of cash flows for the year ended April 30, 2018.  The Company reclassified $63,402 of cash receipts related to this insurance settlement from cash flows from operations to cash flows from investing activities in its statements of cash flows for the six month period ended October 31, 2017.

In January 2018, the FASB released guidance on the accounting for tax on the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act.  The GILTI provisions impose a tax on foreign

SigmaTron International, Inc.

October 31, 2018

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

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.  The Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.  There was no change in the fair value of the common stock and $91,578 was recognized for the earn-out during the three and six month periods ended October 31, 2018.

SigmaTron International, Inc.

October 31, 2018

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

October 31, 2018

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and six months ended October 31, 2018 and 2017, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The second quarter for fiscal 2019 was a better quarter than the first fiscal quarter as the Company achieved both revenue growth and pre-tax income.  The Company’s net income number was negatively impacted by recording a tax valuation allowance related to operations in Vietnam and China.  Uncertainty impacted the Company’s second quarter and will continue into the third fiscal quarter.  The trade war between the United States and China continues.  This includes, a modest negative effect on cash flow, the significant additional paperwork and administration the current trade war creates and many customers are reassessing their supply chains which involves significant input from the Company.  Finally, and most importantly, the Company sees signs that the tariffs are starting to negatively affect projected revenue into calendar 2019.

New administration took office in Mexico on December 1.  They have not made any final announcements regarding a new compensation structure in Mexico, but one is expected. Any increase

SigmaTron International, Inc.

October 31, 2018

in their minimum wage will flow through the entire compensation structure of Mexico and will create additional costs that will need to be passed on to the Company’s customers.

The Company has seen some improvement in the electronic component marketplace with regards to lead-time.  Prices are not falling and in some cases continue to increase but there have been fewer decommitments by suppliers and some lead-times have shortened.  As our customers continue to weigh the positives and negatives related to using Mexico or China, the Company remains in a position to provide our services through either location which is a benefit from our global footprint.

The Company has seen several new programs that were delayed finally go into production.  The Company is working with customers where appropriate regarding price increases.  Given increased costs ranging from interest rates to labor, price increases are necessary going forward.  The Company expects to have some of these in place by January 1, 2019.  The Company fully expects that the third fiscal quarter will remain volatile and unpredictable but the trajectory going forward still remains positive.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	91.3	90.3	91.6	90.4
Selling and administrative expenses	7.6	7.7	7.9	8.0
Total operating expenses	98.9	98.0	99.5	98.4
Operating income	1.1%	2.0%	0.5%	1.6%

Net Sales

Net sales increased for the three month period ended October 31, 2018 to $77,001,091 from $72,959,074 for the three month period ended October 31, 2017.  Net sales increased for the six month period ended October 31, 2018 to $148,415,148 from $144,183,367 for the same period in the prior year.  Sales volume increased for the three month period ended October 31, 2018 as compared to the prior year in the consumer electronics and medical/life science marketplaces.  Sales volume increased for the six month period ended October 31, 2018 as compared to the prior year in the industrial electronics and medical/life science marketplaces.  During the three month period ended October 31, 2018, sales in the industrial electronics marketplace decreased compared to the same period in the prior year.  During the six month period ended October 31, 2018, sales in the consumer electronics marketplace decreased compared to the same period in the prior year.  Sales in the first six months increased due to increasing demand from existing and new customers.

SigmaTron International, Inc.

October 31, 2018

Gross Profit

Gross profit dollars decreased during the three month period ended October 31, 2018 to $6,694,085 or 8.7% of net sales compared to $7,103,568 or 9.7% of net sales for the same period in the prior fiscal year.  Gross profit decreased for the six month period ended October 31, 2018 to $12,483,141 or 8.4% of net sales compared to $13,860,622 or 9.6% of net sales for the same period in the prior fiscal year.  The decrease in gross profit for the six month period ended October 31, 2018 was primarily the result of margin pressures from both customers and vendors and product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5,817,155 or 7.6% of net sales for the three month period ended October 31, 2018 compared to $5,642,273 or 7.7% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the three month period ended October 31, 2018 was driven by increases in general office salaries, accounting professional fees, other professional fees and financing fees.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in legal professional fees and bonus expense.  Selling and administrative expenses increased to $11,751,271 or 7.9% of net sales for the six month period ended October 31, 2018 compared to $11,554,419 or 8.0% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the six month period ended October 31, 2018 was driven by increases in general office salaries, general insurance, financing fees, accounting professional fees and other professional fees.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in legal professional fees and bonus expense.

Interest Expense

Interest expense increased to $602,858 for the three month period ended October 31, 2018 compared to $345,656 for the same period in the prior fiscal year.  Interest expense increased to $1,156,348 for the six month period ended October 31, 2018 compared to $654,070 for the same period in the prior fiscal year.  The increase in interest expense for the three and six month periods ended October 31, 2018 was due to increased loan obligations and higher interest rates compared to the same period in the prior year.  Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax expense was $1,125,992 for the three month period ended October 31, 2018 compared to an income tax expense of $415,339 for the same period in the prior fiscal year.  The Company’s effective tax rate was 280.06% and 36.07% for the quarters ended October 31, 2018 and 2017, respectively.  The income tax expense was $928,986 for the six month period ended October 31, 2018 compared to an income tax expense of $613,302 for the same period in the prior fiscal year.  The Company’s effective tax rate was (288.9)% and 35.4% for the six month period ended October 31, 2018 and 2017, respectively.  The increase in income tax expense for both the three month and six month periods ended October 31, 2018 compared to the same period in the previous year as well as the respective changes in the effective tax rates for the same periods is the result of the valuation allowance of $678,529 established on certain foreign net operating loss carryforwards that more likely than not will not be realized based on projected income in those jurisdictions, the impact of foreign currency remeasurement and the impact of changes in the U.S. tax rates as a result of Tax Reform.

SigmaTron International, Inc.

October 31, 2018

Net Income

Net income decreased to a net loss of $723,941 for the three month period ended October 31, 2018 compared to net income of $736,115 for the same period in the prior fiscal year.  Net income decreased to a net loss of $1,250,548 for the six month period ended October 31, 2018 compared to net income of $1,118,997 for the same period in the prior fiscal year.  Basic and diluted loss per share for the second quarter of 2018 were $0.17, compared to basic and diluted earnings per share of $0.18 and $0.17, respectively, for the same period in the prior fiscal year.  Basic and diluted loss per share for the six month period ended October 31, 2018 were $0.30, compared to basic and diluted earnings per share of $0.27 and $0.26, respectively, for the same period in the prior fiscal year. The decreases in net income and earnings per share are due to the results of operations described above, mainly from a decrease in gross profit and an increase in income tax expense.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $3,889,103 for the six months ended October 31, 2018.  During the first six months of fiscal year 2019, cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $7,310,364, an increase in inventory of $2,472,799 and the reported net loss.  The increase in accounts receivable is the result of increased sales.  The increase in inventory is the result of an increase in customer orders and in some cases orders being pushed out.  Further, capacity issues in the component industry are making it difficult to obtain some components to complete assemblies for shipping.  Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, accrued expenses and wages excluding the non-cash effects of depreciation and amortization.

Cash flow used in operating activities was $2,873,463 for the six months ended October 31, 2017.  During the first six months of fiscal year 2018, cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $7,384,393 and a decrease in accrued expenses and wages of $1,089,676.  The increase in inventory was the result of an increase in customer orders and in some cases orders being pushed out. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping. Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, decrease in prepaid expenses and other assets, net income and excluding the non-cash effects of depreciation and amortization.

SigmaTron International, Inc.

October 31, 2018

Investing Activities.

During the first six months of fiscal year 2019, the Company purchased $1,528,211 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2019.  The Company anticipates purchases will be funded by lease transactions and its senior secured credit facility.

During the first six months of fiscal year 2018, the Company purchased $3,168,709 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $499,259 during the balance of fiscal year 2018.

Financing Activities.

Cash provided by financing activities was $5,424,834 for the six months ended October 31, 2018.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Cash provided by financing activities was $4,992,700 for the six months ended October 31, 2017.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit and proceeds under equipment notes.

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.91% at October 31, 2018).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 less reserves or (ii) 90% of the Company’s Borrowing Base, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $17,500,000 on raw materials and $25,000,000 on finished goods.  As of October 31, 2018, there was $35,638,621 outstanding and $4,861,379 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At October 31, 2018, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.  Deferred financing costs of $13,097 and $24,197 were capitalized during the three and six month periods ending October 31, 2018, respectively, which are amortized over the term of the

SigmaTron International, Inc.

October 31, 2018

agreement.  As of October 31, 2018 and April 30, 2018, the unamortized amount offset against outstanding debt was $190,435 and $192,502, respectively.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to February 7, 2019.  The outstanding balance under the facility was $545,616 and $0 at October 31, 2018 and April 30, 2018, respectively, and is included within the current portion of long-term debt.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2018 and April 30, 2018 the unamortized amount offset against outstanding debt was $58,398 and $66,945, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $5,044,000 and $5,148,000 at October 31, 2018 and April 30, 2018, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2018 and April 30, 2018 the unamortized amount offset against outstanding debt was $51,550 and $59,094, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,746,000 and $1,782,000 at October 31, 2018 and April 30, 2018, respectively.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $388,041 and $447,741 at October 31, 2018 and April 30, 2018, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $235,078 and $268,660 at October 31, 2018 and April 30, 2018, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017

SigmaTron International, Inc.

October 31, 2018

and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $477,075 and $540,685 at October 31, 2018 and April 30, 2018, respectively.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $260,980 and $291,684 at October 31, 2018 and April 30, 2018, respectively.

On May 1, 2018, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $182,557. The term of the agreement extends to May 1, 2023 with average quarterly payments of $11,045 beginning on August 1, 2018 and a fixed interest rate of 8.00%.  The balance outstanding under this note agreement was $173,430 at October 31, 2018.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling

$6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,261,923 and $2,923,524 at October 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $4,516,059 and $4,799,827 at October 31, 2018 and April 30, 2018, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $741,502 and $984,031 at October 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $1,632,019 and $1,736,688 at October 31, 2018 and April 30, 2018, respectively.

From September 2017 through October 2018, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,142,619.  The terms of the lease agreements extend to August 2021 through October 2022 with monthly installment payments ranging from $3,127 to $20,093 and a fixed interest rate ranging from 5.82% through 8.00%.  The balance outstanding under these capital lease agreements was $2,477,057 and $2,688,029 at October 31, 2018 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $2,802,510 and $2,808,209 at October 31, 2018 and April 30, 2018, respectively.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and six month periods ended October 31, 2018 was $31,588 and $63,175, respectively.  The amount of the deferred rent income

SigmaTron International, Inc.

October 31, 2018

recorded for the three and six month periods ended October 31, 2017 was $25,383 and $50,765, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at October 31, 2018 was $383,898 compared to $447,073 at April 30, 2018.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through November 2018.  The amount of the deferred rent income for the three and six month periods ended October 31, 2018 was $36,654 and $73,309, respectively.  The amount of the deferred rent income for the three and six month periods ended October 31, 2017 was $33,577 and $67,154, respectively.  The balance of deferred rent at October 31, 2018 was $12,218 compared to $85,527 at April 30, 2018.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the six month period ended October 31, 2018 resulted in a foreign currency transaction loss of $431,975 compared to a foreign currency transaction gain of approximately $78,503 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first six months of fiscal year 2019, the Company’s U.S. operations paid approximately $25,720,000 to its foreign subsidiaries for services provided.

Except for the impact of the Tax Act, the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $11,404,000 as of October 31, 2018.

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

October 31, 2018

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2018.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2018.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended October 31, 2018, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2018.

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

October 31, 2018

Item 1A.            Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

October 31, 2018

Item 6.Exhibits.

10.1	Lease No. 7, entered into October 17, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

October 31, 2018

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 12, 2018

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 12, 2018

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)