Form 10-Q
period 2019-01-31
SIGMATRON INTERNATIONAL INC
filed 2019-03-15
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March  13, 2019:  4,230,008

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	January 31,
	2019	April 30,
	(Unaudited)	2018

Current assets:
Cash and cash equivalents	$2,026,101	$1,721,599

Accounts receivable, less allowance for doubtful
accounts of $300,000 at January 31, 2019 and April 30, 2018	29,557,061	26,638,367
Inventories, net	95,417,027	86,929,793
Prepaid expenses and other assets	2,336,389	1,948,748
Refundable and prepaid income taxes	1,881,950	1,655,409
Other receivables	1,422,181	1,135,810

Total current assets	132,640,709	120,029,726

Property, machinery and equipment, net	33,723,247	35,288,997

Intangible assets, net	2,806,900	3,088,085
Deferred income taxes	340,745	1,109,681
Other assets	1,582,655	1,713,481

Total other long-term assets	4,730,300	5,911,247

Total assets	$171,094,256	$161,229,970

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$53,740,195	$49,326,402
Accrued wages	3,792,925	3,730,755
Accrued expenses	2,569,063	2,930,792
Current portion of long-term debt	691,701	655,190
Current portion of capital lease obligations	2,136,634	2,320,538
Current portion of contingent consideration	73,683	213,460
Current portion of deferred rent	135,202	201,349

Total current liabilities	63,139,403	59,378,486

Long-term debt, less current portion	45,541,622	36,783,879
Income taxes payable	500,263	498,000
Capital lease obligations, less current portion	3,292,876	4,297,846
Deferred rent, less current portion	217,107	331,251
Other long-term liabilities	1,120,062	1,130,557

Total long-term liabilities	50,671,930	43,041,533

Total liabilities	113,811,333	102,420,019

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,230,008 and 4,215,258 shares issued and
outstanding at January 31, 2019 and April 30, 2018, respectively	42,105	41,896
Capital in excess of par value	23,450,854	23,132,017
Retained earnings	33,789,964	35,636,038

Total stockholders' equity	57,282,923	58,809,951

Total liabilities and stockholders' equity	$171,094,256	$161,229,970

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2019	2018	2019	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$68,852,050	$65,733,723	$217,267,198	$209,917,090
Cost of products sold	63,322,930	59,836,383	199,254,937	190,159,128

Gross profit	5,529,120	5,897,340	18,012,261	19,757,962

Selling and administrative expenses	5,539,831	5,637,680	17,291,102	17,192,099

Operating (loss) income	(10,711)	259,660	721,159	2,565,863

Other income	(36,638)	(48,052)	(139,554)	(128,218)
Interest expense	627,060	423,584	1,783,408	1,077,654
(Loss) income before income tax expense	(601,133)	(115,872)	(922,695)	1,616,427

Income tax (benefit) expense	(5,607)	(147,210)	923,379	466,092

Net (loss) income	$(595,526)	$31,338	$(1,846,074)	$1,150,335

(Loss) earnings per share – basic	$(0.14)	$0.01	$(0.44)	$0.27

(Loss) earnings per share – diluted	$(0.14)	$0.01	$(0.44)	$0.27

Weighted average shares of common stock outstanding
Basic	4,230,008	4,209,566	4,227,891	4,202,331

Weighted average shares of common stock outstanding
Diluted	4,230,008	4,356,509	4,227,891	4,325,197

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2019	2018
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(1,846,074)	$1,150,335

Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation and amortization	3,760,611	3,844,692
Stock-based compensation	166,612	83,659
Restricted stock expense	152,434	-
Deferred income tax expense (benefit)	768,936	(430,883)
Amortization of intangible assets	281,185	327,559
Amortization of financing fees	65,419	42,347
Fair value adjustment of contingent consideration	17,104	(15,247)
Loss from disposal or sale of machinery and equipment	5,064	20,011

Changes in assets and liabilities
Accounts receivable	(2,918,694)	(29,081)
Inventories	(8,487,234)	(12,686,282)
Prepaid expenses and other assets	(233,905)	1,374,817
Refundable and prepaid income taxes	(226,541)	(1,445,881)
Income taxes payable	2,263	403,132
Trade accounts payable	4,413,793	1,404,736
Deferred rent	(180,291)	(178,930)
Accrued expenses and wages	(619,335)	(1,354,361)

Net cash used in operating activities	(4,878,653)	(7,489,377)

Cash flows from investing activities
Purchases of machinery and equipment	(1,605,256)	(3,651,304)
Proceeds from insurance settlement	-	251,395

Net cash used in investing activities	(1,605,256)	(3,399,909)

Cash flows from financing activities
Advances on notes receivable	-	(630,000)
Proceeds from the exercise of common stock options	-	96,017
Proceeds under equipment notes	182,557	943,136
Payments of contingent consideration	(156,881)	(175,269)
Payments under capital lease and sale leaseback agreements	(1,783,543)	(1,536,508)
Payments under equipment notes	(299,648)	(203,531)
Proceeds under building notes payable	-	7,000,000
Payments under building notes payable	(210,000)	(3,671,000)
Borrowings under lines of credit	14,963,270	15,613,799
Payments under lines of credit	(5,856,146)	(7,345,462)
Payments of financing fees	(51,198)	(151,926)

Net cash provided by financing activities	6,788,411	9,939,256

Change in cash and cash equivalents	304,502	(950,030)
Cash and cash equivalents at beginning of period	1,721,599	3,493,324

Cash and cash equivalents at end of period	$2,026,101	$2,543,294

Supplementary disclosures of cash flow information
Cash paid for interest	$1,666,246	$983,168
Cash paid for income taxes	500,148	1,878,850
Purchase of machinery and equipment financed
under capital leases	617,470	2,939,245
Financing of insurance policy	309,281	286,509

SigmaTron International, Inc.

January 31, 2019

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2019 is not necessarily indicative of the results that may be expected for the year ending April 30, 2019.  The condensed consolidated balance sheet at April 30, 2018, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

Note B - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2019	2018

Finished products	$24,511,952	$20,404,849
Work-in-process	2,572,503	2,075,465
Raw materials	69,531,581	65,652,411
	96,616,036	88,132,725
Less excess and obsolescence reserve	(1,199,009)	(1,202,932)
	$95,417,027	$86,929,793

SigmaTron International, Inc.

January 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Net (loss) income	$(595,526)	$31,338	$(1,846,074)	$1,150,335
Weighted-average shares
Basic	4,230,008	4,209,566	4,227,891	4,202,331
Effect of dilutive stock options	-	146,943	-	122,866

Diluted	4,230,008	4,356,509	4,227,891	4,325,197

Basic (loss) earnings per share	$(0.14)	$0.01	$(0.44)	$0.27

Diluted (loss) earnings per share	$(0.14)	$0.01	$(0.44)	$0.27

Options to purchase 465,232 and 347,318 shares of common stock were outstanding at January 31, 2019 and 2018, respectively.  There were 117,914 and 0 options granted during the nine month periods ended January 31, 2019 and 2018.  The Company recognized $166,612 and $0 in stock option expense for the three month periods ended January 31, 2019 and 2018.  The Company recognized $166,612 and $83,659 in stock option expense for the nine month periods ended January 31, 2019 and 2018, respectively.  The balance of unrecognized compensation expense related to the Company’s stock option plans was $0 at January 31, 2019 and 2018.  For the three month period ended January 31, 2019 and 2018, 332,312 and 0 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.  For the nine month period ended January 31, 2019 and 2018,  64,717 and 0 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

On October 1, 2017, the Company issued 12,500 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2018.  On October 1, 2018, the Company issued 12,500 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which will fully vest on April 1, 2019.  The Company recognized $36,134 and $152,434 in compensation expense for the three and  nine month periods ended January 31, 2019.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $23,566 at January 31, 2019.

SigmaTron International, Inc.

January 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 4.29% at January 31, 2019).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $10,500,000 on raw materials, $10,000,000 on finished goods and $7,500,000 on other eligible inventory.  As of January 31, 2019, there was $38,386,754 outstanding and $2,113,246 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At January 31, 2019, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.  Deferred financing costs of $27,000 and $51,198 were capitalized during the three and nine month periods ending January 31, 2019, respectively, which are amortized over the term of the agreement.  As of January 31, 2019 and April 30, 2018, the unamortized amount offset against outstanding debt was $202,790 and $192,502, respectively.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility expired on February 7, 2019 and was not extended.  There was no outstanding balance under the facility at January 31, 2019 and April 30, 2018.

SigmaTron International, Inc.

January 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of January 31, 2019 and April 30, 2018, the unamortized amount offset against outstanding debt was $54,125 and $66,945, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,992,000 and $5,148,000 at January 31, 2019 and April 30, 2018, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of January 31, 2019 and April 30, 2018, the unamortized amount offset against outstanding debt was $47,778 and $59,094, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,728,000 and $1,782,000 at January 31, 2019 and April 30, 2018, respectively.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $358,192 and $447,741 at January 31, 2019 and April 30, 2018, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $218,286 and $268,660 at January 31, 2019 and April 30, 2018, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $445,270 and $540,685 at January 31, 2019 and April 30, 2018, respectively.

SigmaTron International, Inc.

January 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $245,629 and $291,684 at January 31, 2019 and April 30, 2018, respectively.

On May 1, 2018, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $182,557. The term of the agreement extends to May 1, 2023 with average quarterly payments of $11,045 beginning on August 1, 2018 and a fixed interest rate of 8.00%.  The balance outstanding under this note agreement was $164,302 at January 31, 2019.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling $6,893,596.  The terms of the lease agreements extend to August 2019 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,030,558 and $2,923,524 at January 31, 2019 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $4,374,175 and $4,799,827 at January 31, 2019 and April 30, 2018, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $617,544 and $984,031 at January 31, 2019 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $1,579,685 and $1,736,688 at January 31, 2019 and April 30, 2018, respectively.

From September 2017 through January 2019, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,628,856.  The terms of the lease agreements extend to August 2021 through January 2023 with monthly installment payments ranging from $3,127 to $20,093 and a fixed interest rate ranging from 5.82% through 8.00%.  The balance outstanding under these capital lease agreements was $2,781,409 and $2,688,029 at January 31, 2019 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $3,203,469 and $2,808,209 at January 31, 2019 and April 30, 2018, respectively.

The Company posted a pre-tax loss of approximately $923,000 and negative cash flows from operations of approximately $4,900,000 for the nine months ended January 31, 2019 and has approximately $2,100,000 of availability on its line of credit as of January 31, 2019. The weakened performance is primarily from customers continuing to miss projections and pushing out order delivery dates with many of them linking their reduced requirements to the trade dispute between the United States and China and the associated tariffs.  The tariffs impact operating cash flows, increase overhead

SigmaTron International, Inc.

January 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Long-term Debt - Continued

costs and continue to drive customers to look at alternative supply chain solutions which creates inefficiencies.  The trade war has also created significant uncertainty regarding short-term plans with the Company’s customers on items such as new program launches. In addition to the issues associated with the trade war with China, the new Mexican administration increased the nationwide compensation structure / minimum wage effective January 1, 2019.  These macroeconomic factors have created short-term increased costs and will continue to have a negative effect on the Company’s cost structure.

The Company is in compliance with its financial covenants and anticipates that its credit facilities, expected future cash flows from operations and leasing resources are adequate to meet its working capital requirements, and fund capital expenditures for the next 12 months. The Company has initiated actions to improve short term operating cash flows and financial performance through on-going negotiations with key customers over both price increases, and alternative strategies for the customer to liquidate inventory purchased by the Company to fulfill customer orders based on customer-provided forecasts that they have yet to take delivery for. Key customers have acknowledged they are responsible for the inventory build-up and are actively working with the Company to resolve the issues.

However, in the event customers continue to delay orders, future payments are not made timely, the Company desires to expand its operations, its business grows more rapidly than expected, or the current economic climate deteriorates, additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

Note E - Income Tax

The income tax benefit was $5,607 for the three month period ended January 31, 2019 compared to an income tax benefit of $147,210 for the same period in the prior fiscal year.  The Company’s effective tax rate was 0.93% and 127.0% for the quarters ended January 31, 2019 and 2018, respectively.  The income tax expense was $923,379 for the nine month period ended January 31, 2019 compared to an income tax expense of $466,092 for the same period in the prior fiscal year.  The Company’s effective tax rate was (100.1)% and 28.8% for the nine month period ended January 31, 2019 and 2018, respectively.  The decrease in income tax benefit for the three month period ended January 31, 2019 compared to the same period in the previous year as well as the change in the effective tax rate for the same period is due to operating losses recognized in China and Vietnam on which no tax benefit was recorded due to full valuation allowances for those jurisdictions.  The increase in income tax expense for the nine month periods ended January 31, 2019 compared to the same period in the previous year as well as the respective change in the effective tax rate for the same period is the result of the valuation allowance of $942,271 established on certain deferred tax assets related to foreign net operating loss carryforwards that more likely than not will not be realized based on projected income in those jurisdictions, the impact of foreign currency remeasurement and the impact of changes in the U.S. tax rates as a result of Tax Reform.

SigmaTron International, Inc.

January 31, 2019

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

In conjunction with the May 2012 acquisition of Spitfire, an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal 2019 and the specific terms of when such consideration would be earned.  Those terms provide for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments are made quarterly each year and adjusted after each year-end audit.  The Company adjusted the estimated remaining payments expected to be paid under the agreement, which resulted in a decrease of $17,517 and increase of $17,104 for the three and nine month periods ended January 31, 2019, respectively.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  This continues to be measured and reported as a level 3 fair value at each period end.  The Company made payments in the amount of $101,806 and $129,395 for the three months ended January 31, 2019 and 2018, respectively.  The Company made payments totaling $156,881 and $175,269 for the nine months ended January 31, 2019 and 2018, respectively.  As of January 31, 2019, the contingent consideration liability was $73,683 compared to $213,460 at April 30, 2018.

SigmaTron International, Inc.

January 31, 2019

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

SigmaTron International, Inc.

January 31, 2019

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

During the first nine months of fiscal 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at January 31, 2019.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers.  The Company had no material remaining unsatisfied performance obligations as of January 31, 2019 with expected duration of greater than one year.

The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended January 31,	Nine Months Ended January 31,
Net trade sales by end-market	2019	2019
Industrial Electronics	39,511,142	119,229,968
Consumer Electronics	25,997,004	86,688,800
Medical / Life Sciences	3,343,904	11,348,430
Total Net Trade Sales	68,852,050	217,267,198

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the

SigmaTron International, Inc.

January 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note G - Critical Accounting Policies - Continued

Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company’s valuation allowance was $1,020,371 and $78,100 as of January 31, 2019 and April 30, 2018, respectively.

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

SigmaTron International, Inc.

January 31, 2019

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

On May 1, 2018, the Company adopted the guidance contained in ASU 2016 -15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”.   The amendments in ASU 2016-15 are applied using a retrospective transition method to each period presented.  The Company has evaluated each of the eight specific issues addressed by ASU 2016-15.   During the year ended April 30, 2018 the Company received cash settlement of insurance claims related to equipment damaged by a fire and including replacement of inventory and clean-up costs at one of its subsidiaries.    The Company has classified these receipts as cash flows from operating activities in its annual and interim statements of cash flows for the year ended April 30, 2018.  The Company reclassified $251,395 of cash receipts related to this insurance settlement from cash flows from operations to cash flows from investing activities in its statements of cash flows for the nine month period ended January 31, 2018.

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

SigmaTron International, Inc.

January 31, 2019

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

Concurrent with the foreclosure sale, the Company entered into an Asset Purchase Agreement with Wagz, Inc. (Wagz), an unrelated party, whereby the Company sold the assets to Wagz for $350,000 cash, 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.

Accordingly, the Company recognized the fair value of the assets received from Wagz and derecognized the receivables from Petzila.  The fair value of the assets received from Wagz was approximately $950,000; therefore, the Company recognized a loss of $2,509,423 in its consolidated statement of operations for the year ended April 30, 2018.

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.  The Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.  There was no change in the fair value of the common stock and $276 and $91,854 was recognized for the earn-out during the three and nine month periods ended January 31, 2019, respectively.

SigmaTron International, Inc.

January 31, 2019

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

January 31, 2019

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine months ended January 31, 2019 and 2018, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The trade dispute between the United States and China has continued and has negatively impacted the Company’s results.  Customers continue to miss projections with many of them linking their reduced requirements to the trade dispute and associated tariffs.  The tariffs impact cash flow, increase overhead costs and continue to drive customers to look at alternative supply chain solutions which creates inefficiencies.  The trade war has created significant uncertainty regarding short-term plans with the Company’s customers on items such as new program launches. In conjunction with the issues associated with the trade war with China, the new Mexican administration did increase the nationwide compensation structure / minimum wage effective January 1, 2019.  This change created some short-term increased costs and will continue to have a negative effect on the Company’s cost structure. The Company has addressed these issues and required price increases where necessary with customers.  Some discussions are complete and others are expected to be complete in the fourth fiscal quarter of 2019.

SigmaTron International, Inc.

January 31, 2019

While the year has been difficult due to external issues and resultant revenue misses, the Company has been able to manage much of the volatility.  Based on its current backlog for the fourth quarter, the Company should see revenue increase compared to the third fiscal quarter of 2019 and the Company expects that trend to continue.  While the Company is optimistic regarding the current backlog, the trade war with China will continue to weigh heavily on the Company short-term.

Issues remain in the component marketplace, including component availability, lead times, deliveries and price increases, but they are fewer and farther between. In fact, for some component classes lead times have shortened.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	92.0	91.0	91.7	90.6
Selling and administrative expenses	8.0	8.6	8.0	8.2
Total operating expenses	100.0	99.6	99.7	98.8
Operating (loss) income	(0.0%)	0.4%	0.3%	1.2%

Net Sales

Net sales increased for the three month period ended January 31, 2019 to $68,852,050 from $65,733,723 for the three month period ended January 31, 2018.  Net sales increased for the nine month period ended January 31, 2019 to $217,267,198 from $209,917,090 for the same period in the prior year.  Sales volume increased for the three month period ended January 31, 2019 as compared to the prior year in the consumer electronics, industrial electronics and medical/life science marketplaces.  Sales volume increased for the nine month period ended January 31, 2019 as compared to the prior year in the consumer electronics, industrial electronics and medical/life science marketplaces.  Sales in the first nine months increased due to increasing demand from existing and new customers.

Gross Profit

Gross profit dollars decreased during the three month period ended January 31, 2019 to $5,529,120 or 8.0% of net sales compared to $5,897,340 or 9.0% of net sales for the same period in the prior fiscal year.  Gross profit decreased for the nine month period ended January 31, 2019 to $18,012,261 or 8.3% of net sales compared to $19,757,962 or 9.4% of net sales for the same period in the prior fiscal year.  The decrease in gross profit for the nine month period ended January 31, 2019 was primarily the result of margin pressures from both customers and vendors and product mix.

SigmaTron International, Inc.

January 31, 2019

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,539,831 or 8.0% of net sales for the three month period ended January 31, 2019 compared to $5,637,680 or 8.6% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended January 31, 2019 was driven by decreases in legal fees and miscellaneous taxes.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general office salaries, general insurance and financing fees.  Selling and administrative expenses increased to $17,291,102 or 8.0% of net sales for the nine month period ended January 31, 2019 compared to $17,192,099 or 8.2% of net sales for the same period in the prior fiscal year.  The net increase in selling and administrative expenses for the nine month period ended January 31, 2019 was driven by increases in general office salaries, general insurance, financing fees, accounting professional fees and other professional fees.  The increase in the foregoing selling and administrative expenses was partially offset by a decrease in legal professional fees and bonus expense.

Interest Expense

Interest expense increased to $627,060 for the three month period ended January 31, 2019 compared to $423,584 for the same period in the prior fiscal year.  Interest expense increased to $1,783,408 for the nine month period ended January 31, 2019 compared to $1,077,654 for the same period in the prior fiscal year.  The increase in interest expense for the three and nine month periods ended January 31, 2019 was due to increased loan obligations and higher interest rates compared to the same period in the prior year.  Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax benefit was $5,607 for the three month period ended January 31, 2019 compared to an income tax benefit of $147,210 for the same period in the prior fiscal year.  The Company’s effective tax rate was 0.93% and 127.0% for the quarters ended January 31, 2019 and 2018, respectively.  The income tax expense was $923,379 for the nine month period ended January 31, 2019 compared to an income tax expense of $466,092 for the same period in the prior fiscal year.  The Company’s effective tax rate was (100.1)% and 28.8% for the nine month period ended January 31, 2019 and 2018, respectively.  The decrease in income tax benefit for the three month period ended January 31, 2019 compared to the same period in the previous year as well as the respective change in the effective tax rate for the same period is due to operating losses recognized in China and Vietnam on which no tax benefit was recorded due to full valuation allowances for those jurisdictions.   The increase in income tax expense for the nine month period ended January 31, 2019 compared to the same period in the previous year as well as the respective change in the effective tax rate for the same period is the result of the valuation allowance of $942,271 established on certain deferred tax assets related to foreign net operating loss carryforwards that more likely than not will not be realized based on projected income in those jurisdictions, the impact of foreign currency remeasurement and the impact of changes in the U.S. tax rates as a result of Tax Reform.

SigmaTron International, Inc.

January 31, 2019

Net Income

Net income decreased to a loss of $595,526 for the three month period ended January 31, 2019 compared to net income of $31,338 for the same period in the prior fiscal year.  Net income decreased to a net loss of $1,846,074 for the nine month period ended January 31, 2019 compared to net income of $1,150,335 for the same period in the prior fiscal year.  Basic and diluted loss per share for the third quarter of 2019 were $0.14, compared to basic and diluted earnings per share of $0.01 for the same period in the prior fiscal year.  Basic and diluted loss per share for the nine month period ended January 31, 2019 were $0.44, compared to basic and diluted earnings per share of $0.27 for the same period in the prior fiscal year. The decreases in net income and earnings per share are due to the results of operations described above, mainly from a decrease in gross profit and an increase in income tax expense.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $4,878,653 for the nine months ended January 31, 2019.

During the first nine months of fiscal year 2019, cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $2,918,694, an increase in inventory of $8,487,234, a decrease in accrued expenses and wages of $619,335 and the reported net loss.  The increase in accounts receivable is the result of increased sales and the timing of payments.  The increase in inventory is primarily the result of soft demand by one of the Company’s largest customers. Discussions are under way with the customer and the Company expects a positive resolution by the end of the fourth fiscal quarter of 2019.  Cash flow used in operating activities was partially offset by the result of an increase in accounts payable.

Cash flow used in operating activities was $7,489,377 for the nine months ended January 31, 2018.  During the first nine months of fiscal year 2018, cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $12,686,282, an increase of refundable and prepaid income taxes of $1,445,881 and a decrease in accrued expenses and wages of $1,354,361.  Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping.  The increase in inventory was the result of an increase in customer orders and in some cases orders being pushed out.  Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, decrease in prepaid expenses and other and net income excluding the non-cash effects of depreciation and amortization.

SigmaTron International, Inc.

January 31, 2019

Investing Activities.

During the first nine months of fiscal year 2019, the Company purchased $1,605,256 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2019.  The Company anticipates purchases will be funded by lease transactions.

During the first nine months of fiscal year 2018, the Company purchased $3,399,909 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $331,461 during the balance of fiscal year 2018.

Financing Activities.

Cash provided by financing activities of $6,788,411 for the nine months ended January 31, 2019 was primarily the result of net borrowings under the line of credit.

Cash provided by financing activities of $9,939,256 for the nine months ended January 31, 2018 was primarily the result of net borrowings under the line of credit and proceeds under refinancing building mortgages.

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 4.29% at January 31, 2019).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the eligible inventory borrowing base (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if the Company’s actual revolving loans for the first 90 days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $10,500,000 on raw materials, $10,000,000 on finished goods and $7,500,000 on other eligible inventory.  As of January 31, 2019, there was $38,386,754 outstanding and $2,113,246 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At January 31, 2019, the Company was in compliance with its financial covenant and other restricted covenants under the credit facility.  Deferred financing costs of $27,000 and $51,198 were capitalized during the three and nine month periods ending January 31, 2019, respectively, which are amortized over the term of the agreement.  As of January 31, 2019 and

SigmaTron International, Inc.

January 31, 2019

April 30, 2018, the unamortized amount offset against outstanding debt was $202,790 and $192,502, respectively.

On February 12, 2018, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility expired on February 7, 2019 and was not extended.  There was no outstanding balance under the facility at January 31, 2019 and April 30, 2018.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of January 31, 2019 and April 30, 2018, the unamortized amount offset against outstanding debt was $54,125 and $66,945, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,992,000 and $5,148,000 at January 31, 2019 and April 30, 2018, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of January 31, 2019 and April 30, 2018, the unamortized amount offset against outstanding debt was $47,778 and $59,094, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,728,000 and $1,782,000 at January 31, 2019 and April 30, 2018, respectively.

Notes Payable – Equipment

On November 1, 2016, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $596,987. The term of the agreement extends to November 1, 2021 with average quarterly payments of $35,060 beginning on February 1, 2017 and a fixed interest rate of 6.65%.  The balance outstanding under this note agreement was $358,192 and $447,741 at January 31, 2019 and April 30, 2018, respectively.

On February 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $335,825. The term of the agreement extends to February 1, 2022 with average quarterly payments of $20,031 beginning on May 1, 2017 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $218,286 and $268,660 at January 31, 2019 and April 30, 2018, respectively.

On June 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $636,100. The term of the agreement extends to June 1, 2022 with average quarterly payments of $37,941 beginning on September 1, 2017

SigmaTron International, Inc.

January 31, 2019

and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $445,270 and $540,685 at January 31, 2019 and April 30, 2018, respectively.

On October 1, 2017, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $307,036. The term of the agreement extends to November 1, 2022 with average quarterly payments of $18,314 beginning on February 1, 2018 and a fixed interest rate of 7.35%.  The balance outstanding under this note agreement was $245,629 and $291,684 at January 31, 2019 and April 30, 2018, respectively.

On May 1, 2018, the Company entered into a secured note agreement with Engencap Fin S.A. DE C.V. to finance the purchase of equipment in the amount of $182,557. The term of the agreement extends to May 1, 2023 with average quarterly payments of $11,045 beginning on August 1, 2018 and a fixed interest rate of 8.00%.  The balance outstanding under this note agreement was $164,302 at January 31, 2019.

Capital Lease and Sales Leaseback Obligations

From October 2013 through June 2017, the Company entered into various capital lease and sales leaseback agreements with Associated Bank, National Association to purchase equipment totaling

$6,893,596.  The terms of the lease agreements extend to September 2018 through May 2022 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 4.90%.  The balance outstanding under these capital lease agreements was $2,030,558 and $2,923,524 at January 31, 2019 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $4,374,175 and $4,799,827 at January 31, 2019 and April 30, 2018, respectively.

From April 2014 through July 2015, the Company entered into various capital lease agreements with CIT Finance LLC to purchase equipment totaling $2,512,051.  The terms of the lease agreements extend to March 2019 through July 2020 with monthly installment payments ranging from $1,931 to $12,764 and a fixed interest rate ranging from 5.65% through 6.50%.  The balance outstanding under these capital lease agreements was $617,544 and $984,031 at January 31, 2019 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $1,579,685 and $1,736,688 at January 31, 2019 and April 30, 2018, respectively.

From September 2017 through January 2019, the Company entered into various capital lease and sales leaseback agreements with First American Equipment Finance to purchase equipment totaling $3,628,856.  The terms of the lease agreements extend to August 2021 through January 2023 with monthly installment payments ranging from $3,127 to $20,093 and a fixed interest rate ranging from 5.82% through 8.00%.  The balance outstanding under these capital lease agreements was $2,781,409 and $2,688,029 at January 31, 2019 and April 30, 2018, respectively.  The net book value of the equipment under these leases was $3,203,469 and $2,808,209 at January 31, 2019 and April 30, 2018, respectively.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, CA, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for the three and nine month periods ended January 31, 2019 was $31,588 and $94,763, respectively.  The amount of the deferred rent income

SigmaTron International, Inc.

January 31, 2019

recorded for the three and nine month periods ended January 31, 2018 was $25,383 and $76,148, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at January 31, 2019 was $352,310 compared to $447,073 at April 30, 2018.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, MX, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which expired during November 2018.  The amount of the deferred rent income for the three and nine month periods ended January 31, 2019 was $12,218 and $85,527, respectively.  The amount of the deferred rent income for the three and nine month periods ended January 31, 2018 was $35,629 and $102,782, respectively.  The balance of deferred rent at January 31, 2019 was $0 compared to $85,527 at April 30, 2018.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the nine month period ended January 31, 2019 resulted in a foreign currency transaction loss of $379,461 compared to a foreign currency transaction gain of approximately $119,289 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first nine months of fiscal year 2019, the Company’s U.S. operations paid approximately $40,390,000 to its foreign subsidiaries for services provided.

Except for the impact of the Tax Act, the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $9,971,000 as of January 31, 2019.

The Company anticipates that its credit facilities, expected future cash flow from operations and leasing resources are adequate to meet its working capital requirements and fund capital expenditures for the next 12 months. However, in the event customers continue to delay orders or future payments are not made timely, the Company desires to expand its operations, its business grows more rapidly than expected, or the current economic climate deteriorates, additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

The impact of inflation on the Company’s net sales, revenues and income from operations for the past two fiscal years has been minimal.

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

SigmaTron International, Inc.

January 31, 2019

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2019.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2019.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended January 31, 2019, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of January 31, 2019.

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

January 31, 2019

Item 1A.            Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

January 31, 2019

Item 6.Exhibits.

10.1	Lease No. 8, entered into January 25, 2019, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

10.2	Lease No. 9, entered into January 25, 2019, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

January 31, 2019

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 15, 2019

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 15, 2019

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)