Form 10-K
period 2019-04-30
SIGMATRON INTERNATIONAL INC
filed 2019-07-25
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

      X       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2019.

Or

                Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the transition period from ___________to___________.

Commission file number 0-23248

SIGMATRON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction

of incorporation or organization)

2201 Landmeier Rd., Elk Grove Village, IL

(Address of principal executive offices)

Registrant’s telephone number, including area code:  847-956-8000

Securities registered pursuant to Section 12(b) of the Act:

36-3918470 (I.R.S. Employer Identification Number) 60007 (Zip Code)

ASDAQ Capital Market
Title of each class Common Stock $0.01 par value per share	Trading Symbol SGMA	Name of each exchange on which registered The NASDAQ Capital Market

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

☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $15,870,189 based on the closing sale price of $4.25 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 19, 2019 was 4,242,508.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2019 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2019, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the impairment of long-lived assets; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; the impact of tariffs; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

The Company operates manufacturing facilities in Elk Grove Village, Illinois United States of America (“U.S.”); Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Ho Chi Minh City, Vietnam.  In addition, the Company maintains an International Procurement Office (“IPO”) in Taipei, Taiwan.  The Company also provides design services in Elgin, Illinois.  The Company has an information technology office in Taichung, Taiwan.

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

Design Services:  To complement the manufacturing services it offers its customers, the Company also offers design for manufacturing (“DFM”), and design for test (“DFT”) review services to help customers ensure that the products they have designed are optimized for production and testing.  The Company also offers complete product design services.

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

Manufacturing Location and Certifications:  The Company’s manufacturing and warehousing locations are strategically located to support our customers with locations in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China and Ho Chi Minh City, Vietnam.  The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service, differentiates it from many competitors.  Manufacturing certifications and registrations are location specific, and include ISO 9001:2015, ISO 14001:2015, IATF 16949:2009, Medical ISO 13485:2016 and FDB Certification, Aerospace AS9100D and International Traffic in Arms Regulations (“ITAR”) certifications.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences industries.  As of April 30, 2019, the Company had approximately 180 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2019%	Fiscal 2018%
Industrial Electronics	Health club equipment, gaming, controls, smart grid, IOT connectivity	55.2	54.8
Consumer Electronics	Appliances/white goods, automotive-vision systems, E-writers	39.6	40.4
Medical/Life Sciences	Operating tables, battery packs, dental equipment, sterilizers	5.2	4.8
Total		100%	100%

For the fiscal year ended April 30, 2019, the Company’s largest two customers, Whirlpool Inc. and Electrolux, accounted for 15.9% and 15.8%, respectively, of the Company’s net sales.  For the fiscal year ended April 30, 2018, Electrolux and Whirlpool Inc., accounted for 20.2% and 13.3%, respectively, of the Company’s net sales.  The Company believes that Electrolux and Whirlpool will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

Sales and Marketing

Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has four direct sales employees.  The Company markets its services through five independent manufacturers’ representative organizations that together currently employ 15 sales personnel in the United States and Canada.  Independent manufacturers’ representatives’ organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories.  In addition, the Company markets itself through its website and tradeshows.

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operation in 1968 and had 806 employees at April 30, 2019.  The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California.  AbleMex S.A. de C.V. was incorporated and commenced operations in 2000.  The operation had 364 employees at April 30, 2019.  The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, operates in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas.  Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997.  The operation had 513 employees at April 30, 2019.  The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China.  The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres.  The term of the land lease is 50 years.  The Company built a manufacturing plant, office space and dormitories on this site during 2004.  In fiscal year 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing.  The total square footage of the facility is 202,000 and the operation had 505 employees as of April 30, 2019.  Both SigmaTron China entities operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City.  Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 392 employees as of April 30, 2019.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and foreign enterprises and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuations for the fiscal year ended April 30, 2019, resulted in net foreign currency transaction losses of approximately $433,742 compared to net foreign currency gains of $125,000 in the prior year.  In fiscal year 2019, the Company paid approximately $53,090,000 to its foreign subsidiaries.

The consolidated financial statements as of April 30, 2019, include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch.  The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”).  Consistent with recent prior years, in May 2019, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

The Company’s costs of compliance with environmental laws, including conflict mineral reporting, is estimated to be a total of approximately $1,600,000 for the three most recently completed fiscal years ending April 30, 2019.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on forecasted orders and purchase orders (firm orders) from its customers to estimate backlog.  The Company’s backlog of firm orders as of April 30, 2019, and April 30, 2018, was approximately $269,660,000 and $219,100,000, respectively.  The Company believes a significant portion of the backlog at April 30, 2019, will ship in fiscal year 2020.  Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.  Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 3,106 full-time employees as of April 30, 2019, including 208 engaged in engineering or engineering-related services, 2,510 in manufacturing and 388 in administrative and marketing functions.

The Company has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2021. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 3, 2020.  The Company’s subsidiary located in Tijuana, Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C.  The contract does not have an expiration date.  The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires on February 5, 2020.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.  The Company believes its relations with its unions and its other employees are good.

Available Information

The Company’s website address is www.sigmatronintl.com .  The Company announces material information, including press releases, analyst presentations and financial information regarding the Company, through a variety of means, including the Company’s website, the Investors subpage of its website (www.sigmatronintl.com/investors/), press releases, filings with the SEC, public conference calls and social media, in order to achieve broad, non-exclusionary distribution of information to the public.  The Investors subpage is accessible by clicking on the tab labeled “Investors” on the Company’s website home page.  The Company also uses these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information.  Therefore, investors should look to these channels for important and time-critical information.  In addition, the Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC.  Such reports and other information filed by the Company with the SEC are available free of charge on its website when such reports are simultaneously available on the SEC’s website at http://www.sec.gov.  The Company encourages investors, the media and others interested in the Company to review the information it posts on these various channels, as such information could be deemed to be material information.

The contents of the websites referred to above are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Information about our Executive Officers

Name	Age	Position

Gary R. Fairhead	67

President, Chief Executive Officer and Chairman of the Board of Directors.  Gary R. Fairhead has been the President of the Company and a director since January 1990 and Chairman of the Board of Directors of the Company since August 2011.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	58	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the Company since August 2011.

Gregory A. Fairhead	63

Executive Vice President and Assistant Secretary.  Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994.  Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	58	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	70	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	64	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	59	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

James E. Barnes	37

Executive Vice President, Acuna and Elk Grove Village Operations since 2018.  Vice President of Operations from 2014 to 2018.  Director of Operations from 2011 to 2014.  Senior Program Manager from 2010 to 2011.  Program Manager from 2005 to 2010.  Inventory Analyst from 2004 to 2005.

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

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 4.09% at April 30, 2019).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible accounts receivable plus a percentage of the eligible inventory (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving line of credit under the senior secured credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $10,500,000 on raw materials, $10,000,000 on finished goods and $28,000,000 on all eligible inventory.

On December 13, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment provides an exception to otherwise ineligible foreign receivables for up to $3,000,000 of receivables paid by certain enumerated account debtors outside of the U.S. and Canada.

On March 22, 2019, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 95% of the Company’s Revolving Line Cap until August 1, 2019 and 90% on and after August 1, 2019.  As of April 30, 2019, there was $35,727,212 outstanding and $6,645,730 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At April 30, 2019, the Company was in compliance with its financial covenant and other restrictive covenants under the credit facility.  Deferred financing costs of $75,083 were capitalized during the fiscal year ended April 30, 2019, which are amortized over the term of the agreement.  As of April 30, 2019, and April 30, 2018, the unamortized amount offset against outstanding debt was $209,162 and $192,502, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $743,000 as of April 30, 2019, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at April 30, 2019.

The Company is in compliance with its financial covenant and other restrictive covenants and anticipates that its credit facilities, expected future cash flows from operations and leasing resources are adequate to meet its working capital requirements, and fund capital expenditures for the next 12 months.  In addition, if customers delay orders, future payments are not made timely, the Company desires to expand its operations, its business grows more rapidly than expected, or the current economic climate deteriorates, additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

Adverse changes in the economy or political conditions could negatively impact the Company’s business, results of operations and financial condition.

The Company’s sales and gross margins depend significantly on market demand for its customers’ products.  The uncertainty in the U.S. and international economic and political environments could result in a decline in demand for our customers’ products in any industry.  Further, any adverse changes in tax rates and laws or trade policies affecting our customers could result in decreasing gross margins.  Any of these factors could negatively impact the Company’s business, results of operations and financial condition.

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

Sales to the Company’s five largest customers accounted for 49.7% and 50.2% of net sales for the fiscal years ended April 30, 2019, and April 30, 2018, respectively.  For the fiscal year ended April 30, 2019, two customers accounted for 15.9% and 15.8% of net sales of the Company, and 3.9% and 11.5%, respectively, of accounts receivable.  For the fiscal year ended April 30, 2018, two customers accounted for 20.2% and 13.3% of net sales of the Company and 6.0% and 2.9%, respectively, of accounts receivable.  Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.  If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material impact on the results of operations.  There can be no assurance that the Company will retain any or all of its largest customers.  This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

-          customers’ attempts to manage their inventory

-          variation in demand for the Company’s customers’ products

-          design changes, or

-          acquisitions of or consolidation among customers

Many of the Company’s customers do not commit to firm production schedules.  The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels.  The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers.  Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in our customers’ demand, thereby adversely affecting the Company’s results of operations in any given period.

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

Approximately 13.0% and 14.0% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2019 and 2018, respectively.

Disclosure and internal controls may not detect all errors or fraud.

The Company’s disclosure controls and internal controls can provide only reasonable assurance that the procedures will meet the control objectives.  Controls are limited in their effectiveness by human error, including faulty judgments in decision-making.  Further, controls can be circumvented by collusion of two or more people or by management override of controls.  Therefore, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, cannot conclude with certainty that the Company’s disclosure controls and internal controls will prevent all errors and all fraud.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies.  From time to time the currencies fluctuate against the U.S. Dollar.  Such fluctuations could have a material impact on the Company’s results of operations and performance.  The impact of currency fluctuations for the fiscal year ended April 30, 2019, resulted in net foreign currency transaction losses of $433,742 compared to net foreign currency gain of approximately $125,000 in the prior year.  These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations.  The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

The availability of raw components or an increase in their price may affect the Company’s operations and profits.

The Company relies on numerous third-party suppliers for components used in the Company’s production process.  Certain of these components are available only from single-sources or a limited number of suppliers.  In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers.  The loss of any such suppliers could have a material impact on the Company’s results of operations.  Further, the Company could operate at a cost disadvantage compared to competitors who have greater buying power from suppliers.  The Company does not enter into long-term purchase agreements with major or single-source suppliers, but the Company frequently places cancellable scheduled purchase orders with suppliers that extend out as far as one year.  The current component market place remains volatile.  During the last two quarters of fiscal year 2019, lead times were generally shortened but lead times for certain select components can still exceed 24 to 36 weeks.  The Company’s orders for components are always based on the changing needs of its customers.

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

The Company currently has labor union contracts with its employees constituting approximately 48% of its workforce for fiscal years 2019 and 2018.  Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

The Dodd-Frank Act, and the rules promulgated by the Securities and Exchange Commission (“SEC”) thereunder, require the Company to determine and report annually whether any conflict minerals contained in our products originated from the DRC or an adjoining country. The Dodd-Frank Act and these rules could affect our ability to source components that contain conflict minerals at acceptable prices and could impact the availability of conflict minerals, since there may be only a limited number of suppliers of conflict-free conflict minerals. Our customers may require that our products contain only conflict-free conflict minerals, and our revenues and margins may be negatively impacted if we are unable to meet this requirement at a reasonable price or are unable to pass through any increased costs associated with meeting this requirement. Additionally, the Company may suffer reputational harm with our customers and other stakeholders if our products are not conflict-free.  The Company could incur significant costs in the event we are unable to manufacture products that contain only conflict-free conflict minerals or to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures.

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

The Company’s system stores confidential information which includes its financial information, its customers’ proprietary email distribution lists, product information, supplier information, and other critical data.  Any accidental or willful security breach or other unauthorized access could expose the Company to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage the Company’s reputation.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in its software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of the Company’s customer data, its relationships with its customers may be severely damaged, and the Company could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company and its third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventive measures.  In addition, many states have enacted laws requiring companies to notify customers of data security breaches involving their data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause the Company’s customers to lose confidence in the effectiveness of its data security measures.  Any security breach whether actual or perceived, could harm the Company’s reputation, could cause it to lose customers and may negatively impact its ability to acquire new customers.

With the increased use of technologies such as the Internet to conduct business, a company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption (e.g., ransomware attacks). Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Company or its service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Company’s ability to conduct business in the ordinary course, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, additional compliance costs and, in extreme cases, have caused companies to cease doing business. Cyber events also can affect counterparties or entities with which the Company does business, governmental and other regulatory authorities, banks, insurance companies and other financial institutions, among others. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Company has established risk management systems to prevent such cyber incidents, there are inherent limitations in such systems including the possibility that the Company has not prepared for certain risks that have not been or are not possible to have been identified. Further, the Company may be able to influence, but cannot control, the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Company. The Company could be negatively impacted as a result.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements.  It has also initiated tariffs on certain foreign goods, including steel and aluminum and other raw materials utilized by the Company.  Changes in U.S. trade policy could result in one or more of the U.S.’ trading partners adopting responsive trade policy making it more difficult or costly for the Company to import our products from those countries.  This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in a lower margin on products sold.

China and the European Union have imposed tariffs on U.S. products in retaliation for new U.S. tariffs.  Additional tariffs could be imposed by China and the European Union in response to proposed increased tariffs on products imported from China and the European Union.  There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries.  The resulting trade war could have a significant adverse effect on world trade and the world economy.  To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of steel, aluminum and other raw materials utilized by the Company imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.  The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At April 30, 2019, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China.  In addition, the Company provides materials procurement services through its Elk Grove Village, Illinois U.S., Union City, California U.S, and Taipei, Taiwan offices.  The Company provides design services in Elgin, Illinois U.S.  The Company has an information technology office in Taichung, Taiwan.

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

The Union City and San Diego, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and Del Rio, Texas properties are occupied pursuant to leases of the premises.  The lease agreements for the Del Rio, Texas properties expire December 2019.  The lease agreement for the San Diego, California property expires August 2019.  The lease agreement for the Union City, California property expires March 2021.  The Chihuahua, Mexico lease expires July 2021.  The Tijuana, Mexico lease expires November 2023.  The lease agreement for the Ho Chi Minh City, Vietnam property expires July 2020.  The Company’s manufacturing facilities located in Acuna, Mexico, Elgin, Illinois and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased.  The Company has an option to buy the leased portion of the facility in Acuna, Mexico.  The properties in Elk Grove Village, Illinois and Elgin, Illinois are financed under separate mortgage loan agreements.  The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities.  The Company leases the information technology office in Taichung, Taiwan.  The Company believes its current facilities are adequate to meet its current needs.  In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

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

As of July 19, 2019, there were approximately 36 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings.  The Company estimates there to be approximately 1,476 beneficial owners of the Company’s common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of our operating results; the impairment of long-lived assets; the variability of our customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and our customers to keep current with technological changes within our industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of our credit arrangements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; the impacts of tariffs; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless required by law.

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2019 and April 30, 2018.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

As the Company enters fiscal 2020, uncertainty remains pervasive in the market.  The trade war with China weighs heavily on the Company’s operations.  Customers are continuing to re-evaluate their supply chains and the uncertainty regarding trade policy remains a difficult variable to manage.  The Company has seen the electronic component marketplace calm down modestly.  The primary change is a shortening of lead-time for some components, which assists in lowering inventory and reacting more efficiently to the volatility of customer demand requirements.

The Company believes it is heading into fiscal year 2020 with a solid plan and some appealing new opportunities ahead of it.  Current customers are launching new programs and several new customers are starting to ramp production.  However, the labor markets remain tight.  The Company’s focus will remain on reducing inventory levels and increasing cash flows as the trade volatility remains.  The Company is optimistic regarding the fiscal year ahead of it and if the trade wars are resolved, it would appear that there is some additional upside available for fiscal year 2020.

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

Revenue Recognition - The Company recognizes revenue when control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company’s primary performance obligation to its customers is the production of finished goods electronic assembly products pursuant to purchase orders.  The Company has concluded that control of the products it sells and transfers to its customers and an enforceable right to receive payment is customarily established at the point in time when the finished goods are shipped to its customers, or in some cases delivered pursuant to the specified shipping terms of each customer arrangement.  With respect to consignment arrangements, control transfers and revenue is recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms).  In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer, etc.) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption.  For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes possession of dies or molds.  For engineering, design, and testing services, the Company’s performance obligations are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance.  From the time that a customer purchase order is received and contract is established, the Company’s performance obligations are typically fulfilled within a few weeks.  The Company does not have any performance obligations that require more than one year to fulfill.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  In the fourth quarter of fiscal year 2018, the Company determined that the carrying value of the trade name intangible asset was not recoverable and recorded a fourth quarter charge of $690,107 for the entire carrying amount.  The Company’s analysis for fiscal year 2019 did not indicate that any of its other long-lived assets were impaired.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company’s valuation allowance was $1,294,605 and $78,100 as of April 30, 2019 and April 30, 2018, respectively.

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

Reclassifications - Certain reclassifications have been made to the previously reported 2018 financial statements to conform to the 2019 presentation.  There was no change to net income.

New Accounting Standards:

See Note B – Summary of Significant Accounting Policies in the consolidated financial statements.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2019 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2018

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2019	2018

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.9	90.4
Selling and administrative expenses	8.0	8.3
Impairment of goodwill and intangible asset	-	1.4
Loss on settlement of receivable and disposal of related assets	-	0.9
Total operating expenses	98.9	101.0
Operating income (loss)	1.1%	(1.0%)

Net sales increased 4.5% to $290,553,951 in fiscal year 2019 from $278,131,709 in the prior year.  The Company’s sales increased in fiscal year 2019 in industrial electronics and medical/life science marketplaces as compared to the prior year.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the consumer electronics marketplace.  Revenues started an upward trend during the fourth fiscal quarter of fiscal year 2019.

The Company’s sales in a particular industry are driven by the fluctuating forecasts and end-market demand of the customers within that industry.  Sales to customers are subject to variations from period to period depending on customer order cancellations, the life cycle of customer products and product transition.  Sales to the Company’s five largest customers accounted for 49.7% and 50.2% of net sales for fiscal years 2019 and 2018, respectively.

Gross profit decreased to $26,341,769, or 9.1% of net sales, in fiscal year 2019 compared to $26,602,918 or 9.6% of net sales, in the prior fiscal year.  The decrease in gross profit dollars for fiscal year 2019 was primarily the result of margin pressures from both customers and vendors and product mix.  Margin pressures continue from both customers and vendors.  However, price increases were implemented in fiscal year 2019 for some customers.

Selling and administrative expenses increased in fiscal year 2019 to $23,263,117, or 8.0% of net sales compared to $23,089,939, or 8.3% of net sales, in fiscal year 2018.  The increase in selling and administrative dollars was attributable to sales salaries, bad debt expense, general insurance, accounting professional fees and financing fees.  The increase in the foregoing selling and administrative expenses were partially offset by a decrease in legal professional fees, bonus expense and other general administrative expenses.  Selling and administrative expenses decreased as a percent of net sales due to an increase in net sales in fiscal year 2019 compared to the prior year.

During fiscal year 2018, the Company recorded a goodwill and intangible asset impairment in the amount of $3,913,006 and the write off of the account receivable and note receivable related to a customer in the amount of $2,509,423.  See Note E - Related Parties and Note G - Intangible Asset.

Other income increased in fiscal year 2019 to $200,946 compared to other income of $144,574 in the prior fiscal year.  The increase in other income is due to the Company recording in fiscal year 2019 an earn-out based on sales by Wagz in the amount of $91,920 to other income.  However, the $91,920 was reserved as bad debt at April 30, 2019.

Interest expense, net, increased to $2,413,297 in fiscal year 2019 compared to $1,537,446 in fiscal year 2018.  Interest expense increased primarily due to the increased borrowings under the Company’s banking arrangements and mortgage obligations.

In fiscal year 2019, the Company had an income tax expense of $1,731,415 compared to an income tax benefit of $1,060,452 in fiscal year 2018.  The effective rate for the fiscal years ended April 30, 2019 and April 30, 2018 was 199.86% and 24.6%, respectively. The increase in income tax expense as well as the accompanying change in the effective tax rate is the result of the valuation allowance established on certain deferred tax assets related to foreign net operating loss carryforwards that more likely than not will not be realized based on projected income in those jurisdictions and the impact of foreign currency remeasurement.

The Company reported a net loss of $865,114 in fiscal year 2019 compared to a net loss of $3,241,870 for fiscal year 2018.  Basic and diluted loss per share for fiscal year 2019 were $0.20 each, compared to basic and diluted loss per share of $0.77 each for the fiscal year ended April 30, 2018.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $1,619,500 for the fiscal year ended April 30, 2019, compared to cash flow used in operating activities of $4,968,479 for the prior fiscal year.  Cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $5,134,297, a decrease in accounts payable of $3,699,388 and the reported net loss.  The increase in accounts receivable is the result of increased sales and the timing of payments.    Cash flow used in operating activities was partially offset by a decrease in inventory.

Cash flow used in operating activities was $4,968,479 for the fiscal year ended April 30, 2018.  Cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $13,415,555.  The increase in inventory is the result of an increase in customer orders and in some cases orders being pushed out.  Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping.  Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, a decrease in prepaid expenses and other assets.

Investing Activities.

In fiscal year 2019, the Company purchased in cash $2,361,629 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases up to $6,000,000 in fiscal year 2020.  The Company anticipates purchases will be funded by lease transactions.  However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding or leases at acceptable terms, if at all, in the future.

In fiscal year 2018, the Company purchased in cash $3,731,370 in machinery and equipment to be used in the ordinary course of business.  The Company purchases were funded by the bank line of credit and lease transactions.

Financing Activities.

Cash provided by financing activities was $3,265,340 for the fiscal year ended April 30, 2019, compared to cash provided by financing activities of $6,676,729 in fiscal year 2018.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Cash provided by financing activities was $6,676,729 for the fiscal year ended April 30, 2018.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit and proceeds under building notes.  Proceeds under building notes was due to the mortgage agreements on December 21, 2017 with U.S. Bank to refinance the Company’s corporate headquarters and its manufacturing facility in Elk Grove Village, Illinois and the Company’s engineering and design center in Elgin, Illinois.

Financing Summary.

Debt and capital lease obligations consisted of the following at April 30, 2019 and April 30, 2018:

	2019	2018

Debt:
Notes Payable - Banks	$35,727,212	$29,279,631
Notes Payable - Buildings	6,650,000	6,930,000
Notes Payable - Equipment	1,328,753	1,548,770
Unamortized deferred financing costs	(303,310)	(319,332)
Total debt	43,402,655	37,439,069
Less current maturities	691,701	655,190
Long-term debt	$42,710,954	$36,783,879

Capital lease obligations	$4,802,158	$6,618,384
Less current maturities	1,939,374	2,320,538
Total capital lease obligations, less current portion	$2,862,784	$4,297,846

Notes Payable - Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 4.09% at April 30, 2019).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible accounts receivable plus a percentage of the eligible inventory (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving line of credit under the senior secured credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $10,500,000 on raw materials, $10,000,000 on finished goods and $28,000,000 on all eligible inventory.

On December 13, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment provides an exception to otherwise ineligible foreign receivables for up to $3,000,000 of receivables paid by certain enumerated account debtors outside of the U.S. and Canada.

On March 22, 2019, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 95% of the Company’s Revolving Line Cap until August 1, 2019 and 90% on and after August 1, 2019.  As of April 30, 2019, there was $35,727,212 outstanding and $6,645,730 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and

$5,720,369 of unused availability at April 30, 2018.  At April 30, 2019, the Company was in compliance with its financial covenant and other restrictive covenants under the credit facility.  Deferred financing costs of $75,083 were capitalized during the fiscal year ended April 30, 2019, which are amortized over the term of the agreement.  As of April 30, 2019 and April 30, 2018, the unamortized amount offset against outstanding debt was $209,162 and $192,502, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $743,000 as of April 30, 2019, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at April 30, 2019.

Notes Payable - Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2019, the unamortized amount included as a reduction to long-term debt was $49,852.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,940,000 and $5,148,000 at April, 30 2019 and April 30, 2018, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2019 the unamortized amount included as a reduction to long-term debt was $44,006.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,710,000 and $1,782,000 at April, 30 2019 and April 30, 2018, respectively.

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

Capital Lease and Sale Leaseback Obligations

From October 2013 through January 2019, the Company entered into various capital lease and sale leaseback agreements with a gross cost of $13,034,503. The terms of the lease agreements mature through January 2023 with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 8.00%. The net book value of the equipment under these leases was $8,884,475 and $9,344,724 at April 30, 2019 and April 30, 2018, respectively.

Operating Leases

In September 2010, the Company entered into a real estate lease agreement in Union City, California, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for fiscal year ended April 30, 2019 and April 30, 2018 was $128,505 and $103,599, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at April 30, 2019, was $318,568 compared to $447,073 at April 30, 2018.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, Mexico, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which expired in November 2018.  The amount of the deferred rent income for the fiscal year ended April 30, 2019 and April 30, 2018 was $85,527 and $139,437, respectively.  The balance of deferred rent at April 30, 2019, was $0 compared to $85,527 at April 30, 2018.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuations for the fiscal year ended April 30, 2019, resulted in net foreign currency transaction losses of approximately $433,742 compared to net foreign currency gains of $125,000 in the prior year.  In fiscal year 2019, the Company paid approximately $53,090,000 to its foreign subsidiaries.

The Company anticipates that its credit facilities, cash flow from operations and leasing resources are adequate to meet its working capital requirements and capital expenditures for fiscal year 2020. In addition, in the event the Company desires to expand its operations, its business grows more rapidly than expected, the current economic climate deteriorates, customers delay payments, or the Company desires to consummate an acquisition, additional financing resources may be necessary in the current or future fiscal years.  There is no assurance that the Company will be able to obtain equity or debt financing on acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of April 30, 2019.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2019.

Internal Controls:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded the 1992 Framework on December 15, 2014.  Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  Neither COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 Framework by a specified date. The Company implemented the 2013 Framework in the fourth fiscal quarter of 2018.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of April 30, 2019.

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

There has been no change in the Company’s internal control over financial reporting during the fiscal year ended April 30, 2019, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

                  INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2019.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on   Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 31.

ITEM 16. FORM 10-K SUMMARY

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

10.8

SigmaTron International, Inc. 2013 Non-Employee Director Restricted Stock Plan dated September 20, 2013, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 25, 2013.*

10.9

Mortgage and Assignment of Rents and Leases executed as of October 24, 2013, by SigmaTron International, Inc., to Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on December 13, 2013.

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

10.45

Lease No. 5, entered into March 15, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.45 to the Company’s Form 10-K filed on July 24, 2018.

10.46

Lease No. 6, entered into April 20, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.46 to the Company’s Form 10-K filed on July 24, 2018.

10.47

Promissory Note, entered into May 1, 2018, by and between ENGENCAP FIN, S.A. DE C.V., SOFOM, E.N.R. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 13, 2018.

10.48

SigmaTron International, Inc. 2018 Non-Employee Director Restricted Stock Plan dated September 21, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 24, 2018.*

10.49

Lease No. 7, entered into October 17, 2018, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 12, 2018.

10.50

Lease No. 8, entered into January 25, 2019, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 15, 2019.

10.51

Lease No. 9, entered into January 25, 2019, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on March 15, 2019.

10.52	SigmaTron International, Inc. Employee Bonus Plan for Fiscal Year 2020 dated July 12, 2019, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 15, 2019.*

21.0	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K for the fiscal year ended April 30, 2014, filed on July 24, 2014.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2019).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: July 24, 2019

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 24, 2019
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 24, 2019
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	July 24, 2019
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 24, 2019
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 24, 2019
Paul J. Plante

/s/ Barry R. Horek	Director	July 24, 2019
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 24, 2019
Bruce J. Mantia

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sigmatron International, Inc. and subsidiaries (the “Company”) as of April 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

July 24, 2019

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2019 and 2018

C

ASSETS	2019	2018

CURRENT ASSETS
Cash and cash equivalents	$1,005,810	$1,721,599
Accounts receivable, less allowance for doubtful accounts of
$631,283 and $300,000 at April 30, 2019 and 2018,
respectively	31,441,381	26,638,367
Inventories, net	85,579,575	86,929,793
Prepaid expenses and other assets	2,436,894	1,948,748
Refundable and prepaid income taxes	1,339,739	1,655,409
Other receivables	1,741,890	1,135,810

Total current assets	123,545,289	120,029,726

PROPERTY, MACHINERY AND EQUIPMENT, NET	33,232,769	35,288,997

OTHER LONG-TERM ASSETS
Intangible assets, net	2,713,360	3,088,085
Deferred income taxes	384,022	1,109,681
Other assets	1,589,325	1,713,481

Total other long-term assets	4,686,707	5,911,247

TOTAL ASSETS	$161,464,765	$161,229,970

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2019 and 2018

LIABILITIES AND STOCKHOLDERS’ EQUITY	2019	2018

CURRENT LIABILITIES
Trade accounts payable	$45,627,014	$49,326,402
Accrued expenses	2,410,311	2,930,792
Accrued wages	4,680,399	3,730,755
Income taxes payable	60,921	-
Current portion of long-term debt	691,701	655,190
Current portion of capital lease obligations	1,939,374	2,320,538
Contingent consideration	57,537	213,460
Current portion of deferred rent	139,509	201,349

Total current liabilities	55,606,766	59,378,486

Long-term debt,
less current portion	42,710,954	36,783,879
Capital lease obligations,
less current portion	2,862,784	4,297,846
Income taxes payable	500,263	498,000
Other long-term liabilities	1,155,907	1,130,557
Deferred rent, less current portion	179,059	331,251
Deferred income taxes	161,583	-

Total long-term liabilities	47,570,550	43,041,533

Total liabilities	103,177,316	102,420,019

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,240,008 and 4,215,258 shares issued
and outstanding at April 30, 2019 and 2018, respectively	42,146	41,896
Capital in excess of par value	23,474,379	23,132,017
Retained earnings	34,770,924	35,636,038

Total stockholders’ equity	58,287,449	58,809,951

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$161,464,765	$161,229,970

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2019 and 2018

	2019	2018

Net sales	$290,553,951	$278,131,709

Cost of products sold	264,212,182	251,528,791

Gross profit	26,341,769	26,602,918

Selling and administrative expenses	23,263,117	23,089,939
Impairment of goodwill and intangible asset	-	3,913,006
Loss on settlement of receivable and disposal of related assets	-	2,509,423

Operating income (loss)	3,078,652	(2,909,450)

Other income	(200,946)	(144,574)
Interest expense	2,413,297	1,537,446

Income (loss) before income taxes	866,301	(4,302,322)

Income tax expense (benefit)	1,731,415	(1,060,452)

NET LOSS	$(865,114)	$(3,241,870)

Loss per common share
Basic	$(0.20)	$(0.77)

Diluted	$(0.20)	$(0.77)

Weighted-average shares of common
stock outstanding
Basic	4,228,592	4,205,483

Diluted	4,228,592	4,205,483

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2019 and 2018

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2017	$-	41,702	22,952,535	38,877,908	61,872,145

Recognition of stock-based compensation	-	-	83,659	-	83,659

Exercise of stock options	-	194	95,823	-	96,017

Net loss	-	-	-	(3,241,870)	(3,241,870)

Balance at April 30, 2018	-	41,896	23,132,017	35,636,038	58,809,951

Recognition of stock-based compensation	-	-	166,612	-	166,612

Restricted stock awards	-	250	175,750	-	176,000

Net loss	-	-	-	(865,114)	(865,114)

Balance at April 30, 2019	$-	$42,146	$23,474,379	$34,770,924	$58,287,449

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2019 and 2018

	2019	2018 (As Revised)
Cash flows from operating activities
Net loss	$(865,114)	$(3,241,870)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	5,007,440	5,118,297
Stock-based compensation	166,612	83,659
Restricted stock expense	176,000	-
Provision for doubtful accounts	331,283	200,000
Provision for inventory obsolescence	268,234	-
Loss on settlement of receivable and disposal of related assets	-	2,509,423
Impairment of goodwill	-	3,222,899
Impairment of intangible asset	-	690,107
Deferred income tax expense (benefit)	887,242	(2,234,885)
Amortization of intangible assets	374,725	435,043
Amortization of financing fees	91,104	63,669
Fair value adjustment of contingent consideration	40,324	(84,344)
Loss from disposal or sale of machinery and equipment	5,086	20,011
Changes in operating assets and liabilities
Accounts receivable	(5,134,297)	(1,716,793)
Inventories	1,081,984	(13,415,555)
Prepaid expenses and other assets	(766,635)	1,509,675
Refundable and prepaid income taxes	315,670	(1,315,618)
Income taxes payable	63,184	428,132
Trade accounts payable	(3,699,388)	3,166,007
Deferred rent	(214,032)	(243,036)
Accrued expenses and wages	251,078	(163,300)
Net cash used in operating activities	(1,619,500)	(4,968,479)
Cash flows from investing activities
Purchases of machinery and equipment	(2,361,629)	(3,731,370)
Proceeds from insurance settlement	-	251,395
Net cash used in investing activities	(2,361,629)	(3,479,975)
Cash flows from financing activities
Advances on notes receivable	-	(880,000)
Proceeds from the exercise of common stock options	-	96,017
Proceeds under equipment note	182,557	943,136
Payments of contingent consideration	(196,247)	(226,014)
Payments under capital lease and sale leaseback agreements	(2,410,895)	(2,144,866)
Payments under equipment note	(402,574)	(297,328)
Proceeds under building notes payable	-	7,000,000
Payments under building notes payable	(280,000)	(3,741,000)
Borrowings under revolving line of credit	333,607,697	334,944,553
Payments under revolving line of credit	(327,160,115)	(328,843,351)
Payments of debt financing costs	(75,083)	(174,418)
Net cash provided by financing activities	3,265,340	6,676,729

Change in cash	(715,789)	(1,771,725)

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Years ended April 30, 2019 and 2018

Cash and cash equivalents at beginning of year	1,721,599	3,493,324
Cash and cash equivalents at end of year	$1,005,810	$1,721,599

	2019	2018
Supplementary disclosures of cash flow information
Cash paid for interest	$2,272,487	$1,435,067
Cash paid for income taxes	645,049	2,053,779
Purchase of machinery and equipment financed
under capital leases	617,470	3,687,221
Financing of insurance policy	203,435	152,730

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  As of April 30, 2019, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.  Approximately 13.0% and 14.0% of the total non-current consolidated assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2019 and 2018, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan.  The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.  The impact of currency fluctuations for the fiscal year ended April 30, 2019, resulted in net foreign currency transaction losses of approximately $433,742 compared to net foreign currency gains of $125,000 in the prior year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, lower of cost or net realizable value for inventory, contingent consideration, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of long-lived assets.  Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments with original maturities within three months of the purchase date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

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

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers without recourse. The accounts receivable balances sold are at the election of the Company.  The Company incurred fees for such sales, which are reflected as selling and administrative expenses on the Company’s income statement and were not material for the fiscal year ended April 30, 2019 or April 30, 2018.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale.  During the years ended April 30, 2019 and April 30, 2018, the Company sold without recourse trade receivables of approximately $77,000,000 and $78,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's consolidated statements of cash flows.

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

Inventories

Inventories are valued at cost.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or net realizable value.  The Company establishes inventory reserves for shrinkage and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company records these inventory reserves against the inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the effective interest method over the term of the related debt.  Deferred financing fees of $303,310 and $319,332 net of accumulated amortization of $166,689 and $75,585, respectively, as of April 30, 2019 and April 30, 2018, respectively, are deducted from long term debt on the Company’s balance sheet.

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

April 30, 2019 and 2018

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

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested.  There were 53,309 and 109,402 anti-dilutive common stock equivalents at April 30, 2019 and April 30, 2018, respectively, which have been excluded from the calculation of diluted earnings per share.

	Fiscal Years Ended
	April 30,
	2019	2018

Net loss	$(865,114)	$(3,241,870)
Weighted-average shares
Basic	4,228,592	4,205,483
Effect of dilutive stock options	-	-

Diluted	4,228,592	4,205,483

Basic loss per share	$(0.20)	$(0.77)

Diluted loss per share	$(0.20)	$(0.77)

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company’s primary performance obligation to its customers is the production of finished goods electronic assembly products pursuant to purchase orders.  The Company has concluded that control of the products it sells and transfers to its customers and an enforceable right to receive payment is customarily established at the point in time when the finished goods are shipped to its customers, or in some cases delivered pursuant to the specified shipping terms of each customer arrangement.  With respect to consignment arrangements, control transfers and revenue is recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms).  In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer, etc.) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption.  For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes possession of dies or molds.  For engineering, design, and testing services, the Company’s performance obligations are satisfied over time as the respective services are rendered as its customers

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

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

The Company utilizes the practical expedient to treat shipping and handling activities after the customer obtains control as fulfillment activities.  The Company records shipping and handling costs as selling and administrative expenses and costs are accrued when revenue is recognized.

The Company pays sales commissions to its sales representatives which may be considered as incremental costs to obtain a contract. However, since the recoverability period is less than one year, the Company utilizes the practical expedient provided by the new revenue recognition accounting standard that allows an entity to expense the costs of obtaining a contract as incurred.

During the twelve months of fiscal year 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at April 30, 2019.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of April 30, 2019, with an expected duration of greater than one year.

The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Year Ended April 30,	Year Ended April 30,
Net trade sales by end-market	2019	2018
Industrial Electronics	$160,435,562	$152,166,932
Consumer Electronics	115,099,199	112,480,023
Medical / Life Sciences	15,019,190	13,484,754
Total Net Trade Sales	$290,553,951	$278,131,709

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses.  Customers are typically invoiced for shipping costs and such amounts are included in net sales.  Shipping and handling costs were not material to the financial statements for fiscal years 2019 or 2018.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2019 and April 30, 2018, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

The Company measured the contingent consideration included in the fiscal 2013 Spitfire Control, Inc. acquisition under the fair value standard (primarily using level 3 measurement inputs).  The contingent consideration was measured and reported at fair value at each period end.  The Company currently does not have any other non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The Company entered into an Asset Purchase Agreement with Wagz, Inc. (“Wagz”) whereby the Company sold assets to Wagz for $350,000 cash, 600,000 shares of Wagz Class C Common Stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.  The fair value of the non-cash consideration at April 30, 2019, is $600,000 for the 600,000 shares of Wagz common stock.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

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

For fiscal year 2018, the Company early adopted the guidance contained in Accounting Standards Update (ASU) No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  Beginning with the Company’s February 1, 2018 goodwill impairment testing, goodwill impairment is the amount by which the Company’s single reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill.  To estimate the fair value of the Company’s equity, the Company used both a market approach based on the guideline companies’ method, and an income approach based on a discounted cash flow analysis.  The value indicated by both methods was weighted to arrive at a concluded value.  The Company’s fiscal year 2018 assessment concluded that the carrying value of the Company’s equity was greater than the fair value of the Company by an amount greater than the recorded amount of the goodwill and the Company recognized a full goodwill impairment charge of $3,222,899.

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

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment in accordance with FASB AC 360: Property, Plant and Equipment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  In the fourth quarter of fiscal year 2018, the Company determined that the carrying value of the trade name intangible asset was not recoverable and recorded a fourth quarter charge of $690,107 for the entire carrying amount.  The Company’s analysis for fiscal year 2019 did not indicate that any of its other long-lived assets were impaired.

Settlement of Receivable, Related Sale of Assets and Investments

As more fully described in Note E – Related Parties, the Company has recorded an investment in Wagz, a privately held company whose equity does not have a readily determinable fair value.  As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2.  The balance at fiscal year ended April 30, 2018 was $600,000 which is recorded under other assets.  At April 30, 2019, the Company continued to recognize the fair value of the Wagz common stock at $600,000; it reduced the fair market of the Wagz inventory by $109,046 and it reserved as bad debt the Wagz total account receivable of $331,283.

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

Reclassifications

Certain reclassifications have been made to the previously reported 2018 financial statements to conform to the 2019 presentation.  There was no change to net income.

Revision of Previously Issued Financial Statements

During the quarter ended April 30, 2019, the Company identified mechanical errors in its calculation of borrowings and payments under its revolving line of credit presented in the consolidated statement of cash flows. The Company assessed the materiality of these errors considering both qualitative and quantitative factors and determined that for the year ended April 30, 2018, the three month periods ended July 31, 2018 and July 31, 2017,  the six month periods ended October 31, 2018 and October 31, 2017, and the nine month periods ended January 31, 2019 and January 31, 2018, the errors were immaterial. The Company decided to correct these immaterial errors as revisions to previously issued financial statements and will revise the Forms 10-Q when filed in succeeding periods of the next fiscal year.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revision of Previously Issued Financial Statements - Continued

The errors had no impact to total cash flows from financing activities, net loss or net loss per share, or the consolidated balance sheets or statements of operations or stockholders’ equity.

The effect of the revisions on the Company’s previously issued consolidated statements of cash flows for the year ended April 30, 2018 are as follows:

	Year Ended April 30, 2018
	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Advances on notes receivable	$(880,000)	$-	$(880,000)
Proceeds from the exercise of common stock options	96,017	-	96,017
Proceeds under equipment note	943,136	-	943,136
Payments of contingent consideration	(226,014)	-	(226,014)
Payments under capital lease and sale leaseback agreements	(2,144,866)	-	(2,144,866)
Payments under equipment note	(297,328)	-	(297,328)
Proceeds under building notes payable	7,000,000	-	7,000,000
Payments under building notes payable	(3,741,000)	-	(3,741,000)
Borrowings under revolving line of credit	15,912,446	319,032,107	334,944,553
Payments under revolving line of credit	(9,811,244)	(319,032,107)	(328,843,351)
Payments of financing fees	(174,418)	-	(174,418)
Net cash provided by financing activities	$6,676,729	$-	$6,676,729

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revision of Previously Issued Financial Statements - Continued

The effects of the revisions on the line items within the Company’s unaudited condensed consolidated statements of cash flows for the three month periods ended July 31, 2018 and 2017, six month periods ended October 31, 2018 and 2017, and nine month periods ended January 31, 2019 and 2018 are as follows:

	Three months Ended July 31, 2018			Three months Ended July 31, 2017
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Proceeds from the exercise of common stock options	$-	$-	$-	$25,542	$-	$25,542
Proceeds under equipment note	182,557	-	182,557	636,100	-	636,100
Payments of contingent consideration	(55,075)	-	(55,075)	(45,875)	-	(45,875)
Payments under capital lease and sale leaseback agreements	(643,290)	-	(643,290)	(442,472)	-	(442,472)
Payments under equipment note	(93,798)	-	(93,798)	(46,640)	-	(46,640)
Proceeds under building notes payable	-	-	-	-	-	-
Payments under building notes payable	(70,000)	-	(70,000)	(41,250)	-	(41,250)
Borrowings under revolving line of credit	5,100,005	77,379,006	82,479,011	2,676,851	85,564,315	88,241,166
Payments under revolving line of credit	(177,896)	(77,379,006)	(77,556,902)	(858,971)	(85,564,315)	(86,423,286)
Payments of financing fees	(11,100)	-	(11,100)	(14,631)	-	(14,631)
Net cash provided by financing activities	$4,231,403	$-	$4,231,403	$1,888,654	$-	$1,888,654

	Six months Ended October 31, 2018			Six months Ended October 31, 2017
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Advances on notes receivable	$-	$-	$-	$(315,000)	$-	$(315,000)
Proceeds from the exercise of common stock options	-	-	-	42,940	-	42,940
Proceeds under equipment note	182,557	-	182,557	943,136	-	943,136
Payments of contingent consideration	(55,075)	-	(55,075)	(112,151)	-	(112,151)
Payments under capital lease and sale leaseback agreements	(1,246,334)	-	(1,246,334)	(966,579)	-	(966,579)
Payments under equipment note	(196,723)	-	(196,723)	(125,085)	-	(125,085)
Proceeds under building notes payable	-	-	-	-	-	-
Payments under building notes payable	(140,000)	-	(140,000)	(82,500)	-	(82,500)
Borrowings under revolving line of credit	10,690,386	161,469,547	172,159,933	9,298,262	166,947,747	176,246,009
Payments under revolving line of credit	(3,785,780)	(161,469,547)	(165,255,327)	(3,675,691)	(166,947,747)	(170,623,438)
Payments of financing fees	(24,197)	-	(24,197)	(14,632)	-	(14,632)
Net cash provided by financing activities	$5,424,834	$-	$5,424,834	$4,992,700	$-	$4,992,700

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revision of Previously Issued Financial Statements - Continued

	Nine months Ended January 31, 2019			Nine months Ended January 31, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Advances on notes receivable	$-	$-	$-	$(630,000)	$-	$(630,000)
Proceeds from the exercise of common stock options	-	-	-	96,017	-	96,017
Proceeds under equipment note	182,557	-	182,557	943,136	-	943,136
Payments of contingent consideration	(156,881)	-	(156,881)	(175,269)	-	(175,269)
Payments under capital lease and sale leaseback agreements	(1,783,543)	-	(1,783,543)	(1,536,508)	-	(1,536,508)
Payments under equipment note	(299,648)	-	(299,648)	(203,531)	-	(203,531)
Proceeds under building notes payable	-	-	-	7,000,000	-	7,000,000
Payments under building notes payable	(210,000)	-	(210,000)	(3,671,000)	-	(3,671,000)
Borrowings under revolving line of credit	14,963,270	242,144,025	257,107,295	15,613,799	245,691,562	261,305,361
Payments under revolving line of credit	(5,856,146)	(242,144,025)	(248,000,171)	(7,345,462)	(245,691,562)	(253,037,024)
Payments of financing fees	(51,198)	-	(51,198)	(151,926)	-	(151,926)
Net cash provided by financing activities	$6,788,411	$-	$6,788,411	$9,939,256	$-	$9,939,256

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.”  The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer, and replaces most existing revenue recognition guidance in U.S. GAAP.  The Company adopted the ASU on May 1, 2018 using the modified retrospective transition method.  Under the modified retrospective transition method, the cumulative effect of applying ASC 606 to all contracts that are not completed as of the date of adoption is recorded as an adjustment to the opening balance of retained earnings (if applicable) while the comparative periods are not restated and continue to be reported under the accounting standards in effect for those periods.  The Company has determined that the amount of revenue from contracts with customers under the new revenue recognition standard is the same as under prior accounting standards.  Accordingly, the Company did not record an adjustment to the beginning balance of retained earnings as a result of adopting ASC 606.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This update is effective for annual periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted.

ASC 842 will be effective for the Company on May 1, 2019. There are a number of optional practical expedients made available to simplify the transition of the new standard. The Company has made the following elections:

•

to adopt the optional transition method defined within ASU 2018-11 and not restate comparative prior periods but instead recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption;

•	to elect the package of three practical expedients addressing whether a contract contains a lease, lease classification and initial direct costs;
•	to combine lease and non-lease components as a single component for all asset classes;
•	to use a portfolio approach to determine the incremental borrowing rate; and
•

to apply the short-term lease exception to leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

During fiscal year 2019, the Company made progress on implementing the new standard which included surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company evaluated key policy elections and considerations under the standard which the Company will utilize to develop an internal policy to address the new standard requirements. The Company continues to assess the impact on its accounting policies, internal control processes and related disclosures required under the new guidance, as well as its process to determine the actual amount of the required transition adjustment to reflect the balance of the right of use asset and lease liability. These conclusions may change as the Company continues to evaluate the new standard or if there are any changes in the Company’s lease portfolio. The Company does not currently believe that the standard will have a material impact on its results of operations or cash flows.

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

On May 1, 2018, the Company adopted the guidance contained in ASU 2016 -15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.”  The amendments in ASU 2016-15 are applied using a retrospective transition method to each period presented.  The Company has evaluated each of the eight specific issues addressed by ASU 2016-15.   During the fiscal year ended April 30, 2018, the Company received cash

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

settlement of insurance claims related to equipment damaged by a fire and including replacement of inventory and clean-up costs at one of its subsidiaries.  The Company has classified these receipts as cash flows from operating activities for the fiscal year ended April 30, 2018.  As a result of the adoption of this guidance in fiscal year 2019, the Company reclassified $251,395 of cash receipts related to this insurance settlement from cash flows from operations to cash flows from investing activities in its statements of cash flows for the fiscal year ended April 30, 2018.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company adopted this ASU in the first quarter of its fiscal year ending April 30, 2019 and it had no impact on its consolidated financial statements.

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2019	2018
Beginning Balance	$300,000	$100,000
Bad debt expense	331,283	200,000
Write-offs	-	-
	$631,283	$300,000

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2019	2018

Finished products	$20,682,669	$20,404,849
Work-in-process	3,037,810	2,075,465
Raw materials	63,203,068	65,652,411
	86,923,547	88,132,725
Less obsolescence reserve	1,343,972	1,202,932
	$85,579,575	$86,929,793

Changes in the Company’s inventory obsolescence reserve are as follows:

	2019	2018

Beginning balance	$1,202,932	$1,264,924
Provision for obsolescence	268,234	-
Write-offs	(127,194)	(61,992)
	$1,343,972	$1,202,932

NOTE E - RELATED PARTIES

In March, 2015, two of the Company’s executive officers invested in a start-up customer, Petzila, Inc. (“Petzila”).  The executive officers’ investments constituted less than 2% (individually and in aggregate) of the outstanding beneficial ownership of Petzila, according to information provided by Petzila to the executive officers.

On April 30, 2018, the Company foreclosed on its security interest and held a public sale of the assets in accordance with the requirements of Article 9 of the California Uniform Commercial Code.  The Company acquired all of the assets of Petzila as the winning bidder at the public sale by a credit bid of $3,500,000, the aggregate amount of Petzila’s liability to the company. Concurrent with the foreclosure sale, the Company entered into an Asset Purchase Agreement with Wagz, Inc. (Wagz) whereby the Company sold the assets to Wagz for $350,000 cash, 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.  The Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz. Accordingly, the Company recognized the fair value of the assets received from Wagz and derecognized the receivables from Petzila.  The fair value of the assets received from Wagz was approximately $950,000; therefore, the Company recognized a loss of approximately $2,509,423 in its consolidated statement of operations for the fiscal year ended April 30, 2018.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE F - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2019	2018

Land and buildings	$17,158,071	$17,072,098
Machinery and equipment	66,390,457	61,746,650
Office equipment and software	11,008,826	10,670,918
Leasehold improvements	2,733,372	2,673,100
Equipment under capital leases	10,164,067	12,417,034

	107,454,793	104,579,800

Less accumulated depreciation
and amortization, including
amortization of assets under
capital leases of $2,644,661
and $3,072,310 at April 30,
2019 and 2018, respectively	74,222,024	69,290,803

Property, machinery and
equipment, net
	$33,232,769	$35,288,997

Depreciation and amortization expense of property, machinery and equipment was $5,007,440 and $5,118,297  for the fiscal years ended April 30, 2019 and April 30, 2018, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE G - INTANGIBLE ASSETS

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2019 and April 30, 2018, as follows:

	April 30, 2019		April 30, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Spitfire:
Non-contractual customer relationship	4,690,000	1,977,255	4,690,000	1,609,670
Non-compete agreements	50,000	49,385	50,000	42,245
Total	$4,740,000	$2,026,640	$4,740,000	$1,651,915

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2032, for the remaining fiscal years is as follows:

For the fiscal years ending April 30:
	2020	$362,410
	2021	354,203
	2022	346,582
	2023	339,128
	2024	331,842
	Thereafter	979,195
		$2,713,360

Amortization expense was $374,725 and $435,043 for the years ended April 30, 2019 and April 30, 2018, respectively.

In conjunction with the May 2012 acquisition of Spitfire Control, Inc., an estimate of the fair value of the contingent consideration, $2,320,000, was recorded based on expected operating results through fiscal year 2019 and the specific terms of when such consideration would be earned.  Those terms provided for additional consideration to be paid based on a percentage of sales and pre-tax profits over those years in excess of certain minimums.  Payments were made quarterly each year and adjusted after each year-end audit.  The Company adjusted the estimated remaining payments expected to be paid under the agreement, which resulted in an increase of $40,324 for the fiscal year ended April 30, 2019.  Any change in the Company’s estimate is reflected as a change in the contingent consideration liability and as additional charges or credits to selling and administrative expenses.  This was measured and reported as a level 3 fair value at each period end.  The Company made payments totaling $196,247 and $226,014 for the fiscal years ended April 30, 2019 and April 30, 2018, respectively.  As of April 30, 2019, the contingent consideration liability was $57,537 compared to $213,460 at April 30, 2018.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE H - LONG-TERM DEBT

Debt and capital lease obligations consisted of the following at April 30, 2019 and April 30, 2018:

	2019	2018

Debt:
Notes Payable - Banks	$35,727,212	$29,279,631
Notes Payable - Buildings	6,650,000	6,930,000
Notes Payable - Equipment	1,328,753	1,548,770
Unamortized deferred financing costs	(303,310)	(319,332)
Total debt	43,402,655	37,439,069
Less current maturities	691,701	655,190
Long-term debt	$42,710,954	$36,783,879

Capital lease and sale leaseback obligations	$4,802,158	$6,618,384
Less current maturities	1,939,374	2,320,538
Total capital lease obligations, less current portion	$2,862,784	$4,297,846

Notes Payable - Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 4.09% at April 30, 2019).  Interest is due monthly.  Under the senior secured credit facility, the Company may borrow up to the lesser of (i) $35,000,000 or (ii) an amount equal to a percentage of the eligible accounts receivable plus a percentage of the eligible inventory (the “Borrowing Base”).

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving line of credit under the senior secured credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $10,500,000 on raw materials, $10,000,000 on finished goods and $28,000,000 on all eligible inventory.

On December 13, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment provides an exception to otherwise ineligible foreign receivables for up to $3,000,000 of receivables paid by certain enumerated account debtors outside of the U.S. and Canada.

On March 22, 2019, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 95% of the Company’s Revolving Line Cap until August 1, 2019 and 90% on and after August 1, 2019.  As of April 30, 2019, there was $35,727,212 outstanding and $6,645,730 of unused availability under the U.S. Bank facility compared to an outstanding balance of $29,279,631 and $5,720,369 of unused availability at April 30, 2018.  At April 30, 2019, the Company was in compliance with its financial covenant and other restrictive

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE H - LONG-TERM DEBT - Continued

Notes Payable – Banks - Continued

covenants under the credit facility.  Deferred financing costs of $75,083 were capitalized during the fiscal year ended April 30, 2019, which are amortized over the term of the agreement.  As of April 30, 2019 and April 30, 2018, the unamortized amount offset against outstanding debt was $209,162 and $192,502, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $743,000 as of April 30, 2019, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at April 30, 2019.

The Company is in compliance with its financial covenant and other restrictive covenants and anticipates that its credit facilities, expected future cash flows from operations and leasing resources are adequate to meet its working capital requirements, and fund capital expenditures for the next 12 months.  In addition, if customers delay orders, future payments are not made timely, the Company desires to expand its operations, its business grows more rapidly than expected, or the current economic climate deteriorates, additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist

Notes Payable - Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2019, the unamortized amount included as a reduction to long-term debt was $49,852.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,940,000 and $5,148,000 at April, 30 2019 and April 30, 2018, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2019 the unamortized amount included as a reduction to long-term debt was $44,006.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,710,000 and $1,782,000 at April, 30 2019 and April 30, 2018, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE H - LONG-TERM DEBT - Continued

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements extend to November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

Annual maturities of the Company’s debt, net of deferred financing fees for each of the next five years and thereafter, as of April 30, 2019, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2020	$-	$280,000	$411,701	$691,701
2021	-	280,000	411,701	691,701
2022	35,727,212	5,786,689	381,852	41,895,753
2023	-	-	114,372	114,372
2024	-	-	9,128	9,128
	$35,727,212	$6,346,689	$1,328,754	$43,402,655

Capital Lease and Sale Leaseback Obligations

The Company enters into various capital lease and sales leaseback agreements.  The terms of the lease agreements mature through January 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 8.00%.

Annual future minimum obligations under capital leases and sale leaseback agreements for each of the next five fiscal years and thereafter, as of April 30, 2019, are as follows:

Fiscal Year	Total

2020	$2,215,849
2021	1,792,747
2022	1,049,198
2023	133,819
2024	-
Total minimum lease payments	5,191,613
Less: Amounts representing interest	389,455
Present value of net minimum lease payments	$4,802,158

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE H - LONG-TERM DEBT - Continued

Other Long-Term Liabilities

As of April 30, 2019 and April 30, 2018, the Company had recorded $1,155,907 and $1,130,557, respectively, for seniority premiums and $1,067,686 and $1,052,082, respectively, for retirement accounts related to benefits for employees of the Company’s foreign subsidiaries.

NOTE I - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2019	2018

Interest	$171,551	$121,845
Commissions	176,135	187,936
Professional fees	351,575	322,377
Other - Purchases	183,148	156,634
Other	1,527,902	2,142,000

	$2,410,311	$2,930,792

Accrued wages consist of the following at April 30:

	2019	2018

Domestic wages	$2,030,155	$1,945,142
Bonuses	194,354	467,306
Foreign wages	2,455,890	1,318,307

	$4,680,399	$3,730,755

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE J - INCOME TAX

U.S. and foreign income (loss) before income tax expense (benefit) for the fiscal years ended April 30 are as follows:

	2019	2018

Domestic	$2,400,998	$(5,906,596)
Foreign	(1,534,697)	1,604,274

	$866,301	$(4,302,322)

Income Tax Provision

The income tax expense (benefit) for the fiscal years ended April 30 consists of the following:

	2019	2018

Current
Federal	$285,351	$433,291
State	27,577	28,296
Foreign	531,245	712,846
Total Current	844,173	1,174,433

Deferred
Federal	458,572	(1,551,921)
State	134,287	(240,647)
Foreign	294,383	(442,317)
Total Deferred	887,242	(2,234,885)

Income tax	$1,731,415	$(1,060,452)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE J - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax expense (benefit) and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the fiscal years ended April 30 are as follows:

	2019	2018

U.S Federal Provision:
At statutory rate	$181,922	$(1,325,872)
State taxes	127,245	(151,508)
Foreign tax differential	75,990	60,302
Impact of state tax rate change	626	3,670
Foreign valuation allowance	1,216,504	-
Impact of foreign permanent items	62,544	23,106
Tax law changes	-	581,222
Foreign currency exchange gain/loss	156,119	(172,062)
Foreign inflation adjustment	(96,749)	(129,227)
Stock based compensation	7,214	49,917

Provision for income taxes	$1,731,415	$(1,060,452)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2019	2018

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$1,196,341	$730,561
Foreign tax credit	78,100	78,100
Reserves and accruals	657,471	598,364
Stock based compensation	360,065	314,221
Inventory	962,525	869,471
Other intangibles	778,744	834,512
Deferred rent	83,233	114,171
Allowance for doubtful accounts	162,492	76,500
Other DTA	12,717	-
Federal benefit of state	5,822	-
Total Gross Deferred Tax Assets	4,297,510	3,615,900
Less: Valuation allowance	(1,294,605)	(78,100)

Net Deferred Tax Assets	$3,002,905	$3,537,800

Deferred Tax Liabilities
Other assets	$-	$(3,485)
Property, machinery & equipment	(2,615,868)	(2,198,332)
Prepaids	(164,598)	(203,924)
Federal benefit of state	-	(22,378)
Total Deferred Tax Liabilities	$(2,780,466)	$(2,428,119)

Deferred Tax Asset	$384,022	$1,109,681
Deferred Tax Liability	(161,583)	-
Net Deferred Tax Asset (Liability)	$222,439	$1,109,681

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

April 30, 2019 and 2018

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates for certain effects of the Tax Act and recorded provisional amounts in its financial statements as of April 30, 2018.  The Company completed its accounting for the tax effects of the Tax Act in fiscal year 2019 with no material changes to the provisional estimates recorded in prior periods.

As of April 30, 2019, the Company does not have a net operating loss carryforward for federal income tax purposes.  The Company has state net operating loss carry-forwards totaling approximately $51,000 at April 30, 2019, that will begin to expire in fiscal year April 30, 2025.   The Company has foreign net operating loss carryforwards of $5,149,000 as of April 30, 2019, which will begin to expire in 2023.  The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. With the exception of its foreign tax credits and foreign net operating losses described below, the Company determined it is more likely than not that it will realize its deferred tax assets due to the reversal of deferred tax liabilities and forecast of future earnings. The Company has established a valuation allowance of $78,100 related to its foreign tax credit carry-forward. The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period is insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized. The Company has also established a valuation allowance of $1,216,505 on its net operating loss carryforwards and other deferred tax assets at one of its Chinese subsidiaries and its Vietnam subsidiaries. Based on historical losses and forecasted future earnings the Company has determined that the tax benefit from such assets are not more likely than not to be realized.

As a result of the Tax Act, the historic undistributed earnings of the Company’s foreign subsidiaries will be taxed in the U.S. via the one-time repatriation tax in fiscal year 2018. As a result of this transition tax, the Company may repatriate its cash and cash equivalents held by its foreign subsidiaries without such funds being subject to further U.S. income tax liability. Certain unrepatriated foreign earnings remain subject to local country withholding taxes upon repatriation.  The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings of $9,141,000 as of April 30, 2019, from its foreign subsidiaries.

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns.  For the fiscal years ended April 30, 2019 and April 30, 2018, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0 for each year.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and miscellaneous selling, general and administrative expense, respectively, in the consolidated statements of operations.  For the fiscal years ended April 30, 2019 and April 30, 2018, the amount included in the Company’s balance sheet for such liabilities was $0 for each year.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE J - INCOME TAX - Continued

Other - Continued

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2015.  The Internal Revenue Service previously concluded an audit of the Company’s fiscal year 2013 tax return, and a no change letter was issued.

NOTE K - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees.  The Company may elect to match participant contributions up to $300 per participant annually.  The Company contributed $96,086 and $90,744 to the plans during the fiscal years ended April 30, 2019 and April 30, 2018, respectively.  The Company incurred total expenses of $11,750 and $12,700 for the fiscal years ended April 30, 2019 and April 30, 2018, respectively, relating to costs associated with the administration of the plans.

NOTE L - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.  For the fiscal year ended April 30, 2019, two customers accounted for 15.9% and 15.8% of net sales of the Company, and 3.9% and 11.5%, respectively, of accounts receivable at April 30, 2019.  For the fiscal year ended April 30, 2018, two customers accounted for 20.2% and 13.3% of net sales of the Company and 6.0% and 2.9%, respectively, of accounts receivable at April 30, 2018.  Further, the Company has $661,115 in cash in China as of April 30, 2019.  Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits under certain circumstances.  Funds above this amount are not insured by a guaranteed deposit insurance system.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE M - OPERATING LEASE COMMITMENTS

The Company leases certain facilities and office space under various operating leases expiring at various dates through April 2024.

Future minimum lease payments under leases with terms of one year or more are as follows:

Operating
Years ending April 30,	Leases

2020	$1,808,984
2021	1,387,697
2022	757,738
2023	736,385
2024	42,000

Total future minimum lease payments	$4,732,804

Rent expense incurred under operating leases was $2,427,658 and $2,391,328 for the fiscal years ended April 30, 2019 and April 30, 2018, respectively.

In September 2010, the Company entered into a real estate lease agreement in Union City, California, to rent approximately 117,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which extends through March 2021.  The amount of the deferred rent income recorded for fiscal years ended April 30, 2019 and April 30, 2018 was $128,505 and $103,599, respectively.  In addition, the landlord provided the Company tenant incentives of $418,000, which are being amortized over the life of the lease.  The balance of deferred rent at April 30, 2019, was $318,568 compared to $447,073 at April 30, 2018.

On May 31, 2012, the Company entered into a lease agreement in Tijuana, Mexico, to rent approximately 112,000 square feet of manufacturing and office space.  Under the terms of the lease agreement, the Company receives incentives over the life of the lease, which expired in November 2018.  The amount of the deferred rent income for the fiscal years ended April 30, 2019 and April 30, 2018 was $85,527 and $139,437, respectively.  The balance of deferred rent at April 30, 2019, was $0 compared to $85,527 at April 30, 2018.

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire shares of common stock.  All Option Plans have been approved by the Company’s shareholders.  At April 30, 2019, the Company does not have shares available for future issuance to employees under the employee plans and none are available under the non-employee director plans.  The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors.  The maximum term of options granted under the Option Plans is generally 10 years.  Options granted under the Option Plans are either incentive stock options or nonqualified options.  Each option under the Option Plans is exercisable for one share of stock.  Options forfeited under the Option Plans are available for reissuance.  Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS - Continued

The Company granted 117,914 options to employees in fiscal year 2019.  The Company recognized approximately $166,612  in compensation expense in fiscal year 2019.  The balance of unrecognized compensation expense was $0 at April 30, 2019.

In October 2017, the Company issued 12,500 shares of restricted stock pursuant to the 2013 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2018.  In October 2018, the Company issued 12,500 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2019.  The Company recognized $176,000 in compensation expense in fiscal year 2019.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $0 at April 30, 2019.

The table below summarizes option activity through April 30, 2019:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2017	366,763	5.85	269,863
Options exercised during 2018	(19,445)	4.94
Outstanding at April 30, 2018	347,318	5.90	347,318
Options granted during 2019	117,914	3.20
Outstanding at April 30, 2019	465,232	$5.22	465,232

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options.  During the fiscal years ended April 30, 2019 and April 30, 2018, the aggregate intrinsic value of options exercised was $0 and $35,820, respectively.  As of April 30, 2019 and April 30, 2018, the aggregate intrinsic value of the options outstanding was $0 and $305,396, respectively.

Information with respect to stock options outstanding and exercisable at April 30, 2019 follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2019	contract life	exercise price
Range of exercise prices

$ 3.20-6.45	465,232	6.68 years	$5.22

	465,232		$5.22

As of April 30, 2019, there were no non-vested stock options.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2019:

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter

Net sales	$71,414,057	$77,001,091	$68,852,050	$73,286,753

Gross profit	5,789,056	6,694,085	5,529,120	8,329,508

(Loss) income before income	(723,613)	402,051	(601,133)	1,788,996
taxes (1)

Net (loss) income (2)	(526,607)	(723,941)	(595,526)	980,960

(Loss) earnings per share	$(0.12)	$(0.18)	$(0.14)	$0.23
Basic

(Loss) earnings per share	$(0.12)	$(0.17)	$(0.14)	$0.23
Diluted

Weighted average shares- Basic	4,223,657	4,230,008	4,230,008	4,230,766

Weighted average shares- Diluted	4,223,657	4,230,008	4,230,008	4,233,266

1.)

The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2019 physical inventory results were completed resulting in an increase in income before income taxes of approximately $1,900,000.

The aggregate after-tax effect for the above adjustments in the fourth quarter of fiscal year 2019 was an increase to basic earnings per share of $0.25.

2.)

The Company recorded a discrete expense of approximately $457,000 during the second quarter related to a valuation allowance recorded on Net Operating Loss carryforwards at two of its foreign subsidiaries.

The aggregate after-tax effect for the above adjustments in the second quarter of fiscal year 2019 was an increase to basic earnings per share of $0.19.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

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

1.)

The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2018 physical inventory results were completed resulting in an increase in income before income taxes of approximately $1,500,000.

2.)

The Company recognized a full goodwill impairment charge of $3,222,899, an impairment of intangible assets in the amount of $690,107 and the write off of the account receivable and note receivable related to Petzila in the amount of $2,509,423.

The aggregate after-tax effect for the above adjustments in the fourth quarter of fiscal year 2018 was a decrease to basic earnings (loss) per share of $0.55.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2019 and 2018

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