Form 10-Q
period 2019-07-31
SIGMATRON INTERNATIONAL INC
filed 2019-09-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 10, 2019:  4,242,508

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	July 31,
	2019	April 30,
	(Unaudited)	2019

Current assets:
Cash and cash equivalents	$1,487,730	$1,005,810

Accounts receivable, less allowance for doubtful accounts of
$631,283 at July 31, 2019 and April 30, 2019	31,929,092	31,441,381
Inventories, net	74,255,011	85,579,575
Prepaid expenses and other assets	2,426,259	2,436,894
Refundable and prepaid income taxes	1,144,693	1,339,739
Other receivables	1,875,358	1,741,890

Total current assets	113,118,143	123,545,289

Property, machinery and equipment, net	32,681,869	33,232,769

Intangible assets, net	2,621,940	2,713,360
Deferred income taxes	384,022	384,022
Other assets	6,982,585	1,589,325

Total other long-term assets	9,988,547	4,686,707

Total assets	$155,788,559	$161,464,765

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$36,240,995	$45,627,014
Accrued wages	5,192,603	4,680,399
Accrued expenses	2,722,534	2,410,311
Income taxes payable	41,831	60,921
Current portion of long-term debt	691,701	691,701
Current portion of finance lease obligations	1,821,341	1,939,374
Current portion of operating lease obligations	2,049,962	-
Contingent consideration	-	57,537
Current portion of deferred rent	-	139,509

Total current liabilities	48,760,967	55,606,766

Long-term debt, less current portion	40,503,158	42,710,954
Income taxes payable	452,619	500,263
Finance lease obligations, less current portion	2,368,517	2,862,784
Operating lease obligations, less current portion	3,692,295	-
Deferred rent, less current portion	-	179,059
Other long-term liabilities	1,191,665	1,155,907
Deferred income taxes	170,869	161,583

Total long-term liabilities	48,379,123	47,570,550

Total liabilities	97,140,090	103,177,316

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,242,508 and 4,240,008 shares issued and
outstanding at July 31, 2019 and April 30, 2019, respectively	42,146	42,146
Capital in excess of par value	23,474,379	23,474,379
Retained earnings	35,131,944	34,770,924

Total stockholders' equity	58,648,469	58,287,449

Total liabilities and stockholders' equity	$155,788,559	$161,464,765

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2019	2018
	(Unaudited)	(Unaudited)

Net sales	$74,009,981	$71,414,057
Cost of products sold	67,049,649	65,625,001

Gross profit	6,960,332	5,789,056

Selling and administrative expenses	5,827,326	5,934,116

Operating income (loss)	1,133,006	(145,060)

Other (income) expense	(66,362)	25,063
Interest expense	591,228	553,490
Income (loss) before income tax expense	608,140	(723,613)

Income tax expense (benefit)	247,115	(197,006)

Net income (loss)	$361,025	$(526,607)

Earnings (loss) per share – basic	$0.09	$(0.12)

Earnings (loss) per share – diluted	$0.09	$(0.12)

Weighted average shares of common stock outstanding
Basic	4,241,883	4,223,657

Weighted average shares of common stock outstanding
Diluted	4,241,883	4,223,657

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the three months ended July 31, 2019
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at April 30, 2019	$-	$42,146	$23,474,379	$34,770,924	$58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Net income	-	-	-	361,025	361,025

Balance at July 31, 2019	$-	$42,146	$23,474,379	$35,131,944	$58,648,469

	For the three months ended July 31, 2018
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at April 30, 2018	$-	$41,896	$23,132,017	$35,636,038	$58,809,951

Net loss	-	-	-	(526,607)	(526,607)

Balance at July 31, 2018	$-	$41,896	$23,132,017	$35,109,431	$58,283,344

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2019	2018 (As Revised)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$361,025	$(526,607)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,235,516	1,267,528
Amortization of right-of-use operating leased assets	532,418	-
Deferred income tax expense (benefit)	9,286	(251,158)
Amortization of intangible assets	91,420	94,105
Amortization of financing fees	26,614	20,704
Fair value adjustment of contingent consideration	-	17,529
Loss from disposal or sale of machinery and equipment	51	34

Changes in operating assets and liabilities
Accounts receivable	(487,711)	(4,522,665)
Inventories	11,324,564	(1,083,002)
Prepaid expenses and other assets	57,808	263,923
Refundable and prepaid income taxes	195,046	(86,267)
Income taxes payable	(66,734)	(43,281)
Trade accounts payable	(9,386,019)	1,422,738
Deferred rent	-	(68,242)
Operating lease liabilities	(586,079)	-
Accrued expenses and wages	763,629	53,565

Net cash provided by (used in) operating activities	4,070,834	(3,441,096)

Cash flows from investing activities
Purchases of machinery and equipment	(684,667)	(706,808)

Net cash used in investing activities	(684,667)	(706,808)

Cash flows from financing activities
Proceeds under equipment notes	-	182,557
Payments of contingent consideration	(57,537)	(55,075)
Payments under finance lease and sale leaseback agreements	(612,300)	(643,290)
Payments under equipment notes	(102,925)	(93,798)
Payments under building notes payable	(70,000)	(70,000)
Borrowings under revolving line of credit	82,796,750	82,479,011
Payments under revolving line of credit	(84,852,276)	(77,556,902)
Payments of debt financing costs	(5,959)	(11,100)

Net cash (used in) provided by financing activities	(2,904,247)	4,231,403

Change in cash and cash equivalents	481,920	83,499
Cash and cash equivalents at beginning of period	1,005,810	1,721,599

Cash and cash equivalents at end of period	$1,487,730	$1,805,098

Supplementary disclosures of cash flow information
Cash paid for interest	$564,188	$504,897
Cash paid for income taxes	162,276	160,239
Financing of insurance policy	96,556	67,675

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note B - Basis of Presentation

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2019 is not necessarily indicative of the results that may be expected for the year ending April 30, 2020.  The condensed consolidated balance sheet at April 30, 2019, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019.

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2019	2019

Finished products	$22,414,687	$20,682,669
Work-in-process	2,955,440	3,037,810
Raw materials	50,192,856	63,203,068
	75,562,983	86,923,547
Less excess and obsolescence reserve	(1,307,972)	(1,343,972)
	$74,255,011	$85,579,575

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	July 31,
	2019	2018

Net income (loss)	$361,025	$(526,607)
Weighted-average shares
Basic	4,241,883	4,223,657
Effect of dilutive stock options	-	-

Diluted	4,241,883	4,223,657

Basic earnings (loss) per share	$0.09	$(0.12)

Diluted earnings (loss) per share	$0.09	$(0.12)

Options to purchase 465,232 and 347,318 shares of common stock were outstanding at July 31, 2019 and 2018, respectively.  There were no options granted during the three month periods ended July 31, 2019 and 2018, respectively.  There was no stock option expense recognized for the three month periods ended July 31, 2019 and 2018, respectively.  There was no balance of unrecognized compensation expense related to the Company’s stock option plans at July 31, 2019 and 2018.  For the three month period ended July 31, 2019 and 2018, 424,484 and 0 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019

Debt:
Notes Payable - Banks	$33,671,686	$35,727,212
Notes Payable - Buildings	6,580,000	6,650,000
Notes Payable - Equipment	1,225,828	1,328,753
Unamortized deferred financing costs	(282,655)	(303,310)
Total debt	41,194,859	43,402,655
Less current maturities	691,701	691,701
Long-term debt	$40,503,158	$42,710,954

Finance lease and sale leaseback obligations	$4,189,858	$4,802,158
Less current maturities	1,821,341	1,939,374
Total finance lease obligations, less current portion	$2,368,517	$2,862,784

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.81% at July 31, 2019).  Interest is due monthly.

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving line of credit under the senior secured credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if (i) the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and (ii) the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $10,500,000 on raw materials, $10,000,000 on finished goods and $28,000,000 on all eligible inventory.

On December 13, 2018, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment provides an exception to otherwise ineligible foreign receivables for up to $3,000,000 of receivables paid by certain enumerated account debtors outside of the U.S. and Canada.

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

On March 22, 2019, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 95% of the Company’s Revolving Line Cap until August 1, 2019 and 90% on and after August 1, 2019.

On August 26, 2019, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 95% of the Company’s Revolving Line Cap until February 26, 2020 and 90% on and after February 26, 2020.

As of July 31, 2019, there was $33,671,686 outstanding and $8,993,594 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  At July 31, 2019, the Company was in compliance with its financial covenant and other restrictive covenants under the credit facility.  Deferred financing costs of $5,959 were capitalized during the three month period ended July  31, 2019, which are amortized over the term of the agreement.  As of July  31, 2019 and April 30, 2019, the unamortized amount offset against outstanding debt was $196,675 and $209,162, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $726,000 as of July  31, 2019, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at July  31, 2019 and April 30, 2019.

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

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

of July 31, 2019 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $45,746 and $49,852, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,888,000 and $4,940,000 at July, 31 2019 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2019 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $40,234 and $44,006, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,692,000 and $1,710,000 at July, 31 2019 and April 30, 2019, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements extend to November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of July  31, 2019, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2020	$-	$210,000	$308,775	$518,775
2021	-	280,000	411,701	691,701
2022	33,475,011	6,004,020	381,852	39,860,883
2023	-	-	114,372	114,372
2024	-	-	9,128	9,128
	$33,475,011	$6,494,020	$1,225,828	$41,194,859

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through January 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 8.00%.

Note F - Income Tax

The income tax expense was $247,115 for the three month period ended July 31, 2019 compared to an income tax benefit of $197,006 for the same period in the prior fiscal year.  The Company’s effective tax rate was 40.63% and 27.22% for the quarters ended July 31, 2019 and 2018, respectively.  The increase in income tax expense for the three month period ended July 31, 2019 compared to the benefit recognized for the same period in the previous year is due to operating income recognized in the current period as opposed to a loss recognized in the same period in the previous year. The increase in effective tax rate is due primarily to the operating loss recognized in China and Vietnam in the current period for which no tax benefit is recorded due to a full valuation allowance.

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

July 31, 2019

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

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended July 31,	Three Months Ended July 31,
Net trade sales by end-market	2019	2018
Industrial Electronics	42,848,712	38,135,102
Consumer Electronics	26,659,187	29,200,913
Medical / Life Sciences	4,502,082	4,078,042
Total Net Trade Sales	74,009,981	71,414,057

During the three month period ending July 31, 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at July 31, 2019.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of July 31, 2019, with an expected duration of greater than one year.

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

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.    The Company’s valuation allowance was $1,349,098 and $1,294,605 as of July 31, 2019 and April 30, 2019, respectively.

Revisions - Previously reported cash flows from financing activities for the three-month period ended July 31, 2018 have been revised to reflect the classification of payments and borrowings under the Company’s revolving line of credit presented in the condensed consolidated statement of cash flows. The revision had no impact to total cash flows from financing activities, net loss or net loss per share, or the condensed consolidated balance sheets or statements of operations or stockholders’ equity. See Note B, “Summary of Significant Accounting Policies” in the Company’s 2019 10-K for additional information on these revisions.

New Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, as amended, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease.

Effective May 1, 2019, the Company adopted the new standard under the modified retrospective approach, applying the current-period adjustment method.  Under the transition guidance of the modified retrospective approach there are a number of optional practical expedients made available to simplify the transition of the new standard. The Company has elected the following:

•

The condensed consolidated balance sheets for reporting periods beginning on or after May 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840, Leases. The Company recognized a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption of $5.

•

The Company has elected to utilize the package of practical expedients permitted under the transition guidance in the standard, which allowed the Company to not reassess (i) whether any expired or existing contracts contain leases, (ii) historical lease classification, and (iii) initial direct costs.

•	The Company has elected to combine lease and non-lease components as a single component for all asset classes.
•	The Company has elected to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are or contain a lease under this Topic.
•	The Company has elected to keep leases with an initial term of 12 months or less off of the balance sheet.

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

Upon adoption, the Company recorded Right-of-use ("ROU") assets and lease liabilities relating to operating leases of $6,017,771 and $6,290,289, respectively. The changes did not have a material impact on our results of operations or cash flows. The discount rates used to calculate the ROU assets and lease liabilities as of the effective date were based on the remaining lease terms as of the effective date. See Note J - Leases, for the impact on the financial statements and related disclosures from the adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.  This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this ASU may have on its consolidated financial statements.

Note I - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer, Petzila, Inc. (“Petzila”).  The executive officers’ investments constituted less than 2% (individually and in aggregate) of the outstanding beneficial ownership of Petzila, according to information provided by Petzila to the executive officers.

On April 30, 2018, the Company foreclosed on its security interest and held a public sale of the assets in accordance with the requirements of Article 9 of the California Uniform Commercial Code.  The Company acquired all of the assets of Petzila as the winning bidder at the public sale by a credit bid of $3,500,000, the aggregate amount of Petzila’s liability to the company. Concurrent with the foreclosure sale, the Company entered into an Asset Purchase Agreement with Wagz, Inc. (“Wagz”), “an unrelated party,” whereby the Company sold the assets to Wagz for $350,000 cash, 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.

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

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J - Leases

The Company leases office and storage space, vehicles and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years.  At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease.  The Company follows the guidance in Topic 842 to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if the Company has the right to direct the use of the underlying asset.  When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset.  When determining if the Company has the right to direct the use of an underlying asset, the Company considers if they have the right to direct how and for what purpose the asset is used throughout the period of use and if they control the decision-making rights over the asset.

The Company’s lease terms may include options to extend or terminate the lease.  The Company exercises judgment to determine the term of those leases when extension or termination options are present and include such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

The Company has elected to include both lease and non-lease components in the determination of lease payments. Payments made to a lessor for items such as taxes, insurance, common area maintenance, or other costs commonly referred to as executory costs, are also included in lease payments if they are fixed. The fixed portion of these payments are included in the calculation of the lease liability, while any variable portion would be recognized as variable lease expenses, when incurred. Variable payments made to third parties for these, or similar costs, such as utilities, are not included in the calculation of lease payments.

At commencement, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company exercises judgment in determining the incremental borrowing rate based on the information available at when the lease commences to measure the present value of future payments.

Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease cost includes amortization, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method.

Operating leases are included in other assets, current operating lease obligations, and operating lease obligations (less current portion) on the Company’s consolidated balance sheet. Finance leases are included in property, plant and equipment and current and long-term portion of finance lease obligations on the Company’s consolidated balance sheet. Short term leases with an initial term of 12 months or less are not presented on the balance sheet with expense recognized as incurred.

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J - Leases - Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		July 31,
	Classification	2019
Operating Leases:
Right-of-use Assets	Other assets	$5,485,353
Operating lease current liabilities	Current portion of operating lease obligations	2,049,962
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	3,692,295
Finance Leases:
Right-of-use Assets	Property, plant and equipment	10,506,242
Finance lease current liabilities	Current portion of finance lease obligations	1,821,341
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,368,517

The components of lease expense for the three month period ended July 31, 2019, are as follows:

		Three Months
		Ended
		July 31,
	Classification	2019
Operating Leases:
Operating lease cost	Operating expenses	594,494
Variable lease cost	Operating expenses	73,897
Short term lease cost	Operating expenses	1,350
Finance Leases:
Amortization of right-of-use assets	Operating expenses	347,375
Interest expense	Interest expense	67,786
Total		1,084,902

The weighted average lease term and discount rates are as follows:

July 31,
2019
Operating Leases:
Weighted average remaining lease term (months)	41.10
Weighted average discount rate	3.8%
Finance Leases:
Weighted average remaining lease term (months)	28.63
Weighted average discount rate	5.9%

SigmaTron International, Inc.

July 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J - Leases - Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Finance Leases	Operating Leases
For the remaining 9 months of the fiscal year ending April 30:
2020	$1,535,763	$1,847,153
For the fiscal years ending April 30:
2021	1,792,747	2,243,547
2022	1,049,198	1,289,278
2023	133,819	1,136,290
2024	-	698,778
Thereafter	-	180,288
Total undiscounted lease payments	4,511,527	7,395,334
Present value discount, less interest	321,669	1,653,077
Lease liability	$4,189,858	$5,742,257

Supplemental disclosures of cash flow information related to leases are as follows:

Three Months
Ended
July 31,
Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	67,786
Operating cash flows from operating leases	62,155
Financing cash flows from finance leases	612,300
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	-
Right-of-use assets obtained in exchange for operating lease liabilities	-

SigmaTron International, Inc.

July 31, 2019

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

July 31, 2019

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three month periods ended July 31, 2019 and July 31, 2018, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company reported profitable results for its first quarter of fiscal year 2020.  This follows its profitable fourth quarter of fiscal year 2019. The Company’s positive financial results are primarily driven by an increased revenue level combined with improved pricing and productivity.  Based on the Company’s current backlog, it expects this trend to continue going into the second quarter of fiscal year 2020.  However, uncertainty and volatility continue in the Company’s industry.  While there are many factors driving this uncertainty, the trade wars remain the primary factor and the trade war with China the primary driver.  The Company continues to closely manage inventory levels with a focus on accuracy of customers’ forecasts and lead-times for components. The Company’s projection for current customer sales remains positive which it believes will result in continued growth.  Additionally, the Company is launching products with new customers during its second quarter. All of these are positive developments.  However, conditions can change quickly and currently are difficult to forecast.

SigmaTron International, Inc.

July 31, 2019

Issues remain in the component marketplace, including component availability, lead times, deliveries and price increases, but they are fewer and farther between. In fact, for some component classes lead times have shortened.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2019	2018
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	90.6	91.9
Selling and administrative expenses	7.9	8.3
Total operating expenses	98.5	100.2
Operating income (loss)	1.5%	(0.2%)

Net Sales

Net sales increased for the three month period ended July 31, 2019, to $74,009,981 from $71,414,057 for the three month period ended July 31, 2018.  The Company’s sales increased for the three month period ended July 31, 2019, as compared to the prior year in the industrial electronics and medical/life science marketplaces.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the consumer electronics marketplace.  Revenues started an upward trend during the first quarter of fiscal year 2020.

Gross Profit

Gross profit dollars increased during the three month period ended July 31, 2019, to $6,960,332 or 9.4% of net sales compared to $5,789,056 or 8.1% of net sales for the same period in the prior fiscal year.    The increase in gross profit for the three month period ended July 31, 2019, was primarily the result of increased sales in the majority of the marketplaces the Company serves compared to the same period in the prior year.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,827,326 or 7.9% of net sales for the three month period ended July 31, 2019, compared to $5,934,116 or 8.3% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended July 31, 2019, was attributable to sales salaries, financing fees and legal professional fees.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general insurance, accounting professional fees and bonus expense.

SigmaTron International, Inc.

July 31, 2019

Interest Expense

Interest expense increased to $591,228 for the three month period ended July 31, 2019, compared to $553,490 for the same period in the prior fiscal year.  The increase in interest expense for the three month period ended July 31, 2019, was due to higher interest rates compared to the same period in the prior year.  Interest expense for future quarters may fluctuate depending on interest rates and borrowings levels.

Income Tax Expense

The income tax expense was $247,115 for the three month period ended July 31, 2019, compared to an income tax benefit of $197,006 for the same period in the prior fiscal year.  The Company’s effective tax rate was 40.63% and 27.22% for the quarters ended July 31, 2019 and 2018, respectively.  The increase in income tax expense for the three month period ended July 31, 2019, compared to the benefit recognized for the same period in the previous year is due to operating income recognized in the current period as opposed to a loss recognized in the same period in the previous year. The increase in effective tax rate is due primarily to the operating loss recognized in Vietnam in the current period for which no tax benefit is recorded due to a full valuation allowance.

Net Income

Net income increased to $361,025 for the three month period ended July 31, 2019, compared to net loss of $526,607 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the first quarter of fiscal year 2020 were $0.09, compared to basic and diluted loss per share of $0.12 for the same period in the prior fiscal year.  The increase in net income and earnings per share are due to the results of operations described above, mainly from an increase in gross profit.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $4,070,834 for the three months ended July 31, 2019.  During the first three months of fiscal year 2020, cash flow provided by operating activities was primarily the result of net income, a  decrease in inventory of $11,324,564 and an increase in accrued expenses and wages.   The decrease in inventory is primarily the result of increased sales and the implementation of an inventory reduction program.  Cash flow provided by operating activities was partially offset by the result of a decrease in accounts payable of $9,386,019.

Cash flow used in operating activities was $3,441,096 for the three months ended July 31, 2018.  During the first three months of fiscal year 2019, cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $4,522,665, an increase in inventory of $1,083,002 and the reported net loss.  The increase in accounts receivable is the result of increased sales.  The increase in inventory is the result of an increase in customer orders and in some cases orders being pushed out.  Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping.  Cash flow used in operating activities was partially offset by the result of an increase in accounts payable, decrease in prepaid expenses and other assets and the non-cash effects of depreciation and amortization.

SigmaTron International, Inc.

July 31, 2019

Investing Activities.

During the first three months of fiscal year 2020, the Company purchased $684,667 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2020.  The Company anticipates purchases will be funded by lease transactions.

During the first three months of fiscal year 2019, the Company purchased $706,808 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $1,654,821 during the balance of fiscal year 2019.

Financing Activities.

Cash used in financing activities of $2,904,247 for the three months ended July 31, 2019, was primarily the result of net payments under the line of credit.

Cash provided by financing activities of $4,231,403 for the three months ended July 31, 2018, was primarily the result of net borrowings under the line of credit.

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.81% at July 31, 2019).  Interest is due monthly.

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving line of credit under the senior secured credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if (i) the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and (ii) the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory equal to $10,500,000 on raw materials, $10,000,000 on finished goods and $28,000,000 on all eligible inventory.

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

SigmaTron International, Inc.

July 31, 2019

On August 26, 2019, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 95% of the Company’s Revolving Line Cap until February 26, 2020 and 90% on and after February 26, 2020.

As of July 31, 2019, there was $33,671,686 outstanding and $8,993,594 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  At July 31, 2019, the Company was in compliance with its financial covenant and other restrictive covenants under the credit facility.  Deferred financing costs of $5,959 were capitalized during the three month period ended July 31, 2019, which are amortized over the term of the agreement.  As of July 31, 2019 and April 30, 2019, the unamortized amount offset against outstanding debt was $196,675 and $209,162, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $726,000 as of July 31, 2019, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at July 31, 2019 and April 30, 2019.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2019 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $45,746 and $49,852, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,888,000 and $4,940,000 at July, 31 2019 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2019 and April 30, 2019 the unamortized amount included as a reduction to long-term debt was $40,234 and $44,006, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,692,000 and $1,710,000 at July, 31 2019 and April 30, 2019, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements extend to November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

SigmaTron International, Inc.

July 31, 2019

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through January 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 8.00%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the three month period ended July 31, 2019 resulted in a foreign currency transaction loss of $109,252 compared to a foreign currency transaction loss of approximately $299,177 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the first three months of fiscal year 2020, the Company’s U.S. operations paid approximately $12,720,000 to its foreign subsidiaries for services provided.

Except for the impact of the Tax Act, the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $9,195,000 as of July 31, 2019.

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

July 31, 2019

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of July 31, 2019.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2019.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2019, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of July 31, 2019.

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

July 31, 2019

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

July 31, 2019

Item 6.Exhibits.

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

July 31, 2019

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 12, 2019

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 12, 2019

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)