Form 10-Q
period 2019-10-31
SIGMATRON INTERNATIONAL INC
filed 2019-12-11
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 6,  2019:  4,242,508

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	October 31,
	2019	April 30,
	(Unaudited)	2019

Current assets:
Cash and cash equivalents	$3,470,466	$1,005,810

Accounts receivable, less allowance for doubtful accounts of
$631,283 at October 31, 2019 and April 30, 2019	29,924,877	31,441,381
Inventories, net	71,415,245	85,579,575
Prepaid expenses and other assets	2,084,528	2,436,894
Refundable and prepaid income taxes	1,119,312	1,339,739
Other receivables	694,454	1,741,890

Total current assets	108,708,882	123,545,289

Property, machinery and equipment, net	32,018,795	33,232,769

Intangible assets, net	2,531,610	2,713,360
Deferred income taxes	384,021	384,022
Other assets	8,015,582	1,589,325

Total other long-term assets	10,931,213	4,686,707

Total assets	$151,658,890	$161,464,765

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$34,953,236	$45,627,014
Accrued wages	5,366,375	4,680,399
Accrued expenses	2,639,235	2,410,311
Income taxes payable	91,080	60,921
Current portion of long-term debt	691,701	691,701
Current portion of finance lease obligations	1,898,876	1,939,374
Current portion of operating lease obligations	2,292,681	-
Contingent consideration	-	57,537
Current portion of deferred rent	-	139,509

Total current liabilities	47,933,184	55,606,766

Long-term debt, less current portion	35,646,524	42,710,954
Income taxes payable	452,619	500,263
Finance lease obligations, less current portion	2,412,326	2,862,784
Operating lease obligations, less current portion	4,494,767	-
Deferred rent, less current portion	-	179,059
Other long-term liabilities	1,227,254	1,155,907
Deferred income taxes	182,564	161,583

Total long-term liabilities	44,416,054	47,570,550

Total liabilities	92,349,238	103,177,316

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,242,508 and 4,240,008 shares issued and
outstanding at October 31, 2019 and April 30, 2019, respectively	42,146	42,146
Capital in excess of par value	23,474,379	23,474,379
Retained earnings	35,793,127	34,770,924

Total stockholders' equity	59,309,652	58,287,449

Total liabilities and stockholders' equity	$151,658,890	$161,464,765

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$74,855,312	$77,001,091	$148,865,293	$148,415,148
Cost of products sold	67,725,826	70,307,006	134,775,475	135,932,007

Gross profit	7,129,486	6,694,085	14,089,818	12,483,141

Selling and administrative expenses	5,700,288	5,817,155	11,527,614	11,751,271

Operating income	1,429,198	876,930	2,562,204	731,870

Other income	(10,863)	(127,979)	(77,225)	(102,916)
Interest expense	462,772	602,858	1,054,000	1,156,348
Income (loss) before income tax expense	977,289	402,051	1,585,429	(321,562)

Income tax expense	316,106	1,125,992	563,221	928,986

Net income (loss)	$661,183	$(723,941)	$1,022,208	$(1,250,548)

Earnings (loss) per share – basic	$0.16	$(0.17)	$0.24	$(0.30)

Earnings (loss) per share – diluted	$0.15	$(0.17)	$0.24	$(0.30)

Weighted average shares of common stock outstanding
Basic	4,242,508	4,230,008	4,242,196	4,226,833

Weighted average shares of common stock outstanding
Diluted	4,278,901	4,230,008	4,251,590	4,226,833

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the six months ended October 31, 2019 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2019	$-	$42,146	$23,474,379	$34,770,924	$58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Net income	-	-	-	361,025	361,025

Balance at July 31, 2019	$-	$42,146	$23,474,379	$35,131,944	$58,648,469

Net income	-	-	-	661,183	661,183

Balance at October 31, 2019	$-	$42,146	$23,474,379	$35,793,127	$59,309,652

	For the six months ended October 31, 2018 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2018	$-	$41,896	$23,132,017	$35,636,038	$58,809,951

Net loss	-	-	-	(526,607)	(526,607)

Balance at July 31, 2018	$-	$41,896	$23,132,017	$35,109,431	$58,283,344

Restricted stock awards	-	146	116,154	-	116,300

Net loss	-	-	-	(723,941)	(723,941)

Balance at October 31, 2018	$-	$42,042	$23,248,171	$34,385,490	$57,675,703

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2019	2018 (As Revised)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$1,022,208	$(1,250,548)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	2,456,156	2,515,042
Amortization of right-of-use operating leased assets	1,080,505	-
Restricted stock expense	-	116,300
Deferred income tax expense	20,982	597,134
Amortization of intangible assets	181,750	187,645
Amortization of financing fees	55,498	42,604
Fair value adjustment of contingent consideration	-	34,621
Loss from disposal or sale of machinery and equipment	17,598	2,845

Changes in operating assets and liabilities
Accounts receivable	1,516,504	(7,310,364)
Inventories	14,164,330	(2,472,799)
Prepaid expenses and other assets	(43,197)	(201,372)
Refundable and prepaid income taxes	220,427	56,027
Income taxes payable	(17,485)	18,115
Trade accounts payable	(10,673,778)	3,334,880
Deferred rent	-	(136,484)
Operating lease liabilities	459,112	-
Accrued expenses and wages	932,247	577,251

Net cash provided by (used in) operating activities	11,392,857	(3,889,103)

Cash flows from investing activities
Purchases of machinery and equipment	(588,334)	(1,528,211)

Net cash used in investing activities	(588,334)	(1,528,211)

Cash flows from financing activities
Proceeds under equipment notes	-	182,557
Payments of contingent consideration	(57,537)	(55,075)
Payments under finance lease and sale leaseback agreements	(1,162,402)	(1,246,334)
Payments under equipment notes	(205,850)	(196,723)
Payments under building notes payable	(140,000)	(140,000)
Borrowings under revolving line of credit	170,235,836	172,159,933
Payments under revolving line of credit	(176,963,048)	(165,255,327)
Payments of debt financing costs	(46,866)	(24,197)

Net cash (used in) provided by financing activities	(8,339,867)	5,424,834

Change in cash and cash equivalents	2,464,656	7,520

Cash and cash equivalents at beginning of period	1,005,810	1,721,599

Cash and cash equivalents at end of period	$3,470,466	$1,729,119

Supplementary disclosures of cash flow information
Cash paid for interest	$1,053,706	$1,087,181
Cash paid for income taxes	391,949	274,476
Purchase of machinery and equipment financed
under finance leases	671,446	131,232
Financing of insurance policy	54,000	30,000

SigmaTron International, Inc.

October 31, 2019

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended October 31, 2019 is not necessarily indicative of the results that may be expected for the year ending April 30, 2020.  The condensed consolidated balance sheet at April 30, 2019, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the  consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019.

SigmaTron International, Inc.

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2019	2019

Finished products	$22,624,437	$20,682,669
Work-in-process	4,365,499	3,037,810
Raw materials	45,572,214	63,203,068
	72,562,150	86,923,547
Less excess and obsolescence reserve	(1,146,905)	(1,343,972)
	$71,415,245	$85,579,575

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Net income (loss)	$661,183	$(723,941)	$1,022,208	$(1,250,548)
Weighted-average shares
Basic	4,242,508	4,230,008	4,242,196	4,226,833
Effect of dilutive stock options	36,393	-	9,394	-

Diluted	4,278,901	4,230,008	4,251,590	4,226,833

Basic earnings (loss) per share	$0.16	$(0.17)	$0.24	$(0.30)

Diluted earnings (loss) per share	$0.15	$(0.17)	$0.24	$(0.30)

Options to purchase 465,232 and 347,318 shares of common stock were outstanding at October 31, 2019 and 2018, respectively.  There were no options granted during the six month periods ended October 31, 2019 and 2018.  There was no stock option expense recognized for the three and six month periods ended October 31, 2019 and 2018.  There was no balance of unrecognized compensation expense related to the Company’s stock option plans at October 31, 2019 and 2018.  For the three month periods ended October 31, 2019 and 2018, 147,706 and 24,459 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.    For the six month periods ended October 31, 2019 and 2018, 241,465 and 29,080 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

SigmaTron International, Inc.

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at October 31, 2019 and April 30, 2019:

	October 31,	April 30,
	2019	2019

Debt:
Notes Payable - Banks	$29,000,000	$35,727,212
Notes Payable - Buildings	6,510,000	6,650,000
Notes Payable - Equipment	1,122,903	1,328,753
Unamortized deferred financing costs	(294,678)	(303,310)
Total debt	36,338,225	43,402,655
Less current maturities	691,701	691,701
Long-term debt	$35,646,524	$42,710,954

Finance lease and sale leaseback obligations	$4,311,202	$4,802,158
Less current maturities	1,898,876	1,939,374
Total finance lease obligations, less current portion	$2,412,326	$2,862,784

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.44% at October 31, 2019).  Interest is due monthly.

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

October 31, 2019

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

As of October 31, 2019, there was $29,000,000 outstanding and $11,544,524 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  At October 31, 2019, the Company was in compliance with its financial covenant and other restrictive covenants under the credit facility.  Deferred financing costs of $40,907 and $46,866 were capitalized during the three and six month periods ended October  31, 2019, respectively, which are amortized over the term of the agreement.  As of October  31, 2019 and April 30, 2019, the unamortized amount offset against outstanding debt was $216,869 and $209,162, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $709,000 as of October  31, 2019, and the facility is collateralized by Wujiang SigmaTron Electronic Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at October  31, 2019 and April 30, 2019.

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

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As

SigmaTron International, Inc.

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

of October 31, 2019 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $41,347 and $50,142, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,836,000 and $4,940,000 at October, 31 2019 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2019 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $36,462 and $44,006, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,674,000 and $1,710,000 at October, 31 2019 and April 30, 2019, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements extend to November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and at fixed interest rates ranging from 6.65% to 8.00%.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of October  31, 2019, are as follows:

		Bank	Building	Equipment	Total

For the remaining 6 months of the fiscal year ending April 30:	2020	$-	$140,000	$205,851	$345,851
For the fiscal years ending April 30:	2021	-	280,000	411,701	691,701
	2022	28,783,131	6,012,191	381,852	35,177,174
	2023	-	-	114,372	114,372
	2024	-	-	9,127	9,127
		$28,783,131	$6,432,191	$1,122,903	$36,338,225

SigmaTron International, Inc.

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through May 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 9.40%.

Note F - Income Tax

The income tax expense was $316,106 for the three month period ended October 31, 2019 compared to an income tax expense of $1,125,992 for the same period in the prior fiscal year.  The Company’s effective tax rate was 32.35% and 280.06% for the three month period ended October 31, 2019 and 2018, respectively.  The income tax expense was $563,221 for the six month period ended October 31, 2019 compared to an income tax expense of $928,986 for the same period in the prior fiscal year.  The Company’s effective tax rate was 35.52% and (288.9)% for the six month period ended October 31, 2019 and 2018, respectively.  The decrease in income tax expense for both the three month and six month periods ended October 31, 2019 and the decrease in the effective tax rate for the three month period ended October 31, 2019 compared to the same periods in the previous year is due primarily to a discrete income tax expense of $457,011 in the prior year as the result of a valuation allowance established on certain foreign net operating loss carryforwards. The increase in effective tax rate for the six month period in the current year compared to the same period in the previous year is due primarily to an overall loss that was recognized in the prior year compared to income recognized in the current year.

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

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies

Management Estimates and Uncertainties -  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, contingent consideration, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of long-lived assets.  Actual results could materially differ from these estimates.

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
Net trade sales by end-market	2019	2018	2019	2018
Industrial Electronics	41,398,201	41,583,723	84,246,913	79,718,825
Consumer Electronics	28,815,556	31,490,883	55,474,743	60,691,796
Medical / Life Sciences	4,641,555	3,926,485	9,143,637	8,004,527
Total Net Trade Sales	74,855,312	77,001,091	148,865,293	148,415,148

During the three and six month periods ending October 31, 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at October 31, 2019.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of October 31, 2019, with an expected duration of greater than one year.

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

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.    The Company’s valuation allowance was $1,372,643 and $1,294,605 as of October 31, 2019 and April 30, 2019, respectively.

Revisions - Previously reported cash flows from financing activities for the six month period ended October 31, 2018 have been revised to reflect the classification of payments and borrowings under the Company’s revolving line of credit presented in the condensed consolidated statement of cash flows. The revision had no impact on total cash flows from financing activities, net loss or net loss per share, or the condensed consolidated balance sheets or statements of operations or stockholders’ equity. See Note B, “Summary of Significant Accounting Policies” in the Company’s 2019 10-K for additional information on these revisions.

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

October 31, 2019

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.  This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For small reporting companies, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this ASU may have on its consolidated financial statements.

Note I - Related Parties

In March, 2015, two of the Company’s executive officers invested in a start-up customer, Petzila, Inc. (“Petzila”).  The executive officers’ investments constituted less than 2% (individually and in aggregate) of the outstanding beneficial ownership of Petzila, according to information provided by Petzila to the executive officers.

On April 30, 2018, the Company foreclosed on its security interest and held a public sale of the assets in accordance with the requirements of Article 9 of the California Uniform Commercial Code.  The Company acquired all of the assets of Petzila as the winning bidder at the public sale by a credit bid of $3,500,000, the aggregate amount of Petzila’s liability to the company. Concurrent with the foreclosure sale, the Company entered into an Asset Purchase Agreement with Wagz, Inc. (“Wagz”), an “unrelated party,” whereby the Company sold the assets to Wagz for $350,000 cash, 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.  As of April 30, 2019 and October 31, 2019, the Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.

SigmaTron International, Inc.

October 31, 2019

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

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J - Leases - Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		October 31,
	Classification	2019
Operating Leases:
Right-of-use Assets	Other assets	$6,567,272
Operating lease current liabilities	Current portion of operating lease obligations	2,292,681
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	4,494,767
Finance Leases:
Right-of-use Assets	Property, plant and equipment	10,793,496
Finance lease current liabilities	Current portion of finance lease obligations	1,898,876
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,412,326

The components of lease expense for the three and six month periods ended October 31, 2019, are as follows:

		Three Months	Six Months
		Ended	Ended
		October 31,	October 31,
	Classification	2019	2019
Operating Leases:
Operating lease cost	Operating expenses	625,339	1,219,833
Variable lease cost	Operating expenses	73,897	147,794
Short term lease cost	Operating expenses	1,350	2,700
Finance Leases:
Amortization of right-of-use assets	Operating expenses	384,192	731,567
Interest expense	Interest expense	74,340	142,126
Total		1,159,118	2,244,020

The weighted average lease term and discount rates are as follows:

October 31,
2019
Operating Leases:
Weighted average remaining lease term (months)	44.20
Weighted average discount rate	3.9%
Finance Leases:
Weighted average remaining lease term (months)	29.02
Weighted average discount rate	6.5%

SigmaTron International, Inc.

October 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J - Leases - Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Finance Leases	Operating Leases
For the remaining 6 months of the fiscal year ending April 30:
2020	$1,054,294	$1,272,315
For the fiscal years ending April 30:
2021	1,989,548	2,296,475
2022	1,245,999	1,351,584
2023	369,677	1,202,416
2024	39,334	775,638
Thereafter	-	254,121
Total undiscounted lease payments	4,698,852	7,152,549
Present value discount, less interest	387,650	365,101
Lease liability	$4,311,202	$6,787,448

Supplemental disclosures of cash flow information related to leases are as follows:

Six Months
Ended
October 31,
Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	142,126
Operating cash flows from operating leases	126,363
Financing cash flows from finance leases	1,162,403
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	671,446
Right-of-use assets obtained in exchange for operating lease liabilities	1,630,006

SigmaTron International, Inc.

October 31, 2019

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

October 31, 2019

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and six month periods ended October 31, 2019 and 2018, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company had a solid second quarter in fiscal year 2020.  As stated in the Company’s press release for the first quarter of fiscal year 2020, it anticipated these results based on the trend going into the second fiscal quarter. These results were driven by higher gross margins, lower operating costs and reduced interest expense resulting from significant reductions in inventory.  The inventory reduction also improved the Company’s liquidity provided under the line of credit.  These positive factors were offset in part by continuing increases in cost of labor and some significant misses in projections by several key customers. Heading into the third quarter of fiscal 2020 the Company is less optimistic and has seen some negative trends in the first part of the third fiscal quarter.  There is no doubt that the China trade war is negatively affecting revenue and operations as the uncertainty and volatility caused by this trade war continues to impact customer sentiment regarding the overall economy.  That, coupled with the usual holiday slowdown and customers managing year-end inventory levels, leads the Company to expect a slower than anticipated November and December in 2019.  However, the

SigmaTron International, Inc.

October 31, 2019

Company believes the business will bounce back positively in January 2020 and continue at a good level for the balance of the current fiscal year. However, continuing volatility could change those forecasts quickly.  Also, impacting the positive trend from January 2020 forward are several new programs and new customers that will be starting up early in calendar year 2020.

In terms of our supply chain, the Company has continued to see slight improvements in lead times and some modest cost reductions in several component categories, but those have generally been offset by some increased lead times and price increases in other categories.  The trend is better than it was a year ago but the environment still has the ability to negatively affect margins and production efficiencies.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	90.5	91.3	90.5	91.6
Selling and administrative expenses	7.6	7.6	7.7	7.9
Total operating expenses	98.1	98.9	98.2	99.5
Operating income	1.9%	1.1%	1.8%	0.5%

Net Sales

Net sales decreased for the three month period ended October 31, 2019, to $74,855,312 from $77,001,091 for the three month period ended October 31, 2018.  Net sales increased for the six month period ended October 31, 2019 to $148,865,293 from $148,415,148 for the six month period ended October 31, 2018.  The Company’s sales decreased for the three month period ended October 31, 2019, as compared to the prior year in the consumer electronics and industrial electronics marketplaces.  The decrease in sales dollars for these marketplaces was partially offset by an increase in sales dollars in the medical/life sciences marketplace.  The Company’s sales increased for the six month period ended October 31, 2019, as compared to the prior year in the industrial electronics and medical/life sciences marketplaces.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the consumer electronics marketplace.

Gross Profit

Gross profit dollars increased during the three month period ended October 31, 2019, to $7,129,486 or 9.5% of net sales compared to $6,694,085 or 8.7% of net sales for the same period in the prior fiscal year.  Gross profit dollars increased during the six month period ended October 31, 2019, to $14,089,818 or 9.5% of net sales compared to $12,483,141 or 8.4% of net sales for the same period in the prior fiscal year.  The increase in gross profit for the three and six month periods ended October

SigmaTron International, Inc.

October 31, 2019

31, 2019, was the result of better pricing, lower operating costs and product mix compared to the same period in the prior year.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,700,288 or 7.6% of net sales for the three month period ended October 31, 2019, compared to $5,817,155 or 7.6% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended October 31, 2019, was attributable to sales salaries, financing fees and other professional fees.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general insurance, accounting professional fees and bonus expense.  Selling and administrative expenses decreased to $11,527,614 or 7.7% of net sales for the six month period ended October 31, 2019, compared to $11,751,271 or  7.9% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the six month period ended October 31, 2019, was attributable to sales salaries, financing fees and other professional fees.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general insurance, accounting professional fees and bonus expense.

Interest Expense

Interest expense decreased to $462,772 for the three month period ended October 31, 2019, compared to $602,858 for the same period in the prior fiscal year.  Interest expense decreased to $1,054,000 for the six month period ended October 31, 2019, compared to $1,156,348 for the same period in the prior fiscal year.  The decrease in interest expense for the three and six month periods ended October 31, 2019, was due to lower borrowing levels compared to the same period in the prior year.  Interest expense for future quarters may fluctuate depending on interest rates and borrowing levels.

Income Tax Expense

The income tax expense was $316,106 for the three month period ended October 31, 2019, compared to an income tax expense of $1,125,992 for the same period in the prior fiscal year.  The Company’s effective tax rate was 32.35% and 280.06% for the three month period ended October 31, 2019 and 2018, respectively.  The income tax expense was $563,221 for the six month period ended October 31, 2019, compared to an income tax expense of $928,986 for the same period in the prior fiscal year.  The Company’s effective tax rate was 35.52% and (288.9)% for the six month period ended October 31, 2019 and 2018, respectively.  The decrease in income tax expense for both the three month and six month periods ended October 31, 2019 and the decrease in the effective tax rate for the three month period ended October 31, 2019 compared to the same periods in the previous year is due primarily to a discrete income tax expense of $457,011 in the prior year as the result of a valuation allowance established on certain foreign net operating loss carryforwards. The increase in effective tax rate for the six month period in the current year compared to the same period in the previous year is due primarily to an overall loss that was recognized in the prior year compared to income recognized in the current year.

Net Income

Net income increased to $661,183 for the three month period ended October 31, 2019, compared to net loss of $723,941 for the same period in the prior fiscal year.  Net income increased to $1,022,208 for the six month period ended October 31, 2019, compared to net loss of $1,250,548 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the second quarter of fiscal year 2020

SigmaTron International, Inc.

October 31, 2019

were $0.16 and $0.15, respectively, compared to basic and diluted loss per share of $0.17 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the six month period ended October 31, 2019 were $0.24, compared to basic and diluted loss per share of $0.30 for the same period in the prior fiscal year.  The increase in net income and earnings per share are due to the results of operations described above, mainly from an increase in gross profit.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $11,392,857 for the six months ended October 31, 2019.  During the first six months of fiscal year 2020, cash flow provided by operating activities was primarily the result of net income, a  decrease in inventory of $14,164,330, a decrease in accounts receivable of $1,516,504 and an increase in accrued expenses and wages.   The decrease in inventory is primarily the result of the implementation of an inventory reduction program.  Cash flow provided by operating activities was partially offset by the result of a decrease in accounts payable of $10,673,778.

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

Investing Activities.

During the first six months of fiscal year 2020, the Company purchased $588,334 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2020.  The Company anticipates purchases will be funded by lease transactions.

During the first six months of fiscal year 2019, the Company purchased $1,528,211in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $833,418 during the balance of fiscal year 2019.

Financing Activities.

Cash used in financing activities of $8,339,867 for the six months ended October 31, 2019, was primarily the result of net payments under the line of credit.

Cash provided by financing activities of $5,424,834 for the six months ended October 31, 2018, was primarily the result of net borrowings under the line of credit.

SigmaTron International, Inc.

October 31, 2019

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.44% at October 31, 2019).  Interest is due monthly.

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

As of October 31, 2019, there was $29,000,000 outstanding and $11,544,524 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  At October 31, 2019, the Company was in compliance with its financial covenant and other restrictive covenants under the credit facility.  Deferred financing costs of $40,907 and $46,866 were capitalized during the three and six month periods ended October 31, 2019, respectively, which are amortized over the term of the agreement.  As of October 31, 2019 and April 30, 2019, the unamortized amount offset against outstanding debt was $216,869 and $209,162, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $709,000 as of October 31, 2019, and the facility is collateralized by Wujiang SigmaTron Electronic Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at October 31, 2019 and April 30, 2019.

SigmaTron International, Inc.

October 31, 2019

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2019 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $41,347 and $50,142, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,836,000 and $4,940,000 at October, 31 2019 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2019 and April 30, 2019,  the unamortized amount included as a reduction to long-term debt was $36,462 and $44,006, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,674,000 and $1,710,000 at October, 31 2019 and April 30, 2019, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements extend to November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and at fixed interest rates ranging from 6.65% to 8.00%.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through May 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 9.40%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.    The impact of currency fluctuation for the six month period ended October 31, 2019 resulted in a foreign currency transaction loss of $262,306 compared to a foreign currency transaction loss of approximately $431,975 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the six months of fiscal year 2020, the Company’s U.S. operations paid approximately $26,510,000 to its foreign subsidiaries for services provided.

SigmaTron International, Inc.

October 31, 2019

Except for the impact of the Tax Act, the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $9,199,000 as of October 31, 2019.

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

October 31, 2019

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of October 31, 2019.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2019.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended October 31, 2019, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) which officially superseded COSO’s earlier Internal Control-Integrated Framework (1992) (the “1992 Framework”) on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  Based on the Company’s evaluation, management concluded that its internal controls over financial reporting were effective at the reasonable assurance level as of October 31, 2019.

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

October 31, 2019

Item 1A.            Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

October 31, 2019

Item 6.Exhibits.

10.1	Lease No. 10, entered into August 20, 2019, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

10.2	Lease No. 11, entered into October 10, 2019, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SigmaTron International, Inc.

October 31, 2019

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 11, 2019

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 11, 2019

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)