Form 10-Q
period 2020-01-31
SIGMATRON INTERNATIONAL INC
filed 2020-03-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 9,  2020:  4,242,508

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	January 31,
	2020	April 30,
	(Unaudited)	2019

Current assets:
Cash and cash equivalents	$945,146	$1,005,810

Accounts receivable, less allowance for doubtful accounts of
$631,283 at January 31, 2020 and April 30, 2019	25,606,523	31,441,381
Inventories, net	73,881,813	85,579,575
Prepaid expenses and other assets	2,581,267	2,436,894
Refundable and prepaid income taxes	1,388,975	1,339,739
Other receivables	558,882	1,741,890

Total current assets	104,962,606	123,545,289

Property, machinery and equipment, net	32,333,369	33,232,769

Intangible assets, net	2,441,279	2,713,360
Deferred income taxes	384,022	384,022
Other assets	8,335,425	1,589,325

Total other long-term assets	11,160,726	4,686,707

Total assets	$148,456,701	$161,464,765

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$37,638,624	$45,627,014
Accrued wages	4,202,678	4,680,399
Accrued expenses	2,492,097	2,410,311
Income taxes payable	103,180	60,921
Current portion of long-term debt	691,701	691,701
Current portion of finance lease obligations	1,863,958	1,939,374
Current portion of operating lease obligations	2,239,899	-
Contingent consideration	-	57,537
Current portion of deferred rent	-	139,509

Total current liabilities	49,232,137	55,606,766

Long-term debt, less current portion	31,898,240	42,710,954
Income taxes payable	452,619	500,263
Finance lease obligations, less current portion	1,985,985	2,862,784
Operating lease obligations, less current portion	4,680,499	-
Deferred rent, less current portion	-	179,059
Other long-term liabilities	784,360	1,155,907
Deferred income taxes	219,258	161,583

Total long-term liabilities	40,020,961	47,570,550

Total liabilities	89,253,098	103,177,316

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,242,508 and 4,240,008 shares issued and
outstanding at January 31, 2020 and April 30, 2019, respectively	42,190	42,146
Capital in excess of par value	23,585,325	23,474,379
Retained earnings	35,576,088	34,770,924

Total stockholders' equity	59,203,603	58,287,449

Total liabilities and stockholders' equity	$148,456,701	$161,464,765

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$67,407,268	$68,852,050	$216,272,561	$217,267,198
Cost of products sold	61,885,491	63,322,930	196,660,966	199,254,937

Gross profit	5,521,777	5,529,120	19,611,595	18,012,261

Selling and administrative expenses	5,469,654	5,539,831	16,997,268	17,291,102

Operating income (loss)	52,123	(10,711)	2,614,327	721,159

Other income	(29,944)	(36,638)	(107,169)	(139,554)
Interest expense	401,837	627,060	1,455,837	1,783,408
(Loss) income before income tax expense	(319,770)	(601,133)	1,265,659	(922,695)

Income tax (benefit) expense	(102,731)	(5,607)	460,490	923,379

Net (loss) income	$(217,039)	$(595,526)	$805,169	$(1,846,074)

(Loss) earnings per share – basic	$(0.05)	$(0.14)	$0.19	$(0.44)

(Loss) earnings per share – diluted	$(0.05)	$(0.14)	$0.19	$(0.44)

Weighted average shares of common stock outstanding
Basic	4,242,508	4,230,008	4,242,300	4,227,891

Weighted average shares of common stock outstanding
Diluted	4,242,508	4,230,008	4,260,022	4,227,891

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the nine months ended January 31, 2020 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2019	$-	$42,146	$23,474,379	$34,770,924	$58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Net income	-	-	-	361,025	361,025

Balance at July 31, 2019	$-	$42,146	$23,474,379	$35,131,944	$58,648,469

Net income	-	-	-	661,183	661,183

Balance at October 31, 2019	$-	$42,146	$23,474,379	$35,793,127	$59,309,652

Recognition of stock-based compensation	-	-	90,432	-	90,432

Restricted stock awards	-	44	20,514	-	20,558

Net loss	-	-	-	(217,039)	(217,039)

Balance at January 31, 2020	$-	$42,190	$23,585,325	$35,576,088	$59,203,603

	For the nine months ended January 31, 2019 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2018	$-	$41,896	$23,132,017	$35,636,038	$58,809,951

Net loss	-	-	-	(526,607)	(526,607)

Balance at July 31, 2018	$-	$41,896	$23,132,017	$35,109,431	$58,283,344

Restricted stock awards	-	146	116,154	-	116,300

Net loss	-	-	-	(723,941)	(723,941)

Balance at October 31, 2018	$-	$42,042	$23,248,171	$34,385,490	$57,675,703

Recognition of stock-based compensation	-	-	166,612	-	166,612

Restricted stock awards	-	63	36,071	-	36,134

Net loss	-	-	-	(595,526)	(595,526)

Balance at January 31, 2019	$-	$42,105	$23,450,854	$33,789,964	$57,282,923

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2020	2019 (As Revised)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$805,169	$(1,846,074)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	3,684,890	3,760,611
Amortization of right-of-use operating lease assets	1,650,057	-
Stock-based compensation	90,432	166,612
Restricted stock expense	20,558	152,434
Deferred income tax expense	-	768,936
Amortization of intangible assets	272,081	281,185
Amortization of financing fees	86,369	65,419
Fair value adjustment of contingent consideration	-	17,104
Loss from disposal or sale of machinery and equipment	19,782	5,064

Changes in operating assets and liabilities
Accounts receivable	5,834,858	(2,918,694)
Inventories	11,697,762	(8,487,234)
Prepaid expenses and other assets	(966,414)	(233,905)
Refundable and prepaid income taxes	(49,236)	(226,541)
Income taxes payable	52,290	2,263
Trade accounts payable	(7,988,390)	4,413,793
Deferred rent	-	(180,291)
Operating lease liabilities	592,062	-
Accrued expenses and wages	(1,148,827)	(619,335)

Net cash provided by (used in) operating activities	14,653,443	(4,878,653)

Cash flows from investing activities
Purchases of machinery and equipment	(2,133,826)	(1,605,256)

Net cash used in investing activities	(2,133,826)	(1,605,256)

Cash flows from financing activities
Proceeds under equipment notes	-	182,557
Payments of contingent consideration	(57,537)	(156,881)
Payments under finance lease and sale leaseback agreements	(1,623,661)	(1,783,543)
Payments under equipment notes	(308,775)	(299,648)
Payments under building notes payable	(210,000)	(210,000)
Borrowings under revolving line of credit	254,679,833	257,107,295
Payments under revolving line of credit	(265,009,957)	(248,000,171)
Payments of debt financing costs	(50,184)	(51,198)

Net cash (used in) provided by financing activities	(12,580,281)	6,788,411

Change in cash and cash equivalents	(60,664)	304,502
Cash and cash equivalents at beginning of period	1,005,810	1,721,599

Cash and cash equivalents at end of period	$945,146	$2,026,101

Supplementary disclosures of cash flow information
Cash paid for interest	$1,456,738	$1,666,246
Cash paid for income taxes	588,915	500,148
Purchase of machinery and equipment financed
under finance leases	671,446	617,470
Financing of insurance policy	381,345	309,281

SigmaTron International, Inc.

January 31, 2020

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended January 31, 2020 is not necessarily indicative of the results that may be expected for the year ending April 30, 2020.  The condensed consolidated balance sheet at April 30, 2019, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the  consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019.

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2020	2019

Finished products	$22,089,649	$20,682,669
Work-in-process	4,917,927	3,037,810
Raw materials	48,003,099	63,203,068
	75,010,675	86,923,547
Less excess and obsolescence reserve	(1,128,862)	(1,343,972)
	$73,881,813	$85,579,575

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

Net (loss) income	$(217,039)	$(595,526)	$805,169	$(1,846,074)
Weighted-average shares
Basic	4,242,508	4,230,008	4,242,300	4,227,891
Effect of dilutive stock options	-	-	17,722	-

Diluted	4,242,508	4,230,008	4,260,022	4,227,891

Basic (loss) earnings per share	$(0.05)	$(0.14)	$0.19	$(0.44)

Diluted (loss) earnings per share	$(0.05)	$(0.14)	$0.19	$(0.44)

Options to purchase 513,232 and 465,232 shares of common stock were outstanding at January 31, 2020 and 2019, respectively.  There were 48,000 and 117,914 options granted during the nine month periods ended January 31, 2020 and 2019.  The Company recognized $90,432 and $116,612 in stock option expense for both the three and nine month periods ended January 31, 2020 and 2019, respectively.  There was no balance of unrecognized compensation expense related to the Company’s stock option plans at January 31, 2020 and 2019.  For the three month periods ended January 31, 2020 and 2019,  151,282 and 332,312 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.    For the nine month periods ended January 31, 2020 and 2019,  214,177 and 64,717 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity - Continued

On December 9, 2019, the Company issued 15,000 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which will fully vest on June 9, 2020.  The Company recognized $20,558 in compensation expense for the three and  nine month periods ended January 31, 2020.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $49,492 at January 31, 2020.

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at January 31, 2020 and April 30, 2019:

	January 31,	April 30,
	2020	2019

Debt:
Notes Payable - Banks	$25,397,088	$35,727,212
Notes Payable - Buildings	6,440,000	6,650,000
Notes Payable - Equipment	1,019,978	1,328,753
Unamortized deferred financing costs	(267,125)	(303,310)
Total debt	32,589,941	43,402,655
Less current maturities	691,701	691,701
Long-term debt	$31,898,240	$42,710,954

Finance lease and sale leaseback obligations	$3,849,943	$4,802,158
Less current maturities	1,863,958	1,939,374
Total finance lease obligations, less current portion	$1,985,985	$2,862,784

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.18% at January 31, 2020).  Interest is due monthly.

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving line of credit under the senior secured credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if (i) the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and (ii) the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

amendment also imposes sublimits on categories of inventory of $10,500,000 on raw materials, $10,000,000 on finished goods and $28,000,000 on all eligible inventory.

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

As of January 31, 2020, there was $25,397,088 outstanding and $11,849,825 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  Deferred financing costs of $3,317 and $50,184 were capitalized during the three and nine month periods ended January  31, 2020,  respectively, which are amortized over the term of the agreement.  As of January  31, 2020 and April 30, 2019, the unamortized amount offset against outstanding debt was $197,402 and $209,162, respectively.

On July 16, 2018, the amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if (i) the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and (ii) the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  On February 27, 2020 the 90% limitation expired due to the Company loans being less than 80% of the Company’s Borrowing Base and maintaining a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $726,000 as of January  31, 2020, and the facility is collateralized by Wujiang SigmaTron Electronic Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at January  31, 2020 and April 30, 2019.

At January 31, 2020, the Company is in compliance with its financial covenant and other restrictive covenants and anticipates that its credit facilities, expected future cash flows from operations and leasing resources are adequate to meet its working capital requirements, and fund capital expenditures for the next 12 months.  In addition, if customers delay orders, future payments are not made timely, the Company desires to expand its operations, its business grows more rapidly than expected, or the current economic climate deteriorates, additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of  January 31, 2020 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $37,033 and $50,142, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,784,000 and $4,940,000 at January, 31 2020 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of January 31, 2020 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $32,690 and $44,006, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,656,000 and $1,710,000 at January, 31 2020 and April 30, 2019, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements extend to November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and at fixed interest rates ranging from 6.65% to 8.00%.

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of January  31, 2020, are as follows:

		Bank	Building	Equipment	Total

For the remaining 3 months of the fiscal year ending April 30:	2020	$-	$70,000	$102,926	$172,926
For the fiscal years ending April 30:	2021	-	280,000	411,701	691,701
	2022	25,129,963	6,090,000	381,852	31,601,815
	2023	-	-	114,372	114,372
	2024	-	-	9,127	9,127
		$25,129,963	$6,440,000	$1,019,978	$32,589,941

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through May 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 9.40%.

Note F - Income Tax

The income tax benefit was $102,731 for the three month period ended January 31, 2020 compared to an income tax benefit of $5,607 for the same period in the prior fiscal year.  The Company’s effective tax rate was 32.13% and 0.93% for the three month period ended January 31, 2020 and 2019, respectively.  The income tax expense was $460,490 for the nine month period ended January 31, 2020 compared to an income tax expense of $923,379 for the same period in the prior fiscal year.  The Company’s effective tax rate was 36.40% and (100.10)% for the nine month period ended January 31, 2020 and 2019, respectively.  The increase in income tax benefit and effective tax rate for the three month period ended January 31, 2020 compared to the same period in the previous year is due primarily to greater losses recognized in the current period that are expected to be benefitted as compared to the previous year.  The decrease in income tax expense and change in effective tax rate for the nine month period ended January 31, 2020 compared to the same period in the previous year is due primarily to the valuation allowance established on certain deferred tax assets related to foreign net operating loss carryforwards in the previous year.

SigmaTron International, Inc.

January 31, 2020

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

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Net trade sales by end-market	2020	2019	2020	2019
Industrial Electronics	38,609,780	39,511,142	122,856,692	119,229,968
Consumer Electronics	25,632,036	25,997,004	81,106,780	86,688,800
Medical / Life Sciences	3,165,452	3,343,904	12,309,089	11,348,430
Total Net Trade Sales	67,407,268	68,852,050	216,272,561	217,267,198

During the three and nine month periods ending January 31, 2020,  no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at January 31, 2020.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of January 31, 2020, with an expected duration of greater than one year.

SigmaTron International, Inc.

January 31, 2020

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

In January of 2020, three of its foreign subsidiaries paid dividends to SigmaTron International totaling $7,100,000. The Company does not anticipate incurring any U.S. or foreign tax liability related to the dividends. With the exception of these dividends the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The remaining cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $3,311,000 as of January 31, 2020.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.    The Company’s valuation allowance was $1,385,611 and $1,294,605 as of January 31, 2020 and April 30, 2019, respectively.

Revisions - Previously reported cash flows from financing activities for the nine month period ended January 31, 2019 have been revised to reflect the classification of payments and borrowings under the Company’s revolving line of credit presented in the condensed consolidated statement of cash flows. The revision had no impact on total cash flows from financing activities, net loss or net loss per share, or the condensed consolidated balance sheets or statements of operations or stockholders’ equity. See Note B, “Summary of Significant Accounting Policies” in the Company’s 2019 10-K for additional information on these revisions.

SigmaTron International, Inc.

January 31, 2020

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

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

evaluating the new guidance and has not determined the impact this ASU may have on its consolidated financial statements.

Note I - Leases

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

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I - Leases - Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		January 31,
	Classification	2020
Operating Leases:
Right-of-use Assets	Other assets	$6,715,945
Operating lease current liabilities	Current portion of operating lease obligations	2,239,899
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	4,680,499
Finance Leases:
Right-of-use Assets	Property, plant and equipment	10,432,133
Finance lease current liabilities	Current portion of finance lease obligations	1,863,958
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,985,985

The components of lease expense for the three and nine month periods ended January 31, 2020,  are as follows:

		Three Months	Nine Months
		Ended	Ended
		January 31,	January 31,
	Classification	2020	2020
Operating Leases:
Operating lease cost	Operating expenses	635,692	1,855,525
Variable lease cost	Operating expenses	74,133	221,927
Short term lease cost	Operating expenses	1,350	4,050
Finance Leases:
Amortization of right-of-use assets	Operating expenses	361,363	1,092,931
Interest expense	Interest expense	67,377	209,503
Total		1,139,915	3,383,936

The weighted average lease term and discount rates are as follows:

January 31,
2020
Operating Leases:
Weighted average remaining lease term (months)	44.20
Weighted average discount rate	3.8%
Finance Leases:
Weighted average remaining lease term (months)	26.42
Weighted average discount rate	6.6%

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I - Leases - Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Finance Leases	Operating Leases
For the remaining 3 months of the fiscal year ending April 30:
2020	$525,659	$638,820
For the fiscal years ending April 30:
2021	1,989,548	2,284,330
2022	1,245,999	1,611,356
2023	369,677	1,562,143
2024	39,334	869,661
Thereafter	-	255,753
Total undiscounted lease payments	4,170,217	7,222,063
Present value discount, less interest	320,274	301,665
Lease liability	$3,849,943	$6,920,398

Supplemental disclosures of cash flow information related to leases are as follows:

Nine Months
Ended
January 31,
Other Information	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	209,503
Operating cash flows from operating leases	197,970
Financing cash flows from finance leases	1,623,661
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	671,446
Right-of-use assets obtained in exchange for operating lease liabilities	2,348,231

SigmaTron International, Inc.

January 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I - Leases - Continued

The future minimum lease payments due under operating and capital leases and sale leaseback arrangements under the previous leases standard as of April 30, 2019, were as follows:

Fiscal Year	Operating leases	Capital leases and sale leaseback
Years Ending April 30,
2020	$1,808,984	$2,215,849
2021	1,387,697	1,792,747
2022	757,738	1,049,198
2023	736,385	133,819
2024	42,000	-
Total	$4,732,804	$5,191,613

Note J - Investments

On April 30, 2018, the Company entered into an Asset Purchase Agreement with Wagz, Inc. (“Wagz”), whereby the Company sold certain assets to Wagz for $350,000 cash, in exchange for 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in a recent financing transaction, a level 3 input.  As of January 31, 2020 and April 30, 2019 the Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.

SigmaTron International, Inc.

January 31, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the ability to meet the Company’s financial covenant; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 (commonly known as “Coronavirus”) which has threatened the Company’s financial stability by causing a decrease in consumer spending, caused a disruption to the Company’s global supply chain, and caused the Company to temporarily operate its Suzhou facility with a reduced workforce thus reducing output at that facility; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

January 31, 2020

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine month periods ended January 31, 2020 and 2019, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company recorded a modest pre-tax loss for the third fiscal quarter, directly tied to lower revenue levels.  The third quarter of our fiscal year is historically the Company’s weakest quarter due to the holiday period and this year Lunar New Year in Asia fell in the third fiscal quarter.  As expected the Company experienced weak sales in November and December which started to rebound in January.

Heading into the fourth fiscal quarter, the Company’s backlog was strong and revenue was ramping. Unfortunately, the Novel Coronavirus has created uncertainty.  This will negatively affect the Company’s fourth fiscal quarter but to what extent remains to be seen.  On the manufacturing level, the Company’s China plant was delayed by the government in terms of reopening after the Lunar New Year holiday.  As of the end of February, the Company’s China plant was at 60% of its direct labor headcount before the holiday and it continues to have a significant number of employees under quarantine or worse yet, unable to leave their home province to return to work.  The Company is now

SigmaTron International, Inc.

January 31, 2020

facing disruptions in the supply chain, as its supply base returns to work with smaller workforces due to the Coronavirus outbreak.  Through the end of February, the disruptions were manageable but the Company is being told that de-commits from suppliers may increase in the weeks ahead.  The Company’s customer backlog remains strong and it believes once the Coronavirus situation is under control business will be strong.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	91.8	92.0	90.9	91.7
Selling and administrative expenses	8.1	8.0	7.9	8.0
Total operating expenses	99.9	100.0	98.8	99.7
Operating income	0.1%	0.0%	1.2%	0.3%

Net Sales

Net sales decreased for the three month period ended January 31, 2020, to $67,407,268 from $68,852,050 for the three month period ended January 31, 2019.  Net sales decreased for the nine month period ended January 31, 2020 to $216,272,561 from $217,267,198 for the nine month period ended January 31, 2019.  The Company’s sales decreased for the three month period ended January 31, 2020, as compared to the prior year in the consumer electronics, industrial electronics and medical/life sciences marketplaces.  The Company’s sales increased for the nine month period ended January 31, 2020, as compared to the prior year in the industrial electronics and medical/life sciences marketplaces.  The increase in sales for these marketplaces was partially offset by a decrease in sales in the consumer electronics marketplace.

Gross Profit

Gross profit decreased during the three month period ended January 31, 2020, to $5,521,777 or 8.2% of net sales compared to $5,529,120 or 8.0% of net sales for the same period in the prior fiscal year.  The decrease in gross profit was the result of lower net sales during the three month period ended January 31, 2020 due to the holidays, including Lunar New Year and customers managing calendar year-end inventory levels.  Gross profit increased during the nine month period ended January 31, 2020, to $19,611,595 or 9.1% of net sales compared to $18,012,261 or 8.3% of net sales for the same period in the prior fiscal year.  The increase in gross profit for the nine month period ended January 31, 2020, was the result of better pricing, lower operating costs and product mix compared to the same period in the prior year.

SigmaTron International, Inc.

January 31, 2020

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,469,654 or 8.1% of net sales for the three month period ended January 31, 2020, compared to $5,539,831 or 8.0% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended January 31, 2020, was attributable to decreases in sales salaries of $67,810, financing fees of $86,602 and bonus expense of $49,992.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general insurance,  legal professional fees and accounting and IT salaries.  Selling and administrative expenses decreased to $16,997,268 or 7.9% of net sales for the nine month period ended January 31, 2020, compared to $17,291,102  or  8.0% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the nine month period ended January 31, 2020, was attributable to decreases in sales salaries, financing fees and other professional fees.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general insurance, accounting professional fees and bonus expense.

Interest Expense

Interest expense decreased to $401,837 for the three month period ended January 31, 2020, compared to $627,060 for the same period in the prior fiscal year.  Interest expense decreased to $1,455,837 for the nine month period ended January 31, 2020, compared to $1,783,408 for the same period in the prior fiscal year.  The decrease in interest expense for the three and nine month periods ended January 31, 2020, was due to lower borrowing levels compared to the same period in the prior year.  Interest expense for future quarters may fluctuate depending on interest rates and borrowing levels.

Income Tax Expense

The income tax benefit was $102,731 for the three month period ended January 31, 2020, compared to an income tax benefit of $5,607 for the same period in the prior fiscal year.  The Company’s effective tax rate was 32.13% and 0.93% for the three month period ended January 31, 2020 and 2019, respectively.  The income tax expense was $460,490 for the nine month period ended January 31, 2020, compared to an income tax expense of $923,379 for the same period in the prior fiscal year.  The Company’s effective tax rate was 36.4% and (100.1)% for the nine month period ended January 31, 2020 and 2019, respectively.  The increase in income tax benefit and effective tax rate for the three month period ended January 31, 2020 compared to the same period in the previous year is due primarily to greater losses recognized in the current period that are expected to be benefitted as compared to the previous year. The decrease in income tax expense and change in effective tax rate for the nine month period ended January 31, 2020 compared to the same period in the previous year is due primarily to the valuation allowance established on certain deferred tax assets related to foreign net operating loss carryforwards in the previous year.

Net Income

Net loss decreased to $217,039 for the three month period ended January 31, 2020, compared to net loss of $595,526 for the same period in the prior fiscal year.  Net income increased to $805,169 for the nine month period ended January 31, 2020, compared to net loss of $1,846,074 for the same period in the prior fiscal year.  Basic and diluted loss per share for the third quarter of fiscal year 2020 were $0.05, compared to basic and diluted loss per share of $0.14 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the nine month period ended January 31, 2020 were $0.19, compared to basic and diluted loss per share of $0.44 for the same period in the prior fiscal

SigmaTron International, Inc.

January 31, 2020

year.  The increase in net income and earnings per share are due to the results of operations described above, mainly from an increase in gross profit.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $14,653,443 for the nine months ended January 31, 2020.   During the first nine months of fiscal year 2020, cash flow provided by operating activities was primarily the result of net income, a  decrease in inventory of $11,697,762 and a decrease in accounts receivable of $5,834,858.   The decrease in inventory is primarily the result of the implementation of an inventory reduction program.  Cash flow provided by operating activities was partially offset by the result of a decrease in accounts payable of $7,988,390 and a decrease in accrued expenses and wages.

Cash flow used in operating activities was $4,878,653 for the nine months ended January 31, 2019.  During the first nine months of fiscal year 2019, cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $2,918,694, an increase in inventory of $8,487,234, a decrease in accrued expenses and wages of $619,335 and the reported net loss.  The increase in accounts receivable was the result of increased sales and the timing of payments.  The increase in inventory was the result of soft demand by one of the Company’s largest customers.  Cash flow used in operating activities was partially offset by an increase in accounts payable.

Investing Activities.

During the first nine months of fiscal year 2020, the Company purchased $2,133,826 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2020.  The Company anticipates purchases will be funded by lease transactions.

During the first nine months of fiscal year 2019, the Company purchased $1,605,256 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $756,373 during the balance of fiscal year 2019.

Financing Activities.

Cash used in financing activities of $12,580,281 for the nine months ended January 31, 2020, was primarily the result of net payments under the line of credit.

Cash provided by financing activities of $6,788,411 for the nine months ended January 31, 2019, was primarily the result of net borrowings under the line of credit.

SigmaTron International, Inc.

January 31, 2020

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 3.18% at January 31, 2020).  Interest is due monthly.

On July 16, 2018, the Company and U.S. Bank entered into an amendment of the revolving line of credit under the senior secured credit facility.  The amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if (i) the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and (ii) the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  The amendment also imposes sublimits on categories of inventory of $10,500,000 on raw materials, $10,000,000 on finished goods and $28,000,000 on all eligible inventory.

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

As of January 31, 2020, there was $25,397,088 outstanding and $11,849,825 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  At January 31, 2020, the Company was in compliance with its financial covenant and other restrictive covenants under the credit facility.  Deferred financing costs of $3,317 and $50,184 were capitalized during the three and nine month periods ended January 31, 2020, respectively, which are amortized over the term of the agreement.  As of January 31, 2020 and April 30, 2019, the unamortized amount offset against outstanding debt was $197,402 and $209,162, respectively.

On July 16, 2018, the amended revolving credit facility allows the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 90% of the Company’s Revolving Line Cap, except that the 90% limitation will expire if (i) the Company’s actual revolving loans for 90 consecutive days after the amendment’s effective date are less than 80% of the Company’s Borrowing Base and (ii) the Company maintains a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.  On February 27, 2020 the 90% limitation expired due to the Company loans being less than 80% of the Company’s Borrowing Base and maintaining a Fixed Charge Coverage Ratio of 1.2 to 1.0 for four consecutive quarters.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement

SigmaTron International, Inc.

January 31, 2020

SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $726,000 as of January 31, 2020, and the facility is collateralized by Wujiang SigmaTron Electronic Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was no outstanding balance under the facility at January 31, 2020 and April 30, 2019.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of January 31, 2020 and April 30, 2019, the unamortized amount included as a reduction to long-term debt was $37,033 and $50,142, respectively.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,784,000 and $4,940,000 at January, 31 2020 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a  fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of January 31, 2020 and April 30, 2019,  the unamortized amount included as a reduction to long-term debt was $32,690 and $44,006, respectively.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,656,000 and $1,710,000 at January, 31 2020 and April 30, 2019, respectively.

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

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnam and Chinese subsidiaries and the Taiwan international procurement office.  The Company provides funding, as needed, in U.S. dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results

SigmaTron International, Inc.

January 31, 2020

of the Company.    The impact of currency fluctuation for the nine month period ended January 31, 2020 resulted in a foreign currency transaction loss of $268,401 compared to a foreign currency transaction loss of approximately $379,461 for the same period in the prior year.  Foreign currency gains or losses are recorded in the cost of products sold.  During the nine months of fiscal year 2020, the Company’s U.S. operations paid approximately $47,750,000 to its foreign subsidiaries for services provided.

In January of 2020, three of its foreign subsidiaries paid dividends to SigmaTron International totaling $7,100,000. The Company does not anticipate incurring any U.S. or foreign tax liability related to the dividends. With the exception of these dividends the Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The remaining cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $3,311,000 as of January 31, 2020.

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

January 31, 2020

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15(d)-15(e)) as of January 31, 2020.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2020.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended January 31, 2020, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

January 31, 2020

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

January 31, 2020

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

January 31, 2020

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 12, 2020

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 12, 2020

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)