Form 10-K
period 2020-04-30
SIGMATRON INTERNATIONAL INC
filed 2020-08-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

      X       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2020.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2019,  the last business day of the registrant’s most recently completed second fiscal quarter was $15,628,096 based on the closing sale price of $4.18 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of August 6, 2020 was 4,257,508.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2020 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2020, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements, including the phase-out of LIBOR; the ability to meet the Company’s financial covenant; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 (commonly known as “Coronavirus”) which has threatened the Company’s financial stability by causing a decrease in consumer revenues, caused a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products.  The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities.  The products assembled by the Company are then incorporated into finished products sold in various industries, particularly industrial electronics, consumer electronics and medical/life sciences.  In some instances, the Company manufactures the completed finished product for its customers.

The Company operates manufacturing facilities in Elk Grove Village, Illinois United States of America (“U.S.”); Union City, California, U.S.; Acuna, Coahuila, Mexico (“MX”); Chihuahua, Chihuahua, MX; and Tijuana, Baja California,  MX; Suzhou, Jiangsu Province, China; and Ho Chi Minh City, Dong Nai Province, Vietnam.  In addition, the Company maintains an International Procurement Office (“IPO”) in Taipei, Taiwan.  The Company also provides design services in Elgin, Illinois and warehousing services in Del Rio, Texas; El Paso, Texas; and San Diego, California.  The Company has an information technology office in Taichung, Taiwan.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Recent Developments

On June 4, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a privately held company in the pet technology (“Pet Tech”) market, announced that they have executed a Letter of Intent (“LOI”) relating to a proposed business combination.  Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,270,000 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company.  The potential benefits to the Company from that transaction were summarized in the June 4, 2020 announcement.  The parties expect the transaction to close by the end of October 2020 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to closing including finalizing a material definitive agreement and the Company raising additional capital that it projects will be needed for the expanded operations in the amount of approximately or not less than $7,500,000.

A pandemic of respiratory disease (abbreviated "COVID-19") began to spread globally, including to the United States, in early 2020. On March 11, 2020, the World Health Organization (WHO) declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets.    The Company cannot predict the extent to which the COVID-19 outbreak will impact its business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. The Company has adopted several measures in response to the COVID-19 outbreak.   The Company has been able to continue to meet the needs of its customers.  For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – The ongoing COVID-19 global pandemic and measures taken in response thereto have adversely affected the Company’s results of operations and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.”

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

Manufacturing and Testing Services:  The Company’s core business is the assembly and testing of all types of electronic printed circuit board assemblies (“PCBA”) and often incorporating these PCBAs into electronic modules used in all types of devices and products that depend on electronics for their operation.  This assembly work utilizes state of the art manufacturing and test equipment to deliver highly reliable products to the Company’s customers.  The Company supports new product introduction (“NPI”), low volume / high mix as well as high volume/ low mix assembly work at all levels of assembly and text complexity.  From simple component assembly through the most complicated industry testing, the Company offers most of the services required to build electronic devices commercially available in the market today.

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

Government Compliance, Green, Sustainability, and Social Responsible Initiatives:  The Company supports initiatives that promote sustainability, green environment and social responsibility.  The Company requires its supply chain to meet all government imposed requirements in these areas and helps its customers in achieving effective compliance.  Those include, but are not limited to, Restrictions of Hazardous Substances (“RoHS”), Restriction of Chemicals (“REACH”) and Conflict Minerals regulations.

Manufacturing Locations and Certifications:  The Company’s manufacturing and warehousing locations are strategically located to support our customers with locations in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China and Ho Chi Minh City, Vietnam.  The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service, differentiates it from many competitors.  Manufacturing certifications and registrations are location specific, and include ISO 9001:2015, ISO 14001:2015, IATF 16949:2009, Medical ISO 13485:2016 and FDB Certification, Aerospace AS9100D and International Traffic in Arms Regulations (“ITAR”) certifications.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences industries.  As of April 30, 2020, the Company had approximately 190 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2020%	Fiscal 2019%
Industrial Electronics	Health club equipment, gaming, controls, smart grid, IOT connectivity, welding equipment, food processing equipment, solar energy devices	56.5	55.2
Consumer Electronics	Appliances/white goods, automotive-vision systems, E-writers	37.7	39.6
Medical/Life Sciences	Operating tables, battery packs, dental equipment, sterilizers	5.8	5.2
Total		100%	100%

For the fiscal year ended April 30, 2020, the Company’s largest two customers, Whirlpool Inc. and Electrolux accounted for 16.7% and 14.1%, respectively, of the Company’s net sales.  For the fiscal year ended April 30, 2019, Whirlpool Inc. and Electrolux accounted for 15.9% and 15.8%, respectively, of the Company’s net sales.  The Company believes that Whirlpool Inc. and Electrolux will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

The majority of sales are made to U.S. based customers and denominated in USD.  The following geographic data includes net sales based on the country location of the Company’s operation providing the electronic manufacturing service for the year ended April 30, 2020 and 2019:

Location	Net Sales Fiscal 2020	Net Sales Fiscal 2019
United States	$75,443,339	$70,637,601
Mexico	146,922,207	147,985,643
China	45,198,018	60,884,385
Vietnam	13,478,918	11,046,322
Total	$281,042,482	$290,553,951

Approximately 16% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2020, 10% and 4% of the total assets were located in China and Mexico, respectively, and 2% in other foreign locations. As of April 30, 2019, approximately 13% of the total assets were located in foreign jurisdictions, 8% and 4% were located in China and Mexico, respectively, and 1% in other foreign locations.

Sales and Marketing

Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has four direct sales employees.  The Company markets its services through six independent manufacturers’ representative organizations that together currently employ 16 sales personnel in the United States and Canada.  Independent manufacturers’ representatives’ organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories.  In addition, the Company markets itself through its website and tradeshows.

Mexico, Vietnam and China Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operations in 1968 and had 814 employees at April 30, 2020.  The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California.  AbleMex S.A. de C.V. was incorporated and commenced operations in 2000.  The operation had 352 employees at April 30, 2020.  The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, operates in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas.  Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997.  The operation had 564 employees at April 30, 2020.  The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China.  The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres.  The term of the land lease is 50 years.  The Company built a manufacturing plant, office space and dormitories on this site during 2004.  In fiscal year 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing.  The total square footage of the facility is 216,950 and the operation had 464 employees as of April 30, 2020.  Both SigmaTron China entities operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City.  Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 325 employees as of April 30, 2020.

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and foreign enterprises and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuations for the fiscal year ended April 30, 2020, resulted in net foreign currency transaction losses of approximately $285,654 compared to net foreign currency losses of $433,742 in the prior year.  In fiscal year 2020, the Company paid approximately $60,510,000 to its foreign subsidiaries for manufacturing services.  All intercompany balances have been eliminated upon consolidation.

The consolidated financial statements as of April 30, 2020, include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch.  The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.

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

Governmental Regulations

The Company’s operations are subject to certain foreign government, U.S. federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters.  Management believes that the Company’s business is operated in compliance with all such regulations, which include European regulations known as Restriction of Hazardous Substances (“RoHS”) and Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”).  From time-to-time the Company's customers request REACH required information and certifications on the assemblies the Company manufactures for them.  These requests require the Company to gather information from component suppliers to verify the presence and level of mass of any substances of very high concerns (“SVHCs”) greater than 0.1% in the assemblies the Company manufactures based on customer specifications.  If any SVHCs are present at more than 0.1% of the mass of the item, the specific concentration and mass of the SVHC must be reported to proper authorities by the Company's customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”) and contributing conflict.  Consistent with recent prior years, in May 2020, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

The Company’s costs of compliance with environmental laws, including conflict mineral reporting, is estimated to be a total of approximately $1,700,000 for the three most recently completed fiscal years ending April 30, 2020.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on forecasted orders and purchase orders (firm orders) from its customers to estimate backlog.  The Company’s backlog of firm orders as of April 30, 2020, and April 30, 2019, was approximately $272,550,000 and $269,660,000, respectively.  The Company believes a significant portion of the backlog at April 30, 2020, will ship in fiscal year 2021.  Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue.  Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 3,065 full-time employees of which approximately 535 were located in the U.S. as of April 30, 2020.  There were 205 engaged in engineering or engineering-related services, 2,512 in manufacturing and 348 in administrative and marketing functions.

The Company has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2021. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 7, 2022.  The Company’s subsidiary located in Tijuana, Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C.  The contract does not have an expiration date.  The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires on April 30, 2022.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.

Available Information

The Company’s website address is www.sigmatronintl.com.  The Company announces material information, including press releases and financial information regarding the Company, through a variety of means, including the Company’s website, the Investors subpage of its website (www.sigmatronintl.com/investors/), press releases, filings with the SEC and social media, in order to achieve broad, non-exclusionary distribution of information to the public.  The Investors subpage is accessible by clicking on the tab labeled “Investors” on the Company’s website home page.  The Company also uses these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information.  Therefore, investors should look to these channels for important and time-critical information.  In addition, the Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC.  Such reports and other information filed by the Company with the SEC are available free of charge on its website when such reports are simultaneously available on the SEC’s website at http://www.sec.gov.  The Company encourages investors, the media and others interested in the Company to review the information it posts on these various channels, as such information could be deemed to be material information.

The contents of the websites referred to above are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Information about our Executive Officers

Name	Age	Position

Gary R. Fairhead	68

President, Chief Executive Officer and Chairman of the Board of Directors.  Gary R. Fairhead has been the President of the Company and a director since January 1990 and Chairman of the Board of Directors of the Company since August 2011.  Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	59	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the Company since August 2011.

Gregory A. Fairhead	64

Executive Vice President and Assistant Secretary.  Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994.  Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000.  Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	59	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	71	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	65	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	60	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

James E. Barnes	38

Executive Vice President, Operations and Global Accounts since 2018.  Vice President of Operations from 2014 to 2018.  Director of Operations from 2011 to 2014.  Senior Program Manager from 2010 to 2011.  Program Manager from 2005 to 2010.  Inventory Analyst from 2004 to 2005.

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

The ongoing COVID-19 global pandemic and measures taken in response thereto have adversely affected the Company’s results of operations and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has materially and adversely impacted the worldwide economy and financial markets, which could lead to a prolonged economic recession.  In response, the federal and state governments in the U.S. have taken unprecedented monetary and fiscal policy actions across all sectors of the U.S. economy, and there is significant uncertainty as to the timing of stabilization and recovery. The Company’s business, results of operations, and financial condition were adversely affected by the COVID-19 pandemic in the fourth quarter of fiscal year 2020, especially beginning in mid-March, and such impact continues into the first quarter of fiscal year 2021. The COVID-19 pandemic and both public and private measures taken to contain it have negatively affected the Company’s business, results of operations, financial condition, and liquidity, all of which may continue or worsen. The following are some of the issues that the Company continues to face:

•

Prolonged recessionary concerns.  The COVID-19 pandemic has resulted in a significant reduction of economic activity in the U.S., as well as a significant increase in unemployment, which could lead to a prolonged economic recession;

•

Interruptions in the operations of industries in which the Company’s products are used, including EMS.  Consumer and business discretionary spending has been significantly curtailed and may worsen, all of which adversely impacts some of the Company’s customers’ businesses, financial condition, and liquidity; even when certain government and regulatory restrictions are lifted, consumer discretionary spending, and demand for the Company’s customers’ products, may continue to be challenged due to uncertainty in the marketplace;

•

The Company’s facilities have been affected by the COVID-19 pandemic. The Company has experienced plant closings or reduced operations in the following locations: Elk Grove Village, Illinois U.S., Union City, California U.S., Suzhou, China; Acuna, Coahuila MX; Chihuahua, Chihuahua MX; and Tijuana, Baja California MX.  While all of the Company’s facilities are currently operational, it has experienced and continues to experience employee absences that negatively affect production capabilities, revenues, and cash flow. The Company has and will continue to take actions to manage its expenses and to conserve its financial resources;

•

Actual and potential delays in customer payments, defaults on the Company’s customer credit arrangements; or other failures by third parties such as suppliers, and distributors to meet their obligations to the Company due to their economic circumstances.  The financial markets have also been adversely impacted by the COVID-19 pandemic, potentially causing operational cash flow issues for the Company, and potentially causing similar issues for the Company’s customers, including, but not limited to, affecting their ability to meet their payment obligations to us;

•

Adapting business practices. The Company has and will continue to take actions to manage its expenses and to conserve its financial resources. The spread of COVID-19 has caused the Company to modify its business practices, particularly with respect to its liquidity position and near-term cost structure. The Company’s future strategies, prospects, and plans for growth may also be negatively impacted by the COVID-19 pandemic;

•

Potential impact on the Company’s ability to meet obligations under credit facilities. The pandemic could impact the Company’s ability to meet its obligations under its credit agreement and other outstanding debt, which may require the Company to seek covenant relief for a limited period of time. Although there can be no assurance that such relief would be available, if such relief is available, the Company’s lenders may, in exchange, increase the cost of borrowing, apply more stringent covenants, restrict merger and acquisition activity, and require other terms and conditions that may limit its business and financing activities; and

•

Interruptions in manufacturing or distribution of the Company’s products. Outbreaks in the communities in which the Company operates could affect its ability to operate its manufacturing or distribution activities, and the Company’s suppliers could experience similar interruptions.

The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak within the U.S., China, Mexico,  Vietnam and Taiwan, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. The Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations. While it continues to monitor the business metrics that it has historically used to predict its financial performance, it is uncertain as to whether these metrics will continue to function as they have in the past.

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

Sales to the Company’s five largest customers accounted for 51.4% and 49.7% of net sales for the fiscal years ended April 30, 2020, and April 30, 2019, respectively.  For the fiscal year ended April 30, 2020, two customers accounted for 16.7% and 14.1% of net sales of the Company, and 3.6% and 5.0%, respectively, of accounts receivable.  For the fiscal year ended April 30, 2019, two customers accounted for 15.9% and 15.8% of net sales of the Company and 3.9% and 11.5%, respectively, of accounts receivable.  Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.  If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material impact on the results of operations.  There can be no assurance that the Company will retain any or all of its largest customers.  This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 2.33% at April  30, 2020).  Interest is due monthly.

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

On April 23, 2020, the Company entered into a loan with U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973. The loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.   The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.   All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven.  To the extent that all or part of the PPP loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0%  beginning on the date of disbursement

On July 15, 2020 and August 7, 2020, the Company and U.S. Bank entered into amendments of the revolving credit facility.  The amendments revise the Fixed Charge Coverage Ratio.

As of April  30, 2020, there was $26,884,494 outstanding and $13,850,575 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $709,000 as of April  30, 2020, and the facility is collateralized by Wujiang SigmaTron Electronic Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  As of April 30, 2020 the outstanding balance under the facility was $304,658.  There was no outstanding balance under the facility at April 30, 2019.

The Company is in compliance with its financial covenant and other restrictive covenants as of April 30, 2020.

Adverse market conditions could reduce our future sales and earnings per share.

Uncertainty over the erosion of global consumer confidence amidst concerns about volatile energy costs, geopolitical issues, the availability and cost of credit, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia over the past several years.  The economic recovery of recent years is fragile and recessionary conditions have returned.  Any of these potential negative economic conditions may reduce demand for the Company’s customers’ products and adversely affect the Company’s sales.  Consequently, the Company’s past operating results, earnings and cash flows may not be indicative of the Company’s future operating results, earnings and cash flows.

The Company may not be entitled to forgiveness of its recently received Paycheck Protection Program Loan (“PPP loan”), and its application for the PPP loan could in the future be determined to have been impermissible.

On April 23, 2020 the Company received proceeds of $6,282,973 from a loan under the PPP of the CARES Act, which it has used to retain current employees, maintain payroll and make lease and utility payments. The PPP loan matures on April 23, 2022 if not forgiven and bears annual interest at a rate of 1.0%.   Due to the size of the PPP loan, it is subject to review, which introduces an additional layer of uncertainty.

Under the CARES Act, small businesses may apply for a PPP loan if they employ no more than 500 employees, or are a business in an industry that has an employee-based size standard established by the SBA that is greater than 500 employees. The Company operates under NAICS Code 334418 where the minimum employee threshold is 750. In establishing eligibility for a  PPP loan, the Company has considered its U.S. Resident headcount based on the SBA rules in place at the time of the application, which the Company believes is within the eligibility threshold.

Under the CARES Act, forgiveness of a PPP loan is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP loan will ultimately be forgiven by the SBA. If the loan is not forgiven, the Company will be required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 23, 2022 any principal amount outstanding on the PPP loan.    In order to apply for the PPP loan, the Company was required to certify, that the current economic uncertainty, including, among other factors, the short term customer demand reduction, made the PPP loan request necessary to support its ongoing operations. The Company made this certification in good faith after analyzing, among other things, the continued employment of its entire U.S. workforce, certain obvious “work-from-home” limitations associated with the nature of its business, and its ability to meet fixed cost obligations, in light of customer concerns. Furthermore, the Company considered its classification as a “smaller reporting company” under SEC rules and its need for additional funding to continue operations, and its lack of ability to currently access alternative forms of capital in the current market environment to fund working capital requirements. Based on this analysis, it believes that it satisfied all eligibility criteria for the PPP loan, and that the receipt of the PPP loan is consistent with the broad objectives of the CARES Act. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety in a lump sum or be subject to additional penalties, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company may not be able to achieve the expected benefits of the proposed business combination between the Company and Wagz (the “acquisition”), including anticipated revenue and cost synergies, and costs associated with achieving synergies or integrating Wagz may exceed its expectations.

The Company may not be able to achieve the expected benefits of the Wagz acquisition, including anticipated revenue and cost synergies. There can be no assurance that the Wagz acquisition will be beneficial to the Company.  Moreover, the Company may not be able to integrate the assets acquired in the Wagz acquisition or achieve our expected cost synergies without increases in costs or other difficulties.  Although Wagz will be a stand-alone operation of SigmaTron, the integration process may be complex, costly and time-consuming.  The Company expects to incur expenses in connection with the integration of the Wagz acquisition.  While it is anticipated that certain expenses will be incurred to achieve operational synergies, such expenses are difficult to estimate accurately, and may exceed current estimates.  Accordingly, the benefits from the Wagz acquisition may be offset by costs incurred or delays in integrating the businesses.  Any unexpected costs or delays incurred in connection with the integration of the Wagz acquisition could have an adverse effect on the Company’s business, results of operations, financial condition and prospects, as well as the market price of its common stock.

The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. In addition, even if the operations of the Company’s business and Wagz’s business are integrated successfully, the Company may not realize the full benefits of the Wagz acquisition, including the synergies, cost savings or sales or growth opportunities that it expects. These benefits may not be achieved within the anticipated time frame, or at all.

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

The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates which may have an adverse impact on the Company.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The Company uses LIBOR as a reference rate in its senior secured credit facility. The interest rate for the Company’s senior secured credit facility is calculated using LIBOR.  The Company’s revolving credit facility contains a stated minimum value for LIBOR, and as of April 30, 2020, the Company had $26,884,494 in outstanding indebtedness indexed to LIBOR.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice as the alternative to LIBOR for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR.  ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR.  Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR.  At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on the Company’s liquidity.  However, if LIBOR ceases to exist or a new method of calculating LIBOR is adopted, the Company may need to renegotiate its credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, these changes may have an adverse impact on the value of or interest earned on any LIBOR-based marketable securities, loans and derivatives that are included in the Company’s financial assets and liabilities, which may have a material adverse effect on its financial condition and results of operations.

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

The Company relies on numerous third-party suppliers for components used in the Company’s production process.  Certain of these components are available only from single-sources or a limited number of suppliers.  In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers.  The loss of any such suppliers could have a material impact on the Company’s results of operations.  Further, the Company could operate at a cost disadvantage compared to competitors who have greater buying power from suppliers.  The Company does not enter into long-term purchase agreements with major or single-source suppliers, but the Company frequently places cancellable scheduled purchase orders with suppliers that extend out as far as one year.  The current component market place remains volatile.  Lead times have recently shortened but lead times for certain select components can still exceed 24 to 36 weeks.  The Company’s orders for components are always based on the changing needs of its customers.

Most of the Company’s customers production schedules are volatile, which makes it difficult to schedule production and achieve maximum efficiency at the Company’s manufacturing facilities and manage inventory levels.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies.  From time to time the currencies fluctuate against the U.S. Dollar.  Such fluctuations could have a material impact on the Company’s results of operations and performance.  The impact of currency fluctuations for the fiscal year ended April 30, 2020, resulted in net foreign currency transaction losses of $285,654 compared to net foreign currency losses of approximately $434,000 in the prior year.  These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations.  The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

The Company has foreign operations that may pose additional risks.

The Company has substantial manufacturing operations in multiple countries.  Therefore, the Company’s foreign businesses and results of operations are dependent upon numerous related factors, including the stability of the foreign economies, the political climate, relations with the United States, prevailing worker wages, the legal authority of the Company to operate and expand its business in a foreign country, the ability to identify, hire, train and retain qualified personnel and operating management in Mexico, China and Vietnam, and the Company’s ability to manage disruptions resulting from foreign government lockdowns and other actions taken in response to the COVID-19 pandemic.

The Company obtains many of its materials and components through its IPO in Taipei, Taiwan.  The Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.

Approximately 16% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2020, of which 10% and 4% of the total assets were located in China and Mexico, respectively, and 2% in other foreign locations. As of April 30, 2019, approximately 13% of the total assets were located in foreign jurisdictions, of which 8% and 4% were located in China and Mexico, respectively, and 1% in other foreign locations.

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

The Company currently has labor union contracts with its employees constituting approximately 46%  and 48% of its workforce for fiscal years 2020 and 2019, respectively.  Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

In the past, the Company has been notified of claims relating to various matters including contractual matters, labor issues or other matters arising in the ordinary course of business.  In the event of any such claim, the Company may be required to spend a significant amount of money and resources, even where the claim is without merit.  Accordingly, the resolution of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on the Company’s business, consolidated financial conditions and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At April 30, 2020, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China.  In addition, the Company provides material procurement services through all its locations.  The Company provides design services in Elgin, Illinois U.S.  The Company has an information technology office in Taichung, Taiwan.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	216,950	Electronic and electromechanical manufacturing solutions	* ***
Elk Grove Village, IL	124,300	Corporate headquarters and electronic and electromechanical manufacturing solutions	Owned
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Acuna, Mexico	115,000	Electronic and electromechanical manufacturing solutions	Owned **
Chihuahua, Mexico	121,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
El Paso, TX	18,200	Warehousing and distribution	Leased
Elgin, IL	45,000	Design services	Owned
Del Rio, TX	28,000	Warehousing and distribution	Owned
Del Rio, TX	16,000	Warehousing and distribution	Leased
San Diego, CA	30,240	Warehousing and distribution	Leased
Ho Chi Minh City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Taichung, Taiwan	1,650	Information technology office	Leased

*The Company’s Suzhou, China building is owned by the Company and the land is leased from the Chinese government for a 50 year term ending on July 15, 2053.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and El Paso, Texas properties are occupied pursuant to leases of the premises.  The lease agreement for the El Paso, Texas property expires January 2030.  The lease agreement for the San Diego, California property expires August 2024.  The lease agreement for the Union City, California property expires March 2021.  The Chihuahua, Mexico lease expires July 2021.  The Tijuana, Mexico lease expires November 2023.  The lease agreement for the Ho Chi Minh City, Vietnam property expires July 2020.  The Company’s manufacturing facilities located in Acuna, Mexico, Del Rio, Texas, Elgin, Illinois and Elk Grove Village, Illinois are owned by the Company, except for a portion of the facility in Acuna, Mexico, which is leased.  The Company has an option to buy the leased portion of the facility in Acuna, Mexico.  The properties in Del Rio, Texas, Elk Grove Village, Illinois and Elgin, Illinois are financed under separate mortgage loan agreements.  The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities.  The Company leases the information technology office in Taichung, Taiwan.  The Company believes its current facilities are adequate to meet its current needs.  In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

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

As of August 6, 2020, there were approximately 35 holders of record of the Company’s common stock, which does not include shareholders whose stock is held through securities position listings.  The Company estimates there to be approximately 1,302 beneficial owners of the Company’s common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements, including the phase-out of LIBOR; the ability to meet the Company’s financial covenant; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 (commonly known as “Coronavirus”) which has threatened the Company’s financial stability by causing a decrease in consumer revenues, caused a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

Sales can be a misleading indicator of the Company’s financial performance.  Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2020 and April 30, 2019.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Factors Affecting Results

COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on the Company’s businesses.  The Company reported a pre-tax loss of $172,525 or the fourth quarter of fiscal year 2020 and a pre-tax profit of $1,093,134 for the fiscal year.  Through March 2020, sales were up year over year.  In April 2020, sales were down approximately 30%, as compared to April 2019.  In addition, operating expenses were also down significantly in April 2020, as compared to April 2019, as certain variable expenses decreased with sales.

PPP Loan and CARES Act.  During the fourth fiscal quarter the Company received a $6,282,973 PPP loan. The Company received the PPP loan under the CARES Act. The Company believes it met the requirements for eligibility.  When part or all of the loan is forgiven under the program, that benefit will be recorded in the quarter in which the forgiveness occurs. During the fourth quarter the Company had operational interruptions and incurred significant expenses related to the COVID pandemic at all of its operations.  In some locations the interruptions and expenses were worse than others.

For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – The ongoing COVID-19 global pandemic and measures taken in response thereto have adversely affected the Company’s results of operations and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.”

One of several disappointments tied to the COVID pandemic is that the Company was approaching the fourth quarter with significant momentum and a strong backlog.  During the pandemic, the Company has seen several customers with an unexpected and un-forecasted uptick in demand while others had a precipitous drop in demand.  It is difficult to predict how these various markets will sort themselves out over the next several quarters but the Company is cautiously optimistic that things are heading in the right direction.  The Company believes its backlog and resultant revenue stream have recently started an upward trend.  This is primarily based on the Company’s customers’ orders and backlog.  While the economic recovery seems fragile at this time, it does appear that it is trending in a positive direction for the second half of calendar year 2020.

Recent Developments

On June 4, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a privately held company in the pet technology (“Pet Tech”) market, announced that they have executed a Letter of Intent (“LOI”) relating to a proposed business combination.  Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,270,000 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company.  The potential benefits to the Company from that transaction were summarized in the June 4, 2020 announcement.  The parties expect the transaction to close by the end of October 2020 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to closing including finalizing a material definitive agreement and the Company raising additional capital that it projects will be needed for the expanded operations in the amount of approximately or not less than $7,500,000.

Critical Accounting Policies:

Management Estimates and Uncertainties -  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, deferred income, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of long-lived assets.  Actual results could materially differ from these estimates.

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

Inventories - Inventories are valued at cost.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or net realizable value.  The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Of the Company’s raw materials inventory, a substantial portion has been purchased to fulfill committed future orders or for which the Company is contractually entitled to recover its costs from its customers.  For the remaining raw materials inventory, a provision for excess and obsolete inventories is recorded for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company records these inventory reserves against the inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

Intangible Assets - Intangible assets are comprised of finite life intangible assets including non-compete agreements and customer relationships.  Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 7 years for non-compete agreements except for customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment.  The Company’s analysis for fiscal year 2020 and 2019 did not indicate that any of its other long-lived assets were impaired.    For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – The ongoing COVID-19 global pandemic and measures taken in response thereto have adversely affected the Company’s results of operations and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.”

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.  The Company’s valuation allowance was $989,194 and $1,294,605 as of April 30, 2020 and April 30, 2019, respectively.  The reduction in valuation allowance is attributable to a reduction of underlying NOL carryforwards in China to offset current year income and NOL carryforwards in Vietnam, pursuant to a recently concluded examination by the Vietnam tax authorities.

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

New Accounting Standards:

See Note B – Summary of Significant Accounting Policies in the consolidated financial statements.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2020 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2019

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2020	2019

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	91.1	90.9
Selling and administrative expenses	7.9	8.0
Total operating expenses	99.0	98.9
Operating income	1.0%	1.1%

Net sales decreased 3.3% to $281,042,482 in fiscal year 2020 from $290,553,951 in the prior year.  The Company’s sales decreased in fiscal year 2020 in consumer electronics and industrial electronics compared to the prior year.  The decrease in sales dollars for these marketplaces was partially offset by an increase in sales dollars in the medical/life science marketplace.  In the fourth quarter of fiscal 2020 sales were negatively impacted by the COVID-19 pandemic due to temporary closings  of several of the Company’s manufacturing operations.

Gross profit decreased to $25,104,890, or 8.9% of net sales, in fiscal year 2020 compared to $26,341,769 or 9.1% of net sales, in the prior fiscal year.  The decrease in gross profit dollars for fiscal year 2020 was primarily the result of decreased sales.

Selling and administrative expenses decreased in fiscal year 2020 to $22,292,309, or 7.9% of net sales compared to $23,263,117, or 8.0% of net sales, in fiscal year 2019.  The decrease in selling and administrative dollars was attributable to sales salaries, bad debt expense, financing fees and other professional fees.  The decrease in the foregoing selling and administrative expenses were partially offset by an increase in legal fees, bonus expense and other general administrative expenses.  Selling and administrative expenses decreased as a percent of net sales due to a decrease in total selling and administrative dollars in fiscal year 2020 compared to the prior year.

Interest expense, net, decreased to $1,839,060 in fiscal year 2020 compared to $2,413,297 in fiscal year 2019.  Interest expense decreased primarily due to the decreased borrowings under the Company’s banking arrangements and mortgage obligations.

In fiscal year 2020, the Company reported income tax expense of $650,032 compared to an income tax expense of $1,731,415 in fiscal year 2019.  The effective rate for the fiscal years ended April 30, 2020 and April 30, 2019 was 59.47% and 199.86%, respectively. The decrease in income tax expense and effective tax rate is due primarily to the valuation allowance established on certain deferred tax assets related to foreign net operating loss carryforwards in the previous year.

The Company reported a net income of $443,102 in fiscal year 2020 compared to a net loss of $865,114 for fiscal year 2019.  Basic and diluted earnings per share for fiscal year 2020 were $0.10 each, compared to basic and diluted loss per share of $0.20 each for the fiscal year ended April 30, 2019.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $15,454,294 for the fiscal year ended April 30, 2020, compared to cash flow used in operating activities of $1,619,500 for the prior fiscal year.  Cash flow provided by operating activities was primarily the result of net income and an increase in accounts payable in the amount of $10,143,939.  The increase in accounts payable is the result of more favorable payment terms with vendors.    Cash flow provided by operating activities was partially offset by an increase in prepaid expenses and other assets.

Cash flow used in operating activities was $1,619,500 for the fiscal year ended April 30, 2019.  Cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $5,134,297, a decrease in accounts payable of $3,699,388 and the reported net loss.  The increase in accounts receivable was the result of increased sales and the timing of payments.    Cash flow used in operating activities was partially offset by a decrease in inventory.

Investing Activities.

In fiscal year 2020, the Company purchased in cash $4,646,325 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases up to $4,570,000 in fiscal year 2021.  The Company anticipates purchases will be funded by lease transactions.  However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding or leases at acceptable terms, if at all, in the future.

In fiscal year 2019, the Company purchased in cash $2,361,629 in machinery and equipment to be used in the ordinary course of business.  The Company purchases were funded by the bank line of credit and lease transactions.

Financing Activities.

Cash used in financing activities was $4,265,834 for the fiscal year ended April 30, 2020.  Cash used in financing activities was primarily the result of net payments under the line of credit offset by the proceeds from the PPP loan of $6,282,973.

Cash provided by financing activities was $3,265,340 for the fiscal year ended April 30, 2019.  Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Financing Summary.

Debt and finance lease obligations consisted of the following at April 30, 2020 and April 30, 2019:

	2020	2019

Debt:
Notes Payable - Banks	$33,472,125	$35,727,212
Notes Payable - Buildings	6,922,561	6,650,000
Notes Payable - Equipment	1,300,278	1,328,753
Unamortized deferred financing costs	(279,740)	(303,310)
Total debt	41,415,224	43,402,655
Less current maturities	2,878,160	691,701
Long-term debt	$38,537,064	$42,710,954

Finance lease obligations	$3,787,017	$4,802,158
Less current maturities	1,902,295	1,939,374
Total finance lease obligations, less current portion	$1,884,722	$2,862,784

Notes Payable - Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 2.33% at April 30, 2020).  Interest is due monthly.

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

On April 23, 2020, the Company entered into a loan with U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973. The loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default.  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven.  To the extent that all or part of the

PPP loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement

On July 15, 2020 and August 7, 2020, the Company and U.S. Bank entered into amendments of the revolving credit facility.  The amendments revise the Fixed Charge Coverage Ratio.

As of April 30, 2020, there was $26,884,494 outstanding and $13,850,575 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  Deferred financing costs of $97,611 were capitalized during the fiscal year ended April 30, 2020, which are amortized over the term of the agreement.  As of April 30, 2020 and April 30, 2019, the unamortized amount offset against outstanding debt was $218,062 and $209,162, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $709,000 as of April 30, 2020, and the facility is collateralized by Wujiang SigmaTron Electronic Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  As of April 30, 2020 the outstanding balance under the facility was $304,658.  There was no outstanding balance under the facility at April 30, 2019.

Notes Payable - Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2020, the unamortized amount included as a reduction to long-term debt was $32,760.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,732,000 and $4,940,000 at April, 30 2020 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2020 the unamortized amount included as a reduction to long-term debt was $28,918.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,638,000 and $1,710,000 at April, 30 2020 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to purchase the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas.  The note requires the Company to pay monthly installment payments in the amount of $6,103, bears interest at a fixed rate of 5.75% per year and is payable over a 120 month period.  The outstanding balance was $552,561 at April, 30 2020.

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 2025 through April 2025, with quarterly installment payments ranging from $10,723 to $12,856 and a fixed interest rate of 8.25%.

Finance Lease Obligations

The Company enters into various finance lease agreements.  The terms of the lease agreements mature through November 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuations for the fiscal year ended April 30, 2020, resulted in net foreign currency transaction losses of $285,654 compared to net foreign currency losses of approximately $434,000 in the prior year.  In fiscal year 2020, the Company paid approximately $60,510,000 to its foreign subsidiaries for manufacturing services.    All intercompany balances have been eliminated upon consolidation.

The Company expects that the significant disruption in business activity and the financial markets created by the COVID-19 global pandemic will impact several sources of its liquidity, and is therefore continuously and critically reviewing its liquidity and anticipated capital requirements.  For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – The ongoing COVID-19 global pandemic and measures taken in response thereto have adversely affected the Company’s results of operations and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.”

The Company is in compliance with its financial covenant and other restrictive covenants as of April 30, 2020.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of April 30, 2020.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2020.

Management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, management believes that, as of April 30, 2020, our internal control over financial reporting was effective.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2020, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2020.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

                  INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on   Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 36.

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

10.53

Lease No. 10, entered into August 20,2019, in an attachment to Maser Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 11, 2019.

10.54

Lease No. 11 entered into October 10, 2019, in an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’ Form 10-Q filed on December 11, 2019.

10.55	Sigmatron International, Inc. 2019 Employee Stock Option Plan dated September 13, 2019, incorporated herein by reference to Exhibit 10.1 to the Company’ Form 8-K filed on September 17, 2019.*

10.56	Promissory Note , entered into February 18, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc.**

10.57	Promissory Note , entered into March 16, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc.**

10.58	Lease No. 12 entered into April 15, 2020, in an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.**

10.59	SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2021 dated April 17, 2020, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 20, 2020.*

10.60

U.S. Bank SBA Payroll Loan Agreement dated April 23, 2020 by and between SigmaTron International, Incorporation, incorporated here by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 24, 2020.

21.0	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K for the fiscal year ended April 30, 2014, filed on July 24, 2014.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2020).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: August 12, 2020

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	August 12, 2020
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	August 12, 2020
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	August 12, 2020
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	August 12, 2020
Dilip S. Vyas

/s/ Paul J. Plante	Director	August 12, 2020
Paul J. Plante

/s/ Barry R. Horek	Director	August 12, 2020
Barry R. Horek

/s/ Bruce J. Mantia	Director	August 12, 2020
Bruce J. Mantia

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (the “Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for leases effective May 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Chicago, Illinois

August 12, 2020

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2020 and 2019

C

ASSETS	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$6,779,445	$1,005,810
Accounts receivable, less allowance for doubtful accounts of
$727,252 and $631,283 at April 30, 2020 and 2019,
respectively	30,804,976	31,441,381
Inventories, net	87,179,369	85,579,575
Prepaid expenses and other assets	1,510,943	2,436,894
Refundable and prepaid income taxes	1,699,970	1,339,739
Other receivables	2,642,094	1,741,890

Total current assets	130,616,797	123,545,289

PROPERTY, MACHINERY AND EQUIPMENT, NET	33,935,760	33,232,769

OTHER LONG-TERM ASSETS
Intangible assets, net	2,350,949	2,713,360
Deferred income taxes	284,435	384,022
Other assets	8,891,090	1,589,325

Total other long-term assets	11,526,474	4,686,707

TOTAL ASSETS	$176,079,031	$161,464,765

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2020 and 2019

LIABILITIES AND STOCKHOLDERS’ EQUITY	2020	2019

CURRENT LIABILITIES
Trade accounts payable	$55,770,953	$45,627,014
Accrued expenses	2,670,504	2,410,311
Accrued wages	4,206,825	4,680,399
Income taxes payable	469,143	60,921
Current portion of long-term debt	2,878,160	691,701
Current portion of finance lease obligations	1,902,295	1,939,374
Current portion of operating lease obligations	2,150,161	-
Contingent consideration	-	57,537
Current portion of deferred rent	-	139,509

Total current liabilities	70,048,041	55,606,766

Long-term debt,
less current portion	38,537,064	42,710,954
Finance lease obligations,
less current portion	1,884,722	2,862,784
Operating lease obligations,
less current portion	5,281,811	-
Income taxes payable	452,619	500,263
Other long-term liabilities	810,769	1,155,907
Deferred rent, less current portion	-	179,059
Deferred income taxes	188,206	161,583

Total long-term liabilities	47,155,191	47,570,550

Total liabilities	117,203,232	103,177,316

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,242,508 and 4,240,008 shares issued
and outstanding at April 30, 2020 and 2019, respectively	42,265	42,146
Capital in excess of par value	23,619,513	23,474,379
Retained earnings	35,214,021	34,770,924

Total stockholders’ equity	58,875,799	58,287,449

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$176,079,031	$161,464,765

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2020 and 2019

	2020	2019

Net sales	$281,042,482	$290,553,951

Cost of products sold	255,937,592	264,212,182

Gross profit	25,104,890	26,341,769

Selling and administrative expenses	22,292,309	23,263,117

Operating income	2,812,581	3,078,652

Other income	(119,613)	(200,946)
Interest expense	1,839,060	2,413,297

Income before income taxes	1,093,134	866,301

Income tax expense	650,032	1,731,415

NET INCOME (LOSS)	$443,102	$(865,114)

Earnings (loss) per common share
Basic	$0.10	$(0.20)

Diluted	$0.10	$(0.20)

Weighted-average shares of common
stock outstanding
Basic	4,242,351	4,228,592

Diluted	4,270,050	4,228,592

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2020 and 2019

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2018	$-	41,896	23,132,017	35,636,038	58,809,951

Recognition of stock-based compensation	-	-	166,612	-	166,612

Restricted stock awards	-	250	175,750	-	176,000

Net loss	-	-	-	(865,114)	(865,114)

Balance at April 30, 2019	-	42,146	23,474,379	34,770,924	58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Recognition of stock-based compensation	-	-	90,432	-	90,432

Restricted stock awards	-	119	54,702	-	54,821

Net income	-	-	-	443,102	443,102

Balance at April 30, 2020	$-	$42,265	$23,619,513	$35,214,021	$58,875,799

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net income (loss)	$443,102	$(865,114)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization of property, machinery and equipment	4,947,200	5,007,440
Amortization of right-of-use operating lease assets	2,088,108	-
Stock-based compensation	90,432	166,612
Restricted stock expense	54,821	176,000
Provision for doubtful accounts	95,969	331,283
Provision for inventory obsolescence	221,499	268,234
Deferred income tax expense	126,210	887,242
Amortization of intangible assets	362,411	374,725
Amortization of financing fees	121,181	91,104
Fair value adjustment of contingent consideration	-	40,324
Loss from disposal or sale of machinery and equipment	80,678	5,086
Changes in operating assets and liabilities
Accounts receivable	540,436	(5,134,297)
Inventories	(1,821,293)	1,081,984
Prepaid expenses and other assets	(2,366,279)	(766,635)
Refundable and prepaid income taxes	(360,231)	315,670
Income taxes payable	360,578	63,184
Trade accounts payable	10,143,939	(3,699,388)
Deferred rent	-	(214,032)
Operating lease liabilities	1,103,636	-
Accrued expenses and wages	(778,103)	251,078
Net cash provided by (used in) operating activities	15,454,294	(1,619,500)
Cash flows from investing activities
Purchases of machinery and equipment	(4,646,325)	(2,361,629)
Advances on other receivables	(768,500)	-
Net cash used in investing activities	(5,414,825)	(2,361,629)
Cash flows from financing activities
Proceeds under equipment note	383,226	182,557
Payments of contingent consideration	(57,537)	(196,247)
Payments under finance lease and sale leaseback agreements	(2,099,685)	(2,410,895)
Payments under equipment note	(411,701)	(402,574)
Proceeds under building notes payable	556,000	-
Payments under building notes payable	(283,439)	(280,000)
Borrowings under revolving line of credit	323,132,190	333,607,697
Payments under revolving line of credit	(331,670,250)	(327,160,115)
Proceeds under PPP loan note payable	6,282,973	-
Payments of debt financing costs	(97,611)	(75,083)
Net cash (used in) provided by financing activities	(4,265,834)	3,265,340

Change in cash and cash equivalents	5,773,635	(715,789)

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Years ended April 30, 2020 and 2019

Cash and cash equivalents at beginning of year	1,005,810	1,721,599
Cash and cash equivalents at end of year	$6,779,445	$1,005,810

	2020	2019
Supplementary disclosures of cash flow information
Cash paid for interest	$1,841,381	$2,272,487
Cash paid for income taxes	827,630	645,049
Purchase of machinery and equipment financed
under finance leases	1,084,543	617,470
Financing of insurance policy	219,584	203,435

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products.  In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.  As of April 30, 2020, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.  Approximately 16% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2020, of which 10% and 4% of the assets were located in China and Mexico, respectively, and 2% in other foreign locations. As of April 30, 2019, approximately 13% of the total assets were located in foreign jurisdictions, of which 8% and 4% were located in China and Mexico, respectively, and 1% in other foreign locations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan.  The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar.  Intercompany transactions are eliminated in the consolidated financial statements.  The impact of currency fluctuations for the fiscal year ended April 30, 2020, resulted in net foreign currency transaction losses of approximately $285,654 compared to net foreign currency losses of $433,742 in the prior year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, lower of cost or net realizable value for inventory, deferred income,  deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of long-lived assets.  Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments with original maturities within three months of the purchase date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

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

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers without recourse. The accounts receivable balances sold are at the election of the Company.  The Company incurred fees for such sales, which are reflected as selling and administrative expenses on the Company’s income statement and were not material for the fiscal year ended April 30, 2020 or April 30, 2019.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale.  During the years ended April 30, 2020 and April 30, 2019, the Company sold without recourse trade receivables of approximately $85,000,000 and $77,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's consolidated statements of cash flows.

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

Inventories

Inventories are valued at cost.  Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods.  In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or net realizable value.  The Company establishes inventory reserves for shrinkage and excess and obsolete inventory.  The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss.  Of the Company’s raw materials inventory, a substantial portion has been purchased to fulfill committed future orders or for which the Company is contractually entitled to recover its costs from its customers.  For the remaining raw materials inventory, a provision for excess and obsolete inventories is recorded for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  For convenience, the Company records these inventory reserves against the inventory cost through a contra asset rather than through a new cost basis.  Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the effective interest method over the term of the related debt.  Deferred financing fees of $279,740 and $303,310 net of accumulated amortization of $277,518 and $166,689, respectively, as of April 30, 2020 and April 30, 2019, respectively, are deducted from long term debt on the Company’s balance sheet.

COVID-19 and CARES Act

A pandemic of respiratory disease (abbreviated "COVID-19") began to spread globally, including to the United States, in early 2020. On March 11, 2020, the World Health Organization (WHO) declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak within the U.S., China, Mexico, Vietnam and Taiwan, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. The Company has adopted several measures in response to the COVID-19 outbreak.  To date, the Company has been able to continue to meet the needs of its customers.  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it will have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

COVID-19 and CARES Act - Continued

As further described in Note H, the Company has applied for, and has received, funds under the Paycheck Protection in the amount of $6,282,973. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

Due to the size of the PPP Loan, it is subject to review, which introduces a layer of uncertainty. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP, the Company may be required to repay the PPP in its entirety in a lump sum or be subject to additional penalties, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

April 30, 2020 and 2019

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

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested.  There were 232,821 and 53,309 anti-dilutive common stock equivalents at April 30, 2020 and April 30, 2019, respectively, which have been excluded from the calculation of diluted earnings per share.

	Fiscal Years Ended
	April 30,
	2020	2019

Net income (loss)	$443,102	$(865,114)
Weighted-average shares
Basic	4,242,351	4,228,592
Effect of dilutive stock options	27,699	-

Diluted	4,270,050	4,228,592

Basic earnings (loss) per share	$0.10	$(0.20)

Diluted earnings (loss) per share	$0.10	$(0.20)

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

April 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer, etc.) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption.  For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes possession of dies or molds, which accounted for less than 1% of the Company’s revenue.  For engineering, design, and testing services, the Company’s performance obligations are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance.

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

During fiscal year 2020, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at April 30, 2020.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of April 30, 2020, with an expected duration of greater than one year.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

The majority of sales are made to U.S. based customers.  The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Year Ended April 30,	Year Ended April 30,
Net sales by end-market	2020	2019
Industrial Electronics	$158,972,238	$160,435,562
Consumer Electronics	105,903,419	115,099,199
Medical / Life Sciences	16,166,825	15,019,190
Total Net Sales	$281,042,482	$290,553,951

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses.  Customers are typically invoiced for shipping costs and such amounts are included in net sales.  Shipping and handling costs were not material to the financial statements for fiscal years 2020 or 2019.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2020 and April 30, 2019, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

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

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in the most recent financing transaction, a level 3 input.  As of April 30, 2020, and April 30, 2019 the Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments - Continued

On June 4, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a privately held company in the pet technology (“Pet Tech”) market, announced that they have executed a Letter of Intent (“LOI”) relating to a proposed business combination.  Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,270,000 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company.  The potential benefits to the Company from that transaction were summarized in the June 4, 2020 announcement.  The parties expect the transaction to close by the end of October 2020 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to closing including finalizing a material definitive agreement and the Company raising additional capital that it projects will be needed for the expanded operations in the amount of approximately or not less than $7,500,000.

Intangible Assets

Intangible assets are comprised of finite life intangible assets including non-compete agreements and customer relationships.  Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of  7 years for non-compete agreements except for customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment in accordance with FASB AC 360: Property, Plant and Equipment.  Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment.  If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities.  This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates.  If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value.  The Company further conducts annual reviews of its long-lived asset groups for possible impairment.  The Company’s analysis for fiscal year 2020 and 2019 did not indicate that any of its other long-lived assets were impaired.    The Company has yet to experience significant supply chain interruptions or material cancellations of orders; however, the potential impact of future disruptions, continued economic uncertainty over COVID-19 may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.  It is reasonably possible that these potential adverse impacts may result in the recognition of material impairments or other related charges in future periods.

Investment in Wagz

As more fully described in Note E - Related Parties, the Company has recorded an investment in Wagz, a privately held company whose equity does not have a readily determinable fair value.  As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2.  At April 30, 2019, the Company continued to recognize the fair value of the Wagz common stock at $600,000; it reduced the fair market of the Wagz inventory by $109,046 and it reserved as bad debt the Wagz total account receivable of $331,283.  At April 30, 2020, the Company continued to recognize the fair value of the Wagz common stock at $600,000; the reduction in the fair market of the Wagz inventory by $109,046 and the reserve as bad debt for the Wagz total account receivable of $331,283.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment in Wagz - Continued

On May 29, 2020, Wagz entered into a Convertible Secured Promissory Note with the Company in the principal sum of up to $4,052,478.  The outstanding principal amount of the Note shall be due and payable on the earliest to occur of (1) August 31, 2021; (2) upon the closing of a sale of all or substantially all of the assets or common stock of  Wagz, or (3) an event of default, (the Maturity Date). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. At April 30, 2020,  $768,500 was outstanding under other receivables.

On June 4, 2020, the Company and Wagz announced that they have executed a LOI relating to a proposed business combination.  Subject to the terms and conditions set forth in the LOI, the Company expects to issue approximately 2,270,000 shares of its common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company.  The parties expect the transaction to close by the end of October 2020 and the acquisition remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to closing such as finalizing a material definitive agreement and the Company raising of additional capital that it projects will be needed for the expanded operations in the amount of at least $7,500,000.

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

April 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

Upon adoption, the Company recorded Right-of-use ("ROU") assets and lease liabilities relating to operating leases of $6,017,771 and $6,290,289, respectively. The changes did not have a material impact on our results of operations or cash flows. The discount rates used to calculate the ROU assets and lease liabilities as of the effective date were based on the remaining lease terms as of the effective date. See Note M - Leases, for the impact on the financial statements and related disclosures from the adoption of this standard.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which simplifies accounting for income taxes by removing certain exceptions to intra-period allocations, investments, calculations in interim periods and to improve consistent application. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 15, 2020. The Company is currently evaluating the new guidance and has not determined the impact this ASU may have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional guidance for a period of time to ease the potential burden in accounting for the transition from reference rates that are expected to be discontinued. Regulators and market participants in various jurisdictions have undertaken efforts to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. The changes provide optional expedients and exceptions for applying US GAAP to contract, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 and can be adopted no later than December 31, 2022. The Company is currently evaluating the new guidance and has not determined the impact this ASU may have on its consolidated financial statements.

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2020	2019
Beginning Balance	$631,283	$300,000
Bad debt expense	95,969	331,283
Write-offs	-	-
	$727,252	$631,283

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2020	2019

Finished products	$20,998,329	$20,682,669
Work-in-process	5,215,280	3,037,810
Raw materials	62,316,122	63,203,068
	88,529,731	86,923,547
Less obsolescence reserve	1,350,362	1,343,972
	$87,179,369	$85,579,575

Changes in the Company’s inventory obsolescence reserve are as follows:

	2020	2019

Beginning balance	$1,343,972	$1,202,932
Provision for obsolescence	221,499	268,234
Write-offs	(215,109)	(127,194)
	$1,350,362	$1,343,972

NOTE E - RELATED PARTIES

In March 2015, two of the Company’s executive officers invested in a start-up customer, Petzila, Inc. (“Petzila”).  The executive officers’ investments constituted less than 2% (individually and in aggregate) of the outstanding beneficial ownership of Petzila, according to information provided by Petzila to the executive officers.

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

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in the most recent financing transaction, a level 3 input.  The Company did not assign any value to the earn-out because any receipts from the earn-out are highly uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz. Accordingly, the Company recognized the fair value of the assets received from Wagz and derecognized the receivables from Petzila.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE F - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2020	2019

Land and buildings	$18,297,353	$17,158,071
Machinery and equipment	71,490,678	66,390,457
Office equipment and software	11,574,938	11,008,826
Leasehold improvements	2,818,161	2,733,372
Equipment under finance leases	8,739,177	10,164,067

	112,920,307	107,454,793

Less accumulated depreciation
and amortization, including accumulated
amortization of assets under
finance leases of $2,295,223
and $2,644,661 at April 30,
2020 and 2019, respectively	78,984,547	74,222,024

Property, machinery and
equipment, net
	$33,935,760	$33,232,769

Depreciation and amortization expense of property, machinery and equipment was $4,947,200 and $5,007,440  for the fiscal years ended April 30, 2020 and April 30, 2019, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE G - INTANGIBLE ASSETS

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2020 and April 30, 2019, as follows:

	April 30, 2020		April 30, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Spitfire:
Non-contractual customer relationship	4,690,000	2,339,051	4,690,000	1,977,255
Non-compete agreements	50,000	50,000	50,000	49,385
Total	$4,740,000	$2,389,051	$4,740,000	$2,026,640

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2027, for the remaining fiscal years is as follows:

For the fiscal years ending April 30:
	2021	$354,203
	2022	346,582
	2023	339,128
	2024	331,842
	2025	324,702
	Thereafter	654,492
		$2,350,949

Amortization expense was $362,411  and $374,725  for the years ended April 30, 2020 and April 30, 2019, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE H - LONG-TERM DEBT

Debt and finance lease obligations consisted of the following at April 30, 2020 and April 30, 2019:

	2020	2019

Debt:
Notes Payable - Banks	$33,472,125	$35,727,212
Notes Payable - Buildings	6,922,561	6,650,000
Notes Payable - Equipment	1,300,278	1,328,753
Unamortized deferred financing costs	(279,740)	(303,310)
Total debt	41,415,224	43,402,655
Less current maturities	2,878,160	691,701
Long-term debt	$38,537,064	$42,710,954

Finance lease obligations	$3,787,017	$4,802,158
Less current maturities	1,902,295	1,939,374
Total finance lease obligations, less current portion	$1,884,722	$2,862,784

Notes Payable - Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 2.33% at April 30, 2020).  Interest is due monthly.

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

On April 23, 2020, the Company entered into a loan with U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $6,282,973. The loan, in the form of a promissory note, matures on April 23, 2022.   No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default.  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE H - LONG-TERM DEBT - Continued

Notes Payable – Banks - Continued

and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven.  To the extent that all or part of the PPP loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement.

On July 15, 2020 and August 7, 2020, the Company and U.S. Bank entered into amendments of the revolving credit facility.  The amendments revise the Fixed Charge Coverage Ratio.

As of April 30, 2020, there was $26,884,494 outstanding and $13,850,575 of unused availability under the U.S. Bank facility compared to an outstanding balance of $35,727,212 and $6,645,730 of unused availability at April 30, 2019.  Deferred financing costs of $97,611 were capitalized during the fiscal year ended April 30, 2020, which are amortized over the term of the agreement.  As of April 30, 2020 and April 30, 2019, the unamortized amount offset against outstanding debt was $218,062 and $209,162, respectively.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 5,000,000 Renminbi, approximately $709,000 as of April 30, 2020, and the facility is collateralized by Wujiang SigmaTron Electronic Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  As of April 30, 2020, the outstanding balance under the facility was $304,658.  There was no outstanding balance under the facility at April 30, 2019.

The Company is in compliance with its financial covenant and other restrictive covenants as of April 30, 2020.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2020, the unamortized amount included as a reduction to long-term debt was $32,760.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,732,000 and $4,940,000 at April 30, 2020 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of April 30, 2020 the unamortized amount included as a reduction to long-term debt was $28,918.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,638,000 and $1,710,000 at April 30, 2020 and April 30, 2019, respectively.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to purchase the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas.  The note requires the Company to pay monthly installment payments in the amount of $6,103, bears interest

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE H - LONG-TERM DEBT - Continued

Notes Payable – Buildings - Continued

at a fixed rate of 5.75% per year and is payable over a 120 month period.  The outstanding balance was $552,561 at April 30, 2020.

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 2025 through April 2025, with quarterly installment payments ranging from $10,723 to $12,856 and a fixed interest rate of 8.25%.

Annual maturities of the Company’s debt, net of deferred financing fees for each of the next five years and thereafter, as of April 30, 2020, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2021	$2,079,218	$322,576	$476,366	$2,878,160
2022	4,203,755	6,135,090	452,018	10,790,863
2023	26,604,754	47,752	190,508	26,843,014
2024	304,658	50,571	91,742	446,971
2025		53,557	89,644	143,201
Thereafter	-	313,015	-	313,015
	$33,192,385	$6,922,561	$1,300,278	$41,415,224

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE H - LONG-TERM DEBT - Continued

Finance Lease Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through November 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Annual future minimum obligations under finance leases and sale leaseback agreements for each of the next five fiscal years and thereafter, as of April 30, 2020, are as follows:

Fiscal Year	Total

2021	$2,118,178
2022	1,374,628
2023	498,307
2024	167,721
2025	-
Total minimum lease payments	4,158,834
Less: Amounts representing interest	371,817
Present value of net minimum lease payments	$3,787,017

Other Long-Term Liabilities

As of April 30, 2020 and April 30, 2019 the Company had recorded $810,769 and $1,155,907, respectively, for seniority premiums of which $717,528 and $1,067,686, respectively, were for retirement accounts related to benefits for employees of the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE I - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2020	2019

Interest	$77,750	$171,551
Commissions	115,385	176,135
Professional fees	730,146	351,575
Other - Purchases	450,000	183,148
Other	1,297,223	1,527,902

	$2,670,504	$2,410,311

Accrued wages consist of the following at April 30:

	2020	2019

Domestic wages	$1,809,572	$2,030,155
Bonuses	241,480	194,354
Foreign wages	2,155,773	2,455,890

	$4,206,825	$4,680,399

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE J - INCOME TAX

U.S. and foreign income before income tax expense (benefit) for the fiscal years ended April 30 are as follows:

	2020	2019

Domestic	$(131,058)	$2,400,998
Foreign	1,224,192	(1,534,697)

	$1,093,134	$866,301

Income Tax Provision

The income tax expense for the fiscal years ended April 30 consists of the following:

	2020	2019

Current
Federal	$(160,490)	$285,351
State	(311)	27,577
Foreign	684,623	531,245
Total Current	523,822	844,173

Deferred
Federal	23,565	458,572
State	3,058	134,287
Foreign	99,587	294,383
Total Deferred	126,210	887,242

Income tax	$650,032	$1,731,415

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE J - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax expense and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the fiscal years ended April 30 are as follows:

	2020	2019

U.S Federal Provision:
At statutory rate	$229,558	$181,922
State taxes	30	127,245
Foreign tax differential	216,033	75,990
Impact of state tax rate change	2,139	626
Foreign valuation allowance	(305,411)	1,216,504
Impact of foreign permanent items	400,179	62,544
Foreign currency exchange gain/loss	183,177	156,119
Foreign inflation adjustment	(75,673)	(96,749)
Stock based compensation	-	7,214

Provision for income taxes	$650,032	$1,731,415

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2020	2019

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$904,074	$1,196,341
Foreign tax credit	78,100	78,100
Reserves and accruals	748,977	657,471
Stock based compensation	402,394	360,065
Inventory	948,029	962,525
Other intangibles	722,192	778,744
Lease liabilities	1,936,772	83,233
Allowance for doubtful accounts	189,522	162,492
Other DTA	13,043	12,717
Federal benefit of state	6,464	5,822
Total gross deferred tax assets	5,949,567	4,297,510
Less: valuation allowance	(989,194)	(1,294,605)

Net deferred tax assets	$4,960,373	$3,002,905

Deferred Tax Liabilities
Property, machinery & equipment	$(2,780,770)	$(2,615,868)
Prepaids	(197,890)	(164,598)
Lease right-of-use assets	(1,885,484)	-
Total deferred tax liabilities	$(4,864,144)	$(2,780,466)

Deferred tax asset	$284,435	$384,022
Deferred tax liability	(188,206)	(161,583)
Net deferred tax (liability) asset	$96,229	$222,439

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE J - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

The CARES Act was signed into law by the President of the U.S. on March 27, 2020.  This legislation is aimed at providing relief for individuals and businesses impacted by the Coronavirus outbreak. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (NOL), allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of corporate Alternative Minimum Tax credits, temporarily increase the business interest limitation under section 163(j), and allow for deferral of payroll taxes.

The CARES Act also established the Paycheck Protection Program (“PPP”), to be administered by the SBA, whereby certain businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The PPP loan may be forgiven if the funds are used for payroll and other qualified expenses within certain limits.  As described in Note H, the Company received a PPP Loan under the CARES Act of $6,282,963. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. It is expected, however, that if the loan is deemed forgiven any deductions for the covered expenses that gave rise to the loan forgiveness will be disallowed to prevent a double tax benefit. As of April 30, 2020 the loan has not been forgiven and thus the expenses have not been disallowed for federal income tax purposes.

Pursuant to the CARES Act, the Company will carry back its fiscal year 2018 NOL to prior tax years when it was subject to a 34.00% U.S. statutory income tax rate. It previously used this NOL to offset income generated in fiscal year 2019, at which time it was subject to a 21.00% U.S. statutory income tax rate. The Company’s fiscal year 2020 income tax provision includes an estimated $95,000 tax benefit and income tax receivable amount related to the NOL carryback.  The Company continues to evaluate the impact of the CARES Act and subsequent guidance on its overall tax position.

As of April 30, 2019, the Company does not have a NOL carryforward for federal income tax purposes.  The Company has state NOL carry-forwards totaling approximately $104,000 at April 30, 2020, that will begin to expire in fiscal year April 30, 2025.   The Company has foreign NOL carryforwards of $3,839,611 as of April 30, 2020, which will begin to expire in 2023.  The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. With the exception of its foreign tax credits and foreign NOL described below, the Company determined it is more likely than not that it will realize its deferred tax assets due to the reversal of deferred tax liabilities and forecast of future earnings. The Company has established a valuation allowance of $78,100 related to its foreign tax credit carry-forward. The Company’s estimate of cumulative taxable income during the foreign tax credit carryforward period is insufficient to support that the tax benefit from the foreign tax credit is more likely than not to be realized. The Company has also established a valuation allowance of $911,094 on its NOL carryforwards and other deferred tax assets at one of its Chinese subsidiaries and its Vietnam subsidiaries. Based on historical losses and forecasted future earnings the Company has determined that the tax benefit from such assets are not more likely than not to be realized.

Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S.  Absent meeting an exception, unrepatriated foreign earnings generally remain subject to local country withholding taxes upon repatriation.  The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings of $3,307,000 as of April 30, 2020, from its foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE J - INCOME TAX - Continued

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns.  For the fiscal years ended April 30, 2020 and April 30, 2019, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and miscellaneous selling, general and administrative expense, respectively, in the consolidated statements of operations.  For the fiscal years ended April 30, 2020 and April 30, 2019, the amount included in the Company’s balance sheet for such liabilities was $0.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2015.  Vietnam tax authorities recently concluded an examination of years 2009-2018 years and assessed an additional amount due totaling $153,000.

NOTE K - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees.  The Company may elect to match 25.0% of the first 5.0% participant contributions up to $2,000.00 per participant annually.  The Company contributed  $201,819 and $96,086 to the plans during the fiscal years ended April 30, 2020 and April 30, 2019, respectively.  The Company incurred total expenses of $8,250 and $11,750 for the fiscal years ended April 30, 2020 and April 30, 2019, respectively, relating to costs associated with the administration of the plans.

NOTE L - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable.  For the fiscal year ended April 30, 2020, two customers accounted for 16.7% and 14.1% of net sales of the Company, and 3.6% and 5.0%, respectively, of accounts receivable at April 30, 2020.  For the fiscal year ended April 30, 2019, two customers accounted for 15.9% and 15.8% of net sales of the Company and 3.9% and 11.5%, respectively, of accounts receivable at April 30, 2019.  Further, the Company has $355,324 in cash in China as of April 30, 2020.  Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits under certain circumstances.  Funds above this amount are not insured by a guaranteed deposit insurance system.  Under the Federal Deposit Insurance Corporation (“FDIC”) program deposit insurance insures up to $250,000.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE M - LEASES

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE M - LEASES – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		April 30,
	Classification	2020
Operating Leases:
Right-of-use Assets	Other assets	$7,235,166
Operating lease current liabilities	Current portion of operating lease obligations	2,150,161
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	5,281,811
Finance Leases:
Right-of-use Assets	Property, plant and equipment	6,443,954
Finance lease current liabilities	Current portion of finance lease obligations	1,902,295
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,884,722

The components of lease expense for the fiscal year ended April 30, 2020, are as follows:

		April 30,
	Classification	2020
Operating Leases:
Operating lease cost	Operating expenses	2,483,385
Variable lease cost	Operating expenses	300,274
Short term lease cost	Operating expenses	5,400
Finance Leases:
Amortization of right-of-use assets	Operating expenses	451,870
Interest expense	Interest expense	275,217
Total		3,516,146

The weighted average lease term and discount rates are as follows:

April 30,
2020
Operating Leases:
Weighted average remaining lease term (months)	52.7
Weighted average discount rate	3.8%
Finance Leases:
Weighted average remaining lease term (months)	26.27
Weighted average discount rate	7.4%

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE M - LEASES – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the fiscal years ending April 30:
2021	2,295,166	2,118,178
2022	1,652,790	1,374,628
2023	1,669,822	498,307
2024	1,161,702	167,721
2025	506,151	-
Thereafter	487,123	-
Total undiscounted lease payments	7,772,754	4,158,834
Present value discount, less interest	340,782	371,817
Lease liability	$7,431,972	$3,787,017

Supplemental disclosures of cash flow information related to leases as of fiscal year ended April 30, 2020 are as follows:

April 30,
Other Information	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	275,217
Operating cash flows from operating leases	275,654
Financing cash flows from finance leases	2,099,685
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,084,543
Right-of-use assets obtained in exchange for operating lease liabilities	3,305,503

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

April 30, 2020 and 2019

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees and non-employee directors may acquire shares of common stock.  All Option Plans have been approved by the Company’s shareholders.  At April 30, 2020, the Company has 102,000 shares available for future issuance to employees under the employee plans and none are available under the non-employee director plans.  The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors.  The maximum term of options granted under the Option Plans is generally 10 years.  Options granted under the Option Plans are either incentive stock options or nonqualified options.  Each option under the Option Plans is exercisable for one share of stock.  Options forfeited under the Option Plans are available for reissuance.  Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant using the Black-Scholes option pricing model.

The Company granted 48,000 options to employees in fiscal year 2020, which vested immediately.  The Company recognized approximately $90,432 in compensation expense in fiscal year 2020.  The balance of unrecognized compensation expense was $0  at April 30, 2020.

The Company granted 117,914 options to employees in fiscal year 2019.  The Company recognized approximately $166,612 in compensation expense in fiscal year 2019.  The balance of unrecognized compensation expense was $0  at April 30, 2019.

In December 2019, the Company issued 15,000 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vests on June 1, 2020.  The Company recognized $54,821 in compensation expense in fiscal year 2020.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $15,229 at April 30, 2020.  In October 2018, the Company issued 12,500 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vested on April 1, 2019.  The Company recognized $176,000 in compensation expense in fiscal year 2019.  The balance of unrecognized compensation expense related to the Company’s restricted stock award was $0 at April 30, 2019.

The table below summarizes option activity through April 30, 2020:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2018	347,318	5.90	347,318
Options granted during 2019	117,914	3.20
Outstanding at April 30, 2019	465,232	5.22	465,232
Options granted during 2020	48,000	4.28
Outstanding at April 30, 2020	513,232	$5.13	513,232

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options.  As of April 30, 2020 and April 30, 2019, there was no aggregate intrinsic value of the options outstanding.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE N - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

Information with respect to stock options outstanding and exercisable at April 30, 2020 follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2020	contract life	exercise price
Range of exercise prices

$ 3.20-6.45	513,232	6.04 years	$5.13

	513,232		$5.13

As of April 30, 2020, there were no non-vested stock options.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2020:

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter

Net sales	$74,009,981	$74,855,312	$67,407,268	$64,769,921

Gross profit	6,960,332	7,129,486	5,521,777	5,493,295

Income (loss) before income	608,140	977,289	(319,770)	(172,525)
taxes (1)

Net income (loss)	361,025	661,183	(217,039)	(362,067)

Earnings (loss) per share	$0.09	$0.15	$(0.05)	$(0.09)
Basic

Earnings (loss) per share	$0.09	$0.15	$(0.05)	$(0.09)
Diluted

Weighted average shares- Basic	4,241,883	4,242,508	4,242,508	4,242,508

Weighted average shares- Diluted	4,241,883	4,278,901	4,242,508	4,242,508

1.)

The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2020 physical inventory results were completed resulting in an increase in income before income taxes of approximately $530,000.

The aggregate after-tax effect for the above adjustments in the fourth quarter of fiscal year 2020 was an increase to basic earnings per share of $0.05.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

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

2.)	The Company recorded a discrete expense of approximately $457,000 during the second quarter related to a valuation allowance recorded on NOL carryforwards at two of its foreign subsidiaries.

The aggregate after-tax effect for the above adjustment in the second quarter of fiscal year 2019 was an increase to basic earnings per share of $0.19.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2020 and 2019

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