Form 10-Q
period 2020-07-31
SIGMATRON INTERNATIONAL INC
filed 2020-09-11
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

SigmaTron International, Inc.

July 31, 2020

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐

Non-accelerated Filer    ☒        Smaller Reporting Company  ☒

Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 9,  2020:  4,242,508

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	July 31,
	2020	April 30,
	(Unaudited)	2020

Current assets:
Cash and cash equivalents	$2,846,096	$6,779,445

Accounts receivable, less allowance for doubtful accounts of
$395,969 and $727,252 at July 31, 2020 and April 30, 2020, respectively	28,017,482	30,804,976
Inventories, net	85,206,598	87,179,369
Prepaid expenses and other assets	1,222,861	1,510,943
Refundable and prepaid income taxes	1,759,210	1,699,970
Other receivables	4,137,033	2,642,094

Total current assets	123,189,280	130,616,797

Property, machinery and equipment, net	33,632,655	33,935,760

Intangible assets, net	2,261,913	2,350,949
Deferred income taxes	280,764	284,435
Other assets	9,482,870	8,891,090

Total other long-term assets	12,025,547	11,526,474

Total assets	$168,847,482	$176,079,031

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$44,652,683	$55,770,953
Accrued wages	5,202,388	4,206,825
Accrued expenses	2,596,582	2,670,504
Income taxes payable	246,124	469,143
Current portion of long-term debt	4,114,057	2,878,160
Current portion of finance lease obligations	1,772,662	1,902,295
Current portion of operating lease obligations	2,213,415	2,150,161

Total current liabilities	60,797,911	70,048,041

Long-term debt, less current portion	41,211,579	38,537,064
Income taxes payable	404,975	452,619
Finance lease obligations, less current portion	1,464,597	1,884,722
Operating lease obligations, less current portion	5,949,279	5,281,811
Other long-term liabilities	842,700	810,769
Deferred income taxes	186,079	188,206

Total long-term liabilities	50,059,209	47,155,191

Total liabilities	110,857,120	117,203,232

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,257,508 and 4,242,508 shares issued and
outstanding at July 31, 2020 and April 30, 2020, respectively	42,296	42,265
Capital in excess of par value	23,634,711	23,619,513
Retained earnings	34,313,355	35,214,021

Total stockholders' equity	57,990,362	58,875,799

Total liabilities and stockholders' equity	$168,847,482	$176,079,031

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2020	2019
	(Unaudited)	(Unaudited)

Net sales	$60,524,956	$74,009,981
Cost of products sold	56,252,765	67,049,649

Gross profit	4,272,191	6,960,332

Selling and administrative expenses	5,059,525	5,827,326

Operating (loss) income	(787,334)	1,133,006

Other income	(4,098)	(66,362)
Interest expense	338,264	591,228
(Loss) income before income tax expense	(1,121,500)	608,140

Income tax (benefit) expense	(220,834)	247,115

Net (loss) income	$(900,666)	$361,025

(Loss) earnings per share – basic	$(0.21)	$0.09

(Loss) earnings per share – diluted	$(0.21)	$0.09

Weighted average shares of common stock outstanding
Basic	4,250,986	4,241,883

Weighted average shares of common stock outstanding
Diluted	4,250,986	4,241,883

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the three months ended July 31, 2020 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2020	$-	$42,265	$23,619,513	$35,214,021	$58,875,799

Restricted stock awards	-	31	15,198	-	15,229

Net loss	-	-	-	(900,666)	(900,666)

Balance at July 31, 2020	$-	$42,296	$23,634,711	$34,313,355	$57,990,362

	For the three months ended July 31, 2019 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2019	$-	$42,146	$23,474,379	$34,770,924	$58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Net income	-	-	-	361,025	361,025

Balance at July 31, 2019	$-	$42,146	$23,474,379	$35,131,944	$58,648,469

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2020	2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(900,666)	$361,025

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization of property, machinery and equipment	1,265,719	1,235,516
Amortization of right-of-use operating lease assets	(392,989)	532,418
Restricted stock expense	15,229	-
Deferred income tax expense	1,544	9,286
Amortization of intangible assets	89,036	91,420
Amortization of financing fees	36,926	26,614
Loss from disposal or sale of machinery and equipment	4,242	51
Changes in operating assets and liabilities
Accounts receivable	2,787,494	(487,711)
Inventories	1,972,771	11,324,564
Prepaid expenses and other assets	(190,700)	57,808
Refundable and prepaid income taxes	(59,240)	195,046
Income taxes payable	(270,663)	(66,734)
Trade accounts payable	(11,118,270)	(9,386,019)
Operating lease liabilities	730,722	(586,079)
Accrued expenses and wages	886,244	763,629

Net cash (used in) provided by operating activities	(5,142,601)	4,070,834

Cash flows from investing activities
Purchases of machinery and equipment	(966,856)	(684,667)
Advances on other receivables	(1,131,900)	-

Net cash used in investing activities	(2,098,756)	(684,667)

Cash flows from financing activities
Proceeds under equipment notes	1,128,608	-
Payments of contingent consideration	-	(57,537)
Payments under finance lease and sale leaseback agreements	(549,758)	(612,300)
Payments under equipment notes	(118,599)	(102,925)
Payments under building notes payable	(80,416)	(70,000)
Borrowings under revolving line of credit	76,661,576	82,796,750
Payments under revolving line of credit	(73,725,348)	(84,852,276)
Payments of debt financing costs	(8,055)	(5,959)

Net cash provided by (used in) financing activities	3,308,008	(2,904,247)

Change in cash and cash equivalents	(3,933,349)	481,920
Cash and cash equivalents at beginning of period	6,779,445	1,005,810

Cash and cash equivalents at end of period	$2,846,096	$1,487,730

Supplementary disclosures of cash flow information
Cash paid for interest	$338,898	$564,188
Cash paid for income taxes	96,288	162,276
Financing of insurance policy	83,048	96,556

SigmaTron International, Inc.

July 31, 2020

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2020 is not necessarily indicative of the results that may be expected for the year ending April 30, 2021.  The condensed consolidated balance sheet at April 30, 2020, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

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

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation - Continued

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

As further described in Note E, the Company has applied for, and has received, funds under the Paycheck Protection in the amount of $6,282,973. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

Due to the size of the PPP Loan, it is subject to review, which introduces a layer of uncertainty. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP, the Company may be required to repay the PPP in its entirety in a lump sum or be subject to additional penalties, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity in fiscal year 2021 and beyond.

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2020	2020

Finished products	$24,251,266	$20,998,329
Work-in-process	5,005,217	5,215,280
Raw materials	57,191,430	62,316,122
	86,447,913	88,529,731
Less excess and obsolescence reserve	(1,241,315)	(1,350,362)
	$85,206,598	$87,179,369

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	July 31,
	2020	2019

Net (loss) income	$(900,666)	$361,025
Weighted-average shares
Basic	4,250,986	4,241,883
Effect of dilutive stock options	-	-

Diluted	4,250,986	4,241,883

Basic (loss) earnings per share	$(0.21)	$0.09

Diluted (loss) earnings per share	$(0.21)	$0.09

Options to purchase 513,232 and 465,232 shares of common stock were outstanding at July 31, 2020 and 2019, respectively.  There were no options granted during the three month periods ended July 31, 2020 and 2019.  There was no stock option expense recognized for the three month periods ended July 31, 2020 and 2019.  There was no balance of unrecognized compensation expense related to the Company’s stock option plans at July 31, 2020 and 2019.  For the three month period ended July 31, 2020 and 2019,  299,129 and 424,484 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at July 31, 2020 and April 30, 2020:

	July 31,	April 30,
	2020	2020

Debt:
Notes Payable - Banks	$36,424,073	$33,472,125
Notes Payable - Buildings	6,842,145	6,922,561
Notes Payable - Equipment	2,310,287	1,300,278
Unamortized deferred financing costs	(250,869)	(279,740)
Total debt	45,325,636	41,415,224
Less current maturities	4,114,057	2,878,160
Long-term debt	$41,211,579	$38,537,064

Finance lease obligations	$3,237,259	$3,787,017
Less current maturities	1,772,662	1,902,295
Total finance lease obligations, less current portion	$1,464,597	$1,884,722

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 1.74% at July 31, 2020).  Interest is due monthly.

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

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

As of July 31, 2020, there was $28,836,868 outstanding and $12,224,733 of unused availability under the U.S. Bank facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability at April 30, 2020.  Deferred financing costs of $8,051 were capitalized during the three month period ended July 31, 2020, which are amortized over the term of the agreement.  As of July 31, 2020 and April 30, 2020, the unamortized amount offset against outstanding debt was $197,236 and $218,062, respectively.

On April 23, 2020, the Company entered into a loan with U.S. Bank, as lender, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default.  Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the PPP Loan will be forgiven.  To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement.

On July 15, 2020 and August 7, 2020, the Company and U.S. Bank entered into amendments of the revolving credit facility.  The amendments revise the Fixed Charge Coverage Ratio.

On September 8, 2020, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap.  The amendment also imposes sublimits on categories of other investments to $4,000,000.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,430,000 as of July  31, 2020, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was $1,288,512 outstanding under the facility at July  31, 2020 compared to an outstanding balance of $304,658 at April 30, 2020.

The Company is in compliance with its financial covenant as of July 31, 2020.

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of July  31, 2020, the unamortized amount included as a reduction to long-term debt was $28,487.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,680,000 and $4,732,000 at July, 31 2020 and April 30, 2020, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2020 the unamortized amount included as a reduction to long-term debt was $25,146.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,620,000 and $1,638,000 at July, 31 2020 and April 30, 2020, respectively.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to purchase the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas.  The note requires the Company to pay monthly installment payments in the amount of $6,103, bears interest at a fixed rate of 5.75% per year and is payable over a 120 month period.  The outstanding balance was $542,145 and $552,561 at July 31, 2020 and April, 30 2020, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 2025 through June 2025, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25%.

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of July  31, 2020, are as follows:

		Bank	Building	Equipment	Total

For the remaining 9 months of the fiscal year ending April 30:	2021	$3,122,730	$242,160	$499,126	$3,864,016
For the fiscal years ending April 30:	2022	31,761,962	6,135,090	654,483	38,551,535
	2023	-	47,752	410,201	457,953
	2024	1,288,512	50,571	330,128	1,669,211
	2025	-	53,557	348,313	401,870
	2026	-	56,719	68,036	124,755
	Thereafter	-	256,296	-	256,296
		$36,173,204	$6,842,145	$2,310,287	$45,325,636

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through November 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Note F - Income Tax

The income tax benefit was $220,834 for the three month period ended July 31, 2020 compared to an income tax expense of $247,115 for the same period in the prior fiscal year.  The Company’s effective tax rate was 19.69% and 40.63% for the quarters ended July 31, 2020 and 2019, respectively.  The decrease in income tax expense for the three month period ended July 31, 2020 compared to the same period in the previous year is due to a loss recognized in the current period as opposed to operating income recognized in the same period in the previous year. The decrease in effective tax rate is due primarily to a greater operating loss recognized in Vietnam in the previous period as compared to the current period for which no tax benefit was recorded due to a full valuation allowance.

As described in Note E, the Company received a PPP Loan under the CARES Act of $6,282,963. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. It is expected, however, that if the loan is deemed forgiven any deductions for the covered expenses that gave rise to the loan forgiveness will be disallowed to prevent a double tax benefit. As of July 31, 2020, the loan has not been forgiven and thus the expenses have not been disallowed for federal income tax purposes.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $4,077,000 as of July 31, 2020.

SigmaTron International, Inc.

July 31, 2020

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

The potential impact of future disruptions, continued economic uncertainty over COVID-19 may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.  It is reasonably possible that these potential adverse impacts may result in the recognition of material impairments of the Company’s long-lived assets or other related charges in future periods.

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended
	July 31,
Net trade sales by end-market	2020	2019
Industrial Electronics	$36,617,258	$42,848,712
Consumer Electronics	21,168,239	26,659,187
Medical / Life Sciences	2,739,459	4,502,082
Total Net Trade Sales	$60,524,956	$74,009,981

During the three month period ending July 31, 2020,  no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

performance obligations that remain unsatisfied or partially unsatisfied at July 31, 2020.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of July 31, 2020, with an expected duration of greater than one year.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.    The Company’s valuation allowance was $1,023,489 and $ 989,194 as of July 31, 2020 and April 30, 2020, respectively.

Investment in Wagz - As more fully described in Note I - Related Parties, the Company has recorded an investment in Wagz, a privately held company whose equity does not have a readily determinable fair value.  As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2.  At July 31, 2020 and April 30, 2020, the Company continued to recognize the fair value of the Wagz common stock at $600,000.

On May 29, 2020, Wagz entered into a Convertible Secured Promissory Note with the Company in the principal sum of up to $4,052,478.  The outstanding principal amount of the Note shall be due and payable on the earliest to occur of (1) August 31, 2021; (2) upon the closing of a sale of all or substantially all of the assets or common stock of  Wagz, or (3) an event of default, (the Maturity Date). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. At July 31, 2020, $2,297,779 was outstanding under other receivables compared to $768,500 at April 30, 2020.

SigmaTron International, Inc.

July 31, 2020

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

New Accounting Standards:

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

SigmaTron International, Inc.

July 31, 2020

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

Note J – Leases

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

SigmaTron International, Inc.

July 31, 2020

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

The following table presents lease assets and liabilities and their balance sheet classification:

		July 31,	April 30,
	Classification	2020	2020
Operating Leases:
Right-of-use Assets	Other assets	$7,962,685	$7,235,166
Operating lease current liabilities	Current portion of operating lease obligations	2,213,415	2,150,161
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	5,949,279	5,281,811
Finance Leases:
Right-of-use Assets	Property, plant and equipment	5,867,019	6,443,954
Finance lease current liabilities	Current portion of finance lease obligations	1,772,662	1,902,295
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,464,597	1,884,722

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J - Leases - Continued

The components of lease expense for the three month period ended July 31, 2020 and 2019,  are as follows:

		Three Months	Three Months
		Ended	Ended
		July 31,	July 31,
	Classification	2020	2019
Operating Leases:
Operating lease cost	Operating expenses	373,696	594,494
Variable lease cost	Operating expenses	78,347	73,897
Short term lease cost	Operating expenses	1,350	1,350
Finance Leases:
Amortization of right-of-use assets	Operating expenses	419,693	347,375
Interest expense	Interest expense	66,358	67,786
Total		939,444	1,084,902

The weighted average lease term and discount rates for the three month period ended July 31, 2020 and 2019, are as follows:

	July 31,	July 31,
	2020	2019
Operating Leases:
Weighted average remaining lease term (months)	59.30	41.10
Weighted average discount rate	3.1%	3.8%
Finance Leases:
Weighted average remaining lease term (months)	24.43	28.63
Weighted average discount rate	7.6%	5.9%

SigmaTron International, Inc.

July 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J - Leases - Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 9 months of the fiscal year ending April 30:
2021	$1,855,572	$1,502,802
For the fiscal years ending April 30:
2022	1,623,526	1,374,628
2023	1,528,798	498,307
2024	1,812,484	167,721
2025	630,276	-
2026	776,763	-
Thereafter	199,354	-
Total undiscounted lease payments	8,426,773	3,543,458
Present value discount, less interest	264,079	306,199
Lease liability	$8,162,694	$3,237,259

Supplemental disclosures of cash flow information related to leases for the three month period ended July 31, 2020 and 2019 are as follows:

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	66,358	67,786
Operating cash flows from operating leases	54,021	62,155
Financing cash flows from finance leases	549,758	612,300
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	-
Right-of-use assets obtained in exchange for operating lease liabilities	334,530	-

SigmaTron International, Inc.

July 31, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger and business combination of two companies, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements, including the phase-out of LIBOR; the ability to meet the Company’s financial covenant; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 (commonly known as “Coronavirus”) which has threatened the Company’s financial stability by causing a decrease in consumer revenues, caused a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

July 31, 2020

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

Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three month periods ended July  31, 2020 and July  31, 2019.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

As previously reported in the Company’s fiscal year 2020 press release and 10-K, SigmaTron is reporting a pre-tax loss for the first quarter of fiscal year 2021.  Over the past two quarters the Company experienced a v-shaped curve in terms of revenue.  February was close to expected, March saw a 10% drop, April and May had a 30% or higher drop, June had a significant rebound where the Company was 10% below expectations and finally in July the revenue line showed a full recovery in terms of revenue.  The May loss was greater than the loss for the quarter so the Company was slightly above breakeven for the last two months of the quarter.  During the first quarter, results were negatively affected by the revenue reduction and also continuing manufacturing inefficiencies caused by COVID, especially in Mexico.  Several of the Company’s plants were shut down while it still incurred the labor costs and as they reopened, the Company experienced significant inefficiencies.  None of this is a surprise given the far-reaching effects of the pandemic.

SigmaTron International, Inc.

July 31, 2020

The second fiscal quarter is more encouraging.  The backlog for the second fiscal quarter is strong and while several major customers continue to be negatively affected by the pandemic, others have benefitted and are making up for those customers with lower than expected revenue.  It is difficult to predict how things will go after the second quarter given the continuing volatile nature of the pandemic.

As reported at fiscal 2020 year-end, the Company elected to account for its PPP Loan by using loan accounting.  As of the end of our first quarter, the Company is not able to apply for forgiveness of the loan.  Accordingly, there is no effect from any potential loan forgiveness reflected in the first fiscal quarter results.  Once the procedure to apply for forgiveness is finalized by the government, the Company will decide what makes the most sense in terms of applying for the forgiveness of the entire loan.

As previously reported, the Company and Wagz, Inc. entered into a Letter of Intent under which Wagz would be acquired by the end of August 2020.  To date that has not happened but both companies are continuing to work towards closing the transaction by the end of our second fiscal quarter.

The current trend for the Company is positive and heading in the right direction.  Uncertainty remains regarding the general economy because of the pandemic and the election.  The Company continues to add new customers and is working on several significant new opportunities.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2020	2019
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	92.9	90.6
Selling and administrative expenses	8.4	7.9
Total operating expenses	101.3	98.5
Operating (loss) income	(1.3%)	1.5%

Net Sales

Net sales decreased for the three month period ended July 31, 2020, to $60,524,956 from $74,009,981for the three month period ended July 31, 2019.  The Company’s sales decreased for the three month period ended July 31, 2020, as compared to the prior year in the consumer electronics, industrial electronics and medical/life science marketplaces.  Sales decreased by approximately 20% due to the COVID pandemic.

SigmaTron International, Inc.

July 31, 2020

Gross Profit

Gross profit dollars decreased during the three month period ended July 31, 2020, to $4,272,191 or 7.1% of net sales compared to $6,960,332 or 9.4% of net sales for the same period in the prior fiscal year.    The decrease in gross profit for the three month period ended July 31, 2020, was primarily the result of decreased sales due to the COVID pandemic.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,059,525 or 8.4% of net sales for the three month period ended July 31, 2020, compared to $5,827,326 or 7.9% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended July 31, 2020, was attributable to sales salaries, financing fees and bonus expense.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in legal professional fees.

Interest Expense

Interest expense decreased to $338,264 for the three month period ended July 31, 2020, compared to $591,228 for the same period in the prior fiscal year.  The decrease in interest expense for the three month period ended July 31, 2020, was due to the decreased borrowings under the Company’s banking arrangements and mortgage obligations.

Income Tax Expense

The income tax benefit was $220,834 for the three month period ended July 31, 2020, compared to an income tax expense of $247,115 for the same period in the prior fiscal year.  The Company’s effective tax rate was 19.69% and 40.63% for the quarters ended July 31, 2020 and 2019, respectively.  The decrease in income tax expense for the three month period ended July 31, 2020 compared to the same period in the previous year is due to a loss recognized in the current period as opposed to operating income recognized in the same period in the previous year. The decrease in effective tax rate is due primarily to a greater operating loss recognized in Vietnam in the previous period as compared to the current period for which no tax benefit was recorded due to a full valuation allowance.

Net Income

Net income decreased to a net loss of $900,666 for the three month period ended July 31, 2020, compared to net income of $361,025 for the same period in the prior fiscal year.  Basic and diluted loss per share for the first quarter of fiscal year 2021 were $0.21, compared to basic and diluted earnings per share of $0.09 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $5,142,601 for the three months ended July 31, 2020.   During the first three months of fiscal year 2021, cash flow used in operating activities was primarily the result of net loss,  a  decrease in accounts payable of $11,118,270.   The decrease in accounts payable was primarily the result of the timing of payments.  Cash flow used in operating activities was partially

SigmaTron International, Inc.

July 31, 2020

offset by the result of a decrease in accounts receivable and inventory of $2,787,494 and $1,972,771, respectively.

Cash flow provided by operating activities was $4,070,834 for the three months ended July 31, 2019.  During the first three months of fiscal year 2020, cash flow provided by operating activities was primarily the result of net income, a decrease in inventory of $11,324,564 and an increase in accrued expenses and wages.  The decrease in inventory was primarily the result of increased sales and the implementation of an inventory reduction program.  Cash flow provided by operating activities was partially offset by the result of a decrease in accounts payable of $9,386,019.

Investing Activities.

For the three months ended July 31, 2020, the Company purchased $966,856 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2021.  The Company anticipates future purchases will be funded by lease transactions.

During the first three months of fiscal year 2020, the Company purchased $684,667 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $3,961,658 during the balance of fiscal year 2020.

Financing Activities.

Cash provided by financing activities of $3,308,008 for the three months ended July 31, 2020, was primarily the result of net borrowings under the line of credit.

Cash used in financing activities of $2,904,247 for the three months ended July 31, 2019, was primarily the result of net payments under the line of credit.

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 1.74% at July 31, 2020).  Interest is due monthly.

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

July 31, 2020

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

As of July 31, 2020, there was $28,836,868 outstanding and $12,224,733 of unused availability under the U.S. Bank facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability at April 30, 2020.  Deferred financing costs of $8,051 were capitalized during the three month period ended July 31, 2020, which are amortized over the term of the agreement.  As of July 31, 2020 and April 30, 2020, the unamortized amount offset against outstanding debt was $197,236 and $218,062, respectively.

On April 23, 2020, the Company entered into a loan with U.S. Bank, as lender, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default.  Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the PPP Loan will be forgiven.  To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement.

On July 15, 2020 and August 7, 2020, the Company and U.S. Bank entered into amendments of the revolving credit facility.  The amendments revise the Fixed Charge Coverage Ratio.

On September 8, 2020, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap.  The amendment also imposes sublimits on categories of other investments to $4,000,000.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,430,000 as of July 31, 2020, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was $1,288,512

SigmaTron International, Inc.

July 31, 2020

outstanding under the facility at July 31, 2020 compared to an outstanding balance of $304,658 at April 30, 2020.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2020, the unamortized amount included as a reduction to long-term debt was $28,487.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,680,000 and $4,732,000 at July, 31 2020 and April 30, 2020, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of July 31, 2020 the unamortized amount included as a reduction to long-term debt was $25,146.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,620,000 and $1,638,000 at July, 31 2020 and April 30, 2020, respectively.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to purchase the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas.  The note requires the Company to pay monthly installment payments in the amount of $6,103, bears interest at a fixed rate of 5.75% per year and is payable over a 120 month period.  The outstanding balance was $542,145 and $552,561 at July 31, 2020 and April, 30 2020, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 2025 through June 2025, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25%.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through November 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

SigmaTron International, Inc.

July 31, 2020

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuations for the three month period ended July  31, 2020, resulted in net foreign currency transaction losses of $145,670 compared to net foreign currency losses of approximately $109,000 for the same period in the prior year.  During the first three months of fiscal year 2021, the Company paid approximately $13,460,000 to its foreign subsidiaries for manufacturing services.  All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $4,077,000 as of July 31, 2020.

The Company expects that the significant disruption in business activity and the financial markets created by the COVID-19 global pandemic will impact several sources of its liquidity, and is therefore continuously and critically reviewing its liquidity and anticipated capital requirements.  For more information on the potential impact of the COVID-19 pandemic on the Company, see Note B - Basis of Presentation.

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of July  31, 2020.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and

SigmaTron International, Inc.

July 31, 2020

its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July  31, 2020.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2020, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

The information contained in the Company’s Current Report on Form 8-K filed on September 9, 2020 with respect to the 6th Amendment (as defined therein) is incorporated herein by reference.

SigmaTron International, Inc.

July 31, 2020

Item 6.Exhibits.

10.1	Promissory Note, entered into May 26, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc.

10.2

Amendment No. 6 to Amended and Restated Loan and Security Agreement entered into as of July 15, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 9, 2020.

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

July 31, 2020

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 11, 2020

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 11, 2020

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)