Form 10-Q
period 2020-10-31
SIGMATRON INTERNATIONAL INC
filed 2020-12-11
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 8,  2020:  4,257,508

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	October 31,
	2020	April 30,
	(Unaudited)	2020

Current assets:
Cash and cash equivalents	$4,956,038	$6,779,445

Accounts receivable, less allowance for doubtful accounts of
$395,969 and $727,252 at October 31, 2020 and April 30, 2020, respectively	24,633,138	30,804,976
Inventories, net	83,940,180	87,179,369
Prepaid expenses and other assets	1,044,386	1,510,943
Refundable and prepaid income taxes	1,398,702	1,699,970
Other receivables	5,340,198	2,642,094

Total current assets	121,312,642	130,616,797

Property, machinery and equipment, net	33,735,679	33,935,760

Intangible assets, net	2,173,525	2,350,949
Deferred income taxes	285,105	284,435
Other assets	8,933,500	8,891,090

Total other long-term assets	11,392,130	11,526,474

Total assets	$166,440,451	$176,079,031

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$44,482,696	$55,770,953
Accrued wages	6,383,294	4,206,825
Accrued expenses	2,617,684	2,670,504
Income taxes payable	449,883	469,143
Current portion of long-term debt	5,380,120	2,878,160
Current portion of finance lease obligations	1,650,763	1,902,295
Current portion of operating lease obligations	2,078,990	2,150,161

Total current liabilities	63,043,430	70,048,041

Long-term debt, less current portion	36,882,880	38,537,064
Income taxes payable	404,975	452,619
Finance lease obligations, less current portion	1,124,309	1,884,722
Operating lease obligations, less current portion	5,457,117	5,281,811
Other long-term liabilities	869,460	810,769
Deferred income taxes	41,060	188,206

Total long-term liabilities	44,779,801	47,155,191

Total liabilities	107,823,231	117,203,232

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,257,508 and 4,242,508 shares issued and
outstanding at October 31, 2020 and April 30, 2020, respectively	42,296	42,265
Capital in excess of par value	23,634,711	23,619,513
Retained earnings	34,940,213	35,214,021

Total stockholders' equity	58,617,220	58,875,799

Total liabilities and stockholders' equity	$166,440,451	$176,079,031

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$69,618,424	$74,855,312	$130,143,380	$148,865,293
Cost of products sold	62,858,882	67,725,826	119,111,647	134,775,475

Gross profit	6,759,542	7,129,486	11,031,733	14,089,818

Selling and administrative expenses	5,421,739	5,700,288	10,481,264	11,527,614

Operating income	1,337,803	1,429,198	550,469	2,562,204

Other income	(40,611)	(10,863)	(44,709)	(77,225)
Interest expense	308,613	462,772	646,877	1,054,000
Income (loss) before income tax expense	1,069,801	977,289	(51,699)	1,585,429

Income tax expense	442,943	316,106	222,109	563,221

Net income (loss)	$626,858	$661,183	$(273,808)	$1,022,208

Earnings (loss) per share – basic	$0.15	$0.16	$(0.06)	$0.24

Earnings (loss) per share – diluted	$0.15	$0.15	$(0.06)	$0.24

Weighted average shares of common stock outstanding
Basic	4,257,508	4,242,508	4,254,247	4,242,196

Weighted average shares of common stock outstanding
Diluted	4,257,508	4,278,901	4,254,247	4,251,590

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the six months ended October 31, 2020 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2020	$-	$42,265	$23,619,513	$35,214,021	$58,875,799

Restricted stock awards	-	31	15,198	-	15,229

Net loss	-	-	-	(900,666)	(900,666)

Balance at July 31, 2020	$-	$42,296	$23,634,711	$34,313,355	$57,990,362

Net income	-	-	-	626,858	626,858

Balance at October 31, 2020	$-	$42,296	$23,634,711	$34,940,213	$58,617,220

	For the six months ended October 31, 2019 (unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2019	$-	$42,146	$23,474,379	$34,770,924	$58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Net income	-	-	-	361,025	361,025

Balance at July 31, 2019	$-	$42,146	$23,474,379	$35,131,944	$58,648,469

Net income	-	-	-	661,183	661,183

Balance at October 31, 2019	$-	$42,146	$23,474,379	$35,793,127	$59,309,652

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2020	2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(273,808)	$1,022,208

Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation and amortization of property, machinery and equipment	2,529,756	2,456,156
Amortization of right-of-use operating lease assets	1,064,327	1,080,505
Restricted stock expense	15,229	-
Deferred income tax expense	(147,816)	20,982
Amortization of intangible assets	177,424	181,750
Amortization of financing fees	76,248	55,498
Loss from disposal or sale of machinery and equipment	141,245	17,598
Changes in operating assets and liabilities
Accounts receivable	6,171,838	1,516,504
Inventories	3,239,189	14,164,330
Prepaid expenses and other assets	(423,910)	(43,197)
Refundable and prepaid income taxes	301,268	220,427
Income taxes payable	(66,904)	(17,485)
Trade accounts payable	(11,288,257)	(10,673,778)
Operating lease liabilities	104,135	459,112
Accrued expenses and wages	1,911,747	932,247

Net cash provided by operating activities	3,531,711	11,392,857

Cash flows from investing activities
Purchases of machinery and equipment	(2,470,920)	(588,334)
Advances on other receivables	(2,612,300)	-

Net cash used in investing activities	(5,083,220)	(588,334)

Cash flows from financing activities
Proceeds under equipment notes	2,397,015	-
Payments of contingent consideration	-	(57,537)
Payments under finance lease and sale leaseback agreements	(1,011,945)	(1,162,402)
Payments under equipment notes	(283,684)	(205,850)
Payments under building notes payable	(160,983)	(140,000)
Borrowings under revolving line of credit	164,562,061	170,235,836
Payments under revolving line of credit	(165,448,281)	(176,963,048)
Payments of debt financing costs	(326,081)	(46,866)

Net cash used in financing activities	(271,898)	(8,339,867)

Change in cash and cash equivalents	(1,823,407)	2,464,656
Cash and cash equivalents at beginning of period	6,779,445	1,005,810

Cash and cash equivalents at end of period	$4,956,038	$3,470,466

Supplementary disclosures of cash flow information
Cash paid for interest	$624,959	$1,053,706
Cash paid for income taxes	134,355	391,949
Purchase of machinery and equipment financed
under finance leases	-	671,446
Financing of insurance policy	302,074	54,000

SigmaTron International, Inc.

October 31, 2020

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended October 31, 2020 is not necessarily indicative of the results that may be expected for the year ending April 30, 2021.  The condensed consolidated balance sheet at April 30, 2020, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

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

October 31, 2020

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP Loan”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

As further described in Note E, the Company has applied for, and has received, funds under the PPP Loan in the amount of $6,282,973. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

Due to the size of the PPP Loan, it is subject to review, which introduces a layer of uncertainty. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP Loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety in a lump sum or be subject to additional penalties, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity in fiscal year 2021 and beyond.

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2020	2020

Finished products	$22,153,570	$20,998,329
Work-in-process	4,483,188	5,215,280
Raw materials	58,544,737	62,316,122
	85,181,495	88,529,731
Less excess and obsolescence reserve	(1,241,315)	(1,350,362)
	$83,940,180	$87,179,369

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Net income (loss)	$626,858	$661,183	$(273,808)	$1,022,208
Weighted-average shares
Basic	4,257,508	4,242,508	4,254,247	4,242,196
Effect of dilutive stock options	-	36,393	-	9,394

Diluted	4,257,508	4,278,901	4,254,247	4,251,590

Basic earnings (loss) per share	$0.15	$0.16	$(0.06)	$0.24

Diluted earnings (loss) per share	$0.15	$0.15	$(0.06)	$0.24

Options to purchase 513,232 and 465,232 shares of common stock were outstanding at October 31, 2020 and 2019, respectively.  There were no options granted during the six month periods ended October 31, 2020 and 2019.  There was no stock option expense recognized for the three and six month periods ended October 31, 2020 and 2019.  There was no balance of unrecognized compensation expense related to the Company’s stock option plans at October 31, 2020 and 2019.  For the three month period ended October 31, 2020 and 2019,  314,740 and 147,706 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.  For the six month periods ended October 31, 2020 and 2019, 306,420 and 241,465 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at October 31, 2020 and April 30, 2020:

	October 31,	April 30,
	2020	2020

Debt:
Notes Payable - Banks	$32,312,729	$33,472,125
Notes Payable - Buildings	6,761,578	6,922,561
Notes Payable - Equipment	3,413,609	1,300,278
Unamortized deferred financing costs	(224,916)	(279,740)
Total debt	42,263,000	41,415,224
Less current maturities	5,380,120	2,878,160
Long-term debt	$36,882,880	$38,537,064

Finance lease obligations	$2,775,072	$3,787,017
Less current maturities	1,650,763	1,902,295
Total finance lease obligations, less current portion	$1,124,309	$1,884,722

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 1.75% at October 31, 2020).  Interest is due monthly.

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

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

On July 15, 2020 and August 7, 2020, the Company and U.S. Bank entered into amendments of the revolving credit facility.  The amendments revised the Fixed Charge Coverage Ratio.

On September 8, 2020, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap.  The amendment also imposes sublimits on categories of other investments to $4,000,000.

As of October 31, 2020, there was $25,500,000 outstanding and $4,286,052 of unused availability under the U.S. Bank facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability at April 30, 2020.  Deferred financing costs of $13,369 and $21,424 were capitalized during the three and six month periods ended October 31, 2020, respectively, which are amortized over the term of the agreement.  As of October 31, 2020 and April 30, 2020, the unamortized amount offset against outstanding debt was $179,328 and $218,062, respectively.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the CARES Act, as administered by the SBA in the amount of $6,282,973. The PPP Loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default.  Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the PPP Loan will be forgiven.  To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0%, beginning on the date of disbursement.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,490,000 as of October 31, 2020, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was $498,275 outstanding under the facility at October 31, 2020 compared to an outstanding balance of $304,658 at April 30, 2020.

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

The Company is in compliance with its financial covenant as of October 31, 2020.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2020, the unamortized amount included as a reduction to long-term debt was $24,214.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,628,000 and $4,732,000 at October 31, 2020 and April 30, 2020, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2020 the unamortized amount included as a reduction to long-term debt was $21,374.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,602,000 and $1,638,000 at October 31, 2020 and April 30, 2020, respectively.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to purchase the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas.  The note requires the Company to pay monthly installment payments in the amount of $6,103, bears interest at a fixed rate of 5.75% per year and is payable over a 120 month period.  The outstanding balance was $531,578 and $552,561 at October 31, 2020 and April 30, 2020, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 2025 through October 2025, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25%.

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of October 31, 2020, are as follows:

		Bank	Building	Equipment	Total

For the remaining 6 months of the fiscal year ending April 30:	2021	$4,168,854	$161,593	$438,870	$4,769,317
For the fiscal years ending April 30:	2022	27,420,684	6,135,090	877,428	34,433,202
	2023	-	47,752	652,117	699,869
	2024	498,275	50,571	592,628	1,141,474
	2025	-	53,557	633,149	686,706
	2026	-	56,719	219,417	276,136
	Thereafter	-	256,296	-	256,296
		$32,087,813	$6,761,578	$3,413,609	$42,263,000

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through November 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Note F - Income Tax

The income tax expense was $442,943 for the three month period ended October 31, 2020 compared to an income tax expense of $316,106 for the same period in the prior fiscal year.  The Company’s effective tax rate was 41.40% and 32.35% for the quarters ended October 31, 2020 and 2019, respectively.  The income tax expense was $222,109 for the six month period ended October 31, 2020 compared to an income tax expense of $563,221 for the same period in the prior fiscal year.  The Company’s effective tax rate was (429.63)% and 35.52% for the six month period ended October 31, 2020 and 2019, respectively.  The increase in income tax expense and effective tax rate for the three month period ended October 31, 2020 compared to the same period in the previous year is due to an increase in income and variations in income earned by jurisdiction in the current period compared to the same period in the previous year. The decrease in income tax expense and effective tax rate for the six month period ended October 31, 2020 compared to the same period in the previous year is due to a decrease in income in the current six month period compared to the same period in the previous year.  The negative effective tax rate in the current six month period is due to an overall pre-tax loss recognized in the current period but recognition of tax expense due to the mix of income by jurisdiction.

As described in Note E, the Company received a PPP Loan under the CARES Act of $6,282,963. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. It is expected, however, that if the loan is deemed forgiven any deductions for the covered expenses that gave rise to the loan forgiveness will be disallowed to prevent a double tax benefit. As of October 31, 2020, the loan has not been forgiven and thus the expenses have not been disallowed for federal income tax purposes.

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax - Continued

On November 18, 2020 the IRS issued Revenue Ruling 2020-27 which holds that a taxpayer’s covered expenses are not deductible if the taxpayer reasonably expects the loan to be forgiven. If the Company’s eligible expenses are deemed nondeductible prior to loan forgiveness, it is expected that the Company’s current tax liability will increase and that a deferred tax asset will be established related to those expenses.  The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $4,681,000 as of October 31, 2020.

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

The potential impact of future disruptions and continued economic uncertainty over COVID-19 may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.  It is reasonably possible that these potential adverse impacts may result in the recognition of material impairments of the Company’s long-lived assets or other related charges in future periods.

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
Net trade sales by end-market	2020	2019	2020	2019
Industrial Electronics	$35,654,079	$41,398,201	$72,271,337	$84,246,913
Consumer Electronics	30,671,077	28,815,556	51,839,316	55,474,743
Medical / Life Sciences	3,293,268	4,641,555	6,032,727	9,143,637
Total Net Trade Sales	$69,618,424	$74,855,312	$130,143,380	$148,865,293

During the three and six month periods ending October 31, 2020,  no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at October 31, 2020.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of October 31, 2020, with an expected duration of greater than one year.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.    The Company’s valuation allowance was $645,538 and $ 989,194 as of October 31, 2020 and April 30, 2020, respectively.

Investment in Wagz - As more fully described in Note I - Related Parties, the Company has recorded an investment in Wagz Inc. (“Wagz”), a privately held company whose equity does not have a readily

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Critical Accounting Policies - Continued

determinable fair value.  As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2.  At October 31, 2020 and April 30, 2020, the Company continued to recognize the fair value of the Wagz common stock at $600,000.

On May 29, 2020, Wagz entered into a Convertible Secured Promissory Note with the Company in the principal sum of up to $4,052,478.  The outstanding principal amount of the Note is due and payable on the earliest to occur of (1) August 31, 2021; (2) upon the closing of a sale of all or substantially all of the assets or common stock of  Wagz; or (3) an event of default (the Maturity Date). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Note is collateralized against substantially all assets of Wagz.  At October 31, 2020, $3,778,179 was outstanding under other receivables compared to $768,500 at April 30, 2020.

On June 4, 2020, the Company and Wagz announced that they had executed a letter of intent (“LOI”) relating to a proposed business combination.  Subject to the terms and conditions set forth in the LOI, the Company expects to issue approximately 2,270,000 shares of its common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company.  The parties expect the transaction to close by the end of the third quarter of fiscal year 2021 and the acquisition remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to closing such as finalizing a material definitive agreement,  the Company raising additional capital that it projects will be needed for the expanded operations, and the approval by the stockholders of both the Company and Wagz.

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

SigmaTron International, Inc.

October 31, 2020

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

On April 30, 2018, the Company foreclosed on its security interest and held a public sale of the assets in accordance with the requirements of Article 9 of the California Uniform Commercial Code.  The Company acquired all of the assets of Petzila as the winning bidder at the public sale by a credit bid of $3,500,000, the aggregate amount of Petzila’s liability to the company. Concurrent with the foreclosure sale, the Company entered into an Asset Purchase Agreement with Wagz whereby the Company sold the assets to Wagz for $350,000 cash, 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product.

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

In November 2020, Wagz sought short-term financing for its operations and secured a commitment from Angel Business Credit, LLC (“ABC”) for a loan of $250,000 conditioned on Wagz granting ABC a security interest in its assets and Gary R. Fairhead executing a personal guaranty.  Mr. Fairhead is the Company’s President and CEO; his personal guaranty requires the approval of the Audit Committee of the Company’s Board of Directors.  After consideration, the Audit Committee determined that

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I - Related Parties – Continued

Mr. Fairhead’s guaranty was in the best interests of the Company and approved the guaranty.  The loan closed on November 12, 2020, and its principal, plus interest equal to $5,000, are due on the maturity date, December 10, 2020.  The loan was paid in full on December 8, 2020.  As a result, Mr. Fairhead’s guaranty was cancelled and ABC’s security interest was terminated.

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

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Leases – Continued

obligations on the Company’s consolidated balance sheet. Short term leases with an initial term of 12 months or less are not presented on the balance sheet with expense recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

		October 31,	April 30,
	Classification	2020	2020
Operating Leases:
Right-of-use Assets	Other assets	$7,333,290	$7,235,166
Operating lease current liabilities	Current portion of operating lease obligations	2,078,990	2,150,161
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	5,457,117	5,281,811
Finance Leases:
Right-of-use Assets	Property, plant and equipment	5,702,281	6,443,954
Finance lease current liabilities	Current portion of finance lease obligations	1,650,763	1,902,295
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,124,309	1,884,722

The components of lease expense for the three and six month periods ended October 31, 2020 and 2019,  are as follows:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		October 31,	October 31,	October 31,	October 31,
	Classification	2020	2019	2020	2019
Operating Leases:
Operating lease cost	Operating expenses	353,317	625,339	727,012	1,219,833
Variable lease cost	Operating expenses	78,347	73,897	156,694	147,794
Short term lease cost	Operating expenses	1,350	1,350	2,700	2,700
Finance Leases:
Amortization of right-of-use assets	Operating expenses	493,042	384,192	912,735	731,567
Interest expense	Interest expense	56,043	74,340	122,401	142,126
Total		982,099	1,159,118	1,921,542	2,244,020

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Leases – Continued

The weighted average lease term and discount rates for the quarter ended October 31, 2020 and 2019, are as follows:

	October 31,	October 31,
	2020	2019
Operating Leases:
Weighted average remaining lease term (months)	58.40	44.20
Weighted average discount rate	3.1%	3.9%
Finance Leases:
Weighted average remaining lease term (months)	22.25	29.02
Weighted average discount rate	7.7%	6.5%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 6 months of the fiscal year ending April 30:
2021	$1,226,071	$983,279
For the fiscal years ending April 30:
2022	1,638,910	1,374,628
2023	1,925,251	498,307
2024	1,822,917	167,721
2025	635,387	-
2026	146,489	-
Thereafter	199,353	-
Total undiscounted lease payments	7,594,378	3,023,935
Present value discount, less interest	58,271	248,863
Lease liability	$7,536,107	$2,775,072

SigmaTron International, Inc.

October 31, 2020

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the six months ended October 31, 2020 and 2019 are as follows:

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	122,401	142,126
Operating cash flows from operating leases	109,917	126,363
Financing cash flows from finance leases	1,011,945	1,162,403
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	671,446
Right-of-use assets obtained in exchange for operating lease liabilities	1,162,451	1,630,006

SigmaTron International, Inc.

October 31, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations.  Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on the current expectations of the Company.  Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially.  Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger and business combination, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements, including the phase-out of LIBOR; the ability to meet the Company’s financial covenant; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 (commonly known as “Coronavirus”) which has threatened the Company’s financial stability by causing a decrease in consumer revenues, caused a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth.  These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

October 31, 2020

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

Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and six month periods ended October  31, 2020 and 2019, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company’s recovery continued from the downturn experienced in April and May of this year and the Company had a solid second quarter for this fiscal year.  In the fiscal quarter ended October 31, 2020 the Company recorded pre-tax profit of $1,069,801 on revenue of $69,618,424.  While the revenue was down, the mix was favorable for the quarter.  In addition, these results were achieved after expenses directly related to COVID-19 of $661,000 for the first six months of this fiscal year.  These expenditures include wages paid to employees in Mexico who are required to be paid, but are not working based on government regulations in Mexico, COVID supply expenses and infrastructure expenses for social distancing. COVID-19 related expenses will continue in all likelihood for the balance of this fiscal year.

At this time, the backlog continues to be strong for our third quarter of fiscal 2021.  Some of the Company’s customers have unexpectedly benefited from the pandemic and having people spend more

SigmaTron International, Inc.

October 31, 2020

time at home, while others continue to be depressed in terms of demand.  In addition, several of the Company’s customers apparently took their inventory lower than demand and they are now expediting orders for delivery as soon as possible.  How long this will last is hard to determine.  If indeed, the economy continues to grow as it has recently, the Company believes it is well positioned for the second half of fiscal 2021. The Company has recently landed several new opportunities that bode well for fiscal 2022.  However, as positive as things are now, the situation remains fluid and volatile and could change for our customers quickly.  The unexpected increase in demand created challenges on the supply side regarding components and lead-times.

As previously reported, the Company received a PPP Loan in April 2020 and it recorded it as a liability on its balance sheet.  The Company has not yet applied for forgiveness.  Also, as previously reported, the Company and Wagz continue to work towards a deal under which the Company will acquire Wagz.  The Company is hopeful that the transaction will be closed by the end of the third fiscal quarter.

In summary, the second quarter was a good one and the Company continues to head in the right direction.  Many of the short-term challenges now are the ones tied to un-forecasted demand inside of lead-time. The Company’s customers seem to be more optimistic because of the vaccine, which is also encouraging.  Finally, the Company believes that the opportunities with Wagz continue to grow and the combination of the two companies will ultimately benefit all shareholders involved.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	90.3	90.5	91.5	90.5
Selling and administrative expenses	7.8	7.6	8.1	7.7
Total operating expenses	98.1	98.1	99.6	98.2
Operating income	1.9%	1.9%	0.4%	1.8%

Net Sales

Net sales decreased for the three month period ended October 31, 2020, to $69,618,424 from $74,855,312 for the three month period ended October 31, 2019.  Net sales decreased for the six month period ended October 31, 2020 to $130,143,380 from $148,865,293 for the six month period ended October 31, 2019.  The Company’s sales decreased for the three month period ended October 31, 2020, as compared to the prior year in the industrial electronics and medical/life science marketplaces.  The decrease in sales dollars for these marketplaces was partially offset by an increase in sales dollars in the consumer electronics marketplace.  The Company’s sales decreased for the six month period

SigmaTron International, Inc.

October 31, 2020

ended October 31, 2020, as compared to the prior year in the industrial electronics and medical/life science marketplaces.  The decrease in sales dollars for these marketplaces was partially offset by an increase in sales dollars in the consumer electronics marketplace.  Sales decreased by approximately 10% for the three and six month periods ended October 31, 2020, as compared to the same periods in the prior year due to the COVID-19 pandemic.  As of October 31, 2020, the customer backlog remains strong for the third fiscal quarter.  The COVID-19 situation remains volatile and customer demand could change quickly.

Gross Profit

Gross profit dollars decreased during the three month period ended October 31, 2020, to $6,759,542 or 9.7% of net sales compared to $7,129,486 or 9.5% of net sales for the same period in the prior fiscal year.    Gross profit dollars decreased during the six month period ended October 31, 2020, to $11,031,733 or 8.5% of net sales compared to $14,089,818 or 9.5% of net sales for the same period in the prior fiscal year.    The decrease in gross profit for the three and six month periods ended October 31, 2020, was primarily the result of decreased sales due to the COVID-19 pandemic and approximately $661,000 of COVID-19 related expenses.  It is likely the COVID-19 related expenses will continue for the balance of this fiscal year.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,421,739 or 7.8% of net sales for the three month period ended October 31, 2020, compared to $5,700,288 or 7.6% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended October 31, 2020, was attributable to a decrease in sales salaries, financing fees and accounting professional fees.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general insurance and legal professional fees.  Selling and administrative expenses decreased to $10,481,264 or 8.1% of net sales for the six month period ended October 31, 2020, compared to $11,527,614 or 7.7% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the six month period ended October 31, 2020, was attributable to a decrease in sales salaries, financing fees and bonus expense.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in general insurance and legal professional fees.

Interest Expense

Interest expense decreased to $308,613 for the three month period ended October 31, 2020, compared to $462,772 for the same period in the prior fiscal year.  Interest expense decreased to $646,877 for the six month period ended October 31, 2020, compared to $1,054,000 for the same period in the prior fiscal year.  The decrease in interest expense for the three and six month periods ended October 31, 2020, was due to the decreased borrowings under the Company’s banking arrangements and mortgage obligations.

Income Tax Expense

The income tax expense was $442,943 for the three month period ended October 31, 2020, compared to an income tax expense of $316,106 for the same period in the prior fiscal year.  The Company’s effective tax rate was 41.40% and 32.35% for the quarters ended October 31, 2020 and 2019, respectively.  The income tax expense was $222,109 for the six month period ended October 31, 2020, compared to an income tax expense of $563,221 for the same period in the prior fiscal year.  The

SigmaTron International, Inc.

October 31, 2020

Company’s effective tax rate was (429.63)% and 35.52% for the six month period ended October 31, 2020 and 2019, respectively.  The increase in income tax expense and effective tax rate for the three month period ended October 31, 2020 compared to the same period in the previous year is due to an increase in income and variations in income earned by jurisdiction in the current period compared to the same period in the previous year. The decrease in income tax expense and effective tax rate for the six month period ended October 31, 2020 compared to the same period in the previous year is due to a decrease in income in the current six month period compared to the same period in the previous year.  The negative effective tax rate in the current six month period is due to an overall pre-tax loss recognized in the current period but recognition of tax expense due to the mix of income by jurisdiction.

Net Income

Net income decreased to $626,858 for the three month period ended October 31, 2020, compared to net income of $661,183 for the same period in the prior fiscal year.  Net income decreased to a net loss of $273,808 for the six month period ended October 31, 2020, compared to net income of $1,022,208 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the second quarter of fiscal year 2021 were $0.15, compared to basic and diluted earnings per share of $0.16 and $0.15, respectively, for the same period in the prior fiscal year.  Basic and diluted loss per share for the six month period ended were ($0.06), compared to basic and diluted earnings per share of $0.24 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $3,531,711 for the six months ended October 31, 2020.   During the first six months of fiscal year 2021, cash flow provided by operating activities was primarily the result of a decrease in accounts receivable and inventory of $6,171,838 and $3,239,189, respectively.    Cash flow provided by operating activities was partially offset by the result of a decrease in accounts payable of $11,288,257.  The decrease in accounts payable was primarily the result of the timing of payments.

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

Investing Activities.

For the six months ended October 31, 2020, the Company purchased $2,470,920 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2021.  The Company anticipates future purchases will be funded by lease transactions.  During the first six months of fiscal year 2020,

SigmaTron International, Inc.

October 31, 2020

the Company purchased $588,334 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $3,386,545 during the balance of fiscal year 2020.

Financing Activities.

Cash used in financing activities of $271,898 for the six months ended October 31, 2020, was primarily the result of net payments under the line of credit.

Cash used in financing activities of $8,339,867 for the six months ended October 31, 2019, was primarily the result of net payments under the line of credit.

Financing Summary.

Notes Payable – Banks

On March 31, 2017, the Company entered into a $35,000,000 senior secured credit facility with U.S. Bank, which expires on March 31, 2022.  The credit facility is collateralized by substantially all of the Company’s domestically located assets. The facility allows the Company to choose among interest rates at which it may borrow funds:  the bank fixed rate of five percent or LIBOR plus one and one half percent (effectively 1.75% at October 31, 2020).  Interest is due monthly.

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

On July 15, 2020 and August 7, 2020, the Company and U.S. Bank entered into amendments of the revolving credit facility.  The amendments revised the Fixed Charge Coverage Ratio.

On September 8, 2020, the Company and U.S. Bank entered into an amendment of the revolving credit facility.  The amendment allows the Company to borrow up to the lesser of (i) the Revolving Line Cap less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap.  The amendment also imposes sublimits on categories of other investments to $4,000,000.

As of October 31, 2020, there was $25,500,000 outstanding and $4,286,052 of unused availability under the U.S. Bank facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability at April 30, 2020.  Deferred financing costs of $13,369 and $21,424 were capitalized during the three and six month periods ended October 31, 2020, respectively, which are

SigmaTron International, Inc.

October 31, 2020

amortized over the term of the agreement.  As of October 31, 2020 and April 30, 2020, the unamortized amount offset against outstanding debt was $179,328 and $218,062, respectively.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the CARES Act, as administered by the SBA in the amount of $6,282,973. The PPP Loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default.  Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the PPP Loan will be forgiven.  To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0%, beginning on the date of disbursement.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,490,000 as of October 31, 2020, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 6.09%.  The term of the facility extends to March 14, 2024.  There was $498,275 outstanding under the facility at October 31, 2020 compared to an outstanding balance of $304,658 at April 30, 2020.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $17,333, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2020, the unamortized amount included as a reduction to long-term debt was $24,214.  A final payment of approximately $4,347,778 is due on or before March 31, 2022.  The outstanding balance was $4,628,000 and $4,732,000 at October, 31 2020 and April 30, 2020, respectively.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note requires the Company to pay monthly principal payments in the amount of $6,000, bears interest at a fixed rate of 4.0% per year and is payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which are amortized over the term of the agreement.  As of October 31, 2020 the unamortized amount included as a reduction to long-term debt was $21,374.  A final payment of approximately $1,505,000 is due on or before March 31, 2022.  The outstanding balance was $1,602,000 and $1,638,000 at October, 31 2020 and April 30, 2020, respectively.

SigmaTron International, Inc.

October 31, 2020

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to purchase the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas.  The note requires the Company to pay monthly installment payments in the amount of $6,103, bears interest at a fixed rate of 5.75% per year and is payable over a 120 month period.  The outstanding balance was $531,578 and $552,561 at October 31, 2020 and April, 30 2020, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 2025 through October 2025, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25%.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through November 2023, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuations for the six month period ended October  31, 2020, resulted in net foreign currency transaction losses of $165,209 compared to net foreign currency losses of approximately $262,000 for the same period in the prior year.  During the six months of fiscal year 2021, the Company paid approximately $27,750,000 to its foreign subsidiaries for manufacturing services.  All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $4,681,000 as of October 31, 2020.

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

October 31, 2020

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of October  31, 2020.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October  31, 2020.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the six months ended October 31, 2020, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

October 31, 2020

Item 1A.            Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

October 31, 2020

Item 6.Exhibits.

10.1	Promissory Note, entered into September 4, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc.

10.2	Promissory Note, entered into September 23, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc.

10.3

Amendment No. 7 to Amended and Restated Loan and Security Agreement entered into as of August 7, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 9, 2020.

10.4

Amendment No. 8 to Amended and Restated Loan and Security Agreement entered into as of September 8, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 9, 2020.

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

October 31, 2020

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 11, 2020

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	December 11, 2020

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)