Form 10-Q
period 2021-01-31
SIGMATRON INTERNATIONAL INC
filed 2021-03-11
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

January 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 8,  2021:  4,257,508

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	January 31,
	2021	April 30,
	(Unaudited)	2020

Current assets:
Cash and cash equivalents	$2,744,679	$6,779,445

Accounts receivable, less allowance for doubtful accounts of
$395,969 and $727,252 at January 31, 2021 and April 30, 2020, respectively	26,289,585	30,804,976
Inventories, net	86,050,438	87,179,369
Prepaid expenses and other assets	1,107,079	1,510,943
Refundable and prepaid income taxes	947,830	1,699,970
Other receivables	8,724,894	2,642,094

Total current assets	125,864,505	130,616,797

Property, machinery and equipment, net	33,312,831	33,935,760

Intangible assets, net	2,085,137	2,350,949
Deferred income taxes	284,434	284,435
Other assets	8,387,575	8,891,090

Total other long-term assets	10,757,146	11,526,474

Total assets	$169,934,482	$176,079,031

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$48,645,860	$55,770,953
Accrued wages	5,321,315	4,206,825
Accrued expenses	2,867,481	2,670,504
Income taxes payable	453,558	469,143
Current portion of long-term debt	6,596,970	2,878,160
Current portion of finance lease obligations	1,651,807	1,902,295
Current portion of operating lease obligations	1,944,321	2,150,161

Total current liabilities	67,481,312	70,048,041

Long-term debt, less current portion	35,169,381	38,537,064
Income taxes payable	404,975	452,619
Finance lease obligations, less current portion	1,353,434	1,884,722
Operating lease obligations, less current portion	5,065,611	5,281,811
Other long-term liabilities	1,434,054	810,769
Deferred income taxes	141,515	188,206

Total long-term liabilities	43,568,970	47,155,191

Total liabilities	111,050,282	117,203,232

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 12,000,000 shares
authorized, 4,257,508 and 4,242,508 shares issued and
outstanding at January 31, 2021 and April 30, 2020, respectively	42,365	42,265
Capital in excess of par value	23,652,354	23,619,513
Retained earnings	35,189,481	35,214,021

Total stockholders' equity	58,884,200	58,875,799

Total liabilities and stockholders' equity	$169,934,482	$176,079,031

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$71,531,348	$67,407,268	$201,674,728	$216,272,561
Cost of products sold	65,618,649	61,885,491	184,730,296	196,660,966

Gross profit	5,912,699	5,521,777	16,944,432	19,611,595

Selling and administrative expenses	5,212,629	5,469,654	15,693,893	16,997,268

Operating income	700,070	52,123	1,250,539	2,614,327

Other expense (income)	189,341	(29,944)	144,632	(107,169)
Interest expense	287,371	401,837	934,248	1,455,837
Income (loss) before income tax expense	223,358	(319,770)	171,659	1,265,659

Income tax (benefit) expense	(25,910)	(102,731)	196,199	460,490

Net income (loss)	$249,268	$(217,039)	$(24,540)	$805,169

Earnings (loss) per share – basic	$0.06	$(0.05)	$(0.01)	$0.19

Earnings (loss) per share – diluted	$0.06	$(0.05)	$(0.01)	$0.19

Weighted average shares of common stock outstanding
Basic	4,257,508	4,242,508	4,255,334	4,242,300

Weighted average shares of common stock outstanding
Diluted	4,310,290	4,242,508	4,255,334	4,260,022

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the nine months ended January 31, 2021 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2020	$-	$42,265	$23,619,513	$35,214,021	$58,875,799

Restricted stock awards	-	31	15,198	-	15,229

Net loss	-	-	-	(900,666)	(900,666)

Balance at July 31, 2020	$-	$42,296	$23,634,711	$34,313,355	$57,990,362

Net income	-	-	-	626,858	626,858

Balance at October 31, 2020	$-	$42,296	$23,634,711	$34,940,213	$58,617,220

Restricted stock awards	-	69	17,643	-	17,712

Net income	-	-	-	249,268	249,268

Balance at January 31, 2021	$-	$42,365	$23,652,354	$35,189,481	$58,884,200

	For the nine months ended January 31, 2020 (unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2019	$-	$42,146	$23,474,379	$34,770,924	$58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Net income	-	-	-	361,025	361,025

Balance at July 31, 2019	$-	$42,146	$23,474,379	$35,131,944	$58,648,469

Net income	-	-	-	661,183	661,183

Balance at October 31, 2019	$-	$42,146	$23,474,379	$35,793,127	$59,309,652

Recognition of stock-based compensation	-	-	90,432	-	90,432

Restricted stock awards	-	44	20,514	-	20,558

Net loss	-	-	-	(217,039)	(217,039)

Balance at January 31, 2020	$-	$42,190	$23,585,325	$35,576,088	$59,203,603

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2021	2020
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(24,540)	$805,169

Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation and amortization of property, machinery and equipment	3,807,281	3,684,890
Amortization of right-of-use operating lease assets	1,643,659	1,650,057
Stock-based compensation	-	90,432
Restricted stock expense	32,941	20,558
Deferred income tax (benefit) expense	(46,690)	-
Amortization of intangible assets	265,812	272,081
Amortization of financing fees	115,987	86,369
Loss from disposal or sale of machinery and equipment	171,698	19,782
Changes in operating assets and liabilities
Accounts receivable	4,515,391	5,834,858
Inventories	1,128,931	11,697,762
Prepaid expenses and other assets	(2,570,066)	(966,414)
Refundable and prepaid income taxes	752,140	(49,236)
Income taxes payable	(63,229)	52,290
Trade accounts payable	(7,125,093)	(7,988,390)
Operating lease liabilities	(422,040)	592,062
Accrued expenses and wages	1,739,518	(1,148,827)

Net cash provided by operating activities	3,921,700	14,653,443

Cash flows from investing activities
Purchases of machinery and equipment	(2,636,505)	(2,133,826)
Advances on other receivables	(4,006,500)	-

Net cash used in investing activities	(6,643,005)	(2,133,826)

Cash flows from financing activities
Proceeds under equipment notes	2,397,015	-
Payments of contingent consideration	-	(57,537)
Payments under finance lease and sale leaseback agreements	(1,501,321)	(1,623,661)
Payments under equipment notes	(501,930)	(308,775)
Proceeds under building notes payable	6,500,000	-
Payments under building notes payable	(6,401,702)	(210,000)
Borrowings under revolving line of credit	300,857,651	254,679,833
Payments under revolving line of credit	(302,157,766)	(265,009,957)
Payments of debt financing costs	(505,408)	(50,184)

Net cash used in financing activities	(1,313,461)	(12,580,281)

Change in cash and cash equivalents	(4,034,766)	(60,664)
Cash and cash equivalents at beginning of period	6,779,445	1,005,810

Cash and cash equivalents at end of period	$2,744,679	$945,146

Supplementary disclosures of cash flow information
Cash paid for interest	$910,598	$1,456,738
Cash paid for income taxes	367,061	588,915
Purchase of machinery and equipment financed
under finance leases	719,545	671,446
Financing of insurance policy	242,514	381,345

SigmaTron International, Inc.

January 31, 2021

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended January 31, 2021 is not necessarily indicative of the results that may be expected for the year ending April 30, 2021.  The condensed consolidated balance sheet at April 30, 2020, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

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

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation - Continued

Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. The Company has adopted several measures in response to the COVID-19 outbreak.  To date, the Company has been able to continue to meet the needs of its customers.  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the remainder of fiscal year 2021 and beyond.

On March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP Loan”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

As further described in Note E, the Company received funds under the PPP Loan in the amount of $6,282,973. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria.

Due to the size of the PPP Loan, it is subject to review, which introduces a layer of uncertainty. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP Loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity for the remainder of fiscal year 2021 and beyond.

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2021	2020

Finished products	$20,427,311	$20,998,329
Work-in-process	5,446,277	5,215,280
Raw materials	61,418,165	62,316,122
	87,291,753	88,529,731
Less excess and obsolescence reserve	(1,241,315)	(1,350,362)
	$86,050,438	$87,179,369

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Net income (loss)	$249,268	$(217,039)	$(24,540)	$805,169
Weighted-average shares
Basic	4,257,508	4,242,508	4,255,334	4,242,300
Effect of dilutive stock options	52,782	-	-	17,722

Diluted	4,310,290	4,242,508	4,255,334	4,260,022

Basic earnings (loss) per share	$0.06	$(0.05)	$(0.01)	$0.19

Diluted earnings (loss) per share	$0.06	$(0.05)	$(0.01)	$0.19

Options to purchase 513,232 shares of common stock were outstanding at January 31, 2021 and 2020.  There were no options granted during the nine month periods ended January 31, 2021 and 2020.  There was no stock option expense recognized for the three and nine month periods ended January 31, 2021 and 2020.  There was no balance of unrecognized compensation expense related to the Company’s stock option plans at January 31, 2021 and 2020.  For the three month period ended January 31, 2021 and 2020,  143,781 and 151,282 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.  For the nine month periods ended January 31, 2021 and 2020,  240,160 and 214,177 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at January 31, 2021 and April 30, 2020:

	January 31,	April 30,
	2021	2020

Debt:
Notes Payable - Banks	$31,914,633	$33,472,125
Notes Payable - Buildings	7,020,859	6,922,561
Notes Payable - Equipment	3,195,363	1,300,278
Unamortized deferred financing costs	(364,504)	(279,740)
Total debt	41,766,351	41,415,224
Less current maturities	6,596,970	2,878,160
Long-term debt	$35,169,381	$38,537,064

Finance lease obligations	$3,005,241	$3,787,017
Less current maturities	1,651,807	1,902,295
Total finance lease obligations, less current portion	$1,353,434	$1,884,722

Notes Payable – Banks

Prior to January 29, 2021, the Company had a senior secured credit facility with U.S. Bank.  The  revolving credit facility allowed the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap.  Prior to its payoff and termination, the U.S. Bank senior secured credit facility was due to expire on March 31, 2022.  On January 29, 2021, the Company paid the balance outstanding under the senior secured credit facility in the amount of $25,574,733.  The unamortized deferred financing costs of $158,476 were expensed in the third quarter of fiscal 2021 upon extinguishment of the debt.

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured revolving credit facility of up to $50,000,000 (the “Facility”) maturing on January 29, 2026.

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the REVLIBOR30 Rate unless the “REVLIBOR30 Rate” (as defined in the agreement) is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% at January 31, 2021),; or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the  Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  The Facility is collateralized by a lien on substantially all of the domestic assets of the Company.  Under the Agreement, a  minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (i) 10% of the revolving commitment and (ii) the outstanding principal amount of the term loans.  Deferred financing costs of $354,454 were capitalized in the third quarter of fiscal 2021 and will be amortized over the term of the agreement.  As of January  31, 2021, there was $25,584,380 outstanding and $10,390,073 of unused availability under the JPMorgan Chase Bank, N.A. facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability under the U.S. Bank senior secured credit facility at April 30, 2020.  As of January 31, 2021 and April 30, 2020, the unamortized amount offset against outstanding debt was $351,204 and $218,062, respectively.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the CARES Act, as administered by the SBA in the amount of $6,282,973. The PPP Loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default.  Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period.  The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the PPP Loan will be forgiven.  To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0%, beginning on the date of disbursement.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  On January 26, 2021, the agreement was amended.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,391,000 as of January 31, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 3.85%.  The term of the facility extends to January 6, 2022.  There was no outstanding balance under the facility at January 31, 2021 compared to an outstanding balance of $304,658 at April 30, 2020.

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note required the Company to pay monthly principal payments in the amount of $17,333, bore interest at a fixed rate of 4.0% per year and was payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which were amortized over the term of the agreement.  On January 29, 2021, the Company repaid its U.S. Bank mortgage agreement for the remaining amount outstanding of $4,576,000, using proceeds from the JPMorgan Chase Bank, N.A. mortgage agreement.  The Company recorded a prepayment penalty of $120,842 in the third quarter of fiscal 2021.  The remaining deferred financing costs of $21,365 were expensed in the third quarter of fiscal 2021.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note required the Company to pay monthly principal payments in the amount of $6,000, bore interest at a fixed rate of 4.0% per year and was payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which were amortized over the term of the agreement.  On January 29, 2021, the Company repaid its U.S. Bank mortgage agreement for the remaining amount outstanding of $1,584,000, using proceeds from the JPMorgan Chase Bank, N.A. mortgage agreement.  The Company recorded a prepayment penalty of $41,830 in the third quarter of fiscal 2021.    The remaining deferred financing costs of $18,859 were expensed in the third quarter of fiscal 2021.

The Company entered into two term notes on January 29, 2021, in the aggregate amount of $6,500,0000, with JPMorgan Chase Bank, N.A. secured against certain properties owned by the Company.  The notes require the Company to pay monthly aggregate principal payments in the amount of $36,111 and bears interest at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0%; (effectively 2.75% at January 31, 2021) and is payable over a sixty month period.  Deferred financing costs of $10,050 were capitalized in the third quarter of fiscal 2021 which are amortized over the term of the agreement.  As of January 31, 2021, the unamortized amount included as a reduction to long-term debt was $10,050.  Final payments of approximately $4,368,444 is due on or before January 31, 2026.  The outstanding balance was $6,500,000 at January 31, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to purchase the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas.  The note requires the Company to pay monthly installment payments in the amount of $6,103, bears interest at a fixed rate of 5.75% per year and is payable over a 120 month period.  The outstanding balance was $520,859 and $552,561 at January 31, 2021 and April 30, 2020, respectively.

SigmaTron International, Inc.

January 31, 2021

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

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of January 31, 2021, are as follows:

		Bank	Building	Equipment	Total

For the remaining 3 months of the fiscal year ending April 30:	2021	$5,221,926	$83,096	$220,624	$5,525,646
For the fiscal years ending April 30:	2022	1,108,327	478,423	877,428	2,464,178
	2023	-	481,085	652,117	1,133,202
	2024	-	483,904	592,628	1,076,532
	2025	-	486,890	633,149	1,120,039
	2026	25,219,876	4,751,165	219,417	30,190,458
	Thereafter	-	256,296	-	256,296
		$31,550,129	$7,020,859	$3,195,363	$41,766,351

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through June 2024, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Note F - Income Tax

The income tax benefit was $25,910 for the three month period ended January 31, 2021 compared to an income tax benefit of $102,731 for the same period in the prior fiscal year.  The Company’s effective tax rate was (11.60)% and 32.13% for the quarters ended January 31, 2021 and 2020, respectively.  The income tax expense was $196,199 for the nine month period ended January 31, 2021 compared to an income tax expense of $460,490 for the same period in the prior fiscal year.  The Company’s effective tax rate was 114.29% and 36.40% for the nine month period ended January 31, 2021 and 2020, respectively.  The decrease in income tax benefit and effective tax rate for the three

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax - Continued

month period ended January 31, 2021 compared to the same period in the previous year is due to income recognized in the current quarter compared to a loss in the previous year, and variations in income earned by jurisdiction. The decrease in income tax expense and increase in effective tax rate for the nine month period ended January 31, 2021 compared to the same period in the previous year is due to a decrease in income in the current nine month period compared to the same period in the previous year and variations in income earned by jurisdiction.

As described in Note E, the Company received a PPP Loan under the CARES Act of $6,282,963. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. On January 6, 2021 the IRS issued Revenue Ruling 2021-02 allowing deductions for the payments of eligible expenses when such payments would result in the forgiveness of a loan under the PPP. The ruling supersedes previous IRS guidance stating that such deductions would be disallowed.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $4,705,000 as of January 31, 2021.

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

Note H - Significant Accounting Policies

Management Estimates and Uncertainties -  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory, lower of cost or net realizable value for inventory, deferred income, deferred taxes, uncertain tax positions, valuation

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

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

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Net trade sales by end-market	2021	2020	2021	2020
Industrial Electronics	$36,433,938	$38,609,780	$108,705,275	$122,856,692
Consumer Electronics	30,680,777	25,632,036	82,520,093	81,106,780
Medical / Life Sciences	4,416,633	3,165,452	10,449,360	12,309,089
Total Net Trade Sales	$71,531,348	$67,407,268	$201,674,728	$216,272,561

During the three and nine month periods ending January 31, 2021,  no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at January 31, 2021.  The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.”  The Company had no material remaining unsatisfied performance obligations as of January 31, 2021, with an expected duration of greater than one year.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss.  Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.    The Company’s valuation allowance was $969,149 and $989,194 as of January 31, 2021 and April 30, 2020, respectively.

Investment in Wagz - The Company has recorded an investment in Wagz Inc. (“Wagz”), a privately held company whose equity does not have a readily determinable fair value.  As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2.  At January 31, 2021 and April 30, 2020, the Company continued to recognize the fair value of the Wagz common stock at $600,000.

On May 29, 2020, Wagz entered into a Convertible Secured Promissory Note with the Company in the principal sum of up to $4,052,478.  On January 27, 2021, Wagz entered into an additional Convertible Secured Promissory Note with the Company in the principal sum of up to $1,588,328.    The outstanding principal amount of the Notes are due and payable on the earliest to occur of (1) August 31, 2021; (2) upon the closing of a sale of all or substantially all of the assets or common stock of  Wagz; or (3) an event of default (the Maturity Date). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The notes are collateralized against substantially all assets of Wagz.  At January 31, 2021,  $5,539,594 was outstanding under other receivables.

On June 4, 2020, the Company and Wagz announced that they had executed a letter of intent (“LOI”) relating to a proposed business combination.  Subject to the terms and conditions set forth in the LOI, the Company expects to issue approximately 2,443,870 shares of its common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company.  The parties expect the transaction to close by the end of the fourth quarter of fiscal year 2021 and the acquisition remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to closing such as finalizing a material definitive agreement,  the Company potentially raising additional capital that it projects will be needed for the expanded operations, and the approval by the stockholders of both the Company and Wagz.

In November 2020, Wagz sought short-term financing for its operations and secured a commitment from Angel Business Credit, LLC (“ABC”) for a loan of $250,000 conditioned on Wagz granting ABC a security interest in its assets and Gary R. Fairhead executing a personal guaranty.  Mr. Fairhead is the Company’s President and CEO; his personal guaranty requires the approval of the Audit Committee of the Company’s Board of Directors.  After consideration, the Audit Committee determined that Mr. Fairhead’s guaranty was in the best interests of the Company and approved the guaranty.  The loan closed on November 12, 2020, and its principal, plus interest equal to $5,000,  were due on the maturity date, December 10, 2020.  The loan was paid in full on December 8, 2020.  As a result, Mr. Fairhead’s guaranty was cancelled and ABC’s security interest was terminated.

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies – Continued

New Accounting Standards:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.  This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For small reporting companies, ASU 2016-

13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this ASU may have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. Adoption of Topic 740 is not expected to have a material effect on the Company’s consolidated financial statements.    If in a future interim reporting period the Company recognizes a year-to-date loss in excess of its forecasted full-year loss in a certain jurisdiction, the adoption of this ASU could affect how much tax benefit is recorded in an interim period related to that loss.

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

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases

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

At commencement, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company exercises judgment in determining the incremental borrowing rate based on the information available when the lease commences to measure the present value of future payments.

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

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		January 31,	April 30,
	Classification	2021	2020
Operating Leases:
Right-of-use Assets	Other assets	$6,784,197	$7,235,166
Operating lease current liabilities	Current portion of operating lease obligations	1,944,321	2,150,161
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	5,065,611	5,281,811
Finance Leases:
Right-of-use Assets	Property, plant and equipment	5,881,027	6,443,954
Finance lease current liabilities	Current portion of finance lease obligations	1,651,807	1,902,295
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,353,434	1,884,722

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The components of lease expense for the three and nine month periods ended January 31, 2021 and 2020, are as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		January 31,	January 31,	January 31,	January 31,
	Classification	2021	2020	2021	2020
Operating Leases:
Operating lease cost	Operating expenses	351,751	635,692	1,078,763	1,855,525
Variable lease cost	Operating expenses	80,109	74,133	236,803	221,927
Short term lease cost	Operating expenses	1,350	1,350	4,050	4,050
Finance Leases:
Amortization of right-of-use assets	Operating expenses	457,359	361,363	1,370,094	1,092,931
Interest expense	Interest expense	70,698	67,377	193,099	209,503
Total		961,267	1,139,915	2,882,809	3,383,936

The weighted average lease term and discount rates for the quarter ended January 31, 2021 and 2020, are as follows:

	January 31,	January 31,
	2021	2020
Operating Leases:
Weighted average remaining lease term (months)	57.80	44.20
Weighted average discount rate	3.0%	3.8%
Finance Leases:
Weighted average remaining lease term (months)	32.75	26.42
Weighted average discount rate	7.7%	6.6%

SigmaTron International, Inc.

January 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 3 months of the fiscal year ending April 30:
2021	$626,171	$569,072
For the fiscal years ending April 30:
2022	1,995,402	1,576,456
2023	2,002,572	700,135
2024	1,483,139	369,550
2025	818,840	117,355
2026	289,041	-
Thereafter	208,099	-
Total undiscounted lease payments	7,423,264	3,332,568
Present value discount, less interest	413,332	327,327
Lease liability	$7,009,932	$3,005,241

Supplemental disclosures of cash flow information related to leases for the nine months ended January 31, 2021 and 2020 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	193,099	209,503
Operating cash flows from operating leases	162,220	197,970
Financing cash flows from finance leases	1,501,321	1,623,661
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	719,545	671,446
Right-of-use assets obtained in exchange for operating lease liabilities	1,192,690	2,348,231

SigmaTron International, Inc.

January 31, 2021

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

January 31, 2021

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

Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers.  Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit.  In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly.  Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold.  Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels.  Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine month periods ended January  31, 2021 and 2020, respectively.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S.  We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company changed its primary lender to J.P. Morgan Chase on January 29, 2021. The change of banks resulted in debt extinguishment expenses of approximately $360,000 associated with the old debt being incurred in January 2021.  However, even with the expense, the Company reported a pre-tax profit for the third quarter of fiscal 2021 and for the first nine months of fiscal 2021.  During the first fiscal quarter the Company was impacted by COVID-19 and its revenue was significantly reduced. In addition, heading into the fourth quarter of fiscal 2021 the Company has a record backlog.

With that record backlog, the Company finds itself facing a new set of challenges. Tremendous demand for electronic components and, in particular, semiconductor products has continued to accelerate and the Company’s supply chain is volatile.  Some parts are on allocation. Price increases have impacted many parts. In some cases suppliers missed their shipping commitments.  The Company is working closely with its supply chain and customers. At this time there is every indication

SigmaTron International, Inc.

January 31, 2021

that this will continue through the balance of calendar 2021. Also, the Company was negatively affected in February 2021 by the winter storms that paralyzed Texas and parts of Mexico. The Company’s largest operation in Acuna/Del Rio was shut down for a week and the operation in Chihuahua for two days. Both operations returned to normal during the month.

In addition to the record backlog, the Company has several new customers it is engaging with and has a record number of new opportunities going forward.  The Company has continued to make progress on its proposed acquisition of Wagz, Inc. and is even more excited about the opportunities it believes it will bring to both companies.  Hopefully the Company will be in a position to issue a separate press release on that situation soon.

While the Company still has many challenges in its industry, in general, it sees several strong quarters ahead and should have good momentum closing out fiscal 2021 and heading into fiscal 2022.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	91.7	91.8	91.6	90.9
Selling and administrative expenses	7.3	8.1	7.8	7.9
Total operating expenses	99.0	99.9	99.4	98.8
Operating income	1.0%	0.1%	0.6%	1.2%

Net Sales

Net sales increased for the three month period ended January 31, 2021, to $71,531,348 from $67,407,268 for the three month period ended January 31, 2020.  Net sales decreased for the nine month period ended January 31, 2021 to $201,674,728 from $216,272,561 for the nine month period ended January 31, 2020.  The Company’s sales increased for the three month period ended January 31, 2021, as compared to the prior year in the consumer electronics and medical/life science marketplaces.  The increase in sales dollars for these marketplaces was partially offset by a decrease in sales dollars in the industrial electronics marketplace.  The Company’s sales decreased for the nine month period ended January 31, 2021, as compared to the prior year in the industrial electronics and medical/life science marketplaces.  The decrease in sales dollars for these marketplaces was partially offset by an increase in sales dollars in the consumer electronics marketplace.  Sales decreased by approximately 7% for the nine month period ended January 31, 2021, as compared to the same periods in the prior year due to the COVID-19 pandemic that significantly impacted sales in the first quarter of fiscal 2021.  The COVID-19 situation remains volatile and customer demand could change quickly.

SigmaTron International, Inc.

January 31, 2021

Gross Profit

Gross profit dollars increased during the three month period ended January 31, 2021, to $5,912,699 or 8.3% of net sales compared to $5,521,777 or 8.2% of net sales for the same period in the prior fiscal year.    Gross profit dollars decreased during the nine month period ended January 31, 2021, to $16,944,432 or 8.4% of net sales compared to $19,611,595 or 9.1% of net sales for the same period in the prior fiscal year.    The decrease in gross profit for the nine month period ended January 31, 2021, was primarily the result of decreased sales in the first quarter of fiscal 2021 due to the COVID-19 pandemic and approximately $800,000 of COVID-19 related expenses.  It is likely the COVID-19 related expenses will continue for the balance of this fiscal year.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5,212,629 or 7.3% of net sales for the three month period ended January 31, 2021, compared to $5,469,654 or 8.1% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the three month period ended January 31, 2021, was attributable to a decrease in sales salaries, financing fees and travel and lodging.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in bonus expense, bank closing costs and miscellaneous general and administrative expense.  Selling and administrative expenses decreased to $15,693,893 or 7.8% of net sales for the nine month period ended January 31, 2021, compared to $16,997,268 or 7.9% of net sales for the same period in the prior fiscal year.  The net decrease in selling and administrative expenses for the nine month period ended January 31, 2021, was attributable to a decrease in sales salaries, financing fees,  accounting professional fees and travel and lodging.  The decrease in the foregoing selling and administrative expenses was partially offset by an increase in legal professional fees and miscellaneous general and administrative expense.

Interest Expense

Interest expense decreased to $287,371 for the three month period ended January 31, 2021, compared to $401,837 for the same period in the prior fiscal year.  Interest expense decreased to $934,248 for the nine month period ended January 31, 2021, compared to $1,455,837 for the same period in the prior fiscal year.  The decrease in interest expense for the three and nine month periods ended January 31, 2021, was due to the decreased borrowings under the Company’s banking arrangements and mortgage obligations.

Income Tax Expense

The income tax benefit was $25,910 for the three month period ended January 31, 2021, compared to an income tax benefit of $102,731 for the same period in the prior fiscal year.  The Company’s effective tax rate was (11.60)% and 32.13% for the quarters ended January 31, 2021 and 2020, respectively.  The income tax expense was $196,199 for the nine month period ended January 31, 2021, compared to an income tax expense of $460,490 for the same period in the prior fiscal year.  The Company’s effective tax rate was 114.29% and 36.40% for the nine month period ended January 31, 2021 and 2020, respectively.  The decrease in income tax benefit and effective tax rate for the three month period ended January 31, 2021 compared to the same period in the previous year is due to income recognized in the current quarter compared to a loss in the previous year, and variations in income earned by jurisdiction. The decrease in income tax expense and increase in effective tax rate for the nine month period ended January 31, 2021 compared to the same period in the previous year is

SigmaTron International, Inc.

January 31, 2021

due to a decrease in income in the current nine month period compared to the same period in the previous year and variations in income earned by jurisdiction.

Net Income

Net income increased to $249,268 for the three month period ended January 31, 2021, compared to a  net loss of $217,039 for the same period in the prior fiscal year.  Net income decreased to a net loss of $24,540 for the nine month period ended January 31, 2021, compared to net income of $805,169 for the same period in the prior fiscal year.  Basic and diluted earnings per share for the third quarter of fiscal year 2021 were $0.06, compared to basic and diluted loss per share of $0.05 for the same period in the prior fiscal year.  Basic and diluted loss per share for the nine month period ended were $0.01, compared to basic and diluted earnings per share of $0.19 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $3,921,700 for the nine months ended January 31, 2021.   During the nine months of fiscal year 2021, cash flow provided by operating activities was primarily the result of a decrease in both accounts receivable and inventory of $4,515,391 and $1,128,931, respectively,  offset by a decrease in accounts payable of $7,125,093 and an increase in prepaid expenses and other assets of $2,570,066.  The decrease in accounts payable was primarily the result of the timing of payments in the ordinary course of business.

Cash flow provided by operating activities was $14,653,443 for the nine months ended January 31, 2020.  During the first nine months of fiscal year 2020, cash flow provided by operating activities was primarily the result of net income, a decrease in inventory of $11,697,762  and a decrease in accounts receivable of $5,834,858.  The decrease in inventory was primarily the result of the implementation of an inventory reduction program.  Cash flow provided by operating activities was partially offset by the result of a decrease in accounts payable of $7,988,390 and a decrease in accrued expenses and wages.

Investing Activities.

Cash used in investing activities was $6,643,005 for the nine months ended January 31, 2021.  During the nine months of fiscal year 2021 the Company purchased $2,636,505 in machinery and equipment to be used in the ordinary course of business.  The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities.  To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases in fiscal year 2021.  The Company anticipates future purchases will be funded by lease transactions.    During the nine months of fiscal year 2021 the Company made advances of $4,006,500 to Wagz.   As more fully described in Note H – Significant Accounting Policies, in June 2020, the Company announced a proposed business combination with Wagz.  The advances were made in conjunction with the proposed business combination.

During the first nine months of fiscal year 2020, the Company purchased $2,133,826 in machinery and equipment used in the ordinary course of business.  The Company made additional machinery and equipment purchases of $2,512,499 during the balance of fiscal year 2020.

SigmaTron International, Inc.

January 31, 2021

Financing Activities.

Cash used in financing activities of $1,313,461 for the nine months ended January 31, 2021, was primarily the result of net payments under the line of credit.

Cash used in financing activities of $12,580,281 for the nine months ended January 31, 2020, was primarily the result of net payments under the line of credit.

Financing Summary.

Notes Payable – Banks

Prior to January 29, 2021, the Company had a senior secured credit facility with U.S. Bank.  The  revolving credit facility allowed the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap.  Prior to its payoff and termination, the U.S. Bank senior secured credit facility was due to expire on March 31, 2022.  On January 29, 2021, the Company paid the balance outstanding under the senior secured credit facility in the amount of $25,574,733.  The unamortized deferred financing costs of $158,476 were expensed in the third quarter of fiscal 2021 upon extinguishment of the debt.

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured revolving credit facility of up to $50,000,000 (the “Facility”) maturing on January 29, 2026

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% at January 31, 2021),; or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base.  The Facility is collateralized by a lien on substantially all of the domestic assets of the Company.  Under the Agreement, a  minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (i) 10% of the revolving commitment and (ii) the outstanding principal amount of the term loans.  Deferred financing costs of $354,454 were capitalized in the third quarter of fiscal 2021 and will be amortized over the term of the agreement.  As of January 31, 2021, there was $25,584,380 outstanding and $10,390,073 of unused availability under the JPMorgan Chase Bank, N.A. facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability under the U.S. Bank senior secured credit facility at April 30, 2020.  As of January 31, 2021 and April 30, 2020, the unamortized amount offset against outstanding debt was $351,204 and $218,062, respectively.

SigmaTron International, Inc.

January 31, 2021

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the CARES Act, as administered by the SBA in the amount of $6,282,973. The PPP Loan, in the form of a promissory note, matures on April 23, 2022.  No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default.  Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period.  The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the PPP Loan will be forgiven.  To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0%, beginning on the date of disbursement.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank.  On January 26, 2021, the agreement was amended.  Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,391,000 as of January 31, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building.  Interest is payable monthly and the facility bears a fixed interest rate of 3.85%.  The term of the facility extends to January 6, 2022.  There was no outstanding balance under the facility at January 31, 2021 compared to an outstanding balance of $304,658 at April 30, 2020.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois.  The note required the Company to pay monthly principal payments in the amount of $17,333, bore interest at a fixed rate of 4.0% per year and was payable over a fifty-one month period.  Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which were amortized over the term of the agreement.  On January 29, 2021, the Company repaid its U.S. Bank mortgage agreement for the remaining amount outstanding of $4,576,000, using proceeds from the JPMorgan Chase Bank, N.A. mortgage agreement.  The Company recorded a prepayment penalty of $120,842 in the third quarter of fiscal 2021.  The remaining deferred financing costs of $21,365 were expensed in the third quarter of fiscal 2021.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois.  The note required the Company to pay monthly principal payments in the amount of $6,000, bore interest at a fixed rate of 4.0% per year and was payable over a fifty-one month period.  Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which were amortized over the term of the agreement.  On January 29, 2021, the Company repaid its U.S. Bank mortgage agreement for the remaining amount outstanding of $1,584,000, using proceeds from the JPMorgan Chase Bank, N.A. mortgage agreement.  The Company recorded a prepayment penalty of $41,830 in the third quarter of fiscal 2021.    The remaining deferred financing costs of $18,859 were expensed in the third quarter of fiscal 2021.

SigmaTron International, Inc.

January 31, 2021

The Company entered into two term notes on January 29, 2021, in the aggregate amount of $6,500,0000, with JPMorgan Chase Bank, N.A. secured against certain properties owned by the Company.  The notes require the Company to pay monthly aggregate principal payments in the amount of $36,111 and bears interest at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0%; (effectively 2.75% at January 31, 2021) and is payable over a sixty month period.  Deferred financing costs of $10,050 were capitalized in the third quarter of fiscal 2021 which are amortized over the term of the agreement.  As of January 31, 2021, the unamortized amount included as a reduction to long-term debt was $10,050.  Final payments of approximately $4,368,444 is due on or before January 31, 2026.  The outstanding balance was $6,500,000 at January 31, 2021.

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

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements.  The terms of the lease agreements mature through June 2024, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO.  The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars.  The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company.  The impact of currency fluctuations for the nine month period ended January  31, 2021, resulted in net foreign currency transaction losses of $168,539 compared to net foreign currency losses of approximately $268,400 for the same period in the prior year.  During the nine months of fiscal year 2021, the Company paid approximately $43,690,000 to its foreign subsidiaries for manufacturing services.  All intercompany balances have been eliminated upon consolidation.

SigmaTron International, Inc.

January 31, 2021

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries.  The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $4,705,000 as of January 31, 2021.

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of January  31, 2021.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January  31, 2021.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the nine months ended January 31, 2021, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.  The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

SigmaTron International, Inc.

January 31, 2021

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

Item 5.              Other Information.

None.

SigmaTron International, Inc.

January 31, 2021

Item 6.Exhibits.

10.1

Lease No. 13, entered into November 18, 2020, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

10.2

Credit Agreement dated as of January 29, 2021 between SigmaTron International, Inc. and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2021.

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

January 31, 2021

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 11, 2021

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	March 11, 2021

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)