Form 10-K
period 2021-04-30
SIGMATRON INTERNATIONAL INC
filed 2021-07-23
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2021.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $11,921,231 based on the closing sale price of $3.21 per share as reported by NASDAQ Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 20, 2021 was 4,284,508.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2021 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2021, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination; the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements, including the phase-out of LIBOR; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a decrease in consumer revenues, caused a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

The Company provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products assembled by the Company are then incorporated into finished products sold in various industries, particularly industrial electronics, consumer electronics and medical/life sciences. In some instances, the Company manufactures and assembles the completed finished product for its customers.

The Company operates manufacturing facilities in Elk Grove Village, Illinois United States of America (“U.S.”); Union City, California, U.S.; Acuna, Coahuila, Mexico (“MX”); Chihuahua, Chihuahua, MX; and Tijuana, Baja California, MX; Suzhou, Jiangsu Province, China; and Ho Chi Minh City, Dong Nai Province, Vietnam. In addition, the Company maintains an International Procurement Office and Compliance and Sustainability Center (“IPO”) in Taipei, Taiwan. The Company also provides design services in Elgin, Illinois and warehousing services in Del Rio, Texas; El Paso, Texas; Elk Grove Village, IL; and San Diego, California. The Company has an information technology office in Taichung, Taiwan.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

For the fiscal year ended 2021 the Company reported pre-tax profit of approximately $2,100,000 and sales of approximately $278,000,000. The Company reported strong results for the fourth quarter of fiscal year 2021, including pre-tax profit of approximately $1,900,000 and sales of approximately $76,000,000. The year end results were strong despite the first fiscal quarter, which was the height of the COVID-19 pandemic for the Company. These results were obtained after incurring significant non-reoccurring expenses during the year related to changing the Company’ primary bank, COVID-19 related expenses, including reconfiguring operations to provide a safe environment and expenses related to a proposed acquisition of Wagz, Inc.  Furthermore, the continuing electronic component shortages in the marketplace have led to lower productivity on occasion, as the marketplace has remained volatile.

Going forward, the Company’s backlog remains at an all-time high with demand staying strong across the vast majority of markets and customers the Company serves. The Company has several new customers of significance that the Company expects to begin shipping to in the first half of fiscal year 2022. However, the electronic component marketplace remains volatile in terms of both supply and price. It could well negatively impact the Company’s ability to ship the backlog on time.  This is a problem faced by almost every customer and competitor in the EMS industry, and the Company does not see the situation improving soon.  The Company’s supply chain and operations teams have challenges which continue for the foreseeable future and it would seem they will remain for fiscal year 2022.  The Company does not see any signs of weakening in the semiconductor demand across all markets, nor does the Company see any additional capacity coming online anytime soon.

Recent Developments

On May 29, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478.  On January 27, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal sum of up to $1,588,328. On April 30, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,249,966. On April 30, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $308,329 (collectively, the “Notes”). At April 30, 2021, $7,014,594 and $184,507 was outstanding under Note receivable and Other receivables, respectively, in the consolidated balance sheet. The Notes are due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz

(other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Notes are collateralized by substantially all assets of Wagz.

On June 4, 2020, SigmaTron and Wagz, announced that they executed a Letter of Intent (“LOI”) relating to a proposed acquisition. Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,443,870 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company. The potential benefits to the Company from that transaction were summarized in the June 4, 2020 announcement. On July 19, 2021 the definitive agreement was signed. The parties expect the transaction to close by September 30, 2021 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to Closing including the Company having determined that the Wagz Freedom Smart Collar™ meets certain criteria, and the approval by the stockholders of both SigmaTron and Wagz.

A pandemic of respiratory diseases, including variants (commonly known as "COVID-19") began to spread globally, including to the United States, in early 2020. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The Company cannot predict the extent to which the COVID-19 outbreak will continue to impact its business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. The Company has adopted several measures in response to the COVID-19 outbreak. For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – The ongoing COVID-19 global pandemic and measures taken in response thereto have adversely affected the Company’s results of operations and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.”

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

The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single-sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company orders material from its suppliers consistent with the purchase orders and forecasts it receives from its customers. See “Item 1A. Risk Factors – The availability of raw components or an increase in their price may affect the Company’s operations and profits”.

Warehousing and Distribution: The Company provides both in-house and third-party warehousing, shipping, and customs brokerage for border crossings as part of its service offering. This includes international shipping, drop shipments to the end customer as well as support of inventory optimization activities such as kanban and consignment.

Government Compliance, Green, Sustainability, and Social Responsible Initiatives: The Company supports initiatives that promote sustainability, green environment and social responsibility. The Company helps its customers in achieving effective compliance. Those include, but are not limited to, Restrictions of Hazardous Substances (“RoHS”), Restriction of Chemicals (“REACH”) and Conflict Minerals regulations.

Manufacturing Locations and Certifications: The Company’s manufacturing locations are strategically located to support our customers with locations in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China and Ho Chi Minh City, Vietnam. The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service differentiates it from many competitors. Manufacturing certifications and registrations are location specific, and include ISO 9001:2015, ISO 14001:2004, ISO 14001:2015, IATF 16949:2016, Medical ISO 13485:2016 and FDB Certification, Aerospace AS9100D and International Traffic in Arms Regulations (“ITAR”) certifications.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences industries. As of April 30, 2021, the Company had approximately 225 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets it serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2021%	Fiscal 2020%
Industrial Electronics	Smart grid, IoT connectivity, welding equipment, food processing equipment, solar energy devices, gaming equipment, health club equipment	54.0	56.5
Consumer Electronics	Appliances, marine equipment, pool and spa controls	40.8	37.7
Medical/Life Sciences	Surgical tables, dialysis machines	5.2	5.8
Total		100%	100%

For the fiscal year ended April 30, 2021, the Company’s largest two customers, Whirlpool Inc. and Electrolux accounted for 17.9% and 16.2%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2020, Whirlpool Inc. and Electrolux accounted for 16.7% and 14.1%, respectively, of the Company’s net sales. The Company believes that Whirlpool Inc. and Electrolux will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

The majority of sales are made to U.S. based customers and denominated in USD. The following geographic data includes net sales based on the country location of the Company’s operation providing the electronic manufacturing service for the year ended April 30, 2021 and 2020:

Location	Net Sales Fiscal 2021	Net Sales Fiscal 2020
United States	$69,125,385	$75,443,339
Mexico	158,779,275	146,922,207
China	36,030,112	45,198,018
Vietnam	13,783,899	13,478,918
Total	$277,718,672	$281,042,482

Approximately 39% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2021, 21% and 15% of the total assets were located in Mexico and China, respectively, and 3% in other foreign locations. As of April 30, 2020, approximately 37% of the total assets were located in foreign jurisdictions, 17% were located in each of China and Mexico, and 3% in other foreign locations.

Sales and Marketing

Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has four direct sales employees. The Company markets its services through six independent manufacturers’ representative organizations that together currently employ 14 sales personnel in the United States and Canada. Independent manufacturers’ representatives’ organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. In addition, the Company markets itself through its website and tradeshows.

Mexico, China, Vietnam and Taiwan Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican corporation, is located in Acuna, Coahuila Mexico, a border town across the Rio Grande River from Del Rio, Texas, and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operations in 1968 and had 939 employees at April 30, 2021. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican corporation, is located in Tijuana, Baja California Mexico, a border town south of San Diego, California. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 408 employees at April 30, 2021. The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican corporation, operates in Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas. Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997. The operation had 594 employees at April 30, 2021. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. In fiscal year 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing. The total square footage of the facility is 216,950 and the operation had 417 employees as of April 30, 2021. Both SigmaTron China entities operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Ho Chi Minh City. Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 334 employees as of April 30, 2021.

The Company maintains an IPO in Taipei, Taiwan which was incorporated in 1991. The total square footage of the office is 4,685 square feet. The Company has an information technology office in Taichung, Taiwan. The total square footage of the office is 1,650 square feet. The Company had 34 employees located in the Taiwan offices as of April 30, 2021.

The Company provides funds for manufacturing services such as salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and foreign enterprises and the IPO in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2021, resulted in net foreign currency transaction losses of approximately $285,389 compared to net foreign currency losses of $285,654 in the prior year. In fiscal year 2021, the Company paid approximately $59,020,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The consolidated financial statements as of April 30, 2021, include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch. The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”) and contributing conflict.  Consistent with recent prior years, in May 2021, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

The Company’s costs of compliance with environmental laws, including conflict mineral reporting, is estimated to be a total of approximately $1,800,000 for the three most recently completed fiscal years ending April 30, 2021.  Additional or modified requirements may be imposed in the future.  If such additional or modified requirements are imposed, or if conditions requiring remediation are found to exist, the Company may be required to incur additional expenditures.

Backlog

The Company relies on forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. The Company’s backlog of firm orders as of April 30, 2021, and April 30, 2020, was approximately $307,130,000 and $272,550,000, respectively. The Company believes a significant portion of the backlog at April 30, 2021, will ship in fiscal year 2022. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Employees

The Company employed approximately 3,200 full-time employees of which approximately 500 were located in the U.S. as of April 30, 2021. There were 224 engaged in engineering or engineering-related services, 2,633 in manufacturing and 339 in administrative and marketing functions.

The Company makes a considerable effort to maintain a qualified and engaged work force. The Company makes a concerted effort to engage its employees and provide opportunities for growth and the Company believes that its employee relations are good. The Company considers the health and safety of its employees a key priority, and even more so since the COVID-19 pandemic started. The Company has adopted various safety, cleaning and social distancing protocols. The Company is committed to removing conditions that may cause personal injury or occupational illness.

SigmaTron has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2021. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 7, 2022. The Company’s subsidiary located in Tijuana, Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date. The Company’s subsidiary located in Ho Chi Minh City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires on April 30, 2022.

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

Information about our Executive Officers

Name	Age	Position

Gary R. Fairhead	69

President, Chief Executive Officer and Chairman of the Board of Directors. Gary R. Fairhead has been the President of the Company and a director since January 1990 and Chairman of the Board of Directors of the Company since August 2011. Gary R. Fairhead is the brother of Gregory A. Fairhead.

Linda K. Frauendorfer	60	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since February 1994. Director of the Company since August 2011.

Gregory A. Fairhead	65

Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	60	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	72	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	66	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	61	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

James E. Barnes	39

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

The Company’s business, results of operations, and financial condition were adversely affected by the COVID-19 pandemic in the fourth quarter of fiscal year 2020, especially beginning in mid-March, and such impact continued in fiscal year 2021. The COVID-19 pandemic and both public and private measures taken to contain it have negatively affected the Company’s business, results of operations, financial condition, and liquidity, all of which may continue or worsen.

The Company’s financial condition and results of operations have been and may be further impacted by the COVID-19 pandemic in several ways, including, the following:

-          interruptions, availability or delays in global shipping to transport our products

-          further slowdown or stoppage in the supply chain

-          further disruptions to our operations, including additional facility closures and restrictions on our operations

-          limitations on employee resources and availability, including sickness and government restrictions

-          greater difficulty in generating sales or collecting customer receivables

-          an increase in the cost of or obtaining debt or equity financing or the Company’s ability to fund operations or investment opportunities

-          changes to the carrying value of our intangible assets and

-          an increase in regulatory restrictions or continued market volatility that could negatively impact the Company’s stock price

The Company has and will continue to take actions to manage its expenses and to conserve its financial resources. The Company’s future strategies, prospects, and plans for growth may also be negatively impacted by the COVID-19 pandemic.

The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak within the U.S., China, Mexico, Vietnam and Taiwan, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. The Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations. While it continues to monitor the business metrics that it has historically used to predict its financial performance, it is uncertain as to whether these metrics will continue to function as they have in the past.

The availability of raw components or an increase in their price may affect the Company’s operations and profits.

The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single-sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater buying power from suppliers. The Company does not enter into long-term purchase agreements with major or single-source suppliers, but the Company frequently places cancellable scheduled purchase orders with suppliers that extend out as far as one year. The current component market place remains volatile. The Company’s orders for components are always based on the changing needs of its customers. Many components are on allocation. Currently there is not enough manufacturing capacity to meet demand for raw components. In some cases shipment to the Company’s customers have been delayed. Component shortages are expected to continue during fiscal year 2022.

Wagz’s repayment of the Convertible Debt and Secured Promissory Note issued to the Company is not certain.

As of April 30, 2021, Wagz is indebted to SigmaTron under the terms of a Convertible Secured Promissory Note in the maximum principal amount of $4,052,478 dated May 29, 2020; a Convertible Secured Promissory Note, in the maximum principal amount of $1,588,328 dated January 27, 2021; and a Convertible Secured Promissory Note in the maximum principal amount of $1,249,966 (together with any additional convertible debt issued by Wagz to the Company, the “Convertible Debt”); and a Secured Promissory Note in the maximum principal amount of $308,329 dated April 30, 2021.  It is anticipated that the Company will convert the Convertible Debt into Wagz common stock in the Company’s anticipated acquisition of Wagz.  However, the consummation of the acquisition is subject to numerous conditions (see Item 1. CAUTIONARY NOTE; Recent Developments), which, if not satisfied, could prevent the acquisition. The Notes are due on the earliest to occur of (a) December 31, 2021 or, if the Closing does not occur due to the Company’s termination of the Agreement, that date which is twelve (12) months after the date of such SigmaTron Termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default.  If Wagz is unable to pay the Convertible Debt or Secured Promissory Note, and the Company forecloses its security interest in the Wagz collateral, there is no assurance that the Company will recover sufficient value from the Wagz collateral to pay the Convertible Debt in full. On July 19, 2021 the definitive agreement was signed.

The Company may not be able to provide the working capital that Wagz will need to fund operations until its cashflow is sufficient.

The Company is Wagz’s primary source of working capital to finance its operations.  As of April 30, 2021, Wagz is already indebted to the Company a total of $6,890,772 in Convertible Debt and $308,329 in a Secured Promissory Note and it is expected that Wagz will need additional working capital before its cashflow will sustain its operations.  It is not certain how much more working capital that Wagz will need.  It is also not certain that the Company will be able to provide all of the working capital that Wagz will need.  Among other conditions, the Company’s primary secured lender has limited the Company’s advances to Wagz to $5,000,000 made after January 29, 2021, of which $1,475,000 has been made from February 1, 2021 through April 30, 2021.  As of May 1, 2021 through July 20, 2021 an additional $1,537,000 was advanced to Wagz. If Wagz does not have sufficient working capital, it may not be able to bring its products to market and may be forced to liquidate, without paying the Convertible Debt or the Secured Promissory Note in full.   If Wagz is unable to pay the Convertible Debt and the Secured Promissory Note in full, and the Company forecloses its security interest in the Wagz collateral, there is no assurance that the Company will recover sufficient value from the Wagz collateral to pay the Convertible Debt and the Secured Promissory Note in full.

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

Our customers have competitive challenges, including rapid technological changes, pricing pressure and decreasing demand from their customers, which could adversely affect their business and the Company’s business.

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

Sales to the Company’s five largest customers accounted for 57.8% and 51.4% of net sales for the fiscal years ended April 30, 2021, and April 30, 2020, respectively. For the fiscal year ended April 30, 2021, two customers accounted for 17.9% and 16.2% of net sales of the Company, and 3.8% and 5.6%, respectively, of accounts receivable. For the fiscal year ended April 30, 2020, two customers accounted for 16.7% and 14.1% of net sales of the Company, and 3.6% and 5.0%, respectively, of accounts receivable. Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material adverse impact on the results of operations. There can be no assurance that the Company will retain any or all of its largest customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured credit facility maturing on January 29,2026, of which (a) up to $50,000,000 is available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility is secured by substantially all of SigmaTron’ assets including mortgages on its two Illinois properties.

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at April 30, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan matures on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness will be reflected in the Company’s first quarter financial statements for fiscal year 2022.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,380,000 as of April 30, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.85% per annum. The term of the facility extends to January 6, 2022. There was $824,159 outstanding under the facility at April 30, 2021 compared to an outstanding balance of $304,658 at April 30, 2020.

The Company may not be entitled to forgiveness of its recently received Paycheck Protection Program Loan (“PPP Loan”), and its application for the PPP Loan could in the future be determined to have been impermissible.

On April 23, 2020 the Company received proceeds of $6,282,973 from a loan under the PPP of the CARES Act, which it has used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 if not forgiven and bears annual interest at a rate of 1.0%. Due to the size of the PPP Loan, it is subject to review by the lender and the SBA, which introduces an additional layer of uncertainty.

Under the CARES Act, small businesses may apply for a PPP Loan if they employ no more than 500 employees, or are a business in an industry that has an employee-based size standard established by the SBA that is greater than 500 employees. The Company operates under NAICS Code 334418 where the maximum employee headcount for a small business is 750. In establishing eligibility for a PPP Loan, the Company has considered its U.S. resident headcount based on the SBA rules in place at the time of its application, which the Company believes places the Company within the eligibility parameters.

Under the CARES Act, forgiveness of a PPP Loan is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. The Company may be required to repay any portion of the outstanding principal of its PPP Loan that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. If the PPP Loan is not forgiven, the Company will be required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 23, 2022 any principal amount outstanding on the PPP Loan. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness will be reflected in the Company’s first quarter financial statements for fiscal year 2022.

Even though the PPP Loan has been forgiven, it remains subject to audit by the SBA. In order to apply for the PPP Loan, the Company was required to certify, that the current economic uncertainty, including, among other factors, the short term customer demand reduction, made the PPP Loan request necessary to support its ongoing operations. The Company made this certification in good faith after analyzing, among other things, the continued employment of its entire U.S. workforce, certain obvious “work-from-home” limitations associated with the nature of its business, and its ability to meet fixed cost obligations, in light of customer concerns. Furthermore, the Company considered its classification as a “smaller reporting company” under SEC rules and its need for additional funding to continue operations, and its lack of ability to currently access alternative forms of capital in the current market environment to fund working capital requirements. Based on this analysis, the Company believes that it satisfied all eligibility criteria for the PPP Loan, and that the receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP Loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety in a lump sum or be subject to additional penalties and interest, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company may not be able to achieve the expected benefits of the proposed business combination between SigmaTron and Wagz (the “Wagz acquisition”), including anticipated revenue and cost synergies; costs associated with achieving synergies or integrating Wagz may exceed its expectations; and there is no assurance that the acquisition will close.

The Company may not be able to achieve the expected benefits of the Wagz acquisition, including anticipated revenue and cost synergies. There can be no assurance that the Wagz acquisition will be beneficial to the Company. Moreover, the Company may not be able to integrate the assets acquired in the Wagz acquisition or achieve our expected cost synergies without increases in costs or as a result of other difficulties. Although Wagz will be a stand-alone operation of SigmaTron, the integration process may be complex, costly and time-consuming. While it is anticipated that certain expenses will be incurred to achieve operational synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Wagz acquisition may be offset by costs incurred or delays in integrating the businesses. Any unexpected costs or delays incurred in connection with the integration of Wagz could have an adverse effect on the Company’s business, results of operations, financial condition and prospects, as well as the market price of its common stock.

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

There is no assurance that the acquisition of Wagz will be consummated, and in addition to related risks disclosed above relating to Wagz’s repayment of certain Convertible Debt and Secured Promissory Note, failure to close the transaction may create other expenses and other detrimental business consequences to the Company.

An adverse change in the interest rates for our borrowings could adversely affect our results of operations.

The Company pays interest on outstanding borrowings under its senior secured credit facility and certain other long-term debt obligations at interest rates that fluctuate. An adverse change in the Company’s interest rates could have a material adverse effect on its financial condition and results of operations.

The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates which may have an adverse impact on the Company.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice as the alternative to LIBOR for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. The interest rate for the Company’s secured credit facility is calculated using LIBOR. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on the Company’s liquidity. However, if LIBOR ceases to exist or a new method of calculating LIBOR is adopted, the Company’s lender may, on notice to the Company, select an interest rate to replace LIBOR in accordance with the Agreement, and there is a risk that the replacement rate will be less favorable to the Company than the rates based on LIBOR. In addition, these changes may have an adverse impact on the value of or interest earned on any LIBOR-based marketable securities, loans and derivatives that are included in the Company’s financial assets and liabilities, which may have a material adverse effect on its financial condition and results of operations.

If the security of the Company’s Information Technology systems is breached or otherwise subjected to unauthorized access, the Company’s reputation may be severely harmed and it may be exposed to liability.

The Company’s system stores confidential information which includes its financial information, its customers’ proprietary email distribution lists, product information, supplier information, and other critical data.  Any accidental or willful security breach or other unauthorized access could expose the Company to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage the Company’s reputation.  If security measures are breached because of third-party action, employee action or error, malfeasance or otherwise, or if design flaws in its software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of the Company’s customer data, its relationships with its customers may be severely damaged, and the Company could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company and its third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventive measures.  In addition, many states have enacted laws requiring companies to notify customers of data security breaches involving their data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause the Company’s customers to lose confidence in the effectiveness of its data security measures.  Any security breach whether actual or perceived, could harm the Company’s reputation, could cause it to lose customers and may negatively impact its ability to acquire new customers.

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

Most of the Company’s customers’ production schedules are volatile, which makes it difficult to schedule production and achieve maximum efficiency at the Company’s manufacturing facilities and manage inventory levels.

The volume and timing of sales to the Company’s customers may vary due to:

-          component availability

-          customers’ attempts to manage their inventory

-          variation in demand for the Company’s customers’ products

-          design changes, or

-          acquisitions of or consolidation among customers

Many of the Company’s customers production schedules are volatile. The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers. Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in our customers’ demand, thereby adversely affecting the Company’s results of operations in any given period.

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

The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. Dollar. Such fluctuations could have a material impact on the Company’s results of operations and performance. The impact of currency fluctuations for the fiscal year ended April 30, 2021, resulted in net foreign currency transaction losses of $285,389 compared to net foreign currency losses of approximately $286,000 in the prior year. These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations. The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

Approximately 39% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2021, 21% and 15% of the total assets were located in Mexico and China, respectively, and 3% in other foreign locations. As of April 30, 2020, approximately 37% of the total assets were located in foreign jurisdictions, 17% were located in each of China and Mexico, and 3% in other foreign locations.

The Company depends on management and skilled personnel.

The Company depends significantly on its President/CEO/Chairman of the Board and other executive officers. The Company’s employees generally are not bound by employment agreements and the Company cannot assure that it will retain its executive officers or skilled personnel. The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company’s EMS business will require that the Company attract, motivate and retain additional skilled and experienced personnel. The Company’s future growth depends on the contributions and abilities of key executives and skilled, experienced employees. The Company’s future growth also depends on its ability to recruit and retain high-quality employees. A failure to obtain or retain the number of skilled employees necessary to support the Company’s efforts, a loss of key employees or a significant shortage of skilled, experienced employees could jeopardize its ability to meet its growth targets.

Favorable labor relations are important to the Company.

The Company currently has labor union contracts with its employees constituting approximately 49% and 46% of its workforce for fiscal years 2021 and 2020, respectively. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations.

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

If the Company identifies and reports a material weakness in its internal control over financial reporting, stockholders and the Company’s lenders could lose confidence in the reliability of the Company’s financial statements. This could have a material adverse impact on the value of the Company’s stock and the Company’s liquidity.

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

In the past, the Company has been notified of claims relating to various matters including contractual matters, product liability, labor issues or other matters arising in the ordinary course of business. In the event of any such claim, the Company may be required to spend a significant amount of money and resources, even where the claim is without merit or covered by insurance. Accordingly, the resolution of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on the Company’s business, consolidated financial conditions and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At April 30, 2021, the Company, operating in one business segment as an independent EMS provider, had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Ho Chi Minh City, Vietnam and Suzhou, China. In addition, the Company provides material procurement services through all its locations. The Company provides design services in Elgin, Illinois U.S. The Company has an information technology office in Taichung, Taiwan.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	216,950	Electronic and electromechanical manufacturing solutions	* ***
Elk Grove Village, IL	124,300	Corporate headquarters, electronic and electromechanical manufacturing solutions and warehousing	Owned
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Acuna, Mexico	115,000	Electronic and electromechanical manufacturing solutions	Owned **
Chihuahua, Mexico	121,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
El Paso, TX	18,200	Warehousing and distribution	Leased
Elgin, IL	45,000	Design services	Owned
Del Rio, TX	28,000	Warehousing and distribution	Owned
Del Rio, TX	16,000	Warehousing and distribution	Leased
San Diego, CA	30,240	Warehousing and distribution	Leased
Ho Chi Minh City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Taichung, Taiwan	1,650	Information technology office	Leased

*The Company’s Suzhou, China buildings are owned by the Company and the land is leased from the Chinese government for a 50 year term ending on July 15, 2053.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, Tijuana and Chihuahua, Mexico, Ho Chi Minh City, Vietnam and El Paso, Texas properties are occupied pursuant to leases of the premises. The lease agreement for the El Paso, Texas property expires January 2030. The lease agreement for the San Diego, California property expires August 2024. The lease agreement for the Union City, California property expires June 2026. The Chihuahua, Mexico lease expires July 2021. The Tijuana, Mexico lease expires November 2023. The lease agreement for the Ho Chi Minh City, Vietnam property expires June 2025. The Company’s manufacturing facilities located in Acuna, Mexico, Del Rio, Texas, Elgin, Illinois and Elk Grove Village, Illinois are owned by the Company, except for a portion of each facility in Acuna, Mexico and Del Rio, Texas, which are leased. The Company has an option to buy the leased portion of the facility in Acuna, Mexico. The properties in Del Rio, Texas, Elk Grove Village, Illinois and Elgin, Illinois are financed under separate mortgage loan agreements. The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company leases the information technology office in Taichung, Taiwan. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

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

As of July 20, 2021, there were approximately 30 holders of record of the Company’s common stock, which does not include stockholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,400 beneficial owners of the Company’s common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”) and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination; the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements, including the phase-out of LIBOR; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a decrease in consumer revenues, caused a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2021 and April 30, 2020.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Factors Affecting Results

COVID-19. The Company’s business, results of operations, and financial condition were adversely affected by the COVID-19 pandemic in the fourth quarter of fiscal year 2020, especially beginning in mid-March, and such impact continued through fiscal year 2021. The COVID-19 pandemic and both public and private measures taken to contain it have negatively affected the Company’s business, results of operations, financial condition, and liquidity, all of which may continue or worsen.

PPP Loan and CARES Act. During the fourth fiscal quarter of 2020 the Company received a $6,282,973 PPP Loan. The Company received the PPP Loan under the CARES Act. The Company believes it met the requirements for eligibility. To the extent that part or all of the loan is forgiven under the program, that benefit will be recorded in the quarter in which the forgiveness occurs. During the fourth fiscal quarter of 2020 and continuing in fiscal year 2021, the Company had operational interruptions and incurred significant expenses related to the COVID-19 pandemic at all of its operations.  In some locations the interruptions and expenses were worse than others.

For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – The ongoing COVID-19 global pandemic and measures taken in response thereto have adversely affected the Company’s results of operations and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.” The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness will be reflected in the Company’s first quarter financial statements for fiscal year 2022.

Recent Developments

On May 29, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478.  On January 27, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal sum of up to $1,588,328. On April 30, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,249,966. On April 30, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $308,329 (collectively, the “Notes”). At April 30, 2021, $7,014,594 and $184,207 was outstanding under Note receivable and Other receivables, respectively, in the consolidated balance sheet. The Notes are due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Notes are collateralized by substantially all assets of Wagz.

On June 4, 2020, SigmaTron and Wagz, announced that they executed a Letter of Intent (“LOI”) relating to a proposed acquisition. Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,443,870 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company. The potential benefits to the Company from that transaction were summarized in the June 4, 2020 announcement. On July 19, 2021 the definitive agreement was signed. The parties expect the transaction to close by September 30, 2021 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to closing including the Company having determined that the Wagz Freedom Smart Collar™ meets certain criteria, and the approval by the stockholders of both SigmaTron and Wagz.

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

Inventories – Inventories are valued at cost. Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods. In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or net realizable value. The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Of the Company’s raw materials inventory, a substantial portion has been purchased to fulfill committed future orders or for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory, a provision for excess and obsolete inventories is recorded for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

Intangible Assets – Intangible assets are comprised of finite life intangible assets including customer relationships. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 7 years except for customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including amortizable intangible assets, for impairment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value. The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment. The Company’s analysis for fiscal years 2021 and 2020 did not indicate that any of its other long-lived assets were impaired.

Income Tax – The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company’s valuation allowance was $1,138,736 and $989,194 as of April 30, 2021 and April 30, 2020, respectively. The increase in valuation allowance is attributable to an increase in underlying NOL carryforwards in China and Vietnam.

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

New Accounting Standards:

See Note B – Summary of Significant Accounting Policies in the consolidated financial statements.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2021 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2020

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years
	2021	2020

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	91.1	91.1
Selling and administrative expenses	7.8	7.9
Total operating expenses	98.9	99.0
Operating income	1.1%	1.0%

Net sales decreased 1.2% to $277,718,672 in fiscal year 2021 from $281,042,482 in the prior year. The Company’s sales decreased in fiscal year 2021 in industrial electronics and medical/life science compared to the prior year. The decrease in sales dollars for these marketplaces was partially offset by an increase in sales dollars in the consumer electronics marketplace. The overall decrease in net sales was primarily due to the impact of COVID-19 during the first quarter in fiscal year 2021.

Gross profit decreased to $24,952,197, or 9.0% of net sales, in fiscal year 2021 compared to $25,104,890 or 8.9% of net sales, in the prior fiscal year. The decrease in gross profit dollars for fiscal year 2021 was primarily the result of decreased sales.

Selling and administrative expenses decreased in fiscal year 2021 to $21,562,413, or 7.8% of net sales compared to $22,292,309, or 7.9% of net sales, in fiscal year 2020. The decrease in selling and administrative dollars was attributable to sales salaries, bad debt recoveries, travel expense and financing fees. The decrease in the foregoing selling and administrative expenses were partially offset by an increase in legal fees, bonus expense and other general and administrative expenses. Selling and administrative expenses decreased as a percent of net sales due to a decrease in total selling and administrative dollars in fiscal year 2021 compared to the prior year.

Interest expense, net, decreased to $1,210,024 in fiscal year 2021 compared to $1,839,060 in fiscal year 2020. Interest expense decreased primarily due to the decreased borrowings and interest rates under the Company’s banking arrangements and mortgage obligations.

In fiscal year 2021, the Company reported income tax expense of $557,741 compared to an income tax expense of $650,032 in fiscal year 2020. The effective rate for the fiscal years ended April 30, 2021 and April 30, 2020 was 26.58% and 59.47%, respectively. The decrease in income tax expense and effective tax rate is due primarily to overall foreign currency gains recognized in the foreign jurisdictions in the prior year.

The Company reported net income of $1,541,019 in fiscal year 2021 compared to net income of $443,102 for fiscal year 2020. Basic and diluted earnings per share for fiscal year 2021 were $0.36 each compared to basic and diluted earnings per share of $0.10 each for the fiscal year ended April 30, 2020.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $8,098,946 for the fiscal year ended April 30, 2021, compared to cash flow provided by operating activities of $15,454,294 for the prior fiscal year. Cash flow provided by operating activities was primarily the result of net income, and an increase in both accounts payable and accrued expenses and wages in the amount of $6,885,498 and $2,436,532, respectively. Cash flow from operating activities was offset by an increase in both inventory and prepaid expenses and other assets in the amount of $12,072,227 and $9,101,731, respectively. The increase in accounts payable is the result of more favorable payment terms with vendors. The increase in inventory is the result of an increase in purchases to satisfy customer orders. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping.

Cash flow provided by operating activities was $15,454,294 for the fiscal year ended April 30, 2020. Cash flow provided by operating activities was primarily the result of net income and an increase in accounts payable in the amount of $10,143,939. The increase in accounts payable is the result of more favorable payment terms with vendors. Cash flow provided by operating activities was partially offset by an increase in prepaid expenses and other assets.

Investing Activities.

In fiscal year 2021, cash used in investing activities was $10,228,816. During fiscal year 2021 the Company purchased $4,747,316 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases up to $6,500,000 in fiscal year 2022. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding or leases at acceptable terms, if at all, in the future. In fiscal year 2021, the Company made advances of $5,481,500 to Wagz. As more fully described in Note B – Summary of Significant Accounting Policies, in June 2020, the Company announced a proposed business combination with Wagz. The advances were made in conjunction with the proposed business combination.

In fiscal year 2020, the Company purchased in cash $4,646,325 in machinery and equipment to be used in the ordinary course of business. The Company purchases were funded by the bank line of credit and lease transactions.

Financing Activities.

Cash used in financing activities was $1,140,346 for the fiscal year ended April 30, 2021. Cash used in financing activities was primarily the result of net payments under finance leases and sale leaseback agreements.

Cash used in financing activities was $4,265,834 for the fiscal year ended April 30, 2020. Cash used in financing activities was primarily the result of net payments under the line of credit offset by the proceeds from the PPP Loan of $6,282,973.

Financing Summary.

Debt and finance lease obligations consisted of the following at April 30, 2021 and April 30, 2020:

	2021	2020

Debt:
Notes Payable – Banks	$32,137,919	$33,472,125
Notes Payable – Buildings	6,937,763	6,922,561
Notes Payable – Equipment	3,923,639	1,300,278
Unamortized deferred financing costs	(353,438)	(279,740)
Total debt	42,645,883	41,415,224
Less current maturities	7,862,058	2,878,160
Long-term debt	$34,783,825	$38,537,064

Finance lease obligations	$2,636,134	$3,787,017
Less current maturities	1,455,638	1,902,295
Total finance lease obligations, less current portion	$1,180,496	$1,884,722

Notes Payable – Banks

Prior to January 29, 2021, the Company had a senior secured credit facility with U.S. Bank National Association (“U.S. Bank”).  The revolving credit facility allowed the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap. Prior to its payoff and termination, the U.S. Bank senior secured credit facility was due to expire on March 31, 2022. On January 29, 2021, the Company paid the balance outstanding under the senior secured credit facility in the amount of $25,574,733. The unamortized deferred financing costs of $158,476 were expensed in fiscal year 2021 upon extinguishment of the debt.

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured credit facility maturing on January 29,2026, of which (a) up to $50,000,000 is available on a revolving loan basis, and

(b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility is secured by substantially all of SigmaTron’ assets including mortgages on its two Illinois properties.

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at April 30, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of April 30, 2021. Deferred financing costs of $361,734 were capitalized during the fiscal year ended April 30, 2021 and will be amortized over the term of the Agreement. As of April 30, 2021, there was $24,967,668 outstanding and $15,947,990 of unused availability under the revolving Facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability under the U.S. Bank senior secured credit facility at April 30, 2020. As of April 30, 2021 and April 30, 2020, the unamortized amount offset against outstanding debt was $343,890 and $218,062, respectively.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan, matures on April 23, 2022. No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default. Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the Covered Period, as defined by the SBA. The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness will be reflected in the Company’s first quarter financial statements for fiscal year 2022. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP Loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety in a lump sum or be subject to additional penalties and interest. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0%, beginning on the date of disbursement.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,380,000 as of April 30, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.85% per annum. The term of the facility extends to January 6, 2022. There was $824,159 outstanding under the facility at April 30, 2021 compared to an outstanding balance of $304,658 at April 30, 2020.

Notes Payable - Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois. The note required the Company to pay monthly principal payments in the amount of $17,333, bore interest at a fixed rate of 4.0% per year and was payable over a fifty one month period. Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which were amortized over the term of the agreement. On January 29, 2021, the Company repaid its U.S. Bank mortgage in the amount outstanding of $4,576,000, using proceeds from the Facility extended by Lender. The Company recorded a prepayment penalty of $120,842 in fiscal year 2021. The remaining deferred financing costs of $21,365 were expensed in fiscal year 2021.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois. The note required the Company to pay monthly principal payments in the amount of $6,000, bore interest at a fixed rate of 4.0% per year and was payable over a fifty one month period. Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which were amortized over the term of the agreement. On January 29, 2021, the Company repaid its U.S. Bank mortgage in the amount outstanding of $1,584,000, using proceeds from the Facility extended by Lender. The Company recorded a prepayment penalty of $41,830 in fiscal year 2021. The remaining deferred financing costs of $18,859 were expensed in fiscal year 2021.

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at April 30, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of April 30, 2021, the unamortized amount included as a reduction to long-term debt was $9,548. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $6,427,778 at April 30, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $509,985 and $552,561 at April 30, 2021 and April 30, 2020, respectively.

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through April 2026, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25% per annum.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through October 2024, with monthly installment payments ranging from $2,874 to $20,093 and a fixed interest rate ranging from 3.94% to 12.73% per annum.

Other

The Company provides funds for manufacturing services such as salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the IPO in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2021, resulted in net foreign currency transaction losses of $285,389 compared to net foreign currency losses of approximately $286,000 in the prior year. In fiscal year 2021, the Company paid approximately $59,020,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

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

AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of April 30, 2021. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2021.

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

Management’s Report on Internal Control Over Financial Reporting:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of April 30, 2021, our internal control over financial reporting was effective.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2021, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 38.

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

10.56

Promissory Note , entered into February 18, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc.,incorporated herein by reference to Exhibit 10.56 to the Company’s Form 10-K filed on August 12, 2020.

10.57

Promissory Note , entered into March 16, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.57 to the Company’s Form 10-K filed on August 12, 2020.

10.58

Lease No. 12 entered into April 15, 2020, in an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.58 to the Company’s Form 10-K filed on August 12, 2020.

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

10.61

Amendment No. 6 to Amended and Restated Loan and Security Agreement entered into as of July 15, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.l to the Company’s Form 8-K filed on September 9, 2020.

10.62

Amendment No. 7 to Amended and Restated Loan and Security Agreement entered into as of August 7, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 9, 2020.

10.63

Amendment No. 8 to Amended and Restated Loan and Security Agreement entered into as of September 8, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September, 9, 2020.

10.64

Promissory Note, entered into May 26, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 11, 2020.

10.65

Promissory Note, entered into September 4, 2020 by and between FGI Equipment Finance LLC and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 11, 2020.

10.66

Promissory Note, entered into September 23, 2020, by and between FGI Equipment Finance LLC and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 11, 2020.

10.67

Credit Agreement dated as of January 29, 2021 between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2021.

10.68

Lease No. 13, entered into November 18, 2020, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 11, 2021.

10.69	Promissory Note, entered into February 26, 2021. by and between FGI Equipment Finance LLC and SigmaTron International, Inc.**

10.70	Lease No. 14, entered into March 19, 2021, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.**

10.71	Promissory Note, entered into March 26, 2021 by and between FGI Equipment Finance LLC and SigmaTron International, Inc.**

10.72	First Amendment to Credit Agreement entered into as of April 20, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A.**

10.73	Second Amendment to Credit Agreement entered into as of June 21, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A.**

10.74	SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2022 dated May 25, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 9, 2021.*

21.0	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K for the fiscal year ended April 30, 2014, filed on July 24, 2014.

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2021).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

Dated: July 23, 2021

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 23, 2021
Gary R. Fairhead	President and Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Linda K. Frauendorfer	Chief Financial Officer, Secretary and Treasurer	July 23, 2021
Linda K. Frauendorfer	(Principal Financial Officer and Principal
Accounting Officer) and Director

/s/ Thomas W. Rieck	Director	July 23, 2021
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 23, 2021
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 23, 2021
Paul J. Plante

/s/ Barry R. Horek	Director	July 23, 2021
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 23, 2021
Bruce J. Mantia

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 and 2020

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Obsolescence Reserve

As described in Note D to the consolidated financial statements, as of April 30, 2021, the Company recorded an inventory obsolescence reserve of $2,414,310 on raw materials inventory of $72,033,278. A substantial portion of the Company’s raw materials inventory has been purchased to fulfill committed future orders or relates to raw materials inventory for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory (“value over stock raw material inventory”), the Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.

We identified the valuation of the value over stock raw material inventory as a critical audit matter. In determining the obsolescence reserve for value over stock raw material inventory, critical inputs are used over the rates applied to historical usage and future forecasts by inventory item to identify items for specific management review. The evaluation over the need for a reserve requires assumptions over the expected future ability to use the raw material inventory items, based on an assessment of current market conditions, future industry trends, and customer demand. Auditing the assumptions used by management in determining the inventory obsolescence reserve involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of the underlying historical usage and forecast reports used as inputs through the examination of relevant source documents.

•Testing the existence of raw material inventory items through the attendance of physical inventory observations at selected locations.

•Evaluating management's conclusion by testing selected value over stock raw material inventory items, examining relevant sources of information, both internal and external, to corroborate the expected future use of the identified raw material and the extent of any reserve required.

•Evaluating the reasonableness of management’s prior period estimates and current period forecasts for specific inventory reserves by performing a retrospective comparison of prior estimates to current period sales, write-offs, and inventory consumptions as well as evaluating the current period reserve estimate for items that were slow moving in the current period.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

July 23, 2021

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2021 and 2020

C

ASSETS	2021	2020

CURRENT ASSETS
Cash and cash equivalents	$3,509,229	$6,779,445
Accounts receivable, less allowance for doubtful accounts of
$100,000 and $727,252 at April 30, 2021 and April 30, 2020,
respectively	28,783,161	30,804,976
Inventories, net	98,078,601	87,179,369
Prepaid expenses and other assets	1,314,834	1,510,943
Refundable and prepaid income taxes	388,766	1,699,970
Note receivable	7,014,594	768,500
Other receivables	2,464,678	1,873,594

Total current assets	141,553,863	130,616,797

PROPERTY, MACHINERY AND EQUIPMENT, NET	34,186,918	33,935,760

OTHER LONG-TERM ASSETS
Intangible assets, net	1,996,749	2,350,949
Deferred income taxes	1,647,143	284,435
Right-of-use assets	13,015,986	7,235,166
Other assets	1,772,748	1,655,924

Total other long-term assets	18,432,626	11,526,474

TOTAL ASSETS	$194,173,407	$176,079,031

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2021 and 2020

LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020

CURRENT LIABILITIES
Trade accounts payable	$62,656,451	$55,770,953
Accrued expenses	2,457,882	2,670,504
Accrued wages	6,283,987	4,206,825
Income taxes payable	1,331,504	469,143
Deferred revenue	423,971	-
Current portion of long-term debt	7,862,058	2,878,160
Current portion of finance lease obligations	1,455,638	1,902,295
Current portion of operating lease obligations	2,843,758	2,150,161

Total current liabilities	85,315,249	70,048,041

Long-term debt,
less current portion	34,783,825	38,537,064
Finance lease obligations,
less current portion	1,180,496	1,884,722
Operating lease obligations,
less current portion	10,474,601	5,281,811
Income taxes payable	404,975	452,619
Other long-term liabilities	1,465,200	810,769
Deferred income taxes	-	188,206

Total long-term liabilities	48,309,097	47,155,191

Total liabilities	133,624,346	117,203,232

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 4,269,508 and 4,242,508 shares issued and
outstanding at April 30, 2021 and April 30, 2020, respectively	42,560	42,265
Capital in excess of par value	23,751,461	23,619,513
Retained earnings	36,755,040	35,214,021

Total stockholders’ equity	60,549,061	58,875,799

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$194,173,407	$176,079,031

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2021 and 2020

	2021	2020

Net sales	$277,718,672	$281,042,482

Cost of products sold	252,766,475	255,937,592

Gross profit	24,952,197	25,104,890

Selling and administrative expenses	21,562,413	22,292,309

Operating income	3,389,784	2,812,581

Other expense (income)	81,000	(119,613)
Interest expense, net	1,210,024	1,839,060

Income before income taxes	2,098,760	1,093,134

Income tax expense	557,741	650,032

NET INCOME	$1,541,019	$443,102

Earnings per common share
Basic	$0.36	$0.10

Diluted	$0.36	$0.10

Weighted-average shares of common
stock outstanding
Basic	4,256,094	4,242,351

Diluted	4,301,981	4,270,050

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2021 and 2020

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2019	$-	42,146	23,474,379	34,770,924	$58,287,449

Cumulative-effect adjustment for the adoption of Topic 842	-	-	-	(5)	(5)

Recognition of stock-based compensation	-	-	90,432	-	90,432

Restricted stock awards	-	119	54,702	-	54,821

Net income	-	-	-	443,102	443,102

Balance at April 30, 2020	-	42,265	23,619,513	35,214,021	58,875,799

Common stock awards	-	120	74,160	-	74,280

Restricted stock awards	-	175	57,788	-	57,963

Net income	-	-	-	1,541,019	1,541,019

Balance at April 30, 2021	$-	$42,560	$23,751,461	$36,755,040	$60,549,061

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net income	$1,541,019	$443,102
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property, machinery and equipment	5,124,121	4,947,200
Amortization of right-of-use operating lease assets	2,190,076	2,088,108
Stock-based compensation	-	90,432
Restricted stock expense	57,963	54,821
Common stock expense	74,280	-
Provision for doubtful accounts	-	95,969
Provision for inventory obsolescence	1,172,995	221,499
Deferred income tax (benefit) expense	(1,550,914)	126,210
Amortization of intangible assets	354,200	362,411
Amortization of financing fees	319,780	121,181
Loss from disposal or sale of machinery and equipment	209,260	80,678
Changes in operating assets and liabilities
Accounts receivable	2,021,815	540,436
Inventories	(12,072,227)	(1,821,293)
Prepaid expenses and other assets	(9,101,731)	(2,366,279)
Refundable and prepaid income taxes	1,311,204	(360,231)
Income taxes payable	814,717	360,578
Trade accounts payable	6,885,498	10,143,939
Deferred revenue	423,971	-
Operating lease liabilities	5,886,387	1,103,636
Accrued expenses and wages	2,436,532	(778,103)
Net cash provided by operating activities	8,098,946	15,454,294
Cash flows from investing activities
Purchases of machinery and equipment	(4,747,316)	(4,646,325)
Advances on note receivable	(5,481,500)	(768,500)
Net cash used in investing activities	(10,228,816)	(5,414,825)
Cash flows from financing activities
Proceeds under equipment note	3,345,915	383,226
Payments of contingent consideration	-	(57,537)
Payments under finance lease and sale leaseback agreements	(1,988,106)	(2,099,685)
Payments under equipment note	(722,554)	(411,701)
Proceeds under building notes payable	6,500,000	556,000
Payments under building notes payable	(6,484,798)	(283,439)
Borrowings under revolving line of credit	367,450,952	323,132,190
Payments under revolving line of credit	(369,127,270)	(331,670,250)
Proceeds under PPP loan note payable	-	6,282,973
Payments of debt financing costs	(114,485)	(97,611)
Net cash used in financing activities	(1,140,346)	(4,265,834)

Change in cash and cash equivalents	(3,270,216)	5,773,635

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Years ended April 30, 2021 and 2020

Cash and cash equivalents at beginning of year	6,779,445	1,005,810
Cash and cash equivalents at end of year	$3,509,229	$6,779,445

	2021	2020
Supplementary disclosures of cash flow information
Cash paid for interest	$1,179,064	$1,841,381
Cash paid for income taxes	474,931	827,630
Purchase of machinery and equipment financed
under finance leases	837,224	1,084,543
Financing of insurance policy	145,558	219,584

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 and 2020

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies. As of April 30, 2021, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan. Approximately 39% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2021, 21% and 15% of the total assets were located in Mexico and China, respectively, and 3% in other foreign locations. As of April 30, 2020, approximately 37% of the total assets were located in foreign jurisdictions, 17% were located in each of China and Mexico, and 3% in other foreign locations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan. The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuations for the fiscal year ended April 30, 2021, resulted in net foreign currency transaction losses of $285,389 compared to net foreign currency losses of $285,654 in the prior year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, excess and obsolete reserves for inventory, deferred income, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments with original maturities within three months of the purchase date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

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

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers without recourse. The accounts receivable balances sold are at the election of the Company. The Company incurred fees for such sales, which are reflected as selling and administrative expenses on the Company’s income statement and were not material for the fiscal years ended April 30, 2021 and 2020.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale. During the years ended April 30, 2021 and April 30, 2020, the Company sold without recourse trade receivables of approximately $78,000,000 and $85,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's consolidated statements of cash flows.

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

April 30, 2021 and 2020

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight line method over the term of the related debt. Deferred financing fees of $353,438 and $279,740 net of accumulated amortization of $18,347 and $277,518, respectively, as of April 30, 2021 and 2020, respectively, are deducted from long term debt on the Company’s consolidated balance sheet.

COVID-19 and CARES Act

A pandemic of respiratory diseases, including variants (commonly known as "COVID-19") began to spread globally, including to the United States, in early 2020. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak within the U.S., China, Mexico, Vietnam and Taiwan, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. The Company has adopted several measures in response to the COVID-19 outbreak. To date, the Company has been able to continue to meet the needs of its customers. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it will have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

COVID-19 and CARES Act - Continued

As further described in Note G, the Company has applied for, and has received, funds under the Paycheck Protection Program (“PPP Loan”) in the amount of $6,282,973. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its then current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria.

Due to the size of the PPP Loan, it is subject to review by the U.S. Small Business Administration (“SBA”), which introduces a layer of uncertainty. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP Loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety in a lump sum or be subject to additional penalties and interest, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness will be reflected in the Company’s first quarter financial statements for fiscal year 2022.

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

April 30, 2021 and 2020

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

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested. There were 167,910 and 232,821 anti-dilutive common stock equivalents at April 30, 2021 and April 30, 2020, respectively, which have been excluded from the calculation of diluted earnings per share.

	Fiscal Years Ended
	April 30,
	2021	2020

Net income	$1,541,019	$443,102
Weighted-average shares
Basic	4,256,094	4,242,351
Effect of dilutive stock options	45,887	27,699

Diluted	4,301,981	4,270,050

Basic earnings per share	$0.36	$0.10

Diluted earnings per share	$0.36	$0.10

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

April 30, 2021 and 2020

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms). In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption. For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes legal possession of dies or molds, which accounted for less than 1% of the Company’s revenue. For engineering, design, and testing services, the Company’s performance obligations are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance.

From the time that a customer purchase order is received and contract is established, the Company’s performance obligations are typically fulfilled within a few weeks after receipt of all material. The Company does not have any performance obligations that require more than 12 months to fulfill.

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

During fiscal year 2021, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at April 30, 2021. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of April 30, 2021, with an expected duration of greater than one year.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

The majority of sales are made to U.S. based customers. The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Year Ended April 30,	Year Ended April 30,
Net sales by end-market	2021	2020
Industrial Electronics	$149,861,832	$158,972,238
Consumer Electronics	113,374,065	105,903,419
Medical / Life Sciences	14,482,775	16,166,825
Total Net Sales	$277,718,672	$281,042,482

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses. Customers are typically invoiced for shipping costs and such amounts are included in net sales. Shipping and handling costs were not material to the financial statements for fiscal years 2021 or 2020.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2021 and April 30, 2020, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

On April 30, 2018, the Company entered into an Asset Purchase Agreement with Wagz, Inc. (“Wagz”), whereby the Company sold certain assets to Wagz for $350,000 cash, in exchange for 600,000 shares of Wagz common stock and an earn-out based on sales by Wagz generated from use of the assets through July 31, 2022.  The earn-out is $6.00 per unit of a product specified in the asset purchase agreement and any upgrade to such product. As of April 30, 2021 no earn out has been realized.

The fair value of the non-cash consideration consisted of $600,000 for the 600,000 shares of Wagz common stock which is recorded within other assets.  The Company determined the fair value of the equity using the price per common share received by Wagz in the most recent financing transaction, a level 3 input.  As of April 30, 2021, and April 30, 2020 the Company did not assign any value to the earn-out because any receipts from the earn-out are highly

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments - Continued

uncertain and contingent upon Wagz selling the product specified in the asset purchase agreement between the Company and Wagz.

Intangible Assets

Intangible assets are comprised of finite life intangible assets including customer relationships. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 7 years except for customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360: Property, Plant and Equipment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value. The Company further conducts annual reviews of its long-lived asset groups for possible impairment. The Company’s analysis for fiscal year 2021 and 2020 did not indicate that any of its other long-lived assets were impaired. The Company has yet to experience material cancellations of orders; however, the potential impact of future disruptions, continued economic uncertainty over COVID-19 may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. It is reasonably possible that these potential adverse impacts may result in the recognition of material impairments or other related charges in future periods.

Investment in Wagz

The Company has recorded an investment in Wagz Inc. (“Wagz”), a privately held company whose equity does not have a readily determinable fair value. As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2. At April 30, 2021 and April 30, 2020, the Company continued to recognize the fair value of the Wagz common stock at $600,000, which is recorded within other assets.

On May 29, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478.  On January 27, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal sum of up to $1,588,328. On April 30, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,249,966. On April 30, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $308,329 (collectively, the “Notes”). At April 30, 2021, $7,014,594 and $184,507 was outstanding under Note receivable and Other receivables, respectively, in the consolidated balance sheet. The Notes are due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment in Wagz – Continued

is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Notes are collateralized by substantially all assets of Wagz.

On June 4, 2020, SigmaTron and Wagz, announced that they executed a Letter of Intent (“LOI”) relating to a proposed acquisition. Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,443,870 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company. On July 19, 2021 the definitive agreement was signed. The parties expect the transaction to close by September 30, 2021 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to Closing including the Company having determined that the Wagz Freedom Smart Collar™ meets certain criteria, and the approval by the stockholders of both SigmaTron and Wagz.

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

Stock Incentive Plans

Under the Company’s stock option plans, options to acquire shares of common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted. The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value and records that cost over the respective vesting period of the award.

The Company has a restricted stock plan under which non-employee directors may acquire shares of common stock.  The restricted stock plan has been approved by the Company’s stockholders.  The restricted stock plan is interpreted and administered by the Compensation Committee of the Board of Directors. All awarded stock under the plan vests in six months from the date of grant. Awarded stock under this plan is granted at the closing price of the Company’s common stock on the date of grant.

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For small reporting companies, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a period of time to ease the potential burden in accounting for the transition from reference rates that are expected to be discontinued. Regulators and market participants in various jurisdictions have undertaken efforts to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued clarification on the scope of relief related to the reference rate reform.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2021	2020
Beginning Balance	$727,252	$631,283
Bad debt expense	-	95,969
Bad debt recovery	(331,283)	-
Write-offs	(295,969)	-
	$100,000	$727,252

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2021	2020

Finished products	$22,858,073	$20,998,329
Work-in-process	5,601,560	5,215,280
Raw materials	72,033,278	62,316,122
	100,492,911	88,529,731
Less obsolescence reserve	2,414,310	1,350,362
	$98,078,601	$87,179,369

Changes in the Company’s inventory obsolescence reserve are as follows:

	2021	2020

Beginning balance	$1,350,362	$1,343,972
Provision for obsolescence	1,172,995	221,499
Write-offs	(109,047)	(215,109)
	$2,414,310	$1,350,362

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020
NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2021	2020

Land and buildings	$18,633,408	$18,297,353
Machinery and equipment	73,922,923	71,490,678
Office equipment and software	11,943,605	11,574,938
Leasehold improvements	2,907,362	2,818,161
Equipment under finance leases	8,282,487	8,739,177

	115,689,785	112,920,307

Less accumulated depreciation
and amortization, including accumulated
amortization of assets under
finance leases of $2,439,419
and $2,295,223 at April 30,
2021 and 2020, respectively	81,502,867	78,984,547

Property, machinery and
equipment, net
	$34,186,918	$33,935,760

Depreciation and amortization expense of property, machinery and equipment was $5,124,121 and $4,947,200 for the fiscal years ended April 30, 2021 and April 30, 2020, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE F - INTANGIBLE ASSETS

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2021 and April 30, 2020, as follows:

	April 30, 2021		April 30, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Spitfire:
Non-contractual customer relationship	4,690,000	2,693,251	4,690,000	2,339,051
Non-compete agreements	-	-	50,000	50,000
Total	$4,690,000	$2,693,251	$4,740,000	$2,389,051

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2027, for the remaining fiscal years is as follows:

For the fiscal years ending April 30:
	2022	$346,582
	2023	339,128
	2024	331,842
	2025	324,702
	2026	317,728
	Thereafter	336,767
		$1,996,749

Amortization expense was $354,200 and $362,411 for the years ended April 30, 2021 and April 30, 2020, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE G - LONG-TERM DEBT

Debt and finance lease obligations consisted of the following at April 30, 2021 and April 30, 2020:

	2021	2020

Debt:
Notes Payable - Banks	$32,137,919	$33,472,125
Notes Payable - Buildings	6,937,763	6,922,561
Notes Payable - Equipment	3,923,639	1,300,278
Unamortized deferred financing costs	(353,438)	(279,740)
Total debt	42,645,883	41,415,224
Less current maturities	7,862,058	2,878,160
Long-term debt	$34,783,825	$38,537,064

Finance lease obligations	$2,636,134	$3,787,017
Less current maturities	1,455,638	1,902,295
Total finance lease obligations, less current portion	$1,180,496	$1,884,722

Notes Payable - Banks

Prior to January 29, 2021, the Company had a senior secured credit facility with U.S. Bank National Association (“U.S. Bank”).  The revolving credit facility allowed the Company to borrow up to the lesser of (i) $45,000,000 (the “Revolving Line Cap”) less reserves or (ii) the Borrowing Base, but no more than 80% of the Company’s Revolving Line Cap. Prior to its payoff and termination, the U.S. Bank senior secured credit facility was due to expire on March 31, 2022. On January 29, 2021, the Company paid the balance outstanding under the senior secured credit facility in the amount of $25,574,733. The unamortized deferred financing costs of $158,476 were expensed in fiscal year 2021 upon extinguishment of the debt.

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured credit facility maturing on January 29, 2026, of which (a) up to $50,000,000 is available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility is secured by substantially all of SigmaTron’ assets including mortgages on its two Illinois properties.

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at April 30, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE G - LONG-TERM DEBT - Continued

Notes Payable – Banks - Continued

loans. The Company was not in a FCCR trigger period as of April 30, 2021. Deferred financing costs of $361,734 were capitalized during the fiscal year ended April 30, 2021 and will be amortized over the term of the Agreement. As of April 30, 2021, there was $24,967,668 outstanding and $15,947,990 of unused availability under the revolving Facility compared to an outstanding balance of $26,884,494 and $13,850,575 of unused availability under the U.S. Bank senior secured credit facility at April 30, 2020. As of April 30, 2021 and April 30, 2020, the unamortized amount offset against outstanding debt was $343,890 and $218,062, respectively.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan, matures on April 23, 2022. No additional collateral or guarantees were provided by the Company for the PPP Loan. The PPP Loan provides for customary events of default. Under the CARES Act, loan forgiveness may be available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the Covered Period, as defined by the SBA. The amount of loan forgiveness will be reduced if recipients terminate employees or reduce salaries during the covered period. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness will be reflected in the Company’s first quarter financial statements for fiscal year 2022. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. All aspects of the PPP Loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP Loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety in a lump sum or be subject to additional penalties and interest. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual interest rate of 1.0%, beginning on the date of disbursement.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,380,000 as of April 30, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.85% per annum. The term of the facility extends to January 6, 2022. There was $824,159 outstanding under the facility at April 30, 2021 compared to an outstanding balance of $304,658 at April 30, 2020.

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois. The note required the Company to pay monthly principal payments in the amount of $17,333, bore interest at a fixed rate of 4.0% per year and was payable over a fifty one month period. Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which were amortized over the term of the agreement. On January 29, 2021, the Company repaid its U.S. Bank mortgage in the amount outstanding of $4,576,000, using proceeds from the Facility extended by Lender. The Company recorded a prepayment penalty of $120,842 in fiscal year 2021. The remaining deferred financing costs of $21,365 were expensed in fiscal year 2021.

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois. The note required the Company to pay monthly principal payments in the amount of $6,000, bore interest at a fixed rate of 4.0%

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE G - LONG-TERM DEBT - Continued

Notes Payable – Buildings - Continued

per year and was payable over a fifty one month period. Deferred financing costs of $65,381 were capitalized in the fiscal year 2018 which were amortized over the term of the agreement. On January 29, 2021, the Company repaid its U.S. Bank mortgage in the amount outstanding of $1,584,000, using proceeds from the Facility extended by Lender. The Company recorded a prepayment penalty of $41,830 in fiscal year 2021. The remaining deferred financing costs of $18,859 were expensed in fiscal year 2021.

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at April 30, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of April 30, 2021, the unamortized amount included as a reduction to long-term debt was $9,548. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $6,427,778 at April 30, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $509,985 and $552,561 at April 30, 2021 and April 30, 2020, respectively.

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 2021 through May 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through April 2026, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25% per annum.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE G - LONG-TERM DEBT - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for each of the next five years and thereafter, as of April 30, 2021, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2022	$6,346,092	$478,423	$1,037,543	$7,862,058
2023	-	481,085	825,854	1,306,939
2024	-	483,904	781,148	1,265,052
2025	-	486,890	837,710	1,324,600
2026	25,438,389	4,751,165	441,384	30,630,938
Thereafter	-	256,296	-	256,296
	$31,784,481	$6,937,763	$3,923,639	$42,645,883

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through October 1, 2024, with monthly installment payments ranging from $2,874 to $20,093 and a fixed interest rate ranging from 3.94% to 12.73% per annum.

Annual future minimum obligations under outstanding finance leases and sale leaseback agreements for each of the next five fiscal years and thereafter, as of April 30, 2021, are as follows:

Fiscal Year	Total

2022	$1,610,947
2023	734,626
2024	404,042
2025	148,908
2026	-
Total minimum lease payments	2,898,523
Less: Amounts representing interest	262,389
Present value of net minimum lease payments	$2,636,134

Other Long-Term Liabilities

As of April 30, 2021 and April 30, 2020 the Company had recorded $926,546 and $810,769, respectively, for seniority premiums of which $837,528 and $717,528, respectively, were for retirement accounts related to benefits for employees of the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE H - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2021	2020

Interest	$102,906	$77,750
Commissions	99,283	115,385
Professional fees	503,998	730,146
Other - Purchases	218,647	450,000
Other	1,533,048	1,297,223

	$2,457,882	$2,670,504

Accrued wages consist of the following at April 30:

	2021	2020

Domestic wages	$2,706,677	$1,809,572
Bonuses	830,246	241,480
Foreign wages	2,747,064	2,155,773

	$6,283,987	$4,206,825

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE I - INCOME TAX

U.S. and foreign income before income tax expense (benefit) for the fiscal years ended April 30 are as follows:

	2021	2020

Domestic	$(440,472)	$(131,058)
Foreign	2,539,232	1,224,192

	$2,098,760	$1,093,134

Income Tax Provision

The income tax expense for the fiscal years ended April 30 consists of the following:

	2021	2020

Current
Federal	$1,131,710	$(160,490)
State	334,781	(311)
Foreign	642,164	684,623
Total Current	2,108,655	523,822

Deferred
Federal	(1,188,728)	23,565
State	(276,999)	3,058
Foreign	(85,187)	99,587
Total Deferred	(1,550,914)	126,210

Income tax	$557,741	$650,032

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE I - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax expense and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the fiscal years ended April 30 are as follows:

	2021	2020

U.S Federal Provision:
At statutory rate	$440,738	$229,558
State taxes	47,251	30
Foreign tax differential	189,241	216,033
Impact of state tax rate change	(1,602)	2,139
Foreign valuation allowance	149,542	(305,411)
Impact of foreign permanent items	73,540	400,179
Foreign currency exchange gain/loss in local jurisdiction	(311,236)	183,177
Foreign inflation adjustment	(33,576)	(75,673)
Stock based compensation	3,843	-

Provision for income taxes	$557,741	$650,032

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE I - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2021	2020

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$1,034,428	$904,074
Foreign tax credit	78,100	78,100
Reserves and accruals	1,147,851	748,977
Stock based compensation	388,647	402,394
Inventory	2,627,419	948,029
Other intangibles	829,559	722,192
Lease liabilities	2,881,193	1,936,772
Allowance for doubtful accounts	25,890	189,522
Other	22,213	13,043
Federal benefit of state	-	6,464
Total gross deferred tax assets	9,035,300	5,949,567
Less: valuation allowance	(1,138,736)	(989,194)

Net deferred tax assets	$7,896,564	$4,960,373

Deferred Tax Liabilities
Property, machinery & equipment	$(2,934,496)	$(2,780,770)
Prepaids	(454,648)	(197,890)
Operating Lease right-of-use assets	(2,808,571)	(1,885,484)
Federal benefit of state	(51,706)	-
Total deferred tax liabilities	$(6,249,421)	$(4,864,144)

Deferred tax asset	$1,647,143	$284,435
Deferred tax liability	-	(188,206)
Net deferred tax asset	$1,647,143	$96,229

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE I - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

The CARES Act was signed into law by the President of the U.S. on March 27, 2020. This legislation is aimed at providing relief for individuals and businesses impacted by the COVID-19 outbreak. The CARES Act includes several significant business tax provisions that, among other things, would temporarily eliminate the taxable income limit for certain net operating losses (NOL), allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of corporate Alternative Minimum Tax credits, temporarily increase the business interest limitation under section 163(j), and allow for deferral of payroll taxes.

The CARES Act also established the Paycheck Protection Program (“PPP”), to be administered by the SBA, whereby certain businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The PPP Loan may be forgiven if the funds are used for payroll and other qualified expenses within certain limits. As described in Note G, the Company received a PPP Loan under the CARES Act of $6,282,973. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. IRS Revenue Ruling 2021-2 also clarified that deductions attributable to a PPP Loan that is later forgiven shall be disallowed. As of April 30, 2021 the PPP Loan has not been forgiven and thus the expenses have not been disallowed for federal income tax purposes.

As of April 30, 2021, the Company does not have a NOL carryforward for federal income tax purposes. The Company has state NOL carry-forwards totaling approximately $20,000 at April 30, 2021, that will begin to expire in fiscal year April 30, 2035. The Company has foreign NOL carryforwards of $4,414,687 as of April 30, 2021, which will begin to expire in 2023. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. With the exception of its foreign tax credits and foreign NOL described below, the Company determined it is more likely than not that it will realize its deferred tax assets due to the reversal of deferred tax liabilities and forecast of future earnings. The Company has established a valuation allowance of $1,060,636 on its NOL carryforwards and other deferred tax assets at one of its Chinese subsidiaries and its Vietnam subsidiary. Based on historical losses and forecasted future earnings the Company has determined that the tax benefit from such assets are not more likely than not to be realized.

Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Absent meeting an exception, unrepatriated foreign earnings generally remain subject to local country withholding taxes upon repatriation. The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings of $4,779,000 as of April 30, 2021, from its foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE I - INCOME TAX - Continued

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions or expects any to be taken in the Company’s tax returns. For the fiscal years ended April 30, 2021 and April 30, 2020, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and miscellaneous selling, general and administrative expense, respectively, in the consolidated statements of operations. For the fiscal years ended April 30, 2021 and April 30, 2020, the amount included in the Company’s balance sheet for such liabilities was $0.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2015.

NOTE J - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match 25.0% of the first 5.0% participant contributions up to $2,000 per participant annually. The Company contributed $186,870 and $201,819 to the plans during the fiscal years ended April 30, 2021 and April 30, 2020, respectively. The Company incurred total expenses of $20,569 and $8,250 for the fiscal years ended April 30, 2021 and April 30, 2020, respectively, relating to costs associated with the administration of the plans.

NOTE K - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2021, two customers accounted for 17.9% and 16.2% of net sales of the Company, and 3.8% and 5.6%, respectively, of accounts receivable at April 30, 2021. For the fiscal year ended April 30, 2020, two customers accounted for 16.7% and 14.1% of net sales of the Company, and 3.6% and 5.0%, respectively, of accounts receivable at April 30, 2020. Further, the Company has $2,823,407 in cash in China as of April 30, 2021. Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits under certain circumstances. Funds above this amount are not insured by a guaranteed deposit insurance system. Under the Federal Deposit Insurance Corporation (“FDIC”) program deposit insurance insures up to $250,000.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE L - LEASES

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE L - LEASES – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		April 30,	April 30,
	Classification	2021	2020
Operating Leases:
Right-of-use Assets	Other assets	$13,015,986	$7,235,166
Operating lease current liabilities	Current portion of operating lease obligations	2,843,758	2,150,161
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	10,474,601	5,281,811
Finance Leases:
Right-of-use Assets	Property, plant and equipment	5,843,068	6,443,954
Finance lease current liabilities	Current portion of finance lease obligations	1,455,638	1,902,295
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,180,496	1,884,722

The components of lease expense for the fiscal years ended April 30, 2021 and 2020 are as follows:

		April 30,	April 30,
	Classification	2021	2020
Operating Leases:
Operating lease cost	Operating expenses	1,595,651	2,483,385
Variable lease cost	Operating expenses	324,833	300,274
Short term lease cost	Operating expenses	6,600	5,400
Finance Leases:
Amortization of right-of-use assets	Operating expenses	1,868,592	451,870
Interest expense	Interest expense	252,208	275,217
Total		4,047,884	3,516,146

The weighted average lease term and discount rates for the fiscal years ended April 30, 2021 and 2020 are as follows:

	April 30,	April 30,
	2021	2020
Operating Leases:
Weighted average remaining lease term (months)	55.4	52.7
Weighted average discount rate	3.1%	3.8%
Finance Leases:
Weighted average remaining lease term (months)	18.73	26.27
Weighted average discount rate	7.5%	7.4%

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE L - LEASES – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the fiscal years ending April 30:
2022	3,200,860	1,610,947
2023	3,450,514	734,626
2024	2,973,305	404,042
2025	2,352,505	148,908
2026	1,734,251	-
Thereafter	417,388	-
Total undiscounted lease payments	14,128,823	2,898,523
Present value discount, less interest	810,464	262,389
Lease liability	$13,318,359	$2,636,134

Supplemental disclosures of cash flow information related to leases as of fiscal year ended April 30, 2021 and 2020 are as follows:

	April 30,	April 30,
Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	252,208	275,217
Operating cash flows from operating leases	208,639	275,654
Financing cash flows from finance leases	1,988,106	2,099,685
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	837,224	1,084,543
Right-of-use assets obtained in exchange for operating lease liabilities	7,970,896	3,305,503

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE M - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees may acquire shares of common stock. All Option Plans have been approved by the Company’s stockholders. At April 30, 2021, the Company has 102,000 shares available for future issuance to employees under the employee plans. The Option Plans are interpreted and administered by the Compensation Committee of the Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Each option under the Option Plans is exercisable for one share of stock. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant using the Black-Scholes option pricing model.

The Company did not grant options to employees in fiscal year 2021.

The Company granted 48,000 options to employees in fiscal year 2020, which vested immediately. The Company recognized approximately $90,432 in compensation expense in fiscal year 2020. There was no unrecognized compensation expense as of April 30, 2021 and 2020.

The Company has a restricted stock plan under which non-employee directors may acquire shares of common stock.  The restricted stock plan has been approved by the Company’s stockholders.  At April 30, 2021, the Company has 7,500 shares available for future issuance under the non-employee director plan.  The restricted stock plan is interpreted and administered by the Compensation Committee of the Board of Directors. All awarded stock under the plan vests in six months from the date of grant. Awarded stock under this plan is granted at the closing price of the Company’s common stock on the date of grant.

In November 2020, the Company issued 15,000 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vested on May 31, 2021. The Company recognized $57,963 in compensation expense in fiscal year 2021. The balance of unrecognized compensation expense related to the Company’s restricted stock award was $8,716 at April 30, 2021.

In July 2021, the Company issued 7,500 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vests on January 8, 2022. The Company will recognize $37,125 in compensation expense in fiscal year 2022.

The aggregate grant date fair value of stock awards granted in July 2021 was computed in accordance with FASB ASC Topic 718.  The aggregate number of shares of common stock of the Company granted pursuant to the Director Plan for each non-employee Director was as follows: Mr. Horek, 1,500 shares; Mr. Mantia, 1,500 shares; Mr. Plante, 1,500 shares; Mr. Rieck, 1,500 shares; Mr. Vyas, 1,500 shares.

In December 2019, the Company issued 15,000 shares of restricted stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vested on June 1, 2020. The Company recognized $54,821 in compensation expense in fiscal year 2020. The balance of unrecognized compensation expense related to the Company’s restricted stock awards was $15,229 at April 30, 2020.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE M - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

The table below summarizes option activity through April 30, 2021:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2019	465,232	5.22	465,232
Options granted during 2020	48,000	4.28
Outstanding at April 30, 2020	513,232	5.13	513,232
Options granted during 2021	-
Outstanding at April 30, 2021	513,232	$5.13	513,232

Intrinsic value is calculated as the positive difference between the market price of the Company’s common stock and the exercise price of the underlying options. As of April 30, 2021 and April 30, 2020, the aggregate intrinsic value of the options outstanding was $362,281 and $0, respectively.

Information with respect to stock options outstanding and exercisable at April 30, 2021 is as follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2021	contract life	exercise price
Range of exercise prices

$ 3.20-6.45	513,232	5.04 years	$5.13

	513,232		$5.13

As of April 30, 2021, there were no non-vested stock options.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE N - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2021:

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter

Net sales	$60,524,956	$69,618,424	$71,531,348	$76,043,944

Gross profit	4,272,191	6,759,542	5,912,699	8,007,765

(Loss) income before income	(1,121,500)	1,069,801	223,358	1,927,101
taxes (1)

Net (loss) income	(900,666)	626,858	249,268	1,565,559

(Loss) earnings per share	$(0.21)	$0.14	$0.06	$0.37
Basic

(Loss) earnings per share	$(0.21)	$0.15	$0.06	$0.36
Diluted

Weighted average shares- Basic	4,250,986	4,257,508	4,257,508	4,258,452

Weighted average shares- Diluted	4,250,986	4,257,508	4,310,290	4,357,478

1.)The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2021 physical inventory results were completed resulting in an increase in income before income taxes of approximately $276,000 net of a provision for inventory reserves of approximately $1,173,000.

The aggregate after-tax effect for the above adjustments in the fourth quarter of fiscal year 2021 was an increase to basic earnings per share of $0.05.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

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

1.)The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2020 physical inventory results were completed resulting in an increase in income before income taxes of approximately $530,000 net of a provision for inventory reserves of approximately $222,000.

The aggregate after-tax effect for the above adjustments in the fourth quarter of fiscal year 2020 was an increase to basic earnings per share of $0.05.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2021 and 2020

NOTE O - LITIGATION

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

NOTE P – SUBSEQUENT EVENT PPP LOAN FORGIVENESS AND WAGZ DEFINITIVE AGREEMENT

On April 23, 2020 the Company received a $6,282,973 PPP Loan. Under the CARES Act, forgiveness of a PPP Loan is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. The Company could be required to repay any portion of the outstanding principal of its PPP Loan that is not forgiven, along with accrued interest. If the PPP Loan is not forgiven, the Company would be required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 23, 2022 and any principal amount outstanding on the PPP Loan. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness will be reflected in the Company’s first quarter financial statements for fiscal year 2022.

On May 29, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478.  On January 27, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal sum of up to $1,588,328. On April 30, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,249,966. On April 30, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $308,329 (collectively, the “Notes”). At April 30, 2021, $7,014,594 and $184,507 was outstanding under Note receivable and Other receivables, respectively, in the consolidated balance sheet. The Notes are due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Notes are collateralized by substantially all assets of Wagz.

On June 4, 2020, SigmaTron and Wagz, announced that they executed a Letter of Intent (“LOI”) relating to a proposed acquisition. Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,443,870 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company. On July 19, 2021 the definitive agreement was signed. The parties expect the transaction to close by September 30, 2021 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to Closing including the Company having determined that the Wagz Freedom Smart Collar™ meets certain criteria, and the approval by the stockholders of both SigmaTron and Wagz.