Form 10-Q
period 2021-07-31
SIGMATRON INTERNATIONAL INC
filed 2021-09-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

July 31, 2021

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 9, 2021: 4,284,508

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	July 31,
	2021	April 30,
	(Unaudited)	2021

Current assets:
Cash and cash equivalents	$3,186,580	$3,509,229

Accounts receivable, less allowance for doubtful accounts of
$100,000 at July 31, 2021 and April 30, 2021, respectively	33,753,786	28,783,161
Inventories, net	113,143,188	98,078,601
Prepaid expenses and other assets	1,893,486	1,314,834
Refundable and prepaid income taxes	447,714	388,766
Notes receivable	8,876,594	7,014,594
Other receivables	3,419,814	2,464,678

Total current assets	164,721,162	141,553,863

Property, machinery and equipment, net	35,328,032	34,186,918

Intangible assets, net	1,909,627	1,996,749
Deferred income taxes	1,685,937	1,647,143
Right-of-use operating lease assets	12,257,463	13,015,986
Other assets	1,685,772	1,772,748

Total other long-term assets	17,538,799	18,432,626

Total assets	$217,587,993	$194,173,407

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$77,246,626	$62,656,451
Accrued wages	7,191,954	6,283,987
Accrued expenses	2,499,012	2,457,882
Income taxes payable	1,939,692	1,331,504
Deferred revenue	2,172,350	423,971
Current portion of long-term debt	2,144,470	7,862,058
Current portion of finance lease obligations	1,312,029	1,455,638
Current portion of operating lease obligations	3,077,781	2,843,758

Total current liabilities	97,583,914	85,315,249

Long-term debt, less current portion	37,515,217	34,783,825
Income taxes payable	357,331	404,975
Finance lease obligations, less current portion	1,539,252	1,180,496
Operating lease obligations, less current portion	9,719,562	10,474,601
Other long-term liabilities	1,493,548	1,465,200

Total long-term liabilities	50,624,910	48,309,097

Total liabilities	148,208,824	133,624,346

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 4,284,508 and 4,269,508 shares issued and
outstanding at July 31, 2021 and April 30, 2021, respectively	42,575	42,560
Capital in excess of par value	23,784,838	23,751,461
Retained earnings	45,551,756	36,755,040

Total stockholders' equity	69,379,169	60,549,061

Total liabilities and stockholders' equity	$217,587,993	$194,173,407

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2021	2020
	(Unaudited)	(Unaudited)

Net sales	$85,739,434	$60,524,956
Cost of products sold	76,156,956	56,252,765

Gross profit	9,582,478	4,272,191

Selling and administrative expenses	6,111,015	5,059,525

Operating income (loss)	3,471,463	(787,334)

Gain on extinguishment of long-term debt	(6,282,973)	-
Other income	(37,141)	(4,098)
Interest expense	237,916	338,264
Income (loss) before income tax expense	9,553,661	(1,121,500)

Income tax expense (benefit)	756,945	(220,834)

Net income (loss)	$8,796,716	$(900,666)

Earnings (loss) per share – basic	$2.06	$(0.21)

Earnings (loss) per share – diluted	$2.02	$(0.21)

Weighted average shares of common stock outstanding
Basic	4,275,410	4,250,986

Weighted average shares of common stock outstanding
Diluted	4,353,912	4,250,986

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the three months ended July 31, 2021 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2021	$-	$42,560	$23,751,461	$36,755,040	$60,549,061

Recognition of stock-based compensation	-	-	20,035	-	20,035

Restricted stock awards	-	15	13,342	-	13,357

Net income	-	-	-	8,796,716	8,796,716

Balance at July 31, 2021	$-	$42,575	$23,784,838	$45,551,756	$69,379,169

	For the three months ended July 31, 2020 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2020	$-	$42,265	$23,619,513	$35,214,021	$58,875,799

Restricted stock awards	-	31	15,198	-	15,229

Net loss	-	-	-	(900,666)	(900,666)

Balance at July 31, 2020	$-	$42,296	$23,634,711	$34,313,355	$57,990,362

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2021	2020
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$8,796,716	$(900,666)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization of property, machinery and equipment	1,356,277	1,265,719
Stock-based compensation	20,035	-
Restricted stock expense	13,357	15,229
Deferred income tax (benefit) expense	(38,794)	1,544
Gain on extinguishment of long-term debt	(6,282,973)	-
Amortization of intangible assets	87,122	89,036
Amortization of financing fees	18,606	36,926
Loss from disposal or sale of machinery and equipment	9,497	4,242
Changes in operating assets and liabilities
Accounts receivable	(4,970,625)	2,787,494
Inventories	(15,064,587)	1,972,771
Prepaid expenses and other assets	482,233	(583,689)
Refundable and prepaid income taxes	(58,948)	(59,240)
Income taxes payable	560,544	(270,663)
Trade accounts payable	14,590,175	(11,118,270)
Operating lease liabilities	(521,016)	730,722
Accrued expenses and wages	848,620	886,244
Deferred Revenue	1,748,379	-

Net cash provided by (used in) operating activities	1,594,618	(5,142,601)

Cash flows from investing activities
Purchases of machinery and equipment	(2,901,827)	(966,856)
Advances on notes receivable	(1,862,000)	(1,131,900)

Net cash used in investing activities	(4,763,827)	(2,098,756)

Cash flows from financing activities
Proceeds under equipment notes	-	1,128,608
Payments under finance lease and sale leaseback agreements	(494,730)	(549,758)
Payments under equipment notes	(261,863)	(118,599)
Payments under building notes payable	(119,365)	(80,416)
Borrowings under revolving line of credit	93,348,538	76,661,576
Payments under revolving line of credit	(89,462,832)	(73,725,348)
Payments of debt financing costs	(163,188)	(8,055)

Net cash provided by financing activities	2,846,560	3,308,008

Change in cash and cash equivalents	(322,649)	(3,933,349)
Cash and cash equivalents at beginning of period	3,509,229	6,779,445

Cash and cash equivalents at end of period	$3,186,580	$2,846,096

Supplementary disclosures of cash flow information
Cash paid for interest	$296,405	$338,898
Cash paid for income taxes	293,707	96,288
Purchase of machinery and equipment financed
under finance leases	709,877	671,446
Financing of insurance policy	65,706	83,048
Gain on extinguishment of long-term debt	6,282,973	-

SigmaTron International, Inc.

July 31, 2021

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2021 is not necessarily indicative of the results that may be expected for the year ending April 30, 2022. The condensed consolidated balance sheet at April 30, 2021, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

COVID-19 and CARES Act

A pandemic of respiratory diseases, including variants (commonly known as "COVID-19") began to spread globally, including to the United States, in early 2020. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The full extent to which COVID-19 impacts the Company’s business, global supply chain, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak within the U.S., China, Mexico, Vietnam and Taiwan, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

SigmaTron International, Inc.

July 31, 2021

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

On March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” It also appropriated funds for the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP Loan”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

As further described in Note E, the Company received funds under the PPP Loan in the amount of $6,282,973. The PPP Loan was due to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness is reflected in the Company’s Statement of Operations under the extinguishment of PPP Loan debt.

Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity for the remainder of fiscal year 2022 and beyond.

Reclassifications

Certain amounts recorded in the prior-period consolidated financial statements presented have been reclassified to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2021	2021

Finished products	$24,443,995	$22,858,073
Work-in-process	6,975,389	5,601,560
Raw materials	84,138,114	72,033,278
	115,557,498	100,492,911
Less excess and obsolescence reserve	(2,414,310)	(2,414,310)
	$113,143,188	$98,078,601

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	July 31,	July 31,
	2021	2020

Net income (loss)	$8,796,716	$(900,666)
Weighted-average shares
Basic	4,275,410	4,250,986
Effect of dilutive stock options	78,502	-

Diluted	4,353,912	4,250,986

Basic earnings (loss) per share	$2.06	$(0.21)

Diluted earnings (loss) per share	$2.02	$(0.21)

Options to purchase 513,232 shares of common stock were outstanding at July 31, 2021 and 2020. There were 102,000 options granted during the three month period ended July 31, 2021 and no options were granted during the three month period ended July 31, 2020. There was $20,035 and $0 stock option expense recognized for the three month periods ended July 31, 2021 and 2020, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at July 31, 2021 and 2020 was $225,734 and $0, respectively. For the three month period ended July 31, 2021 and 2020, 72,643 and 299,129 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at July 31, 2021 and April 30, 2021:

	July 31,	April 30,
	2021	2021

Debt:
Notes Payable - Banks	$29,514,345	$32,137,919
Notes Payable - Buildings	6,818,398	6,937,763
Notes Payable - Equipment	3,661,776	3,923,639
Unamortized deferred financing costs	(334,832)	(353,438)
Total debt	39,659,687	42,645,883
Less current maturities	2,144,470	7,862,058
Long-term debt	$37,515,217	$34,783,825

Finance lease obligations	$2,851,281	$2,636,134
Less current maturities	1,312,029	1,455,638
Total finance lease obligations, less current portion	$1,539,252	$1,180,496

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

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured credit facility maturing on January 29, 2026, of which (a) up to $50,000,000 is available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility is secured by substantially all of SigmaTron’s assets including mortgages on its two Illinois properties.

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at July 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of July 31, 2021. Deferred financing costs of $361,734 were capitalized during the fiscal year ended April 30, 2021 and will be amortized over the term of the Agreement. As of July 31, 2021, there was $28,853,375 outstanding and $19,454,713 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990 unused availability at April 30, 2021. As of July 31, 2021 and April 30, 2021, the unamortized amount offset against outstanding debt was $325,787 and $343,890, respectively.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the SBA in the amount of $6,282,973. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of PPP Loan debt. Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,393,000 as of July 31, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.85%. The term of the facility extends to January 6, 2022. There was $660,970 outstanding under the facility at July 31, 2021 compared to an outstanding balance of $824,159 at April 30, 2021.

SigmaTron International, Inc.

July 31, 2021

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

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at July 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of July 31, 2021, the unamortized amount included as a reduction to long-term debt was $9,045. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $6,319,445 at July 31, 2021 compared to an outstanding balance of $6,427,778 at April 30, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $498,953 and $509,985 at July 31, 2021 and April 30, 2021, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 1, 2021 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 1, 2025 through April 1, 2026, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25%.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of July 31, 2021, are as follows:

		Bank	Building	Equipment	Total

For the remaining 9 months of the fiscal year ending April 30:	2022	$660,970	$359,059	$775,680	$1,795,709
For the fiscal years ending April 30:	2023	-	481,085	825,854	1,306,939
	2024	-	483,904	781,148	1,265,052
	2025	-	486,890	837,710	1,324,600
	2026	28,527,588	4,742,119	441,384	33,711,091
	2027	-	60,068	-	60,068
	Thereafter	-	196,228	-	196,228
		$29,188,558	$6,809,353	$3,661,776	$39,659,687

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the lease agreements mature through January 1, 2025, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Note F - Income Tax

The income tax expense was $756,945 for the three month period ended July 31, 2021 compared to an income tax benefit of $220,834 for the same period in the prior fiscal year. The Company’s effective tax rate was 7.92% and 19.69% for the quarters ended July 31, 2021 and 2020, respectively. The increase in income tax expense for the three month period ended July 31, 2021 compared to the same period in the previous year is due to income recognized in the current quarter compared to a loss in the previous year. The decrease in effective tax rate is due to tax exempt income recognized in the current quarter.

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax - Continued

As described in Note E, the Company received a PPP Loan under the CARES Act of $6,282,973. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. On January 6, 2021 the IRS issued Revenue Ruling 2021-02 allowing deductions for the payments of eligible expenses when such payments would result in the forgiveness of a loan under the PPP. The ruling supersedes previous IRS guidance stating that such deductions would be disallowed. The Company received full forgiveness of its PPP Loan on July 9, 2021. In accordance with the CARES Act and IRS Revenue Ruling 2021-02, the loan forgiveness amount was excluded from income for tax purposes.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $5,538,000 as of July 31, 2021.

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

The potential impact of future disruptions and continued economic uncertainty over COVID-19 may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. It is possible that these potential adverse impacts may result in the recognition of material impairments of the Company’s long-lived assets or other related charges in future periods.

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended
	July 31,	July 31,
Net trade sales by end-market	2021	2020
Industrial Electronics	$47,244,892	$36,617,258
Consumer Electronics	32,603,876	21,168,239
Medical / Life Sciences	5,890,666	2,739,459
Total Net Trade Sales	$85,739,434	$60,524,956

During the three month period ending July 31, 2021, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at July 31, 2021. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of July 31, 2021, with an expected duration of greater than one year.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company’s valuation allowance was $1,058,648 and $1,138,736 as of July 31, 2021 and April 30, 2021, respectively.

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

Investment in Wagz - The Company has recorded an investment in Wagz, Inc. (“Wagz”), a privately held company whose equity does not have a readily determinable fair value. As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2. At July 31, 2021 and April 30, 2021, the Company continued to recognize the fair value of the Wagz common stock at $600,000, which is recorded within other assets.

On May 29, 2020, SigmaTron and Wagz, a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478.  On January 27, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal sum of up to $1,588,328. On April 30, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,249,966. On April 30, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $308,329. On July 31, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,905,712. On July 31, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $38,723 (collectively, the “Notes”). At July 31, 2021, $8,876,594 and $243,980 was outstanding under Notes receivable and Other receivables, respectively, in the consolidated balance sheet compared to $7,014,594 and $184,507, respectively, at April 30, 2021. The Notes are due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Notes are collateralized by substantially all assets of Wagz.

On June 4, 2020, SigmaTron and Wagz, announced that they executed a Letter of Intent (“LOI”) relating to a proposed acquisition. Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,443,870 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company. On July 19, 2021 the definitive agreement was signed. The parties expect the transaction to close by September 30, 2021 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to Closing including the Company having determined that the Wagz Freedom Smart Dog Collar™ meets certain criteria, and the approval by the stockholders of both SigmaTron and Wagz.

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

SigmaTron International, Inc.

July 31, 2021

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

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases

The Company leases office and storage space, vehicles and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years. At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in Topic 842 “Leases” to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if the Company has the right to direct the use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to direct the use of an underlying asset, the Company considers if they have the right to direct how and for what purpose the asset is used throughout the period of use and if they control the decision-making rights over the asset.

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

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		July 31,	April 30,
	Classification	2021	2021
Operating Leases:
Right-of-use Assets	Right-of-use operating lease assets	$12,257,463	$13,015,986
Operating lease current liabilities	Current portion of operating lease obligations	3,077,781	2,843,758
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	9,719,562	10,474,601
Finance Leases:
Right-of-use Assets	Property, machinery and equipment, net	5,616,959	5,843,068
Finance lease current liabilities	Current portion of finance lease obligations	1,312,029	1,455,638
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,539,252	1,180,496

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The components of lease expense for the three month period ended July 31, 2021 and 2020, are as follows:

		Three Months Ended
		July 31,	July 31,
	Classification	2021	2020
Operating Leases:
Operating lease cost	Operating expenses	591,358	373,696
Variable lease cost	Operating expenses	97,354	78,347
Short term lease cost	Operating expenses	1,800	1,350
Finance Leases:
Amortization of right-of-use assets	Operating expenses	594,103	419,693
Interest expense	Interest expense	66,404	66,358
Total		1,351,019	939,444

The weighted average lease term and discount rates for the quarter ended July 31, 2021 and 2020, are as follows:

	Three Months Ended
	July 31,	July 31,
	2021	2020
Operating Leases:
Weighted average remaining lease term (months)	52.90	59.30
Weighted average discount rate	3.1%	3.1%
Finance Leases:
Weighted average remaining lease term (months)	23.98	24.43
Weighted average discount rate	8.2%	7.6%

SigmaTron International, Inc.

July 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 9 months of the fiscal year ending April 30:
2022	$2,577,133	$1,252,099
For the fiscal years ending April 30:
2023	3,452,535	942,692
2024	2,975,364	612,106
2025	2,354,451	391,259
2026	1,867,550	-
2027	343,006	-
Thereafter	150,252	-
Total undiscounted lease payments	13,720,291	3,198,156
Present value discount, less interest	922,948	346,875
Lease liability	$12,797,343	$2,851,281

Supplemental disclosures of cash flow information related to leases for the three months ended July 31, 2021 and 2020 are as follows:

	Three Months Ended
	July 31,	July 31,
Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	66,404	66,358
Operating cash flows from operating leases	101,667	54,021
Financing cash flows from finance leases	494,730	549,758
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	709,877	-
Right-of-use assets obtained in exchange for operating lease liabilities	-	334,530

SigmaTron International, Inc.

July 31, 2021

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

July 31, 2021

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three month periods ended July 31, 2021 and July 31, 2020.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company reported an excellent quarter to start fiscal year 2022.  Pre-tax income was $9,553,661, which included forgiveness of the Company’s Small Business Administration (“SBA”) Paycheck Protection Program Loan (“PPP Loan”) in the amount of $6,282,973. The extinguishment of debt of $6,282,973 was recorded as income during the quarter ended July 31, 2021. The Company posted revenue of $85,739,434. Both of the revenue and pre-tax income numbers, excluding the PPP Loan income, are records for the Company’s quarterly operating results.

While the Company’s backlog remains strong, it continues to face continuing challenges on the supply chain side.  Semiconductor products, in particular, remain difficult to locate and often are purchased at a premium.  The Company has seen several customers start to push out orders but other customers continue to ramp up and increase demand.  It is difficult to predict how this will sort itself out going

SigmaTron International, Inc.

July 31, 2021

forward.  The Company expects the shortage of certain components will be with it through calendar 2022 and perhaps part or all of 2023.  This is dependent upon a continuing strong economy. Several of the Company’s new customers have started to increase demand and the Company expects its revenue to grow going forward, especially in the safety and renewable energy markets.

On July 21,2021, the Company and Wagz signed a definitive Agreement and are working towards closure. The Company remains encouraged by the current market reaction to the latest version of the Wagz Freedom Smart Dog Collar and continues to believe that the upside of the transaction is significant for the shareholders and the Company looks forward to closing that transaction.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months Ended
	July 31,	July 31,
	2021	2020
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Operating expenses:
Cost of products sold	88.8	92.9
Selling and administrative expenses	7.1	8.4
Total operating expenses	95.9	101.3
Operating income	4.1%	-1.3%

Net Sales

Net sales increased for the three month period ended July 31, 2021, to $85,739,434 from $60,524,956 for the three month period ended July 31, 2020. The Company’s sales increased for the three month period ended July 31, 2021, as compared to the prior year in the consumer electronics, industrial electronics and medical/life science marketplaces. Sales in the first three months increased due to increasing demand from existing and new customers.

Gross Profit

Gross profit dollars increased during the three month period ended July 31, 2021, to $9,582,478 or 11.2% of net sales compared to $4,272,191 or 7.1% of net sales for the same period in the prior fiscal year. The increase in gross profit for the three month period ended July 31, 2021, was primarily the result of increased sales in the first quarter of fiscal 2022.

Selling and Administrative Expenses

Selling and administrative expenses increased to $6,111,015 or 7.1% of net sales for the three month period ended July 31, 2021, compared to $5,059,525 or 8.4% of net sales for the same period in the prior fiscal year. The net increase in selling and administrative expenses for the three month period

SigmaTron International, Inc.

July 31, 2021

ended July 31, 2021, was attributable to an increase in bonus expense and miscellaneous taxes. The increase in the foregoing expenses was partially offset by a decrease in sales expenses and legal professional fees.

Interest Expense

Interest expense decreased to $237,916 for the three month period ended July 31, 2021, compared to $338,264 for the same period in the prior fiscal year. The decrease in interest expense for the three month period ended July 31, 2021, was due to the lower interest rates from the Company’s banking arrangements and decreased long-term debt obligations.

Income Tax Expense

The income tax expense was $756,945 for the three month period ended July 31, 2021, compared to an income tax benefit of $220,834 for the same period in the prior fiscal year. The Company’s effective tax rate was 7.92% and 19.69% for the quarters ended July 31, 2021 and 2020, respectively. The increase in income tax expense for the three month period ended July 31, 2021 compared to the same period in the previous year is due to income recognized in the current quarter compared to a loss in the previous year. The decrease in effective tax rate is due to tax exempt income recognized in the current quarter due to the gain on extinguishment of the PPP Loan debt.

Net Income

Net income increased to $8,796,716 for the three month period ended July 31, 2021, compared to a net loss of $900,666 for the same period in the prior fiscal year. A substantial part of the increase in net income was attributable to the one-time extinguishment of the PPP Loan debt. Basic and diluted earnings per share for the first quarter of fiscal year 2022 were $2.06 and $2.02 respectively, compared to basic and diluted loss per share of $0.21 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities was $1,594,618 for the three months ended July 31, 2021,which included the effect of the extinguishment of the PPP Loan debt. During the first three months of fiscal year 2022, cash flow provided by operating activities was primarily the result of net income, an increase in both accounts payable and deferred revenue in the amount of $14,590,175 and $1,748,379, respectively. Cash flow from operating activities was offset by an increase in both inventory and accounts receivable in the amount of $15,064,587 and $4,970,625, respectively. The increase in accounts payable is the result of more favorable payment terms with vendors and increased inventory purchases. The increase in inventory is the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping.

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

July 31, 2021

offset by the result of a decrease in accounts receivable and inventory of $2,787,494 and $1,972,771, respectively.

Investing Activities.

Cash used in investing activities was $4,763,827 for the three months ended July 31, 2021. During the first three months of fiscal year 2022 the Company purchased $2,901,827 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases up to $3,500,000 in fiscal year 2022. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding or leases at acceptable terms, if at all, in the future. During the first three months of fiscal year 2022 the Company made advances of $1,862,000 to Wagz. As more fully described in Note H – Significant Accounting Policies, on July 19, 2021, the Company signed a Definitive Agreement for a proposed business combination with Wagz. The advances were made in conjunction with the proposed business combination.

Cash used in investing activities was $2,098,756 for the three months ended July 31, 2020. During the first three months of fiscal year 2021, the Company purchased $966,856 in machinery and equipment used in the ordinary course of business. The Company made additional machinery and equipment purchases of $3,780,460 during the balance of fiscal year 2021. During the first three months of fiscal year 2021 the Company made advances of $1,131,900 to Wagz.

Financing Activities.

Cash provided by financing activities of $2,846,560 for the first three months ended July 31, 2021, was primarily the result of net borrowings under the line of credit.

Cash provided by financing activities of $3,308,008 for the first three months ended July 31, 2020, was primarily the result of net borrowings under the line of credit.

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

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured credit facility maturing on January 29,2026, of which (a) up to $50,000,000 is available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to

SigmaTron International, Inc.

July 31, 2021

two term loans (the “Facility”). The Facility is secured by substantially all of SigmaTron’s assets including mortgages on its two Illinois properties.

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at July 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of July 31, 2021. Deferred financing costs of $361,734 were capitalized during the fiscal year ended April 30, 2021 and will be amortized over the term of the Agreement. As of July 31, 2021, there was $28,853,375 outstanding and $19,454,713 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990 unused availability at April 30, 2021. As of July 31, 2021 and April 30, 2021, the unamortized amount offset against outstanding debt was $325,787 and $343,890, respectively.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the SBA in the amount of $6,282,973. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness is reflected in the Company’s Statement of Operations under the extinguishment of PPP Loan debt. Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,393,000 as of July 31, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.85%. The term of the facility extends to January 6, 2022. There was $660,970 outstanding under the facility at July 31, 2021 compared to an outstanding balance of $824,159 at April 30, 2021.

SigmaTron International, Inc.

July 31, 2021

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

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at July 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of July 31, 2021, the unamortized amount included as a reduction to long-term debt was $9,045. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $6,319,445 at July 31, 2021 compared to an outstanding balance of $6,427,778 at April 30, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $498,953 and $509,985 at July 31, 2021 and April 30, 2021, respectively.

SigmaTron International, Inc.

July 31, 2021

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 1, 2021 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 1, 2025 through April 1, 2026, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25%.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the lease agreements mature through January 1, 2025, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the three month period ended July 31, 2021, resulted in net foreign currency transaction losses of $54,385 compared to net foreign currency losses of approximately $145,670 for the same period in the prior year. During the first three months of fiscal year 2022, the Company paid approximately $16,300,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $5,538,000 as of July 31, 2021.

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

July 31, 2021

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of July 31, 2021. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2021.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2021, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

July 31, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SigmaTron International, Inc.

July 31, 2021

Item 6.Exhibits.

10.1	Lease No. 15, entered into June 10, 2021, is an attachment to Master Lease No. 2017389 dated August 15, 2017 by and between First American Commercial Bancorp, Inc. and SigmaTron International, Inc.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SigmaTron International, Inc.

July 31, 2021

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 13, 2021

Gary R. Fairhead	Date
President and CEO (Principal Executive Officer)

/s/ Linda K. Frauendorfer	September 13, 2021

Linda K. Frauendorfer	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)