Form 10-Q
period 2021-10-31
SIGMATRON INTERNATIONAL INC
filed 2021-12-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

October 31, 2021

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 9, 2021: 4,374,179

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	October 31,
	2021	April 30,
	(Unaudited)	2021

Current assets:
Cash and cash equivalents	$2,420,346	$3,509,229

Accounts receivable, less allowance for doubtful accounts of
$100,000 at October 31, 2021 and April 30, 2021, respectively	45,124,405	28,783,161
Inventories, net	133,157,121	98,078,601
Prepaid expenses and other assets	2,293,015	1,314,834
Refundable and prepaid income taxes	497,421	388,766
Notes receivable	10,999,557	7,014,594
Other receivables	3,773,265	2,464,678

Total current assets	198,265,130	141,553,863

Property, machinery and equipment, net	34,964,995	34,186,918

Intangible assets, net	1,823,139	1,996,749
Deferred income taxes	1,740,068	1,647,143
Right-of-use operating lease assets	11,493,451	13,015,986
Other assets	1,916,950	1,772,748

Total other long-term assets	16,973,608	18,432,626

Total assets	$250,203,733	$194,173,407

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$86,719,252	$62,656,451
Accrued wages	8,165,267	6,283,987
Accrued expenses	3,284,507	2,457,882
Income taxes payable	1,479,181	1,331,504
Deferred revenue	6,790,842	423,971
Current portion of long-term debt	2,420,988	7,862,058
Current portion of finance lease obligations	1,274,714	1,455,638
Current portion of operating lease obligations	3,111,155	2,843,758

Total current liabilities	113,245,906	85,315,249

Long-term debt, less current portion	51,092,763	34,783,825
Income taxes payable	357,331	404,975
Finance lease obligations, less current portion	1,967,402	1,180,496
Operating lease obligations, less current portion	8,919,822	10,474,601
Other long-term liabilities	1,523,137	1,465,200

Total long-term liabilities	63,860,455	48,309,097

Total liabilities	177,106,361	133,624,346

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 4,368,179 and 4,269,508 shares issued and
outstanding at October 31, 2021 and April 30, 2021, respectively	43,509	42,560
Capital in excess of par value	24,351,902	23,751,461
Retained earnings	48,701,961	36,755,040

Total stockholders' equity	73,097,372	60,549,061

Total liabilities and stockholders' equity	$250,203,733	$194,173,407

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$100,216,614	$69,618,424	$185,956,048	$130,143,380
Cost of products sold	88,439,028	62,858,882	164,595,984	119,111,647

Gross profit	11,777,586	6,759,542	21,360,064	11,031,733

Selling and administrative expenses	6,805,756	5,421,739	12,916,771	10,481,264

Operating income	4,971,830	1,337,803	8,443,293	550,469

Gain on extinguishment of long-term debt	-	-	(6,282,973)	-
Other income	(36,562)	(40,611)	(73,703)	(44,709)
Interest expense	344,675	308,613	582,591	646,877
Income (loss) before income tax expense	4,663,717	1,069,801	14,217,378	(51,699)

Income tax expense	1,513,512	442,943	2,270,457	222,109

Net income (loss)	$3,150,205	$626,858	$11,946,921	$(273,808)

Earnings (loss) per share – basic	$0.73	$0.15	$2.78	$(0.06)

Earnings (loss) per share – diluted	$0.69	$0.15	$2.69	$(0.06)

Weighted average shares of common stock outstanding
Basic	4,313,623	4,257,508	4,294,517	4,254,247

Weighted average shares of common stock outstanding
Diluted	4,553,899	4,257,508	4,445,289	4,254,247

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the six months ended October 31, 2021 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2021	$-	$42,560	$23,751,461	$36,755,040	$60,549,061

Recognition of stock-based compensation	-	-	20,035	-	20,035

Restricted stock awards	-	15	13,342	-	13,357

Net income	-	-	-	8,796,716	8,796,716

Balance at July 31, 2021	$-	$42,575	$23,784,838	$45,551,756	$69,379,169

Recognition of stock-based compensation	-	-	122,885	-	122,885

Exercise of stock options	-	897	425,655	-	426,552

Restricted stock awards	-	37	18,524	-	18,561

Net income	-	-	-	3,150,205	3,150,205

Balance at October 31, 2021	$-	$43,509	$24,351,902	$48,701,961	$73,097,372

	For the six months ended October 31, 2020 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2020	$-	$42,265	$23,619,513	$35,214,021	$58,875,799

Restricted stock awards	-	31	15,198	-	15,229

Net loss	-	-	-	(900,666)	(900,666)

Balance at July 31, 2020	$-	$42,296	$23,634,711	$34,313,355	$57,990,362

Net income	-	-	-	626,858	626,858

Balance at October 31, 2020	$-	$42,296	$23,634,711	$34,940,213	$58,617,220

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	Oct 31,	Oct 31,
	2021	2020
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$11,946,921	$(273,808)

Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Depreciation and amortization of property, machinery and equipment	2,773,922	2,529,756
Stock-based compensation	142,920	-
Restricted stock expense	31,918	15,229
Deferred income tax benefit	(92,925)	(147,816)
Gain on extinguishment of long-term debt	(6,282,973)	-
Amortization of intangible assets	173,610	177,424
Amortization of financing fees	37,208	76,248
Loss from disposal or sale of machinery and equipment	9,618	141,245
Changes in operating assets and liabilities
Accounts receivable	(16,341,244)	6,171,838
Inventories	(35,078,520)	3,239,189
Prepaid expenses and other assets	468,470	640,417
Refundable and prepaid income taxes	(108,655)	301,268
Income taxes payable	100,033	(66,904)
Trade accounts payable	24,062,801	(11,288,257)
Operating lease liabilities	(1,287,382)	104,135
Accrued expenses and wages	2,407,671	1,911,747
Deferred revenue	6,366,871	-

Net cash (used in) provided by operating activities	(10,669,736)	3,531,711

Cash flows from investing activities
Purchases of machinery and equipment	(3,107,854)	(2,470,920)
Advances on notes receivable	(3,962,000)	(2,612,300)

Net cash used in investing activities	(7,069,854)	(5,083,220)

Cash flows from financing activities
Proceeds from the exercise of common stock options	426,552	-
Proceeds under equipment notes	1,159,275	2,397,015
Payments under finance lease and sale leaseback agreements	(952,597)	(1,011,945)
Payments under equipment notes	(527,004)	(283,684)
Payments under building notes payable	(238,889)	(160,983)
Borrowings under revolving line of credit	208,787,919	164,562,061
Payments under revolving line of credit	(191,986,249)	(165,448,281)
Payments of debt financing costs	(18,300)	(326,081)

Net cash provided by (used in) financing activities	16,650,707	(271,898)

Change in cash and cash equivalents	(1,088,883)	(1,823,407)
Cash and cash equivalents at beginning of period	3,509,229	6,779,445

Cash and cash equivalents at end of period	$2,420,346	$4,956,038

Supplementary disclosures of cash flow information
Cash paid for interest	$649,607	$624,959
Cash paid for income taxes	2,382,322	134,355
Purchase of machinery and equipment financed
under finance leases	1,558,579	-
Financing of insurance policy	295,052	302,074

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2021

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

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended October 31, 2021 is not necessarily indicative of the results that may be expected for the year ending April 30, 2022. The condensed consolidated balance sheet at April 30, 2021, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

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

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation - Continued

Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. The Company has adopted various safety, cleaning and social distancing protocols. To date, the Company has been able to continue to meet the needs of its customers. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

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

As further described in Note E, the Company received funds under the PPP Loan in the amount of $6,282,973. The PPP Loan was due to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness is reflected in the Company’s Statement of Operations under the caption “Gain of extinguishment of long-term debt”.

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

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2021	2021

Finished products	$23,212,885	$22,858,073
Work-in-process	7,588,216	5,601,560
Raw materials	104,770,330	72,033,278
	135,571,431	100,492,911
Less excess and obsolescence reserve	(2,414,310)	(2,414,310)
	$133,157,121	$98,078,601

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	Oct 31,	Oct 31,	Oct 31,	Oct 31,
	2021	2020	2021	2020

Net income (loss)	$3,150,205	$626,858	$11,946,921	$(273,808)
Weighted-average shares
Basic	4,313,623	4,257,508	4,294,517	4,254,247
Effect of dilutive stock options	240,276	-	150,772	-

Diluted	4,553,899	4,257,508	4,445,289	4,254,247

Basic earnings (loss) per share	$0.73	$0.15	$2.78	$(0.06)

Diluted earnings (loss) per share	$0.69	$0.15	$2.69	$(0.06)

Options to purchase 429,561 and 513,232 shares of common stock were outstanding at October 31, 2021 and 2020, respectively. There were 102,000 options granted during the six month period ended October 31, 2021 and no options were granted during the six month period ended October 31, 2020. There was $122,885 and $0 stock option expense recognized for the three month periods ended October 31, 2021 and 2020, respectively. There was $142,920 and $0 stock option expense recognized for the six month periods ended October 31, 2021 and 2020, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at October 31, 2021 and 2020 was $102,849 and $0, respectively. For the three month period ended October 31, 2021 and 2020, 0 and 314,740 shares, respectively, were not included in the diluted weighted average common

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity - Continued

shares outstanding calculation as they were anti-dilutive. For the six month period ended October 31, 2021 and 2020, 0 and 306,420 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at October 31, 2021 and April 30, 2021:

	Oct 31,	April 30,
	2021	2021

Debt:
Notes Payable - Banks	$42,575,197	$32,137,919
Notes Payable - Buildings	6,698,874	6,937,763
Notes Payable - Equipment	4,555,910	3,923,639
Unamortized deferred financing costs	(316,230)	(353,438)
Total debt	53,513,751	42,645,883
Less current maturities	2,420,988	7,862,058
Long-term debt	$51,092,763	$34,783,825

Finance lease obligations	$3,242,116	$2,636,134
Less current maturities	1,274,714	1,455,638
Total finance lease obligations, less current portion	$1,967,402	$1,180,496

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

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured credit facility maturing on January 29, 2026, of which (a) up to $50,000,000 is available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility is secured by substantially all of the Company’s assets including mortgages on its two Illinois properties.

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at October 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of October 31, 2021. Deferred financing costs of $361,734 were capitalized during the fiscal year ended April 30, 2021 and will be amortized over the term of the Agreement. As of October 31, 2021, there was $41,769,338 outstanding and $10,797,328 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990 unused availability at April 30, 2021. As of October 31, 2021 and April 30, 2021, the unamortized amount offset against outstanding debt was $307,688 and $343,890, respectively.

On November 17, 2021, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the SBA in the amount of $6,282,973. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt. Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,408,296 as of October 31, 2021, and the facility

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.85%. The term of the facility extends to January 6, 2022. There was $805,859 outstanding under the facility at October 31, 2021 compared to an outstanding balance of $824,159 at April 30, 2021.

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

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at October 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of October 31, 2021, the unamortized amount included as a reduction to long-term debt was $8,542. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $6,211,111 at October 31, 2021 compared to an outstanding balance of $6,427,778 at April 30, 2021.

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $487,763 and $509,985 at October 31, 2021 and April 30, 2021, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 1, 2021 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 1, 2025 through October 1, 2026, with quarterly installment payments ranging from $10,723 to $71,326 and a fixed interest rate of 8.25%.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of October 31, 2021, are as follows:

		Bank	Building	Equipment	Total

For the remaining 6 months of the fiscal year ending April 30:	2022	$805,859	$77,285	$606,348	$1,489,492
For the fiscal years ending April 30:	2023	-	643,335	1,029,618	1,672,953
	2024	-	483,904	1,002,250	1,486,154
	2025	-	486,890	1,077,625	1,564,515
	2026	41,461,650	4,742,622	701,712	46,905,984
	2027	-	60,068	138,357	198,425
	Thereafter	-	196,228	-	196,228
		$42,267,509	$6,690,332	$4,555,910	$53,513,751

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the lease agreements mature through September 1, 2025, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax

The income tax expense was $1,513,512 for the three month period ended October 31, 2021 compared to an income tax expense of $442,943 for the same period in the prior fiscal year. The Company’s effective tax rate was 32.45% and 41.40% for the quarters ended October 31, 2021 and 2020, respectively. The increase in income tax expense for the three month period ended October 31, 2021 compared to the same period in the previous year is due to increased income recognized in the current quarter compared to the previous year. The decrease in effective tax rate is due to variations in income earned by jurisdiction in the current period compared to the same period in the previous year.

The income tax expense was $2,270,457 for the six month period ended October 31, 2021 compared to an income tax expense of $222,109 for the same period in the prior fiscal year. The Company’s effective tax rate was 15.97% and (429.63)% for the six month period ended October 31, 2021 and 2020, respectively. The increase in income tax expense for the six month period ended October 31, 2021 compared to the same period in the previous year is due to increased income recognized in the current year compared to the previous year. The change in effective tax rate for the six month period ended October 31, 2021 is due to an increase in income and variations in income earned by jurisdiction in the current period compared to the same period in the previous year.

As described in Note E, the Company received a PPP Loan under the CARES Act of $6,282,973. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. On January 6, 2021 the IRS issued Revenue Ruling 2021-02 allowing deductions for the payments of eligible expenses when such payments would result in the forgiveness of a loan under the PPP. The ruling supersedes previous IRS guidance stating that such deductions would be disallowed. The Company received full forgiveness of its PPP Loan on July 9, 2021. In accordance with the CARES Act and IRS Revenue Ruling 2021-02, the loan forgiveness amount was excluded from income for tax purposes during the three month period ended July 31, 2021.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $5,091,000 as of October 31, 2021.

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

October 31, 2021

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

The potential impact of future disruptions and continued economic uncertainty over COVID-19, including variants, may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. It is possible that these potential adverse impacts may result in the recognition of material impairments of the Company’s long-lived assets or other related charges in future periods.

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
Net trade sales by end-market	2021	2020	2021	2020
Industrial Electronics	$55,094,535	$35,654,079	$102,339,427	$72,271,337
Consumer Electronics	39,712,171	30,671,077	72,316,047	51,839,316
Medical / Life Sciences	5,409,908	3,293,268	11,300,574	6,032,727
Total Net Trade Sales	$100,216,614	$69,618,424	$185,956,048	$130,143,380

During the three and six month periods ending October 31, 2021, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at October 31, 2021. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of October 31, 2021, with an expected duration of greater than one year.

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

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers, amongst other factors, three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company’s valuation allowance was $1,346,562 and $1,138,736 as of October 31, 2021 and April 30, 2021, respectively.

Investment in Wagz - The Company has recorded an investment in Wagz, Inc. (“Wagz”), a privately held company whose equity does not have a readily determinable fair value. As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company has elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer until the investment no longer qualifies to be measured under paragraph 321-35-2. At October 31, 2021 and April 30, 2021, the Company continued to recognize the fair value of the Wagz common stock at $600,000, which is recorded within other assets.

On May 29, 2020, SigmaTron and Wagz, a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478.  On January 27, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal sum of up to $1,588,328. On April 30, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,249,966. On April 30, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $308,329. On July 31, 2021, Wagz issued an additional Convertible Secured Promissory Note to the Company in the principal amount of $1,905,712. On July 31, 2021, Wagz issued a Secured Promissory Note to the Company in the principal amount of $38,723. On October 31, 2021, Wagz issued a Convertible Secured Promissory Note to the Company in the principal amount of $2,169,282 (collectively, the “Notes”). At October 31, 2021, $10,999,557 and $346,975 was outstanding under Notes receivable and Other receivables, respectively, in the consolidated balance sheet compared to $7,014,594 and $184,507, respectively, at April 30, 2021. The Notes are due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Notes are collateralized by substantially all assets of Wagz.

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies – Continued

On June 4, 2020, SigmaTron and Wagz, announced that they executed a Letter of Intent (“LOI”) relating to a proposed acquisition. Subject to the terms and conditions set forth in the LOI, SigmaTron expects to issue approximately 2,443,870 shares of SigmaTron common stock that would result in the stockholders of Wagz owning in the aggregate approximately one-third of the combined company. On July 19, 2021 the definitive agreement was signed. The parties expect the transaction to close by December 31, 2021 and it remains subject to achievement of certain milestones and satisfaction of conditions by both parties prior to Closing including the Company having determined that the Wagz Freedom Smart Dog Collar™ meets certain criteria, and the approval by the stockholders of both SigmaTron and Wagz.

On December 7, 2021, the Company amended its Agreement and Plan of Merger with Wagz. The amendment decreases the number of SigmaTron shares given to Wagz in conjunction with the transaction. Please refer to Form 8-K, filed December 10, 2021 for more information regarding the amendment.

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

SigmaTron International, Inc.

October 31, 2021

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

SigmaTron International, Inc.

October 31, 2021

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

The following table presents lease assets and liabilities and their balance sheet classification:

		October 31,	April 30,
	Classification	2021	2021
Operating Leases:
Right-of-use Assets	Right-of-use operating lease assets	$11,493,451	$13,015,986
Operating lease current liabilities	Current portion of operating lease obligations	3,111,155	2,843,758
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	8,919,822	10,474,601
Finance Leases:
Right-of-use Assets	Property, machinery and equipment, net	6,282,050	5,843,068
Finance lease current liabilities	Current portion of finance lease obligations	1,274,714	1,455,638
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,967,402	1,180,496

The components of lease expense for the three and six month periods ended October 31, 2021 and 2020, are as follows:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
	Expense	October 31,	October 31,	October 31,	October 31,
	Classification	2021	2020	2021	2020
Operating Leases:
Operating lease cost	Operating	589,654	353,317	1,181,058	727,012
Variable lease cost	Operating	97,354	78,347	194,708	156,694
Short term lease cost	Operating	1,800	1,350	3,600	2,700
Finance Leases:
Amortization of right-of-use assets	Operating	540,118	493,042	1,134,221	912,735
Interest expense	Interest	71,578	56,043	137,982	122,401
Total		1,300,504	982,099	2,651,569	1,921,542

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The weighted average lease term and discount rates for the quarter ended October 31, 2021 and 2020, are as follows:

	October 31,	October 31,
	2021	2020
Operating Leases:
Weighted average remaining lease term (months)	50.30	58.40
Weighted average discount rate	3.1%	3.1%
Finance Leases:
Weighted average remaining lease term (months)	32.21	22.25
Weighted average discount rate	8.9%	7.7%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 6 months of the fiscal year ending April 30:
2022	$1,707,563	$895,179
For the fiscal years ending April 30:
2023	3,454,931	1,189,375
2024	2,978,018	858,791
2025	2,357,245	637,943
2026	1,867,872	102,785
2027	343,006	-
Thereafter	150,252	-
Total undiscounted lease payments	12,858,887	3,684,073
Present value discount, less interest	827,910	441,957
Lease liability	$12,030,977	$3,242,116

SigmaTron International, Inc.

October 31, 2021

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the six months ended October 31, 2021 and 2020 are as follows:

	Six Months Ended
	October 31,	October 31,
Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	71,578	122,401
Operating cash flows from operating leases	198,729	109,917
Financing cash flows from finance leases	952,597	1,011,945
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,558,579	-
Right-of-use assets obtained in exchange for operating lease liabilities	1,522,535	1,162,451

Note J – Subsequent Event

On November 17, 2021, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

On December 7, 2021, the Company amended its Agreement and Plan of Merger with Wagz. The amendment decreases the number of SigmaTron shares given to Wagz in conjunction with the transaction. Please refer to Form 8-K, filed December 10, 2021 for more information regarding the amendment.

SigmaTron International, Inc.

October 31, 2021

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

October 31, 2021

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and six month periods ended October 31, 2021 and October 31, 2020. Further, sales for the six months ended October 31,2021 included significant premiums of approximately 10% of net sales related to raw materials charges to the Company’s customers with roughly the same amount included in cost of products sold.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company reported record quarterly sales and operating results for the quarter ended October 31, 2021. The results were driven by strong and growing demand from existing customers and several new customers. Backlog remains strong. Unfortunately, the volatility of the electronics marketplace remains and is not improving. The Company continues to experience shortages that affected final production for the Company’s customers causing them to push out consumption of assemblies from the Company. Accordingly, the Company continues to be negatively affected by the disruptions in the component marketplace. There is no predictability regarding when theses disruptions will occur and it is a challenge in terms of reacting to these disruptions.

SigmaTron International, Inc.

October 31, 2021

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	88.2	90.3	88.5	91.5
Selling and administrative expenses	6.8	7.8	6.9	8.1
Total operating expenses	95.0	98.1	95.4	99.6
Operating income	5.0%	1.9%	4.5%	0.4%

Net Sales

Net sales increased for the three month period ended October 31, 2021, to $100,216,614 from $69,618,424 for the three month period ended October 31, 2020. Net sales increased for the six month period ended October 31, 2021, to $185,956,048 from $130,143,380 for the six month period ended October 31, 2020. The Company’s sales increased for the three and six month periods ended October 31, 2021, as compared to the prior year in the consumer electronics, industrial electronics and medical/life science marketplaces. Sales for the three and six month periods increased due to increasing demand from existing and new customers.

Gross Profit

Gross profit dollars increased during the three month period ended October 31, 2021, to $11,777,586 or 11.8% of net sales compared to $6,759,542 or 9.7% of net sales for the same period in the prior fiscal year. Gross profit dollars increased during the six month period ended October 31, 2021, to $21,360,064 or 11.5% of net sales compared to $11,031,733 or 8.5% of net sales for the same period in the prior fiscal year. The increase in gross profit for the three and six month periods ended October 31, 2021, was the result of lower operating costs and product mix compared to the same period in the prior year.

SigmaTron International, Inc.

October 31, 2021

Selling and Administrative Expenses

Selling and administrative expenses increased to $6,805,756 or 6.8% of net sales for the three month period ended October 31, 2021, compared to $5,421,739 or 7.8% of net sales for the same period in the prior fiscal year. The net increase in selling and administrative expenses for the three month period ended October 31, 2021, was attributable to an increase in bonus expense and accounting professional fees. The increase in the foregoing expenses was partially offset by a decrease in general insurance and miscellaneous taxes. Selling and administrative expenses increased to $12,916,771 or 6.9% of net sales for the six month period ended October 31, 2021, compared to $10,481,264 or 8.1% of net sales for the same period in the prior fiscal year. The net increase in selling and administrative expenses for the six month period ended October 31, 2021, was attributable to an increase in bonus expense and miscellaneous taxes. The increase in the foregoing expenses was partially offset by a decrease in legal professional fees and general insurance.

Interest Expense

Interest expense increased to $344,675 for the three month period ended October 31, 2021, compared to $308,613 for the same period in the prior fiscal year. Interest expense decreased to $582,591 for the six month period ended October 31, 2021, compared to $646,877 for the same period in the prior fiscal year. The increase in interest expense for the three month period ended October 31, 2021, was due to the increased borrowings under the Company’s banking arrangements. The decrease in interest expense for the six month period ended October 31, 2021, was due to the lower interest rates from the Company’s banking arrangements.

Income Tax Expense

The income tax expense was $1,513,512 for the three month period ended October 31, 2021, compared to an income tax expense of $442,943 for the same period in the prior fiscal year. The Company’s effective tax rate was 32.45% and 41.40% for the quarters ended October 31, 2021 and 2020, respectively. The income tax expense was $2,270,457 for the six month period ended October 31, 2021, compared to an income tax expense of $222,109 for the same period in the prior fiscal year. The Company’s effective tax rate was 15.97% and (429.63)% for the six month period ended October 31, 2021 and 2020, respectively. The increase in income tax expense for the three month period ended October 31, 2021 compared to the same period in the previous year is due to increased income recognized in the current quarter compared to the previous year. The decrease in effective tax rate is due to variations in income earned by jurisdiction in the current period compared to the same period in the previous year. The increase in income tax expense for the six month period ended October 31, 2021 compared to the same period in the previous year is due to increased income recognized in the current year compared to the previous year. The change in effective tax rate for the six month period ended October 31, 2021 is due to an increase in income and variations in income earned by jurisdiction in the current period compared to the same period in the previous year.

Net Income

Net income increased to $3,150,205 for the three month period ended October 31, 2021, compared to a net income of $626,858 for the same period in the prior fiscal year. Net income increased to $11,946,921 for the six month period ended October 31, 2021, compared to a net loss of $273,808 for the same period in the prior fiscal year. A substantial part of the increase in net income for the six month period ended October 31, 2021 was attributable to the one-time gain recorded upon the extinguishment of the PPP Loan debt during the three month period ending July 31, 2021. Basic and

SigmaTron International, Inc.

October 31, 2021

diluted earnings per share for the second quarter of fiscal year 2022 were $0.73 and $0.69 respectively, compared to basic and diluted earnings per share of $0.15 each for the same period in the prior fiscal year. Basic and diluted earnings per share for the six month period ended October 31, 2021 were $2.78 and $2.69, respectively, compared to basic and diluted loss per share of $0.06 each for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $10,669,736 for the six months ended October 31, 2021. During the first six months of fiscal year 2022, cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $35,078,520 and $16,341,244, respectively. Cash flow from operating activities was offset by an increase in accounts payable and deferred revenue in the amount of $24,062,801 and $6,366,871, respectively. The increase in inventory is the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping. The increase in accounts payable is the result of more favorable payment terms with vendors and increased inventory purchases.

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

Investing Activities.

Cash used in investing activities was $7,069,854 for the six months ended October 31, 2021. During the first six months of fiscal year 2022 the Company purchased $3,107,854 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases up to $3,400,000 in fiscal year 2022. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future. During the first six months of fiscal year 2022 the Company made advances of $3,962,000 to Wagz. As more fully described in Note H – Significant Accounting Policies, on July 19, 2021, the Company signed a Definitive Agreement for a proposed business combination with Wagz. The advances were made in conjunction with the proposed business combination.

Cash used in investing activities was $5,083,220 for the six months ended October 31, 2020. During the first six months of fiscal year 2021, the Company purchased $2,470,920 in machinery and equipment used in the ordinary course of business. The Company made additional machinery and equipment purchases of $2,276,396 during the balance of fiscal year 2021. During the first six months of fiscal year 2021 the Company made advances of $2,612,300 to Wagz.

SigmaTron International, Inc.

October 31, 2021

Financing Activities.

Cash provided by financing activities of $16,650,707 for the first six months ended October 31, 2021, was primarily the result of net borrowings under the line of credit.

Cash used in financing activities of $271,898 for the first six months ended October 31, 2020, was primarily the result of net payments under the line of credit.

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

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender has agreed to provide the Company with a secured credit facility maturing on January 29, 2026, of which (a) up to $50,000,000 is available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility is secured by substantially all of the Company’s assets including mortgages on its two Illinois properties.

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at October 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of October 31, 2021. Deferred financing costs of $361,734 were capitalized during the fiscal year ended April 30, 2021 and will be amortized over the term of the Agreement. As of October 31, 2021, there was $41,769,338 outstanding and $10,797,328 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990

SigmaTron International, Inc.

October 31, 2021

unused availability at April 30, 2021. As of October 31, 2021 and April 30, 2021, the unamortized amount offset against outstanding debt was $307,688 and $343,890, respectively.

On November 17, 2021, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the SBA in the amount of $6,282,973. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and it covers all principal and accrued interest. The accounting for the forgiveness is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt. Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,408,296 as of October 31, 2021, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.85%. The term of the facility extends to January 6, 2022. There was $805,859 outstanding under the facility at October 31, 2021 compared to an outstanding balance of $824,159 at April 30, 2021.

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

SigmaTron International, Inc.

October 31, 2021

by Lender. The Company recorded a prepayment penalty of $41,830 in fiscal year 2021. The remaining deferred financing costs of $18,859 were expensed in fiscal year 2021.

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at October 31, 2021); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of October 31, 2021, the unamortized amount included as a reduction to long-term debt was $8,542. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $6,211,111 at October 31, 2021 compared to an outstanding balance of $6,427,778 at April 30, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $487,763 and $509,985 at October 31, 2021 and April 30, 2021, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of these secured note agreements mature from November 1, 2021 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of these secured note agreements mature from March 1, 2025 through October 1, 2026, with quarterly installment payments ranging from $10,723 to $71,326 and a fixed interest rate of 8.25%.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the lease agreements mature through September 1, 2025, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The

SigmaTron International, Inc.

October 31, 2021

Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the six month period ended October 31, 2021, resulted in net foreign currency transaction losses of $121,400 compared to net foreign currency losses of approximately $165,209 for the same period in the prior year. During the six months of fiscal year 2022, the Company paid approximately $29,870,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $5,091,000 as of October 31, 2021.

Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believe’s that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

The impact of inflation on the Company’s net sales, revenues and income from operations for the past two fiscal years has been minimal.

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

SigmaTron International, Inc.

October 31, 2021

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of October 31, 2021. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2021.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the six months ended October 31, 2021, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. On November 8, 2021, the Company announced that James J Reiman has been elected Chief Financial Officer , Vice President Finance, Treasurer and Secretary of SigmaTron International, Inc, effective immediately. The change in Chief Financial Officer did not affect the Company’s internal controls over financial reporting.

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

October 31, 2021

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 17, 2021, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes. The effective date of this amendment is November 17, 2021.

SigmaTron International, Inc.

October 31, 2021

Item 6.Exhibits.

10.1	Third Amendment to Credit Agreement entered into as of September 30, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A.

10.2	Fourth Amendment to Credit Agreement entered into as of November 17, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SigmaTron International, Inc.

October 31, 2021

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 13, 2021

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	December 13, 2021

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)