Form 10-Q
period 2022-01-31
SIGMATRON INTERNATIONAL INC
filed 2022-03-23
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

January 31, 2022

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 21, 2022: 6,021,688

SigmaTron International, Inc.

SigmaTron International, Inc.

Condensed Consolidated Balance Sheets

	January 31,
	2022	April 30,
	(Unaudited)	2021

Current assets:
Cash and cash equivalents	$3,146,746	$3,509,229

Accounts receivable, less allowance for doubtful accounts of
$100,000 at January 31, 2022 and April 30, 2021, respectively	36,854,823	28,783,161
Inventories, net	156,317,269	98,078,601
Prepaid expenses and other assets	2,632,395	1,314,834
Refundable and prepaid income taxes	1,820,764	388,766
Notes receivable	-	7,014,594
Other receivables	4,543,803	2,464,678

Total current assets	205,315,800	141,553,863

Property, machinery and equipment, net	36,403,379	34,186,918

Intangible assets, net	12,625,429	1,996,749
Goodwill	11,990,361	-
Deferred income taxes	677,699	1,647,143
Right-of-use operating lease assets	11,358,910	13,015,986
Other assets	1,267,108	1,772,748

Total other long-term assets	37,919,507	18,432,626

Total assets	$279,638,686	$194,173,407

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$97,991,636	$62,656,451
Accrued wages	8,393,229	6,283,987
Accrued expenses	3,661,445	2,457,882
Income taxes payable	742,650	1,331,504
Deferred revenue	9,419,469	423,971
Current portion of long-term debt	2,857,518	7,862,058
Current portion of finance lease obligations	1,212,713	1,455,638
Current portion of operating lease obligations	3,248,134	2,843,758

Total current liabilities	127,526,794	85,315,249

Long-term debt, less current portion	52,849,246	34,783,825
Income taxes payable	357,331	404,975
Finance lease obligations, less current portion	2,099,620	1,180,496
Operating lease obligations, less current portion	8,687,855	10,474,601
Other long-term liabilities	1,018,771	1,465,200

Total long-term liabilities	65,012,823	48,309,097

Total liabilities	192,539,617	133,624,346

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,021,688 and 4,269,508 shares issued and
outstanding at January 31, 2022 and April 30, 2021, respectively	59,958	42,560
Capital in excess of par value	50,321,355	23,751,461
Retained earnings	45,977,664	36,755,040
Treasury stock	(9,259,908)	-

Total stockholders' equity	87,099,069	60,549,061

Total liabilities and stockholders' equity	$279,638,686	$194,173,407

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$93,682,451	$71,531,348	$279,638,499	$201,674,728
Cost of products sold	81,257,305	65,618,649	245,853,289	184,730,296

Gross profit	12,425,146	5,912,699	33,785,210	16,944,432

Selling and administrative expenses	7,758,582	5,212,629	20,675,353	15,693,893
Impairment of notes receivable and investment	6,300,235	-	6,300,235	-

Operating (loss) income	(1,633,671)	700,070	6,809,622	1,250,539

Gain on extinguishment of long-term debt	-	-	(6,282,973)	-
Other (income) expense	(35,813)	189,341	(109,516)	144,632
Interest expense	382,031	287,371	964,622	934,248
(Loss) income before income tax expense	(1,979,889)	223,358	12,237,489	171,659

Income tax expense (benefit)	744,408	(25,910)	3,014,865	196,199

Net (loss) income	$(2,724,297)	$249,268	$9,222,624	$(24,540)

(Loss) earnings per share – basic	$(0.58)	$0.06	$2.08	$(0.01)

(Loss) earnings per share – diluted	$(0.58)	$0.06	$1.97	$(0.01)

Weighted average shares of common stock outstanding
Basic	4,729,619	4,257,508	4,439,551	4,255,334

Weighted average shares of common stock outstanding
Diluted	4,729,619	4,310,290	4,682,598	4,255,334

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the nine months ended January 31, 2022 (Unaudited)
			Capital in			Total
	Preferred	Common	excess of par	Retained	Treasury	stockholders’
	stock	stock	value	earnings	stock	equity

Balance at May 1, 2021	$-	$42,560	$23,751,461	$36,755,040	$-	$60,549,061

Recognition of stock-based compensation	-	-	20,035	-	-	20,035

Restricted stock awards	-	15	13,342	-	-	13,357

Net income	-	-	-	8,796,716	-	8,796,716

Balance at July 31, 2021	$-	$42,575	$23,784,838	$45,551,756	$-	$69,379,169

Recognition of stock-based compensation	-	-	122,885	-	-	122,885

Exercise of stock options	-	897	425,655	-	-	426,552

Restricted stock awards	-	37	18,524	-	-	18,561

Net income	-	-	-	3,150,205	-	3,150,205

Balance at October 31, 2021	$-	$43,509	$24,351,902	$48,701,961	$-	$73,097,372

Recognition of stock-based compensation	-	-	102,849	-	-	102,849

Exercise of stock options	-	614	337,846	-	-	338,460

Restricted stock awards	-	49	31,220	-	-	31,269

Issuance of stock	-	320	276,800	-	-	277,120

Issuance of stock for acquisition	-	24,439	25,220,738	-	-	25,245,177

Purchase of treasury stock related to acquisition	-	(8,973)	-	-	(9,259,908)	(9,268,881)

Net loss	-	-	-	(2,724,297)	-	(2,724,297)

Balance at January 31, 2022	$-	$59,958	$50,321,355	$45,977,664	$(9,259,908)	$87,099,069

	For the nine months ended January 31, 2021 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2020	$-	$42,265	$23,619,513	$35,214,021	$58,875,799

Restricted stock awards	-	31	15,198	-	15,229

Net loss	-	-	-	(900,666)	(900,666)

Balance at July 31, 2020	$-	$42,296	$23,634,711	$34,313,355	$57,990,362

Net income	-	-	-	626,858	626,858

Balance at October 31, 2020	$-	$42,296	$23,634,711	$34,940,213	$58,617,220

Recognition of stock-based compensation	-	-		-	0

Restricted stock awards	-	69	17,643	-	17,712

Net income	-	-	-	249,268	249,268

Balance at January 31, 2021	$-	$42,365	$23,652,354	$35,189,481	$58,884,200

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2022	2021
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$9,222,624	$(24,540)

Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Depreciation and amortization of property, machinery and equipment	4,243,598	3,807,281
Stock-based compensation	245,769	-
Restricted stock expense	63,187	32,941
Impairment of notes receivable and investment	6,300,235	-
Deferred income tax expense (benefit)	754,444	(46,690)
Gain on extinguishment of long-term debt	(6,282,973)	-
Amortization of intangible assets	331,320	265,812
Amortization of financing fees	57,671	115,987
Loss from disposal or sale of machinery and equipment	17,411	171,698

Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(7,889,599)	4,515,391
Inventories	(57,955,080)	1,128,931
Prepaid expenses and other assets	1,018,385	(926,407)
Refundable and prepaid income taxes	(1,431,998)	752,140
Income taxes payable	(636,498)	(63,229)
Trade accounts payable	34,776,901	(7,125,093)
Operating lease liabilities	(2,029,446)	(422,040)
Accrued expenses and wages	2,208,496	1,739,518
Deferred revenue	8,512,477	-
Net cash (used in) provided by operating activities	(8,473,076)	3,921,700

Cash flows from investing activities
Purchases of machinery and equipment	(5,304,146)	(2,636,505)
Cash assumed from acquisition	508,274	-
Advances on notes receivable	(5,512,000)	(4,006,500)
Net cash used in investing activities	(10,307,872)	(6,643,005)

Cash flows from financing activities
Proceeds from the exercise of common stock options	765,012	-
Proceeds under equipment notes	1,159,275	2,397,015
Payments under finance lease and sale leaseback agreements	(1,400,102)	(1,501,321)
Payments under equipment notes	(842,906)	(501,930)
Proceeds under building notes payable	-	6,500,000
Payments under building notes payable	(358,574)	(6,401,702)
Borrowings under revolving line of credit	333,976,751	300,857,651
Payments under revolving line of credit	(314,510,791)	(302,157,766)
Payments of debt financing costs	(74,453)	(505,408)
Payments of debt	(295,747)	-
Net cash provided by (used in) financing activities	18,418,465	(1,313,461)

Change in cash and cash equivalents	(362,483)	(4,034,766)
Cash and cash equivalents at beginning of period	3,509,229	6,779,445

Cash and cash equivalents at end of period	$3,146,746	$2,744,679

Supplementary disclosures of cash flow information
Cash paid for interest	$1,032,492	$910,598
Cash paid for income taxes	4,293,279	367,061
Purchase of machinery and equipment financed
under finance leases	2,076,301	719,545
Financing of insurance policy	301,190	242,514
Issuance of stock for settlement of lease agreement	277,120	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A – Description of the Business

SigmaTron International, Inc., its subsidiaries (including the recent acquisition of Wagz, Inc.), foreign enterprises, international procurement office (collectively, the “Company”) operates in one business segment as an independent provider of electronic manufacturing services (“EMS”), which includes printed circuit board assemblies, completely assembled (box-build) electronic products. In addition, the Company provides products to the pet technology market. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assemblies and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies.

Note B – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), SigmaTron’s wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., and Wagz, Inc., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2022 is not necessarily indicative of the results that may be expected for the year ending April 30, 2022. The condensed consolidated balance sheet at April 30, 2021, was derived from audited annual financial statements but does not contain all of the footnotes disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

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

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B – Basis of Presentation - Continued

Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues or pre-pandemic conditions do not return, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in through fiscal year 2023.

On March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” It also appropriated funds for the U.S. Small Business Administration (“SBA”) Paycheck Protection Program to extend loans (each, a “PPP Loan”) that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

As further described in Note E, the Company received a PPP Loan in the amount of $6,282,973. The PPP Loan was due to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations under the caption “Gain of extinguishment of long-term debt”.

Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA for up to six years after forgiveness. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity for the remainder of fiscal year 2022 and beyond.

 Reclassifications

Certain amounts recorded in the prior-period consolidated financial statements have been reclassified to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C – Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2022	2021

Finished products	$23,363,395	$22,858,073
Work-in-process	1,638,122	5,601,560
Raw materials	133,719,681	72,033,278
	158,721,198	100,492,911
Less excess and obsolescence reserve	(2,403,929)	(2,414,310)
	$156,317,269	$98,078,601

Note D – Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	Jan 31,	Jan 31,	Jan 31,	Jan 31,
	2022	2021	2022	2021

Net (loss) income	$(2,724,297)	$249,268	$9,222,624	$(24,540)
Weighted-average shares
Basic	4,729,619	4,257,508	4,439,551	4,255,334
Effect of dilutive stock options	-	52,782	243,047	-

Diluted	4,729,619	4,310,290	4,682,598	4,255,334

Basic (loss) earnings per share	$(0.58)	$0.06	$2.08	$(0.01)

Diluted (loss) earnings per share	$(0.58)	$0.06	$1.97	$(0.01)

Options to purchase 464,144 and 513,232 shares of common stock were outstanding at January 31, 2022 and 2021, respectively. There were 102,000 options granted during the nine month period ended January 31, 2022 and no options were granted during the nine month period ended January 31, 2021. There was $102,849 and $0 stock option expense recognized for the three month periods ended January 31, 2022 and 2021, respectively. There was $245,769 and $0 stock option expense recognized for the nine month periods ended January 31, 2022 and 2021, respectively. There was no balance of unrecognized compensation expense related to the Company’s stock option plans at January 31, 2022 and 2021. For the three month periods ended January 31, 2022 and 2021, 0 and 143,781 shares, respectively, were not included in the diluted weighted average common

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D – Earnings Per Share and Stockholders’ Equity - Continued

shares outstanding calculation as they were anti-dilutive. For the nine month periods ended January 31, 2022 and 2021, 0 and 240,160 shares, respectively, were not included in the diluted weighted average common shares outstanding calculation as they were anti-dilutive.

Note E – Long-term Debt

Debt and capital lease obligations consisted of the following at January 31, 2022 and April 30, 2021:

	Jan 31,	April 30,
	2022	2021

Debt:
Notes Payable - Banks	$45,239,487	$32,137,919
Notes Payable - Buildings	6,579,189	6,937,763
Notes Payable - Equipment	4,240,008	3,923,639
Unamortized deferred financing costs	(351,920)	(353,438)
Total debt	55,706,764	42,645,883
Less current maturities	2,857,518	7,862,058
Long-term debt	$52,849,246	$34,783,825

Finance lease obligations	$3,312,333	$2,636,134
Less current maturities	1,212,713	1,455,638
Total finance lease obligations, less current portion	$2,099,620	$1,180,496

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

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E – Long-term Debt - Continued

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at January 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of January 31, 2022. Deferred financing costs of $56,154 and $361,734 were capitalized during the quarter ended January 31, 2022 and fiscal year ended April 30, 2021, respectively, which are amortized over the term of the Agreement. As of January 31, 2022, there was $43,937,445 outstanding and $8,629,221 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990 unused availability at April 30, 2021. As of January 31, 2022 and April 30, 2021, the unamortized amount offset against outstanding debt was $343,880 and $343,890, respectively.

On November 17, 2021, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

On March 17, 2022, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $60,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances accounts arising from sales of inventory subject to bill and hold arrangements to be deemed eligible for collateral purposes.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the SBA in the amount of $6,282,973. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt.

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E – Long-term Debt - Continued

Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA for up to six years after forgiveness. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity for the remainder of fiscal year 2022 and beyond.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended which terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,411,853 as of January 31, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8%. The term of the facility extends to December 23, 2022. There was $1,302,042 outstanding under the facility at January 31, 2022 compared to an outstanding balance of $824,159 at April 30, 2021.

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

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois. The note required the Company to pay monthly principal payments in the amount of $6,000, bore interest at a fixed rate of 4.0% per year and was payable over a fifty one month period. Deferred financing costs of $65,381 were capitalized in fiscal year 2018 which were amortized over the term of the agreement. On January 29, 2021, the Company repaid its U.S. Bank mortgage in the amount outstanding of $1,584,000, using proceeds from the Facility extended by Lender. The Company recorded a prepayment penalty of $41,830 in fiscal year 2021. The remaining deferred financing costs of $18,859 were expensed in fiscal year 2021.

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E – Long-term Debt - Continued

interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at January 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of January 31, 2022, the unamortized amount included as a reduction to long-term debt was $8,040. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $6,102,778 at January 31, 2022 compared to an outstanding balance of $6,427,778 at April 30, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank & Trust, SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $476,411 and $509,985 at January 31, 2022 and April 30, 2021, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment located in Mexico. The terms of these secured note agreements mature from February 1, 2022 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment located in Mexico. The terms of these secured note agreements mature from March 1, 2025 through October 1, 2026, with quarterly installment payments ranging from $10,723 to $71,326 and a fixed interest rate of 8.25%.

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E – Long-term Debt - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods as of January 31, 2022, are as follows:

		Bank	Building	Equipment	Total

For the remaining 3 months of the fiscal year ending April 30:	2022	$-	$119,850	$290,446	$410,296
For the fiscal years ending April 30:	2023	1,302,042	481,085	1,029,618	2,812,745
	2024	-	483,904	1,002,250	1,486,154
	2025	-	486,890	1,077,625	1,564,515
	2026	43,593,565	4,743,124	701,712	49,038,401
	2027	-	60,068	138,357	198,425
	Thereafter	-	196,228	-	196,228
		$44,895,607	$6,571,149	$4,240,008	$55,706,764

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the lease agreements mature through November 1, 2025, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Note F – Income Tax

The income tax expense was $744,408 for the three month period ended January 31, 2022 compared to an income tax benefit of $25,910 for the same period in the prior fiscal year. The Company’s effective tax rate was 37.60% and (11.60)% for the quarters ended January 31, 2022 and 2021, respectively. The increase in income tax expense for the three month period ended January 31, 2022 compared to the same period in the previous year is due to increased taxable income recognized in the current quarter compared to the previous year, and variations in income earned by jurisdiction. The increase in effective tax rate is due to variations in income earned by jurisdiction.

The income tax expense was $3,014,865 for the nine month period ended January 31, 2022 compared to an income tax expense of $196,199 for the same period in the prior fiscal year. The Company’s effective tax rate was 24.64% and 114.29% for the nine month period ended January 31, 2022 and 2021, respectively. The increase in income tax expense for the nine month period ended January 31, 2022 compared to the same period in the previous year is due to increased income recognized in the current year compared to the previous year. The decrease in effective tax rate for the nine month period ended January 31, 2022 is due to variations in income earned by jurisdiction.

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

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F – Income Tax - Continued

its PPP Loan on July 9, 2021. In accordance with the CARES Act and IRS Revenue Ruling 2021-02, the loan forgiveness amount was excluded from income for tax purposes during the three month period ended July 31, 2021.

Pursuant to SigmaTron’s acquisition with Wagz, Inc. (“Wagz”), it is expected that SigmaTron and Wagz (collectively, the “Company”) will file tax returns on a consolidated basis for periods ending after the merger. In evaluating the group’s ability to recover its deferred tax assets on a consolidated basis, and considering historical operating results of both companies, the group’s deferred tax assets are not more likely than not to be realized. Therefore, a valuation allowance of $3,232,998 was established as of December 31, 2021. This amount includes a valuation allowance of $2,581,817 against Wagz’s deferred tax assets recorded through the opening balance sheet and $651,181 against SigmaTron’s deferred tax assets as of December 31, 2021. During the current quarter the Company determined based on historical operating income and recent financial results that the loss carryforwards and other deferred tax assets of one of its Chinese subsidiaries, which were previously offset by a full valuation allowance, would more likely than not be utilized. For this reason a reduction of $524,517 and related discrete benefit associated with these deferred tax assets was recognized in the current quarter. The Company’s valuation allowance was $3,483,732 and $1,138,736 as of January 31, 2022 and April 30, 2021, respectively.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $8,910,000 as of January 31, 2022.

Note G – Commitments and Contingencies

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

Note H – Significant Accounting Policies

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

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H – Significant Accounting Policies - Continued

valuation of goodwill and long-lived assets. Actual results could materially differ from these estimates.

The potential impact of future disruptions and continued economic uncertainty over COVID-19, including variants, and the global supply chain may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. It is possible that these potential adverse impacts may result in the recognition of material impairments of the Company’s long-lived assets or other related charges in future periods.

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
Net trade sales by end-market	2022	2021	2022	2021
Industrial Electronics	$48,955,249	$36,433,938	$151,294,676	$108,705,275
Consumer Electronics	39,234,459	30,680,777	111,550,506	82,520,093
Medical / Life Sciences	5,492,743	4,416,633	16,793,317	10,449,360
Total Net Trade Sales	$93,682,451	$71,531,348	$279,638,499	$201,674,728

During the three and nine month periods ending January 31, 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at January 31, 2022. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09,

“Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of January 31, 2022, with an expected duration of greater than one year.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H – Significant Accounting Policies - Continued

implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers, among other factors, three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized.

Investment in Wagz - The Company had recorded an investment in Wagz, Inc. (“Wagz”), a privately held company whose equity did not have a readily determinable fair value. As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company had elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer until the investment no longer qualified to be measured under paragraph 321-35-2. The recognized fair value of Wagz common stock was $600,000 at April 30, 2021 which was recorded within Other assets in the Consolidated Balance Sheet. On December 31, 2021, the Company acquired 100% of the Wagz stock.

On May 29, 2020, the Company and Wagz, a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478. Between January 27, 2021 and December 31, 2021, Wagz issued additional convertible secured promissory notes and secured notes aggregating to $7,947,522 and $977,133, respectively (collectively, the “Notes”) which were accounted for as Notes receivable in the Consolidated Balance Sheet. The Notes were due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest is payable at the rate of four percent (4%) per annum and is payable on the Maturity Date. The Notes were

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H – Significant Accounting Policies - Continued

collateralized by substantially all assets of Wagz. The Notes do not meet the accounting definition of a security and are accounted for under ASC 310, Receivables, at amortized cost.

On December 31, 2021, the Company consummated the merger contemplated by the Agreement and Plan of Merger, dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021. Please refer to Note J – Acquisition for more information.

Prior to the acquisition, the Company had an investment in Wagz, along with Convertible Secured Promissory Notes and Secured Promissory Notes issued by Wagz, for a total of $12,600,000. As per the merger agreement and just prior to the acquisition, all of these items converted to 12,600,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. The Company's 25.5% equity interest of Wagz common stock was remeasured to fair value of $6,300,000, resulting in a non-cash impairment charge of $6,300,235. The loss is included in Impairment of notes receivable and investment in operating expenses within the Statements of Operations for the three and nine month periods ended January 31, 2022. The fair value of the Company’s noncontrolling interest in Wagz was determined using a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy, with a key assumption being the revenue multiple of comparable public companies in the Pet Tech market. See Note J - Acquisition for more information.

In November 2020, Wagz sought short-term financing for its operations and secured a commitment from Angel Business Credit, LLC (“ABC”) for a loan of $250,000 conditioned on Wagz granting ABC a security interest in its assets and Gary R. Fairhead executing a personal guaranty.  Mr. Fairhead is SigmaTron’s President and CEO; his personal guaranty requires the approval of the Audit Committee of SigmaTron’s Board of Directors.  After consideration, the Audit Committee determined that Mr. Fairhead’s guaranty was in the best interests of the Company and approved the guaranty.  The loan closed on November 12, 2020, and its principal, plus interest equal to $5,000, were due on the maturity date, December 10, 2020.  The loan was paid in full on December 8, 2020.  As a result, Mr. Fairhead’s guaranty was cancelled and ABC’s security interest was terminated.

New Accounting Standards:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For small reporting companies, ASU 2016-

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H – Significant Accounting Policies - Continued

13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Note I – Leases

The Company leases office and storage space, vehicles and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years. At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in Topic 842 “Leases” to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if the Company has the right to direct the use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to direct the use of an underlying asset, the Company considers if it has the right to direct how and for what purpose the asset is used throughout the period of use and if it controls the decision-making rights over the asset.

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

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases - Continued

At lease commencement, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company exercises judgment in determining the incremental borrowing rate based on the information available when the lease commences to measure the present value of future payments.

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

The following table presents lease assets and liabilities and their balance sheet classification:

		January 31,	April 30,
	Classification	2022	2021
Operating Leases:
Right-of-use Assets	Right-of-use operating lease assets	$11,358,910	$13,015,986
Operating lease current liabilities	Current portion of operating lease obligations	3,248,134	2,843,758
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	8,687,855	10,474,601
Finance Leases:
Right-of-use Assets	Property, machinery and equipment, net	6,587,925	5,843,068
Finance lease current liabilities	Current portion of finance lease obligations	1,212,713	1,455,638
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,099,620	1,180,496

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The components of lease expense for the three and nine month periods ended January 31, 2022 and 2021, are as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
	Expense	January 31,	January 31,	January 31,	January 31,
	Classification	2022	2021	2022	2021
Operating Leases:
Operating lease cost	Operating	602,488	351,751	1,783,546	1,078,763
Variable lease cost	Operating	53,960	80,109	161,765	236,803
Short term lease cost	Operating	1,800	1,350	5,400	4,050
Finance Leases:
Amortization of right-of-use assets	Operating	548,833	457,359	1,683,054	1,370,094
Interest expense	Interest	63,808	70,698	201,791	193,099
Total		1,270,889	961,267	3,835,556	2,882,809

The weighted average lease term and discount rates for the quarters ended January 31, 2022 and 2021, are as follows:

	January 31,	January 31,
	2022	2021
Operating Leases:
Weighted average remaining lease term (months)	48.44	57.80
Weighted average discount rate	3.2%	3.0%
Finance Leases:
Weighted average remaining lease term (months)	33.31	32.75
Weighted average discount rate	9.1%	7.7%

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 3 months of the fiscal year ending April 30:
2022	$896,602	$528,795
For the fiscal years ending April 30:
2023	3,600,025	1,749,125
2024	3,126,044	1,418,540
2025	2,508,077	1,197,692
2026	2,019,426	530,423
2027	445,296	-
Thereafter	150,252	-
Total undiscounted lease payments	12,745,722	5,424,575
Present value discount, less interest	809,733	2,112,242
Lease liability	$11,935,989	$3,312,333

Supplemental disclosures of cash flow information related to leases for the nine months ended January 31, 2022 and 2021 are as follows:

	Nine Months Ended
	January 31,	January 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	201,791	193,099
Operating cash flows from operating leases	290,431	162,220
Financing cash flows from finance leases	1,400,102	1,501,321
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	2,076,301	719,545
Right-of-use assets obtained in exchange for operating lease liabilities	1,657,076	1,192,690

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Acquisition

On December 31, 2021, the Company acquired 100% of the stock of Wagz, Inc. (“Wagz”), a pet technology (“Pet Tech”) company. Wagz has developed a collar, among other things, which will diversify the Company’s product offering.

Prior to the acquisition, the Company had an investment in Wagz, along with Convertible Secured Promissory Notes and Secured Promissory Notes issued by Wagz, for a total of $12,600,000. As per the merger agreement, prior to the acquisition, all of these items converted to 12,600,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note H, the Company's 25.5% equity interest of Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

As per the Agreement and Plan of Merger, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021, 2,443,870 shares of common stock of the Company were issued in the merger for a value of $25,245,177, of which 1,546,592 shares are allocated to Wagz shareholders (excluding the Company) for a total value of $15,976,295, and 897,278 shares are allocated to the Company and treated as treasury stock for a total value of $9,268,881, recorded in the Statements of Changes in Stockholders’ Equity under Issuance of stock for acquisition and Purchase of treasury stock related to acquisition, respectively.

The following table summarizes the consideration for the acquisition of Wagz:

Consideration
Issuance of 1,546,592 common stock of SigmaTron	$15,976,295
Fair value of consideration transferred	15,976,295
Fair value of SigmaTron's equity interest in Wagz held prior to the business combination (Note H)	6,299,765
$22,276,060

The following table presents the preliminary purchase price allocation for Wagz. The Company is accounting for the acquisition under the acquisition method and required to measure identifiable assets acquired and liabilities assumed of the acquiree at fair value on the closing date. The fair value of the majority of the assets was determined by a third party valuation firm using management estimates and assumptions including intangible assets of $ 9,730,000 for patents and $1,230,000 for trade names. The appropriate fair values of the assets acquired and liabilities assumed are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed.

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Acquisition – Continued

The preliminary excess consideration was recorded as goodwill and approximated $11,990,361, all of which is non-deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the Pet Tech market. The final purchase price allocation is expected to be completed no later than April 30, 2022.

Cash	$508,274
Working capital	174,046
Property, plant and equipment	201,839
Acquired intangible assets	10,960,000
Right-of-use operating lease assets	647,076
Other assets	6,000
Operating lease obligations	(647,077)
Deferred tax liability	(215,000)
Other liabilities	(1,349,459)
Goodwill	11,990,361
Fair value of purchase consideration	$22,276,060

The intangible assets acquired in the Wagz acquisition consisted of the following:

		Expected Weighted
	Provisional	Amortization
	Fair Value	Period
Trade name	$1,230,000	20 years
Patents	9,730,000	18 years
	$10,960,000

The fair values of acquired intangibles are provisional pending receipt of final valuations of those assets. The provisional fair value recorded as of January 31, 2022 is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. The provisional fair value of the acquired trade names and patents was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.

SigmaTron International, Inc.

January 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Acquisition – Continued

Acquisition related costs of $129,747 and $476,734 were incurred in relation to the acquisition of Wagz for the three and nine months ended January 31, 2022, respectively, which have been reported in selling and administrative expenses.

The amounts of Wagz’s revenue and net income (loss) included in the Company’s Statements of Operations for the three and nine month periods ended January 31, 2022; and the supplemental proforma unaudited revenue and net income (loss) of the combined entity had the acquisition date been May 1, 2020 for the three and nine month period ended January 31, 2022 and 2021, are as follows:

	Revenue	Net Income (Loss)

Actual from January 1, 2022 to January 31, 2022	$202,800	$(528,795)
Supplemental proforma information:
Three months ended January 31, 2022	94,051,530	1,593,424
Nine months ended January 31, 2022	280,475,134	10,434,921
Three months ended January 31, 2021	71,887,917	(1,991,641)
Nine months ended January 31, 2021	202,089,026	(3,559,291)

Supplemental pro forma net income (loss) were adjusted to exclude $128,747 and $476,734 of acquisition-related costs incurred in the three and nine month periods ended January 31, 2022, respectively. Supplemental pro forma net income (loss) were adjusted to include $149,431 and $448,292 of amortization costs incurred in the three and nine month periods ended January 31, 2022 and 2021, respectively. Supplemental pro forma net loss was adjusted to exclude $86,002 of acquisition-related costs incurred in the three month period ended January 31, 2021. Supplemental pro forma net loss for the nine month period ended January 31, 2021 was adjusted to include these charges.

SigmaTron International, Inc.

January 31, 2022

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., Wagz, Inc., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination (including the December 2021 transaction with Wagz,Inc.); the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements, including the phase-out of LIBOR; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russia invasion in Ukraine and related sanctions: currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

January 31, 2022

Overview:

The Company operates in one business segment as an independent provider of EMS, which includes printed circuit board assemblies, completely assembled (box-build) electronic products. In addition, the Company provides products to the pet technology market. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; and (6) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single-sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Global supply chain disruptions have severely restricted the Company’s ability to secure predictable levels of raw materials at stable prices. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company does not enter into long-term purchase agreements with major or single-source suppliers. The Company believes that short-term purchase orders with its suppliers provides flexibility, given that the Company’s orders are based on the changing needs of its customers.

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine month periods ended January 31, 2022 and January 31, 2021. Further, sales for the nine months ended January 31, 2022 included significant premiums of approximately 10% of net sales related to raw materials charges to the Company’s customers with roughly the same amount included in cost of products sold.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

On December 31, 2021, the Company acquired Wagz, Inc. (“Wagz”), a pet technology (“Pet Tech”) company. Wagz has been an innovator in the Pet Tech market and has developed a collar, among other things, modernizing pet containment with satellite based geofence pet containment technology that is humane and does not rely on shock. Wagz developed technology that transforms a pet owner’s cell phone into an invisible leash which integrates artificial intelligence to monitor and enhance overall

SigmaTron International, Inc.

January 31, 2022

pet health. The results of Wagz have been included in the Company's consolidated financial results since the date of acquisition. The total consideration for the acquisition of Wagz was $22,276,060.

The Company reported record quarterly sales and operating results for the quarter ended January 31, 2022. The results were driven by strong and growing demand from existing customers and several new customers. Backlog remains strong. Unfortunately, the volatility of the electronics marketplace remains and is not improving. The Company continues to experience shortages that affected final production for the Company’s customers causing them to push out consumption of assemblies from the Company. Accordingly, the Company continues to be negatively affected by the disruptions in the component marketplace. There is no predictability regarding when theses disruptions will occur and it is a challenge in terms of reacting to these disruptions.

Results of Operations:

The following table sets forth selective financial data as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of products sold	86.7	91.7	87.9	91.6
Selling and administrative expenses	8.3	7.3	7.4	7.8
Impairment of notes receivable and investment	6.7	0.0	2.3	0.0
Total operating expenses	101.7	99.0	97.6	99.4
Operating (loss) income	-1.7%	1.0%	2.4%	0.6%

Net Sales

Net sales increased for the three month period ended January 31, 2022, to $93,682,451 from $71,531,348 for the three month period ended January 31, 2021. Net sales increased for the nine month period ended January 31, 2022, to $279,638,499 from $201,674,728 for the nine month period ended January 31, 2021. There were $202,800 sales from Wagz included in the activity for the three and nine month period ended January 31, 2022. Wagz was acquired on December 31, 2021. See Note J – Acquisition for more information regarding the acquisition. The Company’s sales increased for the three and nine month periods ended January 31, 2022, as compared to the prior year in the consumer electronics, industrial electronics and medical/life science marketplaces. Sales for the three and nine month periods increased due to increasing demand from existing and new customers.

SigmaTron International, Inc.

January 31, 2022

Gross Profit

Gross profit dollars increased during the three month period ended January 31, 2022, to $12,425,146 or 13.3% of net sales compared to $5,912,699 or 8.3% of net sales for the same period in the prior fiscal year. Gross profit dollars increased during the nine month period ended January 31, 2022, to $33,785,210 or 12.1% of net sales compared to $16,944,432 or 8.4% of net sales for the same period in the prior fiscal year. The increase in gross profit for the three and nine month periods ended January 31, 2022, was primarily the result of increased sales due to increased customer demand and lower operating costs compared to the same period in the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased to $7,758,582 or 8.3% of net sales for the three month period ended January 31, 2022, compared to $5,212,629 or 7.3% of net sales for the same period in the prior fiscal year. The net increase in selling and administrative expenses for the three month period ended January 31, 2022, was attributable to administrative expenses for the Wagz operations ($129,747 were transaction costs for the Wagz acquisition) and an increase in bonus expense. The increase in the foregoing expenses was partially offset by a decrease in financing fees and accounting professional fees. Selling and administrative expenses increased to $20,675,353 or 7.4% of net sales for the nine month period ended January 31, 2022, compared to $15,693,893 or 7.8% of net sales for the same period in the prior fiscal year. The net increase in selling and administrative expenses for the nine month period ended January 31, 2022, was attributable to administrative expenses for the Wagz operations ($476,734 were transaction costs for the Wagz acquisition) and an increase in bonus expense. The increase in the foregoing expenses was partially offset by a decrease in legal professional fees.

Impairment of notes receivable and investment

Prior to the closing of the Wagz transaction, the Company had an initial investment in Wagz, along with Convertible Secured Promissory Notes and Secured Promissory Notes issued by Wagz, for a total of $12,600,000. As per the merger agreement and just prior to the merger, all of these items converted to Wagz common stock, resulting in a 25.5% ownership in Wagz. The Company's 25.5% equity interest of Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

Interest Expense

Interest expense increased to $382,031 for the three month period ended January 31, 2022, compared to $287,371 for the same period in the prior fiscal year. Interest expense increased to $964,622 for the nine month period ended January 31, 2022, compared to $934,248 for the same period in the prior fiscal year. The increase in interest expense for the three and nine month periods ended January 31, 2022, were due to the increased borrowings under the Company’s banking arrangements.

Income Tax Expense

The income tax expense was $744,408 for the three month period ended January 31, 2022, compared to an income tax benefit of $25,910 for the same period in the prior fiscal year. The Company’s effective tax rate was 37.60% and (11.60)% for the quarters ended January 31, 2022 and 2021, respectively. The income tax expense was $3,014,865 for the nine month period ended January 31, 2022, compared to an income tax expense of $196,199 for the same period in the prior fiscal year. The

SigmaTron International, Inc.

January 31, 2022

Company’s effective tax rate was 24.64% and 114.29% for the nine month period ended January 31, 2022 and 2021, respectively. The increase in income tax expense for the three month period ended January 31, 2022 compared to the same period in the previous year is due to increased income recognized in the current quarter compared to the previous year. The increase in effective tax rate is due to variations in income earned by jurisdiction in the current period compared to the same period in the previous year. The increase in income tax expense for the nine month period ended January 31, 2022 compared to the same period in the previous year is due to increased income recognized in the current year compared to the previous year. The decrease in effective tax rate for the nine month period ended January 31, 2022 is due to variations in income earned by jurisdiction in the current period compared to the same period in the previous year. Related to the Wagz acquisition, a valuation allowance of $3,232,998 was established as of December 31, 2021. This amount includes a valuation allowance of $2,581,817 against Wagz’s deferred tax assets recorded through the opening balance sheet and $651,181 against SigmaTron’s deferred tax assets as of December 31, 2021. During the current quarter the Company determined based on historical operating income and recent financial results that the loss carryforwards and other deferred tax assets of one of its Chinese subsidiaries, which were previously offset by a full valuation allowance, would more likely than not be utilized. For this reason a reduction of $524,517 and related discrete benefit associated with these deferred tax assets was recognized in the current quarter. The Company’s valuation allowance was $3,483,732 and $1,138,736 as of January 31, 2022 and April 30, 2021, respectively.

Net Income

Net income decreased to a net loss of $2,724,297 for the three month period ended January 31, 2022, compared to a net income of $249,268 for the same period in the prior fiscal year. Net income increased to $9,222,624 for the nine month period ended January 31, 2022, compared to a net loss of $24,540 for the same period in the prior fiscal year. A substantial part of the increase in net income for the nine month period ended January 31, 2022 was attributable to the one-time gain recorded upon the extinguishment of the PPP Loan debt during the three month period ending July 31, 2021. Basic and diluted loss per share for the third quarter of fiscal year 2022 were $0.58 each, compared to basic and diluted earnings per share of $0.06 each for the same period in the prior fiscal year. Basic and diluted earnings per share for the nine month period ended January 31, 2022 were $2.08 and $1.97 respectively, compared to basic and diluted loss per share of $0.01 each for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $8,473,076 for the nine months ended January 31, 2022. During the first nine months of fiscal year 2022, cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $57,955,080 and $7,889,599, respectively. Cash flow from operating activities was offset by an increase in accounts payable and deferred revenue in the amount of $34,776,901 and $8,512,477, respectively. The increase in inventory is the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping. The increase in accounts payable is the result of more favorable payment terms with vendors and increased inventory purchases.

SigmaTron International, Inc.

January 31, 2022

Cash flow provided by operating activities was $3,921,700 for the nine months ended January 31, 2021. During the first nine months of fiscal year 2021, cash flow provided by operating activities was primarily the result of a decrease in accounts receivable and inventory of $4,515,391 and $1,128,931, respectively. Cash flow provided by operating activities was partially offset by the result of a decrease in accounts payable of $7,125,093. The decrease in accounts payable was primarily the result of the timing of payments in the ordinary course of business.

SigmaTron International, Inc.

January 31, 2022

Investing Activities.

Cash used in investing activities was $10,307,872 for the nine months ended January 31, 2022. During the first nine months of fiscal year 2022 the Company purchased $5,304,146 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. To the extent that these forecasts come to fruition, the Company anticipates that it will make additional machinery and equipment purchases up to $994,015 in fiscal year 2022. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future. During the first nine months of fiscal year 2022 the Company made advances of $5,512,000 to Wagz. On December 31, 2021, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021. Please refer to Note J – Acquisition for more information.

Cash used in investing activities was $6,643,005 for the nine months ended January 31, 2021. During the first nine months of fiscal year 2021, the Company purchased $2,636,505 in machinery and equipment used in the ordinary course of business. The Company made additional machinery and equipment purchases of $2,110,811 during the balance of fiscal year 2021. During the first nine months of fiscal year 2021 the Company made advances of $4,006,500 to Wagz.

Financing Activities.

Cash provided by financing activities of $18,418,465 for the first nine months ended January 31, 2022, was primarily the result of net borrowings under the line of credit.

Cash used in financing activities of $1,313,461 for the first nine months ended January 31, 2021, was primarily the result of net payments under the line of credit.

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

SigmaTron International, Inc.

January 31, 2022

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.25% per annum at January 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of January 31, 2022. Deferred financing costs of $56,154 and $361,734 were capitalized during the quarter ended January 31, 2022 and fiscal year ended April 30, 2021, respectively, which are amortized over the term of the Agreement. As of January 31, 2022, there was $43,937,445 outstanding and $8,629,221 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990 unused availability at April 30, 2021. As of January 31, 2022 and April 30, 2021, the unamortized amount offset against outstanding debt was $343,880 and $343,890, respectively.

On November 17, 2021, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

On March 17, 2022, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility. The amended Facility allows the Company to borrow up to the lesser of (i) $60,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances accounts arising from sales of inventory subject to bill and hold arrangements to be deemed eligible for collateral purposes.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the SBA in the amount of $6,282,973. The Company submitted its loan forgiveness application on March 26, 2021. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt.

Under the terms of all PPP Loans, all aspects of the PPP Loan remain subject to review by the SBA for up to six years after forgiveness. While the Company is not aware of any issues, if it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, the Company will be required to repay the PPP Loan in its entirety in a lump sum and may be subject to additional penalties. If these events were to transpire, they could have a material adverse effect on the

SigmaTron International, Inc.

January 31, 2022

Company’s business, results of operations, financial condition and liquidity for the remainder of fiscal year 2022 and beyond.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended which terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,411,853 as of January 31, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8%. The term of the facility extends to December 23, 2022. There was $1,302,042 outstanding under the facility at January 31, 2022 compared to an outstanding balance of $824,159 at April 30, 2021.

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

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $1,800,000, with U.S. Bank to refinance the property that serves as the Company’s engineering and design center in Elgin, Illinois. The note required the Company to pay monthly principal payments in the amount of $6,000, bore interest at a fixed rate of 4.0% per year and was payable over a fifty one month period. Deferred financing costs of $65,381 were capitalized in fiscal year 2018 which were amortized over the term of the agreement. On January 29, 2021, the Company repaid its U.S. Bank mortgage in the amount outstanding of $1,584,000, using proceeds from the Facility extended by Lender. The Company recorded a prepayment penalty of $41,830 in fiscal year 2021. The remaining deferred financing costs of $18,859 were expensed in fiscal year 2021.

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5%; (effectively 2.75% per annum at January 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of January 31, 2022, the unamortized amount included as a reduction to long-term debt was $8,040. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The

SigmaTron International, Inc.

January 31, 2022

outstanding balance was $6,102,778 at January 31, 2022 compared to an outstanding balance of $6,427,778 at April 30, 2021.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank & Trust, SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $476,411 and $509,985 at January 31, 2022 and April 30, 2021, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment located in Mexico. The terms of these secured note agreements mature from February 1, 2022 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00%.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment located in Mexico. The terms of these secured note agreements mature from March 1, 2025 through October 1, 2026, with quarterly installment payments ranging from $10,723 to $71,326 and a fixed interest rate of 8.25%.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the lease agreements mature through November 1, 2025, with monthly installment payments ranging from $1,455 to $40,173 and a fixed interest rate ranging from 3.75% to 12.73%.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the nine month period ended January 31, 2022, resulted in net foreign currency transaction losses of $120,601 compared to net foreign currency losses of approximately $168,539 for the same period in the prior year. During the nine months of fiscal year 2022, the Company paid approximately $46,620,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $8,910,000 as of January 31, 2022.

Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company

SigmaTron International, Inc.

January 31, 2022

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

January 31, 2022

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of January 31, 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2022.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the nine months ended January 31, 2022, that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. On November 8, 2021, the Company announced that James J Reiman has been elected Chief Financial Officer , Vice President Finance, Treasurer and Secretary of SigmaTron International, Inc, effective immediately. The change in Chief Financial Officer did not affect the Company’s internal controls over financial reporting.

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

January 31, 2022

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See the disclosures made relating to Unregistered Sales of Equity Securities contained in the Form 8-K Current Report relating to the Closing of the Merger Agreement with Wagz, dated as of December 31, 2021, and filed on January 6, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 17, 2022, the Company and JPMorgan Chase Bank, N.A. entered into an amendment of the Facility, attached as Exhibit 10.1.  The amended Facility allows the Company to borrow up to the lesser of (i) $60,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender.

On March 22, 2022, the Registrant issued a press release announcing its financial results for the quarter ended January 31, 2022, a copy of which is attached as Exhibit 99.1. The exhibit is being provided herein in lieu of a filing under Item 202(a) of Form 8-K, and is furnished to, but not filed with, the Securities and Exchange Commission.

SigmaTron International, Inc.

January 31, 2022

Item 6.Exhibits.

10.1	Fifth Amendment to Credit Agreement entered into as of March 17, 2022, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A.

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	SigmaTron International, Inc. press release dated March 22, 2022

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SigmaTron International, Inc.

January 31, 2022

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 22, 2022

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	March 22, 2022

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)