Form 10-K
period 2022-04-30
SIGMATRON INTERNATIONAL INC
filed 2022-07-27
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2022.

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $32,302,037 based on the closing sale price of $8.80 per share as reported by NASDAQ Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 20, 2022 was 6,071,288.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2022 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2022, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., Wagz, Inc., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination (including the December 2021 acquisition of Wagz,Inc.); the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russia invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview

SigmaTron is a Delaware corporation, which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994 as part of going public.

The Company operates in two reportable segments as an independent provider of electronic manufacturing services (“EMS”), and as a provider of products to the pet technology (“Pet Tech”) market. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech segment offers electronic products such as the Freedom Smart Dog Collar, a wireless, geo-mapped fence, and wellness system, and apparel and accessories.

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

In connection with the production of assembled products, the Company provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

The Company began its Pet Technology operations after the December 2021 acquisition of Wagz, Inc., discussed below under “Recent Developments”.

The Company’s headquarters is in Elk Grove Village, Illinois, United States of America (“U.S.”) which also operates as a manufacturing facility. In addition, the Company has manufacturing facilities in Union City, California, U.S.; Acuna, Coahuila, Mexico (“MX”); Chihuahua, Chihuahua, MX; and Tijuana, Baja California, MX; Suzhou, Jiangsu Province, China; and Bien Hoa City, Dong Nai Province, Vietnam. In addition, the Company maintains an International Procurement Office and Compliance and Sustainability Center (“IPO”) in Taipei, Taiwan. The Company also provides design services in Elgin, Illinois, U.S. and Portsmouth, New Hampshire, U.S. and warehousing services in Del Rio, Texas, U.S.; El Paso, Texas, U.S.; Elk Grove Village, Illinois, U.S.; and San Diego, California, U.S.. The Company has an information technology office in Taichung, Taiwan.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

For the fiscal year ended April, 30 2022, the Company reported pre-tax profit of approximately $14,000,000 and sales of approximately $379,000,000. The fiscal year end revenue results increased 36%, compared to the prior fiscal year. The higher sales related to both increased customer demand and price increases passed on to customers for raw material and other operating cost increases. These results were obtained despite unprecedented electronic component shortages in the marketplace, which continued from the prior fiscal year. This has led to lower productivity on occasion, rapidly growing inventory levels and pressure on working capital, as the marketplace has remained volatile.

The Company’s backlog remains at an all-time high with demand staying strong across the vast majority of markets and customers the Company serves. The Company has several new customers that the Company expects to begin shipping to in the first half of fiscal year 2023. However, the electronic component marketplace remains volatile in terms of both supply and price. The continued shortages could impact the Company’s ability to ship the backlog on a timely basis.  This is a problem faced by almost every customer and competitor in the EMS industry, and the Company does not anticipate the situation improving through fiscal 2023.  The Company’s supply chain and operations teams face challenges which we believe will remain for fiscal year 2023.  The Company does not see any signs of weakening in semiconductor demand across all markets, nor does the Company see any additional semiconductor production capacity coming online anytime soon.

Recent Developments

On May 29, 2020, SigmaTron and Wagz, Inc. (“Wagz”), a Pet Tech company, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478.  Between January 27, 2021 and December 31, 2021, Wagz issued additional convertible secured promissory notes and secured promissory notes aggregating $7,947,522 and $1,380,705, respectively (collectively, the “Notes”) which were accounted for as Notes receivable in the Company’s Consolidated Balance Sheet of Item 15(a) Exhibits and Financial Statement Schedules. The Notes were due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s then proposed acquisition of Wagz (the “Closing”) did not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest was payable at the rate of four percent (4%) per annum and was payable on the Maturity Date. The Notes were collateralized by substantially all assets of Wagz. The Notes did not meet the accounting definition of a security and were accounted for under ASC 310, Receivables, at amortized cost.

Wagz has developed and brought to market a high tech pet collar and has multiple other products in development. Wagz is an Internet of Things (“IoT”) company which both owns intellectual property and secures recurring revenue through subscriptions for its services.

On December 31, 2021, the Company acquired 100% of the stock of Wagz under the terms of the Agreement and Plan of Merger dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note F – Acquisition of Item 15(a) Exhibits and Financial Statement Schedules, the Company’s 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

Pursuant to the Merger Agreement, 2,443,870 shares of common stock of the Company were issued in the merger for a value of $25,245,177, of which 1,546,592 shares are allocated to Wagz shareholders (excluding the Company) for a total value of $15,976,295, and 897,278 shares are allocated to the Company and treated as treasury stock for a total value of $9,268,881, recorded in the Consolidated Statements of Changes in Stockholders’ Equity of Item 15(a) Exhibits and Financial Statement Schedules under Issuance of stock for acquisition and Purchase of treasury stock related to acquisition, respectively. The treasury shares were retired as of April 30, 2022.

On July 18, 2022, SigmaTron, Wagz and JPMorgan Chase Bank, N.A. (“Lender”) amended the Credit Agreement dated as of January 29, 2021, by entering into the Amended and Restated Credit Agreement (the “Facility” or “Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%. The maturity date of the Facility was extended to July 18, 2027.

In connection with the closing of the Credit Agreement, Lender and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”) under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the Credit Agreement and the Term Loan Agreement.

The Facility is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s: (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the Intercreditor Agreement (“ICA”)) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) unless Lender requests a pledge thereof following July 18, 2022, the equity interests of SigmaTron’s foreign subsidiaries.

On July 18, 2022, SigmaTron, Wagz and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum applicable to the Term Loan Facility based on the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 7.50% (as defined in the Term Loan Agreement). The Term Loan will have a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

A pandemic of respiratory diseases, including variants (commonly known as “COVID-19”) began to spread globally, including to the United States, in early 2020. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The Company cannot predict the extent to which the COVID-19 outbreak will continue to impact its business or operating results, which are highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. The Company has adopted several measures in response to the COVID-19 outbreak. For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – Our financial condition and results of operations have been impacted and may in the future be adversely affected by the ongoing COVID-19 outbreak.”

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

Manufacturing and Testing Services: The Company’s core business is the assembly and testing of all types of electronic printed circuit board assemblies (“PCBA”) and often incorporating these PCBAs into electronic modules used in all types of devices and products that depend on electronics for their operation. This assembly work utilizes state of the art manufacturing and test equipment to deliver highly reliable products to the Company’s customers. The Company supports new product introduction (“NPI”), low volume / high mix as well as high volume/ low mix assembly work at all levels of assembly and test complexity. From simple component assembly through the most complicated industry testing, the Company offers services required to build the vast majority of electronic devices commercially required in the market today.

Design Services: To complement the manufacturing services it offers its customers, the Company also offers design for manufacturability (“DFM”), and design for test (“DFT”) review services to help customers ensure that the products they have designed are optimized for production and testing. The Company also offers complete product design services for certain markets.

Supply Chain Management: The Company provides complete supply chain management for the procurement of components needed to build customers’ products. This includes the procurement and management of all types of electronic components and related mechanical parts such as plastics and metal. The Company’s resources supporting this activity are provided both on a plant specific basis as well as globally through its IPO in Taipei, Taiwan. Each of its sites is linked together using the same Enterprise Resource Planning (“ERP”) system and custom Iscore software tools with real-time on-line visibility for customer access. The Company procures material from major manufacturers and distributors of electronic parts all over the world.

The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single-sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single-source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. Further, the Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers. The Company orders material from its suppliers consistent with the purchase orders and binding forecasts it receives from its customers. See “Item 1A. Risk Factors – Raw material price increases and supply shortages could adversely affect results”.

Warehousing and Distribution: The Company provides both in-house and third-party warehousing, shipping, and customs brokerage for certain border crossings as part of its service offering. This includes international shipping, drop shipments to the end customer as well as support of inventory optimization activities such as kanban and consignment.

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

Manufacturing Locations and Certifications: The Company’s manufacturing locations are strategically located to support our customers with locations in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Bien Hoa City, Vietnam. The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service differentiates it from many competitors. Manufacturing certifications and registrations are location specific, and include ISO 9001:2015, ISO 14001:2004, ISO 14001:2015, IATF 16949:2016, Medical ISO 13485:2016 and FDB Certification, Aerospace AS9100D and International Traffic in Arms Regulations (“ITAR”) certifications.

In addition, the Company provides products, supplies design and manufacturing services to the pet technology market through its wholly owned subsidiary, Wagz. Wagz is believed to be the first Pet Tech company to develop a broad based, integrated family of smart products that truly enable pet owners to interact with, and manage the daily needs of their pets, from anywhere. The Company offers electronic products such as the Freedom Smart Dog Collar, a wireless, geo-mapped fence, and wellness system, and apparel and accessories. It also sells its products online.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences industries. As of April 30, 2022, the Company had approximately 215 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets the Company serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2022%	Fiscal 2021%
Industrial Electronics	Gaming, controls, smart grid connectivity, IOT connectivity	55.2	54.0
Consumer Electronics	Appliances/white goods, automotive vision systems, carbon monoxide detectors, pet technology	38.7	40.8
Medical/Life Sciences	Operating tables, battery packs, dental equipment, sterilizers, dialysis	6.1	5.2
Total		100%	100%

For the fiscal year ended April 30, 2022, the Company’s largest two customers, Electrolux and Whirlpool, accounted for 21.8% and 11.7%, respectively, of the Company’s net sales. For the fiscal year ended April 30, 2021, Whirlpool and Electrolux accounted for 17.9% and 16.2%, respectively, of the Company’s net sales. The Company believes that Electrolux and Whirlpool will continue to account for a significant percentage of the Company’s net sales, although the percentage of net sales may vary from period to period.

The majority of sales are made to U.S. based customers and denominated in USD. The following geographic data includes net sales based on the country location of the Company’s operation providing the electronic manufacturing service for the year ended April 30, 2022 and 2021:

Location	Net Sales Fiscal 2022	Net Sales Fiscal 2021
United States	$89,669,649	$69,125,385
Mexico	228,867,962	158,779,276
China	46,347,260	36,030,112
Vietnam	13,981,553	13,783,899
Total	$378,866,424	$277,718,672

As of April 30, 2022, approximately 35% of the total assets of the Company are located in foreign jurisdictions outside the United States, 20% and 12% of the total assets were located in Mexico and China, respectively, and 3% in other foreign locations. As of April 30, 2021, approximately 39% of the total assets were located in foreign jurisdictions, 21% and 15% were located in China and Mexico, respectively, and 3% in other foreign locations.

Sales and Marketing

Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has direct sales employees. The Company also markets its services through independent manufacturers’ representative organizations that employ sales personnel in the United States and Canada. Independent manufacturers’ representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. In addition, the Company markets itself through its website and tradeshows. Wagz sells its products primarily online.

Mexico, China, Vietnam and Taiwan Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican entity, is located in Acuna, Coahuila, Mexico, a border town across the Rio Grande River from Del Rio, Texas, U.S. and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operations in 1968 and had 965 employees at April 30, 2022. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican entity, is located in Tijuana, Baja California, Mexico, a border town south of San Diego, California, U.S.. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 446 employees at April 30, 2022. The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican entity, operates in Chihuahua, Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas, U.S.. Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997. The operation had 482 employees at April 30, 2022. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. In fiscal year 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing. The total square footage of the facility is 216,950 and the operation had 389 employees as of April 30, 2022. Both Wujiang SigmaTron Electronics Co., Ltd.

and SigmaTron Electronic Technology Co., Ltd. operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Cayman) Co. Ltd., owns all of the equity of the subsidiary, Spitfire Controls (Vietnam) Co. Ltd., and does not conduct any other operations. Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Bien Hoa City. Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 324 employees as of April 30, 2022.

The Company maintains an IPO in Taipei, Taiwan which was incorporated in 1991. The total square footage of the office is 4,685 square feet. The Company has an information technology office in Taichung, Taiwan. The total square footage of the office is 1,650 square feet. The Company had 35 employees located in the Taiwan offices as of April 30, 2022.

The Company provides funds for manufacturing services such as salaries, wages, inventory purchases for certain locations, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and foreign enterprises and the IPO in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2022, resulted in net foreign currency transaction losses of approximately $412,218 compared to net foreign currency losses of $285,389 in the prior fiscal year. In fiscal year 2022, the Company paid approximately $62,250,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The consolidated financial statements as of April 30, 2022, include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., and Wagz, Inc., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd., and international procurement office, SigmaTron Taiwan Branch. The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements.

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

Governmental Regulations

The Company’s operations are subject to certain foreign government, U.S. federal, state and local regulatory requirements relating to, among others, environmental, waste management, consumer, labor and health and safety matters.  Management believes that the Company’s business is operated in compliance with all such regulations, which include European regulations known as Restriction of Hazardous Substances (“RoHS”) and Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”).  From time-to-time the Company's customers request REACH required information and certifications on the assemblies the Company manufactures for them.  These requests require the Company to gather information from component suppliers to verify the presence and level of mass of any substances of very high concerns (“SVHCs”) greater than 0.1% in the assemblies the Company manufactures based on customer specifications.  If any SVHCs are present at more than 0.1% of the mass of the item, the specific concentration and mass of the SVHC must be reported to proper authorities by the Company's customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced reporting requirements for verification of whether the Company directly (or indirectly through suppliers of components) is purchasing the minerals or metals gold, columbite-tantalite, cassiterite, wolframite and their derivatives (tin, tungsten, and tantalum), that are being provided by sources in the conflict region of the Democratic Republic of Congo (“DRC”) and contributing conflict.  Consistent with recent prior years, in May 2022, the Company filed Form SD with the Securities and Exchange Commission stating the Company’s supply chain remains DRC conflict undeterminable.

Backlog

The Company relies on binding forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. The Company’s backlog of firm orders as of April 30, 2022, and April 30, 2021, was approximately $485,670,000 and $307,130,000, respectively. The Company believes a significant portion of the backlog at April 30, 2022, will ship in fiscal year 2023. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Human Capital Resources

The Company employed approximately 3,100 full-time employees of which approximately 500 were located in the U.S. as of April 30, 2022. There were approximately 250 engaged in engineering or engineering-related services, 2,450 in manufacturing and 400 in administrative functions, including supply chain, accounting, management and sales and marketing.

The Company makes a considerable effort to maintain a qualified and engaged work force. The Company makes a concerted effort to engage its employees and provide opportunities for growth and the Company believes that its employee relations are good. The Company considers the health and safety of its employees a key priority, and even more so since the COVID-19 pandemic started. The Company has adopted various safety, cleaning and social distancing protocols consistent with the requirements of each jurisdiction. The Company is committed to removing conditions that may cause personal injury or occupational illness.

SigmaTron has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2024. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 7, 2024. The Company’s subsidiary located in Tijuana, Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date. The Company’s subsidiary located in Bien Hoa City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires on April 30, 2025.

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

Information about our Executive Officers

Name	Age	Position

Gary R. Fairhead	70

Chief Executive Officer and Chairman of the Board of Directors. Gary R. Fairhead has been the Chief Executive Officer of the Company and a director since January 1990 and Chairman of the Board of Directors of the Company since August 2011. He was also President from January 1990 until October 2021. Gary R. Fairhead is the brother of Gregory A. Fairhead.

James E. Barnes	40

President since October 2021. Executive Vice President, Operations and Global Accounts from 2018 to 2021. Vice President of Operations from 2014 to 2018. Director of Operations from 2011 to 2014. Senior Program Manager from 2010 to 2011. Program Manager from 2005 to 2010. Inventory Analyst from 2004 to 2005.

James J. Reiman	59

Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since November 2021. Corporate Controller at Chroma Color Corporation from August 2019 to October 2021. Corporate Controller at Methode Electronics, Inc. from April 2007 to December 2018.

Gregory A. Fairhead	66

Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

John P. Sheehan	61	Vice President, Director of Supply Chain and Assistant Secretary since February 1994.

Daniel P. Camp	73	Vice President, Acuna Operations since 2007. Vice President - China Operations from 2003 to 2007. General Manager / Vice President of Acuna Operations from 1994 to 2003.

Rajesh B. Upadhyaya	67	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	62	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007. Vice President of Engineering Fremont Operation from 2001 to 2005.

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

Business and Operational Risks

Our financial condition and results of operations have been impacted and may in the future be adversely affected by the ongoing COVID-19 pandemic.

We continue to closely monitor the impact of the global COVID-19 pandemic on all aspects of our operations and regions, including its effect on our operations, employees, trade customers, suppliers and distribution channels. Since 2020, the pandemic has created significant business disruption and economic uncertainty which adversely impacted our manufacturing operations, supply chain, and distribution channels and we continue to face unique challenges caused by COVID-19 pandemic in 2022. While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term magnitude and duration of the disruption, including supply chain disruption, and resulting impact on global business activity remain uncertain. Many factors have impacted us and they, and others, may continue to impact us in the future, including timing and availability of effective treatments and vaccines, as well as vaccination rates among the population in the United States and many of the countries in which we operate. The adverse impact of the pandemic is expected to continue and may materially affect our results of operations and financial condition in future periods.

Raw material price increases and supply shortages could adversely affect results.

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. The Company has experienced supply chain disruptions related to the COVID-19 pandemic, and continued disruptions to the supply chain could adversely affect the Company's ability to meet commitments to customers. Prices for raw materials necessary for production have fluctuated significantly in the past and the Company is currently experiencing upward pricing pressure on raw materials. Significant price increases could adversely affect the Company's results of operations and operating margins. In particular, inflation, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises (such as the COVID-19 pandemic), Russia’s invasion of Ukraine and geopolitical conflicts could adversely impact the price or availability of raw materials. The Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, its results of operations and financial condition may be adversely affected.

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

-          design changes

-          acquisitions of or consolidation among customers

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

Market Risks

Our customers have competitive challenges, including rapid technological changes, pricing pressures and decreasing demand from their customers, which could adversely affect their business and the Company’s business.

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company. These factors include:

-          increased competition among our customers and their competitors

-          the inability of our customers to develop and market their products

-          the inability of our customers to obtain all necessary material to manufacture their products

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

Our exposure to financially troubled customers or suppliers may adversely affect the Company’s financial results.

On occasion, we provide services to customers, and rely upon suppliers that have in the past and may in the future experience financial difficulty. If any of the Company’s customers have financial difficulties, the Company could encounter delays or defaults in the payment of amounts owed for accounts receivable and inventory obligations. Additionally, if our suppliers experience financial difficulties, we could have difficulty sourcing supplies necessary for production requirements. These risks may be heightened by the effects of the COVID-19 pandemic and recent economic volatility. Any financially troubled customer or supplier could have a significant adverse impact on the Company’s results of operations and financial condition.

The Company’s customer base is concentrated.

Sales to the Company’s five largest customers accounted for 55.3% and 57.8% of net sales for the fiscal years ended April 30, 2022, and April 30, 2021, respectively. For the fiscal year ended April 30, 2022, two customers accounted for 21.8% and 11.7% of net sales of the Company, and 4.0% and 3.2%, respectively, of accounts receivable. For the fiscal year ended April 30, 2021, two customers accounted for 17.9% and 16.2% of net sales of the Company, and 3.8% and 5.6%, respectively, of accounts receivable. Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material adverse impact on the results of operations. There can be no assurance that the Company will retain any or all of its largest customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

Uncertainty over the erosion of global consumer confidence amidst concerns about volatile energy costs, geopolitical issues, the availability and cost of credit, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth. The economic recovery of recent years is fragile and recessionary conditions have returned. Any of these potential negative economic conditions may reduce demand for the Company’s customers’ products and adversely affect the Company’s sales. Consequently, the Company’s past operating results, earnings and cash flows may not be indicative of the Company’s future operating results, earnings and cash flows.

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

Capital and Financing Risks

We may fail to secure or maintain necessary additional financing or capital.

Although we have credit facilities, we cannot be certain that our existing credit arrangements will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations and/or increased working capital needs. If we do not comply with the covenants under any of our credit facilities, our ability to borrow would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit facilities and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle. While we currently believe we have ample liquidity to manage the financial impact of the COVID-19 pandemic or global supply chain disruptions, we can give no assurance that this will continue to be the case if the impact of those conditions is prolonged or if there is an extended impact on us or the economy in general.

Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates increase.

We may seek to raise additional capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new facilities, or through a combination of these methods. We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible securities to raise capital, it may be dilutive to shareholders’ ownership interests; we may not be able to offer our securities on attractive or acceptable terms in the event of volatility or weakness in our stock price. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any current or future financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.

Although forgiven, the Company’s Paycheck Protection Program Loan (“PPP Loan”) remains subject to audit.

On April 23, 2020 the Company received proceeds of $6,282,973 from a PPP Loan under the CARES Act, which it used to retain current U.S. employees, maintain payroll and make lease and utility payments. The PPP Loan was forgiven on July 9, 2021. However, due to the size of the PPP Loan, it is subject to audit by the SBA for up to six years after forgiveness, which introduces an additional layer of uncertainty. In order to apply for the PPP Loan, the Company was required to certify, that the then current economic uncertainty, including, among other factors, the short term customer demand reduction, made the PPP Loan request necessary to support its ongoing operations. The Company made this certification in good faith after analyzing, among other things, the continued employment of its entire U.S. workforce, certain obvious “work-from-home” limitations associated with the nature of its business, and its ability to meet fixed cost obligations, in light of customer concerns. Furthermore, the Company considered its classification as a “smaller reporting company” under SEC rules and its need for additional funding to continue operations, and its lack of ability to currently access alternative forms of capital in the market environment to fund working capital requirements. Based on this analysis, the Company believes that it satisfied all eligibility criteria for the PPP Loan, and that the receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. If, despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP Loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety in a lump sum or be subject to additional penalties and interest, which could also result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

Tax/Legal and Regulatory Risks

Uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change, could impact the Company's results of operations and financial position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate climate change and other environmental risks. These regulations or standards could mandate even more restrictive requirements, such as stricter limits on greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, or the Company's operations are disrupted due to physical impacts of climate change, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements.  It has also initiated tariffs on certain foreign goods, including raw materials utilized by the Company.  Changes in U.S. trade policy could result in one or more of the U.S.’ trading partners adopting responsive trade policy making it more difficult or costly for the Company to import our products from those countries.  This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in a lower margin on products sold.

China and the European Union have imposed tariffs on U.S. products in retaliation for U.S. tariffs. Additional tariffs could be imposed by China and the European Union in response to proposed increased tariffs on products imported from China and the European Union.  There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries.  The resulting trade war could have a significant adverse effect on world trade and the world economy.  To the extent that trade tariffs and other restrictions imposed by the United States increase the price of or limit the amount of certain raw materials utilized by the Company imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

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

The Company pays interest on outstanding borrowings under its senior secured credit facility and certain other long-term debt obligations at interest rates that fluctuate. In recent months, global inflation and other factors have resulted in an increase in interest rates generally, and future borrowing costs may rise. An adverse change in the Company’s interest rates could have a material adverse effect on its financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by NASDAQ in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and securities disclosure and compliance practices of public companies. More recently the Dodd-Frank Act has required changes to our corporate governance, compliance practices and securities disclosures , and the SEC recently approved Nasdaq’s board diversity proposal, immediately increasing the Company’s disclosure requirements. Compliance following the implementation of these rules has increased our legal, financial and accounting costs. The Company expects increased costs related to these new regulations to continue, including, but not limited to, legal, financial and accounting costs. These developments may result in the Company having difficulty in attracting and retaining qualified members of the board or qualified officers. Further, the costs associated with the compliance with and implementation of procedures under these laws and related rules could have a material impact on the Company’s results of operations.

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

Strategic Transaction Risks

The Company may not be able to achieve the expected benefits of the business combination between the Company and Wagz, Inc. (the “Wagz acquisition”), including anticipated revenue and cost synergies, and costs associated with achieving synergies.

The Company may not be able to achieve the expected benefits of the Wagz acquisition, including anticipated revenue. There can be no assurance that a robust market for Wagz’s products will materialize and that the Wagz acquisition will be beneficial to the Company. Moreover, it is likely that Wagz will not be able to achieve success without the Company continuing to invest significant funds in Wagz. Although Wagz is a stand-alone operation of the Company, and should benefit from the broader manufacturing and supply support that may be provided by the Company, the integration process may be complex, costly and time-consuming. Accordingly, the benefits from the Wagz acquisition may be offset by costs incurred or delays in Wagz’s product launches. Any unexpected costs or delays incurred in connection with Wagz could have an adverse effect on the Company’s business, results of operations, financial condition and prospects, as well as the market price of its common stock. In addition, even if Wagz’s business succeeds, the Company may not realize the full benefits of the Wagz acquisition, including the sales or growth opportunities that it expects. These benefits may not be achieved within the anticipated time frame, or at all.

The Company has significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

The Company has recorded significant goodwill and other identifiable intangible assets on its balance sheet as a result of acquisitions, including the acquisition of the Wagz in fiscal 2022. A number of factors may result in impairments to goodwill and other intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets. Impairment charges could adversely affect the Company's financial condition or results of operations in the periods recognized. See Note F, Acquisitions of Item 15(a) Exhibits and Financial Statement Schedules, for a discussion related to impairment testing of goodwill for the year ended April 30, 2022. We concluded no impairment of long-lived assets as of April 30, 2022.

Technology Risks

If the security of the Company’s Information Technology (“IT”) systems is breached or otherwise subjected to unauthorized access, the Company’s reputation may be severely harmed and it may be exposed to liability.

The Company’s IT system stores confidential information which includes its financial information, its customers’ proprietary information, product information, supplier information, and other critical data.  Any accidental or willful security breach or other unauthorized access could expose the Company to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage the Company’s reputation.  If security measures are breached because of third-party action, employee action or error, malfeasance or otherwise, or if design flaws in its software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of the Company’s customer data, its relationships with its customers may be severely damaged, and the Company could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company and its third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventive measures.  In addition, many states have enacted laws requiring companies to notify customers of data security breaches involving their data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause the Company’s customers to lose confidence in the effectiveness of its data security measures.  Any security breach whether actual or perceived, could harm the Company’s reputation, could cause it to lose customers and may negatively impact its ability to acquire new customers.

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

International Operations Risks

There is a risk of fluctuation of various currencies integral to the Company’s operations.

The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. Dollar. Such fluctuations could have a material impact on the Company’s results of operations and performance. The impact of currency fluctuations for the fiscal year ended April 30, 2022, resulted in net foreign currency transaction losses of $412,218 compared to net foreign currency losses of approximately $285,000 in the prior year. These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations. The Company did not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

Approximately 35% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2022, 20% and 12% of the total assets were located in Mexico and China, respectively, and 3% in other foreign locations. As of April 30, 2021, approximately 39% of the total assets were located in foreign jurisdictions, 21% and 15% were located in China and Mexico, respectively and 3% in other foreign locations.

The Russian Conflict in the Ukraine and the resulting political, social and economic impacts may adversely affect our business.

Generally, the Company does not purchase components from Russia, Belarus, or the Ukraine. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium and nickel. If the Company, or its direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, the Company’s ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on its business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium and neon supply chains, at this time, our palladium and neon supply chains have been able to meet our needs. While sales of the Company’s products into the regions, and to customers that sell into these regions, have been negatively impacted by the Russian invasion of the Ukraine, at this time, the Company has not experienced a material impact on our business, results of operations or financial conditions.

General Risks

The Company depends on management and skilled personnel.

The Company depends significantly on its Chief Executive Officer and Chairman of the Board, President and other executive officers. The Company’s employees generally are not bound by employment agreements and the Company cannot assure that it will retain its executive officers or skilled personnel. The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations. In addition, due to significant competition in the labor market, continued growth and expansion of the Company’s EMS business will require that the Company attract, motivate and retain additional skilled and experienced personnel. The Company’s future growth depends on the contributions and abilities of key executives and skilled, experienced employees. The Company’s future growth also depends on its ability to recruit and retain high-quality employees. A failure to obtain or retain the number of skilled employees necessary to support the Company’s efforts, a loss of key employees or a significant shortage of skilled, experienced employees could jeopardize its ability to meet its growth targets.

Favorable labor relations are important to the Company, and failures to comply with domestic or international employment laws could result in significant damages.

The Company currently has labor union contracts with its employees constituting approximately 51% and 49% of its workforce for fiscal years 2022 and 2021, respectively. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations. The Company is also subject to a variety of domestic and foreign employment laws, including those related to safety, wages, discrimination, harassment, organizing, employee privacy and severance. Allegations of violations of these laws could result in defense costs, damages, settlements and fines, which could have a material impact on the Company’s results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At April 30, 2022, the Company, operates in two reportable segments as an independent provider of electronic EMS, and a provider of products to the Pet Tech market , had manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S., Acuna, Chihuahua and Tijuana, Mexico, Bien Hoa City, Vietnam and Suzhou, China. In addition, the Company provides material procurement services through all its locations. The Company provides design services in Elgin, Illinois and Portsmouth, New Hampshire, U.S. The Company has an information technology office in Taichung, Taiwan.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	216,950	Electronic and electromechanical manufacturing solutions	* ***
Acuna, Mexico	128,440	Electronic and electromechanical manufacturing solutions	Owned **
Elk Grove Village, IL	124,300	Corporate headquarters, electronic and electromechanical manufacturing solutions and warehousing	Owned
Chihuahua, Mexico	121,000	Electronic and electromechanical manufacturing solutions	Leased
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
Elgin, IL	45,000	Design services	Owned
San Diego, CA	30,240	Warehousing and distribution	Leased
Del Rio, TX	28,000	Warehousing and distribution	Owned
Bien Hoa City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
El Paso, TX	18,200	Warehousing and distribution	Leased
Del Rio, TX	16,000	Warehousing and distribution	Leased
Portsmouth, NH	4,876	Design services	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Taichung, Taiwan	1,650	Information technology office	Leased

*The Company’s Suzhou, China buildings are owned by the Company and the land is leased from the Chinese government for a 50 year term ending on July 15, 2053.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, U.S., Portsmouth, New Hampshire, U.S., Tijuana and Chihuahua, Mexico, Bien Hoa City, Vietnam and El Paso, Texas, U.S. properties are occupied pursuant to leases of the premises. The lease agreement for the El Paso, Texas, U.S. property expires January 2030. The lease agreement for the San Diego, California, U.S. property expires August 2024. The lease agreement for the Union City, California, U.S. property expires June 2026. The lease agreement for the Portsmouth, New Hampshire, U.S. property expires December 2026. The Chihuahua, Mexico lease expires July 2023. The Tijuana, Mexico lease expires November 2023. The lease agreement for the Bien Hoa City, Vietnam property expires June 2025. The Company’s manufacturing facilities located in Acuna, Mexico, Del Rio, Texas, U.S., Elgin, Illinois, U.S., and Elk Grove Village, Illinois, U.S., are owned by the Company, except for a portion of each facility in Acuna, Mexico and Del Rio, Texas, U.S., which are leased. The Company has an option to buy the leased portion of the facility in Acuna, Mexico. The properties in Del Rio, Texas, U.S., Elk Grove Village, Illinois, U.S., and Elgin, Illinois, U.S., are financed under separate mortgage loan agreements. The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company leases the information technology office in Taichung, Taiwan. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

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

As of July 20, 2022, there were approximately 160 holders of record of the Company’s common stock, which does not include stockholders whose stock is held through securities position listings. The Company estimates there to be approximately 1,400 beneficial owners of the Company’s common stock.

Equity Compensation Plan Information

For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report, under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” as well as the Company’s audited financial statements and notes thereto, including Note N – Leases of Item 15(a) Exhibits and Financial Statement Schedules, filed herewith and all such information is incorporated herein by reference.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., Wagz, Inc., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination (including the December 2021 acquisition of Wagz,Inc.); the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a disruption to the Company’s global supply chain, caused plant closings or reduced operations thus reducing output at those facilities; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russia invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview

The Company operates in two reportable segments as an independent provider of EMS, and as a provider of products to the Pet Tech market. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech reportable segment offers electronic products such as the Freedom Smart Dog Collar, a wireless, geo-mapped fence, and wellness system, and apparel and accessories.

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

In connection with the production of assembled products, the Company provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting. The Company provides these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

The Company began its Pet Technology operations after the December 2021 acquisition of Wagz, Inc., discussed below under “Recent Developments”.

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2022 and April 30, 2021.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Factors Affecting Results

Supply Chain Component Shortages and COVID-19. The Company’s business, results of operations, and financial condition were adversely affected by the COVID-19 pandemic since the fourth quarter of fiscal year 2020. The impact of COVID continued in fiscal 2022 and is expected to continue to impact the Company in future periods. The Company has experienced some plant closures in fiscal 2022 and has experienced significant supply chain issues due to world-wide component shortages. The COVID-19 pandemic and both public and private measures taken to contain it have negatively affected the Company’s business, results of operations, financial condition, and liquidity, all of which may continue to worsen.

For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – Our financial condition and results of operations have been impacted and may in the future be adversely affected by the ongoing COVID-19 outbreak.”

PPP Loan and CARES Act. During the fourth fiscal quarter of 2020 the Company received a $6,282,973 PPP Loan. The Company received the PPP Loan under the CARES Act. The Company believes it met the requirements for eligibility. During the fourth fiscal quarter of 2020 and continuing in fiscal year 2022, the Company had operational interruptions and incurred significant expenses related to the COVID-19 pandemic at all of its operations.  In some locations the interruptions and expenses were worse than others.

 The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations of Item 15(a) Exhibits and Financial Statement Schedules as a non-cash gain upon extinguishment of long-term debt.

Recent Developments

On December 31, 2021, the Company acquired 100% of the stock of Wagz under the terms of the Agreement and Plan of Merger dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Wagz has developed and brought to market a high tech pet collar and has multiple other products in development. Wagz is an IoT company which both owns intellectual property and secures recurring revenue through subscriptions for its services.

Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note F – Acquisition of Item 15(a) Exhibits and Financial Statement Schedules, the Company’s 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

Pursuant to the Merger Agreement, 2,443,870 shares of common stock of the Company were issued in the merger for a value of $25,245,177, of which 1,546,592 shares are allocated to Wagz shareholders (excluding the Company) for a total value of $15,976,295, and 897,278 shares are allocated to the Company and treated as treasury stock for a total value of $9,268,881 and were recorded in the Statements of Changes in Stockholders’ Equity under Issuance of stock for acquisition, respectively. The treasury shares were retired as of April 30, 2022.

On July 18, 2022, SigmaTron, Wagz and JPMorgan Chase Bank, N.A. (“Lender”) amended the Credit Agreement dated as of January 29, 2021, by entering into the Amended and Restated Credit Agreement (the “Facility” or “Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%. The maturity date of the Facility was extended to July 18, 2027.

In connection with the closing of the Credit Agreement, Lender and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”) under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the Credit Agreement and the Term Loan Agreement.

The Facility is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s: (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the Intercreditor Agreement (“ICA”)) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) unless Lender requests a pledge thereof following July 18, 2022, the equity interests of SigmaTron’s foreign subsidiaries.

On July 18, 2022, SigmaTron, Wagz and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum applicable to the Term Loan Facility based on the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 7.50% (as defined in the Term Loan Agreement). The Term Loan will have a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term loan.

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

Intangible Assets – Intangible assets are comprised of finite life intangible assets including customer relationships, trade names and patents. The fair value recorded as of April 30, 2022 is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. The fair value of the acquired trade names and patents was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the intangible asset, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date using the internal rate of return.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including amortizable intangible assets, for impairment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value. The Company further conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment. The Company’s analysis for fiscal years 2022 and 2021 did not indicate that any of its other long-lived assets were impaired.

Impairment of Goodwill – Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value of each reporting unit to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference. In calculating the fair value of the reporting units or specific intangible assets, management relies on a number of factors, including business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management's judgment in applying them in the impairment tests of goodwill and other intangible assets.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. SigmaTron and Wagz will file U.S. tax returns on a consolidated basis for periods ending after the merger. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. The Company has established a valuation allowance of $4,146,208 on its federal and state NOL carryforwards and other U.S. deferred tax assets as of April 30, 2022.

New Accounting Standards:

See Note B – Summary of Significant Accounting Policies of Item 15(a) Exhibits and Financial Statement Schedules.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2022 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2021

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2022	2021

Net sales	$378,866,424	$277,718,672
Costs of products sold	334,434,553	252,766,475
Gross profit	44,431,871	24,952,197

Selling and administrative expenses	28,902,071	21,562,413
Impairment of notes receivable and investment	6,300,235	-
Operating income	9,229,565	3,389,784

Gain on extinguishment of long-term debt	(6,282,973)	-
Other (income) expense	(153,614)	81,000
Interest expense, net	1,500,294	1,210,024
Income before income taxes	14,165,858	2,179,760

Income tax expense	4,301,690	557,741
Net income	$9,864,168	$1,622,019

Net sales

Net sales increased $101,147,752, or 36.4%, to $378,866,424 in fiscal 2022, compared to $277,718,672 in fiscal 2021. The Company’s sales increased in fiscal year 2022 in consumer electronics, industrial electronics and medical/life science compared to the prior year. The overall increase in net sales was primarily due to increasing demand from existing and new customers. In addition, net sales were higher in fiscal 2022, due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the fiscal year.

Costs of products sold

Cost of products sold increased $81,668,078, or 32.3%, to $334,434,553 (88.3% of net sales) in fiscal 2022, compared to $252,766,475 (91.0% of net sales) in fiscal 2021. The increase was primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher in fiscal 2022 as fiscal 2021, due to inflationary pressures

Gross profit margin

Gross profit margin was 11.7% of net sales, in fiscal year 2022 compared to 9.0% of net sales in fiscal 2021. The increase was due to higher customer price increases, partially offset with higher material, logistics and other operating costs associated with global supply chain disruptions that caused factory inefficiencies.

Selling and administrative expenses

Selling and administrative expenses increased $7,339,658, or 34.0% to $28,902,071 (7.6% of net sales) in fiscal 2022, compared to $21,562,413 (7.8% of net sales) in fiscal 2021. Of the $7,339,658 increase, $2,861,211 relates to the Wagz business, acquired on December 31, 2021 and therefore were not included in fiscal 2021 operations. In addition, selling and administrative expenses increased in fiscal 2022 due to transaction expenses for the Wagz acquisition, higher Company performance bonus expense and higher costs due to inflationary pressures.

Impairment of notes receivable and investment

Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note F – Acquisition of Item 15(a) Exhibits and Financial Statement Schedules, the Company’s 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

Interest expense, net

Interest expense, net, increased slightly to $1,500,294 in fiscal 2022 compared to $1,291,024 in fiscal year 2021. The increase relates to higher average borrowings, as well as increased interest rates in fiscal 2022.

Income tax expense

Income tax expense increased $3,743,949 to $4,301,690 in fiscal 2022, compared to $557,741 in fiscal 2021. The effective tax rate increased to 30.4% in fiscal 2022, compared to 26.6% in fiscal 2021.

Net income

Net income increased $8,323,149, or 540.1%, to $9,864,168 in fiscal 2022, compared to $1,541,019 in fiscal 2021. Higher gross profit margins were partially offset with expenses related to the Wagz acquisition, higher operating expenses and higher income tax expense.

EMS Segment

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2022	2021

Net sales	$378,303,749	$277,718,672
Costs of products sold	334,081,928	252,766,475
Gross profit	44,221,821	24,952,197

Selling and administrative expenses	26,040,860	21,562,413
Operating income	$18,180,961	$3,389,784

Net sales

Net sales increased $100,585,077, or 36.2%, to $378,303,749 in fiscal 2022, compared to $277,718,672 in fiscal 2021. The Company’s sales increased in fiscal year 2022 in consumer electronics, industrial electronics and medical/life science compared to the prior year. The overall increase in net sales was primarily due to increasing demand from existing and new customers. In addition, net sales were higher in fiscal 2022, due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the fiscal year.

Cost of products sold

Cost of products sold increased $81,315,453, or 32.2%, to $334,081,928 (88.3% of net sales) in fiscal 2022, compared to $252,766,475 (91.0% of net sales) in fiscal 2021. The increase was primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher in fiscal 2022 as fiscal 2021, due to inflationary pressures.

Gross profit

Gross profit margin was 11.7% of net sales in fiscal 2022, compared to 9.0% of net sales in fiscal 2021. The increase was due to higher customer price increases, partially offset with higher material, logistics and other operating costs associated with global supply chain disruptions that caused factory inefficiencies.

Selling and administrative expenses

Selling and administrative expenses increased $4,478,447, or 20.8%, to $26,040,860 (6.9% of net sales) in fiscal 2022, compared to $21,562,413 (7.8% of net sales) in fiscal 2021. Selling and administrative expenses increased in fiscal 2022 due to higher Company performance bonus expense and higher costs due to inflationary pressures.

Operating income

Operating income increased $14,791,177, or 436.3%, to $18,180,961 (4.8% of net sales) in fiscal 2022, compared to $3,389,784 (1.2% of net sales) in fiscal 2021. The increase was primarily due to higher sales, partially offset with higher material, logistics and other operating costs.

Pet Technology Segment

Wagz was acquired on December 31, 2021, and therefore does not have comparable financial results for fiscal 2021 and only reflects financial results for fiscal 2022 after the transaction date.

The following table sets forth the percentage relationships of expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2022	2021

Net sales	$562,675	$-
Costs of products sold	352,625	-
Gross profit	210,050	-

Selling and administrative expenses	2,861,211	-
Impairment of notes receivable and investment	6,300,235	-
Operating loss	$(8,951,396)	$-

Net sales

Net sales were $562,675 in fiscal 2022. Sales for the period are primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

Cost of products was $352,625 (62.7% of net sales) in fiscal 2022.

Gross profit margin

Gross profit margin was $210,050 (37.3% of net sales) in fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses were $2,861,211 in fiscal 2022. Selling and administrative cost are primarily comprised of research and development costs, selling and marketing expenses, as well as general and administrative expenses.

Impairment of notes receivable and investment

Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note F – Acquisition of Item 15(a) Exhibits and Financial Statement Schedules, the Company’s 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

Operating loss

Operating loss for fiscal 2022 was $8,951,396.

Liquidity and Capital Resources:

Operating Activities

Cash flow used in operating activities was $20,227,399 for the fiscal year ended April 30, 2022, compared to cash flow provided by operating activities of $8,098,946 for the prior fiscal year. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $68,314,626 and $12,188,024, respectively. Cash flow from operating activities was offset by an increase in accounts payable and deferred revenue in the amount of $32,824,474 and $10,487,828, respectively. The increase in inventory is the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping. The increase in accounts payable is the result of more favorable payment terms with vendors and increased inventory purchases.

Cash flow provided by operating activities was $8,098,946 for the fiscal year ended April 30, 2021. Cash flow provided by operating activities was primarily the result of net income, and an increase in both accounts payable and accrued expenses and wages in the amount of $6,885,498 and $2,436,532, respectively. Cash flow from operating activities was offset by an increase in both inventory and prepaid expenses and other assets in the amount of $12,072,227 and $6,911,655, respectively. The increase in accounts payable was the result of more favorable payment terms with vendors. The increase in inventory was the result of an increase in purchases to satisfy customer orders. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping.

Investing Activities

In fiscal year 2022, cash used in investing activities was $9,703,258. During fiscal year 2022 the Company purchased $4,749,532 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future. During fiscal year 2022 the Company made advances of $5,512,000 to Wagz. On December 31, 2021, the Company consummated the transactions contemplated by the Merger Agreement. Please refer to Note F – Acquisition of Item 15(a) Exhibits and Financial Statement Schedules, for more information.

In fiscal year 2021, cash used in investing activities was $10,228,816. The Company purchased $4,747,316 in machinery and equipment used in the ordinary course of business. The Company purchases were funded by the bank line of credit and lease transactions. The Company made advances of $5,481,500 to Wagz. In June 2020, the Company announced a proposed business combination with Wagz. The advances were made in conjunction with the proposed business combination.

Financing Activities

Cash provided by financing activities was $29,476,071 for the fiscal year ended April 30, 2022. Cash used in financing activities was primarily the result of net borrowings under the line of credit.

Cash used in financing activities was $1,140,346 for the fiscal year ended April 30, 2021. Cash used in financing activities was primarily the result of net payments under finance leases and sale leaseback agreements.

Financing Summary

Debt and finance lease obligations consisted of the following at April 30, 2022 and April 30, 2021:

	2022	2021

Debt:
Notes Payable - Banks	$56,830,377	$32,137,919
Notes Payable - Buildings	6,459,340	6,937,763
Notes Payable - Equipment	4,202,292	3,923,639
Unamortized deferred financing costs	(401,040)	(353,438)
Total debt	67,090,969	42,645,883
Less current maturities	6,991,567	7,862,058
Long-term debt	$60,099,402	$34,783,825

Finance lease obligations	$4,215,810	$2,636,134
Less current maturities	1,410,675	1,455,638
Total finance lease obligations, less current portion	$2,805,135	$1,180,496

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

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.41% per annum at April 30, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of April 30, 2022. Deferred financing costs of $128,733 and $361,734 were capitalized during the fiscal year ended April 30, 2022 and April 30, 2021, respectively, which are amortized over the term of the Agreement. As of April 30, 2022, there was $51,392,158 outstanding and $5,691,855 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990 unused availability at April 30, 2021. As of April 30, 2022 and April 30, 2021, the unamortized amount offset against outstanding debt was $393,503 and $343,890, respectively.

On November 17, 2021, the Company and Lender entered into an amendment of the Facility. The amended Facility allows the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

Effective as of December 31, 2021, Wagz joined the Facility as a loan guarantor, and granted to the Lender a security interest in all of its assets, including its intellectual property.

On March 17, 2022, the Company and Lender entered into an amendment of the Facility. The amended Facility allows the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $60,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances accounts arising from sales of inventory subject to bill and hold arrangements to be deemed eligible for collateral purposes. The interest rates based on LIBOR were changed under the Facility as follows:

On April 25, 2022, the Company and Lender, entered into an amendment of the Facility. Under the amended Facility, Lender extended a term loan to the Company in the principal amount of $5,000,000 (the “FILO Term Loan”), the interest on which is based on (i) the “Adjusted Term SOFR Rate” for a one-month Interest Period (each, as defined in the Agreement), plus (ii) an applicable margin of 4.0% (effectively 4.41% per annum at April 30, 2022). The FILO Term Loan will mature within 120 days from the date of the amendment. The amount outstanding as of April 30, 2022 was $5,000,000. There were no issuance costs associated with the FILO Term Loan. On July 18, 2022, a portion of the proceeds of the Term Loan Agreement (as defined below) was used to pay in full the FILO Term Loan extended by Lender.

On July 18, 2022, SigmaTron, Wagz and JPMorgan Chase Bank, N.A. (“Lender”) amended the Credit Agreement dated as of January 29, 2021, by entering into the Amended and Restated Credit Agreement (the “Facility” or “Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%. The maturity date of the Facility was extended to July 18, 2027.

In connection with the closing of the Credit Agreement, Lender and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”) under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the Credit Agreement and the Term Loan Agreement.

The Facility is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s: (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the Intercreditor Agreement (“ICA”)) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) unless Lender requests a pledge thereof following July 18, 2022, the equity interests of SigmaTron’s foreign subsidiaries.

On July 18, 2022, SigmaTron, Wagz and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum applicable to the Term Loan Facility based on the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 7.50% (as defined in the Term Loan Agreement). The Term Loan will have a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations of Item 15(a) Exhibits and Financial Statement Schedules as a non-cash gain upon extinguishment of long-term debt.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,359,989 as of April 30, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8%. The term of the facility extends to December 23, 2022. There was $438,219 outstanding under the facility at April 30, 2022 compared to an outstanding balance of $824,159 at April 30, 2021.

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

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVSOFR30 Rate, (as defined in the Agreement), plus (B) an applicable margin of 2.5%; (effectively 2.91% per annum at April 30, 2022). Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of April 30, 2022, the unamortized amount included as a reduction to long-term debt was $7,537. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $5,994,445 at April 30, 2022 compared to an outstanding balance of $6,427,778 at April 30, 2021. On July 18, 2022, a portion of the proceeds of the Term Loan Agreement was used to pay in full both term loans extended by Lender.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank & Trust, SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $464,895 and $509,985 at April 30, 2022 and April 30, 2021, respectively.

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 2022 through May 2023, with quarterly installment payments ranging from $10,041 to $16,198 and a fixed interest rate ranging from 7.35% to 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through May 2027, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25% per annum.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through February 2026, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 4.90% to 12.73% per annum.

Other

The Company provides funds for administration and manufacturing services such as salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the international procurement office in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2022, resulted in net foreign currency transaction losses of $412,218 compared to net foreign currency losses of approximately $285,000 in the prior year. In fiscal year 2022, the Company paid approximately $62,250,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company expects that the significant disruption in business activity and the financial markets created by the COVID-19 will impact several sources of its liquidity, and is therefore continuously and critically reviewing its liquidity and anticipated capital requirements. For more information on the potential impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors – Our financial condition and results of operations have been impacted and may in the future be adversely affected by the ongoing COVID-19 outbreak.”

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

AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of April 30, 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2022.

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

Management’s Report on Internal Control Over Financial Reporting:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of April 30, 2022, our internal control over financial reporting was effective.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2022, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 43.

ITEM 16. FORM 10-K SUMMARY

None.

Index to Exhibits

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-72100, dated February 9, 1994. (P)(Rule 311)

3.2	Amended and Restated By-laws of the Company, adopted on September 24, 1999, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2000.

3.3	Amended and Restated By-laws of the Company, adopted on October 13, 2021, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 15, 2021.

10.1	Form of 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100.* (P)(Rule 311)

10.2	2004 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.3

SigmaTron International, Inc. 2011 Employee Stock Option Plan dated September 16, 2011, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-8 filed on December 14, 2011.*

10.4

Mortgage and Assignment of Rents and Leases executed as of October 24, 2013, by SigmaTron International, Inc., to Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on December 13, 2013.

10.5

SigmaTron International, Inc. Amended and Restated Change in Control Severance Payment Plan dated March 11, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 14, 2014.*

10.6

First Amendment to Third Amended and Restated Credit Agreement entered into as of March 7, 2015, by and between SigmaTron International, Inc. and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2015.

10.7

Loan and Security Agreement between SigmaTron International, Inc. and U.S. Bank National Association dated March 31, 2017, incorporated herein by reference to Exhibit 10.32 to the Company’ Form 10-K filed on July 24, 2017.

10.8

Real Property mortgage (Cook County, Illinois) made as of the 21st day of December, 2017, is made and executed by SigmaTron International, Inc. (“Mortgagor”) and U.S. Bank National Association (“Lender”), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 14, 2018.

10.9

Real Property mortgage (Kane County, Illinois) made as of the 21st day of December, 2017, is made and executed by SigmaTron International, Inc. (“Mortgagor”) and U.S. Bank National Association (“Lender”), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on March 14, 2018.

10.10

Asset Purchase Agreement effective April 30, 2018 between SigmaTron International, Inc. and Wagz, Inc., incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K/A filed on May 4, 2018.

10.11

Amendment No.1 to Amended and Restated Loan and Security Agreement entered into as of July 16, 2018, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 17, 2018.

10.12	SigmaTron International, Inc. 2019 Employee Stock Option Plan dated September 13, 2019, incorporated herein by reference to Exhibit 10.1 to the Company’ Form 8-K filed on September 17, 2019.*

10.13

U.S. Bank SBA Payroll Loan Agreement dated April 23, 2020 by and between SigmaTron International, Incorporation, incorporated here by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 24, 2020.

10.14

Amendment No. 6 to Amended and Restated Loan and Security Agreement entered into as of July 15, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.l to the Company’s Form 8-K filed on September 9, 2020.

10.15

Amendment No. 7 to Amended and Restated Loan and Security Agreement entered into as of August 7, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 9, 2020.

10.16

Amendment No. 8 to Amended and Restated Loan and Security Agreement entered into as of September 8, 2020, by and between SigmaTron International, Inc., and U.S. Bank National Association incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 9, 2020.

10.17

Credit Agreement dated as of January 29, 2021 between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2021.

10.18

First Amendment to Credit Agreement entered into as of April 20, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.72 to the Company’s Form 10-K filed on July 23, 2021.

10.19

Second Amendment to Credit Agreement entered into as of June 21, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.73 to the Company’ Form 10-K filed on July 23, 2021.

10.20	SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2022 dated May 25, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 9, 2021.*

10.21

Agreement and Plan of Merger, dated July 19, 2021, by and among SigmaTron International, Inc., Remy Pom, Inc., Wagz, Inc., and Terry B. Anderton incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 21, 2021.

10.22

SigmaTron International, Inc. 2021 Employee Stock Option Plan dated July 13, 2021, incorporated herein by reference to Exhibit B to the definitive proxy statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on September 8, 2021.*

10.23

SigmaTron International, Inc. 2021 Non-Employee Director Restricted Stock Plan dated September 15, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021.*

10.24

Third Amendment to Credit Agreement entered into as of September 30, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 13, 2021.

10.25

Fourth Amendment to Credit Agreement entered into as of November 17, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 13, 2021.

10.26

Fifth Amendment to Credit Agreement entered into as of March 17, 2022, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 22, 2022.

10.27

First Amendment to Agreement and Plan of Merger, dated December 7, 2021, by and among SigmaTron International, Inc., Remy Pom, Inc., Wagz, Inc., and Terry B. Anderton incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 10, 2021.

10.28

Sixth Amendment to Credit Agreement entered into as of April 25, 2022, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 27, 2022.

10.29

Amended and Restated Credit Agreement dated July 18, 2022, by and among SigmaTron International, Inc., Wagz, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2022.

10.30

Credit Agreement dated July 18, 2022, by and among SigmaTron International, Inc., Wagz, Inc., TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 22, 2022.

21.0	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, LLP.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2022).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1

Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).***

32.2

Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).***

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

** Filed herewith.

*** Furnished herewith.

(c) Exhibits

The Company hereby files as exhibits to this Report the exhibits listed in Item 15(a)(3) above, which are attached hereto or incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

By: /s/ Gary R. Fairhead

Gary R. Fairhead, Chief Executive Officer,
Principal Executive Officer and Director

Dated: July 27, 2022

 KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of SigmaTron International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Gary R. Fairhead and James J. Reiman, and each of them, each of their true and lawful attorneys-in fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 27, 2022
Gary R. Fairhead	Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ James J. Reiman	Chief Financial Officer, Vice President Finance,	July 27, 2022
James J. Reiman	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/Linda K. Frauendorfer	Director	July 27, 2022
Linda K. Frauendorfer

/s/ Thomas W. Rieck	Director	July 27, 2022
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 27, 2022
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 27, 2022
Paul J. Plante

/s/ Barry R. Horek	Director	July 27, 2022
Barry R. Horek

/s/ Bruce J. Mantia	Director	July 27, 2022
Bruce J. Mantia

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 and 2021

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Inventory Obsolescence Reserve

As described in Note D to the consolidated financial statements, as of April 30, 2022, the Company recorded an inventory obsolescence reserve of $3,236,347 on raw materials inventory of $140,118,156. A substantial portion of the Company’s raw materials inventory has been purchased to fulfill committed future orders or relates to raw materials inventory for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory (“value over stock raw material inventory”), the Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.

We identified the valuation of the value over stock raw material inventory as a critical audit matter. In determining the obsolescence reserve for value over stock raw material inventory, critical inputs are used over the rates applied to historical usage and future forecasts to identify items for specific management review. The evaluation over the need for a reserve requires assumptions over the expected future ability to use the raw material inventory items, based on an assessment of current market conditions, future industry trends, and customer demand. Auditing the assumptions used by management in determining the inventory obsolescence reserve involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of the underlying historical usage and future forecasts used as inputs through the examination of relevant source documents.

•Testing the existence of raw material inventory items through the attendance of physical inventory observations at selected locations.

•Evaluating management's conclusion by testing selected value over stock raw material inventory items, examining relevant source documents, both internal and external, to corroborate the expected future use of the identified raw material and the extent of any reserve required.

•Evaluating the reasonableness of management’s prior period estimates for inventory reserves by performing a retrospective comparison of prior estimates to current period sales, write-offs, and inventory consumptions as well as evaluating the current period reserve estimate for items that were slow moving in the current period.

Valuation of Definite Lived Intangible Assets

As described in Note F to the consolidated financial statements, as of April 30, 2022, the Company acquired 100% of Wagz, Inc., a pet technology company. As part of the purchase price allocation, the Company identified definite lived intangible assets for trade names and patents with a fair value of $10,960,000 as of the acquisition date. The fair value of these definite lived intangible assets was determined using the relief from royalty method, which values an intangible asset by estimating the royalties saved through ownership of the asset.

We identified the determination of the acquisition date fair value of the acquired definite lived intangibles assets for certain trade names as a critical audit matter. In determining the fair value of these acquired identified definite lived intangible assets, critical inputs include the determination of the appropriate valuation methodology and the key valuation assumptions used, specifically as it relates to the royalty rate and the internal rate of return. Auditing these critical inputs used by management involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•Inspecting the merger agreements between the Company and Wagz, Inc. to identify relevant terms and conditions that impact the identification of acquired definite lived intangibles assets.

•Testing the completeness and accuracy of the underlying data used in the fair value measurement calculations, and recalculating the recorded definite lived intangibles assets fair value.

•Utilizing personnel with specialized knowledge and skills in valuation to evaluate the fair value methodology and the key valuation assumptions used in determining the royalty rate and internal rate of return.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

July 27, 2022

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2022 and 2021

C

	April 30,	April 30,
ASSETS	2022	2021

CURRENT ASSETS
Cash and cash equivalents	$3,054,643	$3,509,229

Accounts receivable, less allowance for doubtful accounts of
$100,000 at April 30, 2022 and April 30, 2021	41,153,248	28,783,161
Inventories, net	164,965,216	98,078,601
Prepaid expenses and other assets	2,213,895	1,314,834
Refundable and prepaid income taxes	1,238,973	388,766
Note receivable	-	7,014,594
Other receivables	6,318,164	2,464,678

Total current assets	218,944,139	141,553,863

PROPERTY, MACHINERY AND EQUIPMENT, NET	35,973,215	34,186,918

OTHER LONG-TERM ASSETS
Intangible assets, net	12,409,478	1,996,749
Goodwill	13,320,534	-
Deferred income taxes	856,863	1,647,143
Right-of-use assets	10,946,764	13,015,986
Other assets	1,180,284	1,772,748

Total other long-term assets	38,713,923	18,432,626

TOTAL ASSETS	$293,631,277	$194,173,407

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2022 and 2021

	April 30,	April 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2022	2021

CURRENT LIABILITIES
Trade accounts payable	$96,039,209	$62,656,451
Accrued expenses	3,172,922	2,457,882
Accrued wages	9,180,582	6,283,987
Income taxes payable	802,556	1,331,504
Deferred revenue	11,394,820	423,971
Current portion of long-term debt	6,991,567	7,862,058
Current portion of finance lease obligations	1,410,675	1,455,638
Current portion of operating lease obligations	3,508,864	2,843,758

Total current liabilities	132,501,195	85,315,249

Long-term debt, less current portion	60,099,402	34,783,825
Finance lease obligations, less current portion	2,805,135	1,180,496
Operating lease obligations, less current portion	7,903,898	10,474,601
Income taxes payable	357,331	404,975
Deferred income taxes	578,732	-
Other long-term liabilities	1,051,587	1,465,200

Total long-term liabilities	72,796,085	48,309,097

Total liabilities	205,297,280	133,624,346

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,026,788 and 4,269,508 shares issued and
outstanding at April 30, 2022 and April 30, 2021, respectively	60,379	42,560
Capital in excess of par value	41,654,410	23,751,461
Retained earnings	46,619,208	36,755,040

Total stockholders’ equity	88,333,997	60,549,061

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$293,631,277	$194,173,407

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2022 and 2021

	2022	2021

Net sales	$378,866,424	$277,718,672

Cost of products sold	334,434,553	252,766,475

Gross profit	44,431,871	24,952,197

Selling and administrative expenses	28,902,071	21,562,413
Impairment of notes receivable and investment	6,300,235	-

Operating income	9,229,565	3,389,784

Gain on extinguishment of long-term debt	(6,282,973)	-
Other (income) expense	(153,614)	81,000
Interest expense, net	1,500,294	1,210,024

Income before income taxes	14,165,858	2,098,760

Income tax expense	4,301,690	557,741

NET INCOME	$9,864,168	$1,541,019

Earnings per common share
Basic	$2.04	$0.36

Diluted	$1.92	$0.36

Weighted-average shares of common
stock outstanding
Basic	4,825,360	4,256,094

Diluted	5,129,234	4,301,981

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2022 and 2021

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2020	$-	42,265	23,619,513	35,214,021	$58,875,799

Common stock awards	-	120	74,160	-	74,280

Restricted stock awards	-	175	57,788	-	57,963

Net income	-	-	-	1,541,019	1,541,019

Balance at April 30, 2021	-	42,560	23,751,461	36,755,040	60,549,061

Common stock awards	-	-	622,244	-	622,244

Exercise of stock options	-	1,857	915,735	-	917,592

Restricted stock awards	-	176	127,340	-	127,516

Issuance of stock	-	320	276,800	-	277,120

Issuance of stock for acquisition	-	24,439	25,220,738	-	25,245,177

Purchase of treasury stock related to acquisition	-	(8,973)	(9,259,908)	-	(9,268,881)

Net income	-	-	-	9,864,168	9,864,168

Balance at April 30, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2022 and 2021

	2022	2021
Cash flows from operating activities
Net income	$9,864,168	$1,541,019
Adjustments to reconcile net income to net
cash (used in) provided by operating activities
Depreciation and amortization of property, machinery and equipment	5,736,318	5,124,121
Stock-based compensation	622,244	74,280
Restricted stock expense	127,516	57,963
Impairment of notes receivable and investment	6,300,235	-
Provision for inventory obsolescence	1,711,599	1,172,995
Deferred income tax expense (benefit)	1,154,012	(1,550,914)
Gain on extinguishment of long-term debt	(6,282,973)	-
Amortization of intangible assets	547,271	354,200
Amortization of financing fees	81,130	319,780
Loss from disposal or sale of machinery and equipment	24,970	209,260
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(12,188,024)	2,021,815
Inventories	(68,314,626)	(12,072,227)
Prepaid expenses and other assets	(1,584,175)	(6,911,655)
Refundable and prepaid income taxes	(850,207)	1,311,204
Income taxes payable	(576,592)	814,717
Trade accounts payable	32,824,474	6,885,498
Deferred revenue	10,487,828	423,971
Operating lease liabilities	(2,552,673)	5,886,387
Accrued expenses and wages	2,640,106	2,436,532
Net cash (used in) provided by operating activities	(20,227,399)	8,098,946
Cash flows from investing activities
Purchases of machinery and equipment	(4,749,532)	(4,747,316)
Cash assumed from acquisition	558,274	-
Advances on notes receivable	(5,512,000)	(5,481,500)
Net cash used in investing activities	(9,703,258)	(10,228,816)
Cash flows from financing activities
Proceeds from the exercise of common stock options	917,592	-
Proceeds under equipment note	1,412,005	3,345,915
Payments under finance lease and sale leaseback agreements	(1,855,822)	(1,988,106)
Payments under equipment note	(1,133,352)	(722,554)
Proceeds under building notes payable	-	6,500,000
Payments under building notes payable	(478,423)	(6,484,798)
Borrowings under revolving line of credit	450,182,580	367,450,952
Payments under revolving line of credit	(418,758,090)	(369,127,270)
Payments of debt financing costs	(514,672)	(114,485)
Payments of debt	(295,747)	-
Net cash provided by (used in) financing activities	29,476,071	(1,140,346)

Change in cash and cash equivalents	(454,586)	(3,270,216)

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Years ended April 30, 2022 and 2021

Cash and cash equivalents at beginning of year	3,509,229	6,779,445
Cash and cash equivalents at end of year	$3,054,643	$3,509,229

	2022	2021
Supplementary disclosures of cash flow information
Cash paid for interest	$1,470,789	$1,179,064
Cash paid for income taxes	4,575,349	474,931
Purchase of machinery and equipment financed
under finance leases	3,435,498	837,224
Financing of insurance policy	201,226	145,558
Issuance of stock for settlement of lease agreement	277,120	-

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 and 2021

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates in two reportable segments as an independent provider of electronic manufacturing services (“EMS”), and a provider of products to the Pet Tech market. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech reportable segment offers electronic products such as the Freedom Smart Dog Collar, a wireless, geo-mapped fence, and wellness system, and apparel and accessories. In connection with the production of assembled products, the Company also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting. As of April 30, 2022, the Company provided these manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan. Approximately 35% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2022, 20% and 12% of the total assets were located in Mexico and China, respectively, and 3% in other foreign locations. As of April 30, 2021, approximately 39% of the total assets were located in foreign jurisdictions, 21% and 15% were located in China and Mexico, respectively, and 3% in other foreign locations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., Wagz, Inc. and SigmaTron International Trading Co., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan. The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuations for the fiscal year ended April 30, 2022, resulted in net foreign currency transaction losses of $412,218 compared to net foreign currency losses of $285,389 in the prior year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, excess and obsolete reserves for inventory, deferred income, deferred taxes, valuation allowance for deferred taxes and valuation of goodwill and long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments with original maturities within three months of the purchase date.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

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

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers without recourse. The accounts receivable balances sold are at the election of the Company. The Company incurred fees for such sales, which are reflected as selling and administrative expenses on the Company’s Consolidated Statements of Operations and were not material for the fiscal years ended April 30, 2022 and 2021.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale. During the years ended April 30, 2022 and April 30, 2021, the Company sold without recourse trade receivables of approximately $121,000,000 and $78,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows.

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

April 30, 2022 and 2021

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight line method over the term of the related debt. Deferred financing fees of $401,040 and $353,438 net of accumulated amortization of $99,477 and $18,347, respectively, as of April 30, 2022 and 2021, respectively, are deducted from long term debt on the Company’s Consolidated Balance Sheet.

Risks and Uncertainties

A pandemic of respiratory diseases, including variants (commonly known as "COVID-19") began to spread globally, including to the United States, in early 2020. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in disruption to the Company’s global supply chain, caused by supplier plant closings or reduced operations thus reducing output at those facilities. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak within the U.S., China, Mexico, Vietnam and Taiwan, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. To date, the Company has been able to continue to meet the needs of its customers. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2023.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

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

April 30, 2022 and 2021

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested. There were no anti-dilutive common stock equivalents and 167,910 anti-dilutive common stock equivalents at April 30, 2022 and April 30, 2021, respectively, which have been excluded from the calculation of diluted earnings per share.

	Fiscal Years Ended
	April 30,
	2022	2021

Net income	$9,864,168	$1,541,019
Weighted-average shares
Basic	4,825,360	4,256,094
Effect of dilutive stock options	303,874	45,887

Diluted	5,129,234	4,301,981

Basic earnings per share	$2.04	$0.36

Diluted earnings per share	$1.92	$0.36

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

April 30, 2022 and 2021

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

The Company pays sales commissions to its sales representatives which may be considered as incremental costs to obtain a contract. However, since the recoverability period is less than one year, the Company utilizes the practical expedient provided by the revenue recognition accounting standard that allows an entity to expense the costs of obtaining a contract as incurred.

During fiscal year 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at April 30, 2022. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of April 30, 2022, with an expected duration of greater than one year.

The majority of sales are made to U.S. based customers. The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Year Ended April 30,	Year Ended April 30,
Net sales by end-market	2022	2021
Industrial Electronics	$209,405,083	$149,861,832
Consumer Electronics	146,522,237	113,374,065
Medical / Life Sciences	22,939,104	14,482,775
Total Net Sales	$378,866,424	$277,718,672

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses. Customers are typically invoiced for shipping costs and such amounts are included in net sales. Shipping and handling costs were not material to the financial statements for fiscal years 2022 or 2021.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2022 and April 30, 2021, due to their short-term nature.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

Intangible Assets

Intangible assets are comprised of finite life intangible assets including customer relationships, trade names and patents. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 20 years for trade names, 18 years for patents, except for customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360: Property, Plant and Equipment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value. The Company further conducts annual reviews of its long-lived asset groups for possible impairment. The Company’s analysis for 2022 and 2021 did not indicate that any

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets - Continued

of its other long-lived assets were impaired. The Company has yet to experience significant cancellations of orders; however, the potential impact of future disruptions, continued economic uncertainty over COVID-19 may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

Goodwill

Goodwill represents the excess cost over fair value of the net assets of acquired businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an impairment assessment of goodwill and intangible assets with indefinite lives annually, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. When performing its annual impairment assessment as of April 30, the Company evaluates the goodwill assigned to each of its reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various Level 2 and Level 3 valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a cash flow forecast prepared by the relevant reporting unit and market multiples of relevant public companies. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference. No impairment of goodwill was recorded for the year ended April 30, 2022.

Investment in Wagz

The Company had recorded an investment in Wagz, Inc. (“Wagz”), a privately held company whose equity did not have a readily determinable fair value. As permitted by ASC 321, Investments - Equity Securities, paragraph 321-35-2, the Company had elected to carry its investment in Wagz equity at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer until the investment no longer qualified to be measured under paragraph 321-35-2. The recognized fair value of Wagz common stock was $600,000 at April 30, 2021 which was recorded within Other assets in the Consolidated Balance Sheet. On December 31, 2021, the Company acquired 100% of all outstanding Wagz stock.

On May 29, 2020, the Company and Wagz, a privately held company in the pet technology market, entered into a Convertible Secured Promissory Note in the principal sum of up to $4,052,478. Between January 27, 2021 and December 31, 2021, Wagz issued to the Company additional convertible secured promissory notes and secured notes aggregating to $7,947,522 and $1,380,705, respectively (collectively, the “Notes”) which were accounted for as Notes receivable in the Consolidated Balance Sheet. The Notes were due (the “Maturity Date”) on the earliest to occur of (a) December 31, 2021 or, if the closing of the Company’s proposed acquisition of Wagz (the “Closing”) does not occur due to the Company’s termination, that date which is twelve (12) months after the date of such termination, (b) upon the closing of a sale of all or substantially all of the assets or common stock of Wagz (other than the Closing), or (c) an Event of Default (as defined in the Notes). Interest was payable at the rate of four percent (4%) per annum and was payable on the Maturity Date. The Notes were collateralized by substantially all assets of Wagz. The Notes did not meet the accounting definition of a security and were accounted for under ASC 310, Receivables, at amortized cost.

On December 31, 2021, the Company consummated the merger contemplated by the Agreement and Plan of Merger, dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Please refer to Note F – Acquisition, for more information.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment in Wagz - Continued

Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. The Company's 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235. The loss is included in Impairment of notes receivable and investment in operating expenses within the Statements of Operations for the for fiscal year ended 2022. The fair value of the Company’s noncontrolling interest in Wagz was determined using a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy, with a key assumption being the revenue multiple of comparable public companies in the Pet Tech market. See Note F – Acquisition, for more information.

In November 2020, Wagz sought short-term financing for its operations and secured a commitment from Angel Business Credit, LLC (“ABC”) for a loan of $250,000 conditioned on Wagz granting ABC a security interest in its assets and Gary R. Fairhead executing a personal guaranty.  Mr. Fairhead is SigmaTron’s CEO; his personal guaranty requires the approval of the Audit Committee of SigmaTron’s Board of Directors.  After consideration, the Audit Committee determined that Mr. Fairhead’s guaranty was in the best interests of the Company and approved the guaranty.  The loan closed on November 12, 2020, and its principal, plus interest equal to $5,000, were due on the maturity date, December 10, 2020.  The loan was paid in full on December 8, 2020.  As a result, Mr. Fairhead’s guaranty was cancelled and ABC’s security interest was terminated.

Stock Incentive Plans

Under the Company’s stock option plans, options to acquire shares of SigmaTron’s common stock have been made available for grant to certain employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted. The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value and records that cost over the respective vesting period of the award.

The Company has a restricted stock plan under which non-employee directors may acquire shares of SigmaTron’s common stock.  The restricted stock plan has been approved by the Company’s stockholders.  The restricted stock plan is interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. All awarded stock under the plan vests in six months from the date of grant. Awarded stock under this plan is granted at the closing price of SigmaTron’s common stock on the date of grant.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2022	2021
Beginning Balance	$100,000	$727,252
Bad debt expense	-	-
Bad debt recovery	-	(331,283)
Write-offs	-	(295,969)
	$100,000	$100,000

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2022	2021

Finished products	$22,175,641	$22,858,073
Work-in-process	5,907,766	5,601,560
Raw materials	140,118,156	72,033,278
	168,201,563	100,492,911
Less obsolescence reserve	3,236,347	2,414,310
	$164,965,216	$98,078,601

Changes in the Company’s inventory obsolescence reserve are as follows:

	2022	2021

Beginning balance	$2,414,310	$1,350,362
Provision for obsolescence	1,711,599	1,172,995
Write-offs	(889,562)	(109,047)
	$3,236,347	$2,414,310

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2022	2021

Land and buildings	$18,653,248	$18,633,408
Machinery and equipment	81,551,714	73,922,923
Office equipment and software	13,934,074	11,943,605
Leasehold improvements	3,016,857	2,907,362
Equipment under finance leases	6,642,719	8,282,487

	123,798,612	115,689,785

Less accumulated depreciation
and amortization, including accumulated
amortization of assets under
finance leases of $1,081,476
and $2,439,419 at April 30,
2022 and 2021, respectively	87,825,397	81,502,867

Property, machinery and
equipment, net
	$35,973,215	$34,186,918

Depreciation and amortization expense of property, machinery and equipment was $5,736,318 and $5,124,121 for the fiscal years ended April 30, 2022 and April 30, 2021, respectively.

NOTE F - ACQUISITION

On December 31, 2021, the Company acquired 100% of the stock of Wagz under the terms of the Agreement and Plan of Merger dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Wagz has developed and brought to market a high tech pet collar and has multiple other products in development. Wagz is an internet of things (“IoT”) company which both owns intellectual property and secures reoccurring revenue through subscriptions for its services.

Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note B – Summary of Significant Accounting Policies, the Company's 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

Pursuant to the Merger Agreement, 2,443,870 shares of common stock of the Company were issued in the merger for a value of $25,245,177, of which 1,546,592 shares are allocated to Wagz shareholders (excluding the Company) for a total value of $15,976,295, and 897,278 shares are allocated to the Company and treated as treasury stock for a total value of $9,268,881, recorded in the Statements of Changes in Stockholders’ Equity under Issuance of stock for acquisition and Purchase of treasury stock related to acquisition, respectively. The treasury shares were retired as of April 30, 2022.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE F – ACQUISITION - Continued

The following table summarizes the consideration for the acquisition of Wagz:

Consideration
Issuance of 1,546,592 common stock of SigmaTron	$15,976,295
Fair value of consideration transferred	15,976,295
Secured Promissory Notes	1,380,173
Fair value of SigmaTron's equity interest in Wagz held prior to the business combination (Note B)	6,299,765
$23,656,233

The following table presents the purchase price allocation for Wagz. The Company is accounting for the acquisition under the acquisition method and is required to measure identifiable assets acquired and liabilities assumed of the acquiree at fair value on the closing date. The fair value of the majority of the assets was determined by a third party valuation firm using management estimates and assumptions including intangible assets of $9,730,000 for patents and $1,230,000 for trade names. The appropriate fair values of the assets acquired and liabilities assumed are based on estimates and assumptions.

The excess consideration was recorded as goodwill of $13,320,534, all of which is non-deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the Pet Tech market. The recorded goodwill has been assigned to the Pet Tech reportable segment.

Cash	$508,274
Working capital	224,046
Property, plant and equipment	201,839
Acquired intangible assets	10,960,000
Right-of-use operating lease assets	647,076
Other assets	6,000
Operating lease obligations	(647,077)
Deferred tax liability	(215,000)
Other liabilities	(1,349,459)
Goodwill	13,320,534
Fair value of purchase consideration	$23,656,233

The intangible assets acquired in the Wagz acquisition consisted of the following:

		Expected Weighted
		Amortization
	Fair Value	Period
Trade name	$1,230,000	20 years
Patents	9,730,000	18 years
	$10,960,000

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE F – ACQUISITION - Continued

The fair value recorded as of April 30, 2022 is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. The fair value of the acquired trade names and patents was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the intangible asset, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date using the internal rate of return.

Acquisition related costs of $592,238 were incurred in relation to the acquisition of Wagz for the fiscal year ended April 30, 2022, which have been reported in selling and administrative expenses in the Company’s Consolidated Statements of Operations.

The amounts of Wagz’s revenue and net income (loss) included in the Company’s Consolidated Statements of Operations for the fiscal year ended April 30, 2022; and the supplemental proforma unaudited revenue and net income (loss) of the combined entity had the acquisition date been May 1, 2020 for the fiscal year ended April 30, 2022, are as follows:

	Revenue	Net Income (Loss)

Actual from January 1, 2022 to April 30, 2022	$562,675	$(2,651,082)
Supplemental proforma information:
Fiscal year ended April 30, 2022	379,715,845	6,180,584
Fiscal year ended April 30, 2021	278,053,248	(2,200,545)

Supplemental pro forma net income (loss) was adjusted to exclude $592,238 and $705,401 of acquisition-related costs incurred in the fiscal years ended April 30, 2022 and 2021, respectively. Supplemental pro forma net income (loss) was adjusted to include $597,722 of amortization costs incurred in the fiscal year ended April 30, 2022. Supplemental pro forma net income (loss) was adjusted to include $597,722 of amortization costs incurred in the fiscal year ended April 30, 2021.

NOTE G – SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. For the Company, the CODM is the Company’s Chief Executive Officer.

The EMS reportable segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the Company provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting.

The Pet Tech reportable segment offers electronic products such as the Freedom Smart Dog Collar, a wireless, geo-mapped fence, and wellness system, and apparel and accessories.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE G – SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note-A Description of the Business. The CODM allocates resources to and evaluates the performance of each operating segment based on operating income.

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended April 30, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$378,303,749	$562,675	$378,866,424

Operating income (loss)	18,180,961	(8,951,396)	9,229,565

Gain on extinguishment of long-term debt			(6,282,973)
Other income			(153,614)
Interest expense, net			1,500,294

Income before income taxes			$14,165,858

Purchases of machinery and equipment	4,742,716	6,816	4,749,532

Depreciation and amortization	5,519,471	216,847	5,736,318

Identifiable assets	$269,945,611	$23,685,666	$293,631,277

	Fiscal Year Ended April 30, 2021
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$277,718,672	$-	$277,718,672

Operating income	3,389,784	-	3,389,784

Other expense			81,000
Interest expense, net			1,210,024

Income before income taxes			$2,098,760

Purchases of machinery and equipment	4,747,316	-	4,747,316

Depreciation and amortization	5,124,121	-	5,124,121

Identifiable assets	$194,173,407	$-	$194,173,407

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE G – SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
	April 30, 2022	April 30, 2021
Net sales:
U.S.	$89,669,649	$69,125,385
China	46,347,260	36,030,112
Vietnam	13,981,553	13,783,899
Mexico	228,867,962	158,779,276
Total net sales	$378,866,424	$277,718,672

	Fiscal Year Ended
	April 30, 2022	April 30, 2021
Tangible long-lived assets, net:
U.S.	$18,428,633	$17,696,043
China	16,971,500	16,969,792
Mexico	9,340,161	10,144,530
Other	2,179,686	2,392,538
Total tangible long-lived assets, net	$46,919,979	$47,202,904

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE H - INTANGIBLE ASSETS

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2022 and April 30, 2021, as follows:

	April 30, 2022		April 30, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Spitfire:
Non-contractual customer relationship	4,690,000	3,039,837	4,690,000	2,693,251
Wagz:
Trade name	1,230,000	20,500	-	-
Patents	9,730,000	180,185	-	-
Total	$15,650,000	$3,240,522	$4,690,000	$2,693,251

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2040, for the remaining fiscal years is as follows:

For the fiscal years ending April 30:
	2023	$941,184
	2024	933,898
	2025	926,758
	2026	919,751
	2027	912,956
	Thereafter	7,774,931
		$12,409,478

Amortization expense was $547,271 and $354,200 for the years ended April 30, 2022 and April 30, 2021, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE I - LONG-TERM DEBT

Debt and finance lease obligations consisted of the following at April 30, 2022 and April 30, 2021:

	2022	2021

Debt:
Notes Payable - Banks	$56,830,377	$32,137,919
Notes Payable - Buildings	6,459,340	6,937,763
Notes Payable - Equipment	4,202,292	3,923,639
Unamortized deferred financing costs	(401,040)	(353,438)
Total debt	67,090,969	42,645,883
Less current maturities	6,991,567	7,862,058
Long-term debt	$60,099,402	$34,783,825

Finance lease obligations	$4,215,810	$2,636,134
Less current maturities	1,410,675	1,455,638
Total finance lease obligations, less current portion	$2,805,135	$1,180,496

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

The Facility allows the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 2.41% per annum at April 30, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base. The Facility is collateralized by a lien on substantially all of the assets of the Company. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Banks - Continued

loans. The Company was not in a FCCR trigger period as of April 30, 2022. Deferred financing costs of $128,733 and $361,734 were capitalized during the fiscal year ended April 30, 2022 and April 30, 2021, respectively, which are amortized over the term of the Agreement. As of April 30, 2022, there was $51,392,158 outstanding and $5,691,855 of unused availability under the revolving Facility compared to an outstanding balance of $24,967,668 and $15,947,990 unused availability at April 30, 2021. As of April 30, 2022 and April 30, 2021, the unamortized amount offset against outstanding debt was $393,503 and $343,890, respectively.

On November 17, 2021, the Company and Lender entered into an amendment of the Facility. The amended Facility allows the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

Effective as of December 31, 2021, Wagz joined the Facility as a loan guarantor, and granted to the Lender a security interest in all of its assets, including its intellectual property.

On March 17, 2022, the Company and Lender entered into an amendment of the Facility. The amended Facility allows the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $60,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances accounts arising from sales of inventory subject to bill and hold arrangements to be deemed eligible for collateral purposes. The interest rates based on LIBOR were changed under the Facility as follows:

On April 25, 2022, the Company and Lender, entered into an amendment of the Facility. Under the amended Facility, Lender extended a term loan to the Company in the principal amount of $5,000,000 (the “FILO Term Loan”), the interest on which is based on (i) the “Adjusted Term SOFR Rate” for a one-month Interest Period (each, as defined in the Agreement), plus (ii) an applicable margin of 4.0% (effectively 4.41% per annum at April 30, 2022). The FILO Term Loan will mature within 120 days from the date of the amendment. The amount outstanding as of April 30, 2022 was $5,000,000. There were no issuance costs associated with the FILO Term Loan. On July 18, 2022, a portion of the proceeds of the Term Loan Agreement (as defined below) was used to pay in full the FILO Term Loan extended by Lender.

On July 18, 2022, SigmaTron, Wagz and JPMorgan Chase Bank, N.A. (“Lender”) amended the Credit Agreement dated as of January 29, 2021, by entering into the Amended and Restated Credit Agreement (the “Facility” or “Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%. The maturity date of the Facility was extended to July 18, 2027.

In connection with the closing of the Credit Agreement, Lender and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”) under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the Credit Agreement and the Term Loan Agreement.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Banks - Continued

The Facility is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s: (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the Intercreditor Agreement (“ICA”)) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) unless Lender requests a pledge thereof following July 18, 2022, the equity interests of SigmaTron’s foreign subsidiaries.

On July 18, 2022, SigmaTron, Wagz and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum applicable to the Term Loan Facility based on the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 7.50% (as defined in the Term Loan Agreement). The Term Loan will have a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,359,989 as of April 30, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8%. The term of the facility extends to December 23, 2022. There was $438,219 outstanding under the facility at April 30, 2022 compared to an outstanding balance of $824,159 at April 30, 2021.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Buildings

The Company entered into a mortgage agreement on December 21, 2017, in the amount of $5,200,000, with U.S. Bank to refinance the property that serves as the Company’s corporate headquarters and its Illinois manufacturing facility in Elk Grove Village, Illinois. The note required the Company to pay monthly principal payments in the amount of $17,333, bore interest at a fixed rate of 4.0% per year and was payable over a fifty one month period. Deferred financing costs of $74,066 were capitalized in fiscal year 2018 which were amortized over the term of the agreement. On January 29, 2021, the Company repaid its U.S. Bank mortgage in the amount outstanding$4,576,000, using proceeds from the Facility extended by Lender. The Company recorded a prepayment penalty of $120,842 in fiscal year 2021. The remaining deferred financing costs of $21,365 were expensed in fiscal year 2021.

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

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans require the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVSOFR30 Rate, (as defined in the Agreement), plus (B) an applicable margin of 2.5%; (effectively 2.91% per annum at April 30, 2022). Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which are amortized over the term of the agreement. As of April 30, 2022, the unamortized amount included as a reduction to long-term debt was $7,537. A final aggregate payment of approximately $4,368,444 is due on or before January 29, 2026. The outstanding balance was $5,994,445 at April 30, 2022 compared to an outstanding balance of $6,427,778 at April 30, 2021. On July 18, 2022, a portion of the proceeds of the Term Loan Agreement was used to pay in full both term loans extended by Lender.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank & Trust, SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $464,895 and $509,985 at April 30, 2022 and April 30, 2021, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE I - LONG-TERM DEBT - Continued

Notes Payable - Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 2022 through May 2023, with quarterly installment payments ranging from $10,041 to $16,198 and a fixed interest rate ranging from 7.35% to 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through May 2027, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25% per annum.

Annual maturities of the Company’s debt, net of deferred financing fees for each of the next five years and thereafter, as of April 30, 2021, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2023	$5,438,219	$481,085	$1,072,263	$6,991,567
2024	-	483,904	1,048,524	1,532,428
2025	-	486,890	1,127,835	1,614,725
2026	50,998,655	4,743,628	756,195	56,498,478
2027	-	60,068	197,475	257,543
Thereafter	-	196,228	-	196,228
	$56,436,874	$6,451,803	$4,202,292	$67,090,969

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE I - LONG-TERM DEBT - Continued

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through February 2026, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 4.90% to 12.73% per annum.

Annual future minimum obligations under outstanding finance leases and sale leaseback agreements for each of the next five fiscal years and thereafter, as of April 30, 2022, are as follows:

Fiscal Year	Total

2023	$1,749,125
2024	1,418,540
2025	1,197,692
2026	530,423
2027	-
Total minimum lease payments	4,895,780
Less: Amounts representing interest	679,970
Present value of net minimum lease payments	$4,215,810

Other Long-Term Liabilities

As of April 30, 2022 and April 30, 2021 the Company had recorded $1,051,587 and $926,546, respectively, for seniority premiums of which $957,528 and $837,528, respectively, were for retirement accounts related to benefits for employees of the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE J - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2022	2021

Interest	$156,776	$102,906
Commissions	141,008	99,283
Professional fees	475,761	503,998
Other - Purchases	852,862	218,647
Other	1,546,515	1,533,048

	$3,172,922	$2,457,882

Accrued wages consist of the following at April 30:

	2022	2021

Domestic wages	$2,700,045	$2,706,677
Bonuses	3,624,794	830,246
Foreign wages	2,855,743	2,747,064

	$9,180,582	$6,283,987

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE K - INCOME TAX

U.S. and foreign income before income (loss) tax expense for the fiscal years ended April 30 are as follows:

	2022	2021

Domestic	$9,975,425	$(440,472)
Foreign	4,190,433	2,539,232

	$14,165,858	$2,098,760

Income Tax Provision

The income tax expense for the fiscal years ended April 30 consists of the following:

	2022	2021

Current
Federal	$1,705,323	$1,131,710
State	432,206	334,781
Foreign	1,010,149	642,164
Total Current	3,147,678	2,108,655

Deferred
Federal	1,315,037	(1,188,728)
State	326,217	(276,999)
Foreign	(487,242)	(85,187)
Total Deferred	1,154,012	(1,550,914)

Income tax	$4,301,690	$557,741

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE K - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax expense and the amounts computed by applying the statutory Federal income tax rates to income before tax expense for the fiscal years ended April 30 are as follows:

	2022	2021

U.S Federal Provision:
At statutory rate	$2,974,831	$440,738
State taxes	420,366	47,251
Change in valuation allowance	1,075,333	-
Foreign tax differential	338,435	189,241
Impact of state tax rate change	7,622	(1,602)
Nontaxable income (loss)	-	-
Foreign valuation allowance	(663,025)	149,542
Impact of foreign permanent items other non deductible items	312,372	73,540
PPP loan forgiveness income	(1,334,901)	-
Impairment loss	1,323,049	-
Foreign currency exchange gain/loss in local jurisdiction	51,179	(311,236)
Foreign inflation adjustment	(107,608)	(33,576)
Stock based compensation	(95,963)	3,843

Provision for income taxes	$4,301,690	$557,741

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2022	2021

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$4,719,930	$1,034,428
Foreign tax credit	78,100	78,100
Property, plant & equipment	113,338	-
Reserves and accruals	1,247,046	1,147,851
Stock based compensation	426,655	388,647
Inventory	2,703,370	2,627,419
Other intangibles	-	829,559
Lease liabilities	2,909,748	2,881,193
Allowance for doubtful accounts	25,490	25,890
Other intangibles - foreign	11,536	-
Other	66,231	22,213
Federal benefit of state taxes	16,800	-
Total gross deferred tax assets	12,318,244	9,035,300
Less: valuation allowance	(4,543,819)	(1,138,736)

Net deferred tax assets	$7,774,425	$7,896,564

Deferred Tax Liabilities
Other intangibles	$(712,848)	$-
Property, machinery & equipment	(3,539,648)	(2,934,496)
Prepaids	(464,706)	(454,648)
Operating Lease right-of-use assets	(2,779,092)	(2,808,571)
Federal benefit of state taxes	-	(51,706)
Total deferred tax liabilities	$(7,496,294)	$(6,249,421)

Deferred tax asset	$856,863	$1,647,143
Deferred tax liability	(578,732)	-
Net deferred tax asset	$278,131	$1,647,143

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

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

The CARES Act also established the PPP, to be administered by the SBA, whereby certain businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The PPP Loan may be forgiven if the funds are used for payroll and other qualified expenses within certain limits. As described in Note I – Long-Term Debt, the Company received a PPP Loan under the CARES Act of $6,282,973. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. On January 6, 2021 the IRS issued Revenue Ruling 2021-02 allowing deductions for the payments of eligible expenses when such payments would result in the forgiveness of a loan under the PPP. The ruling supersedes previous IRS guidance stating that such deductions would be disallowed. The Company received full forgiveness of its PPP Loan on July 9, 2021. In accordance with the CARES Act and IRS Revenue Ruling 2021-02, the loan forgiveness amount was excluded from income for tax purposes.

As of April 30, 2022, the Company has federal and state NOL carryovers totaling approximately $17,760,000 and $2,180,000, respectively. Such carryforwards were acquired in the Wagz merger and are subject to annual limitations under Internal Revenue Code Section 382. The federal NOLs have an unlimited carryforward period while the state NOLs begin to expire in 2029. The Company has foreign NOL carryforwards of approximately $3,680,000 as of April 30, 2022, which will begin to expire in 2024. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. SigmaTron and Wagz will file U.S. tax returns on a consolidated basis for periods ending after the merger. In evaluating the group’s ability to recover its deferred tax assets on a consolidated basis, and considering historical operating results of both companies, the group’s deferred tax assets are not more likely than not to be realized. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. The Company has established a valuation allowance of $4,146,208 on its federal and state NOL carryforwards and other U.S. deferred tax assets as of April 30, 2022. The Company also determined during fiscal year 2022 based on historical operating income and recent financial results that the loss carryforwards and other deferred tax assets of one of its Chinese subsidiaries, which were previously offset by a full valuation allowance, would more likely than not be utilized. The reversal of this valuation allowance resulted in an approximate $444,000 tax benefit in the current year. The Company has also established a valuation allowance of $397,611 on NOLs attributable to its Vietnam subsidiary as of April 30, 2022. Based on historical losses and forecasted future earnings, the Company has determined that the tax benefit from such assets are not more likely than not to be realized.

Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Absent meeting an exception, unrepatriated foreign earnings generally remain subject to local country withholding taxes upon repatriation. The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings of approximately $9,589,000 as of April 30, 2022, from its foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE K - INCOME TAX - Continued

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions to be taken in the Company’s tax returns. For the fiscal years ended April 30, 2022 and April 30, 2021, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and selling and administrative expenses, respectively, in the Company’s Consolidated Statements of Operations. For the fiscal years ended April 30, 2022 and April 30, 2021, the amount included in the Company’s Consolidated Balance Sheet for such liabilities was $0.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2016.

NOTE L - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match 25.0% of the first 5.0% participant contributions up to $2,000 per participant annually. The Company contributed $199,054 and $186,870 to the plans during the fiscal years ended April 30, 2022 and April 30, 2021, respectively. The Company incurred total expenses of $20,280 and $20,569 for the fiscal years ended April 30, 2022 and April 30, 2021, respectively, relating to costs associated with the administration of the plans.

NOTE M - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2022, two customers accounted for 21.8% and 11.7% of net sales of the Company, and 4.0% and 3.2%, respectively, of accounts receivable. For the fiscal year ended April 30, 2021, two customers accounted for 17.9% and 16.2% of net sales of the Company, and 3.8% and 5.6%, respectively, of accounts receivable. Further, the Company has $2,048,859 in cash in China as of April 30, 2022. Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits under certain circumstances. Funds above this amount are not insured by a guaranteed deposit insurance system. Under the Federal Deposit Insurance Corporation (“FDIC”) program, deposit insurance insures up to $250,000 held in participating U.S. banks.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE N - LEASES

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

The Company’s lease terms may include options to extend or terminate the lease. The Company exercises judgment to determine the term of those leases when extension or termination options are present and includes such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE N - LEASES – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		April 30,	April 30,
	Classification	2022	2021
Operating Leases:
Right-of-use Assets	Right-of-use assets	$10,946,764	$13,015,986
Operating lease current liabilities	Current portion of operating lease obligations	3,508,864	2,843,758
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	7,903,898	10,474,601
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	5,561,243	5,843,068
Finance lease current liabilities	Current portion of finance lease obligations	1,410,675	1,455,638
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,805,135	1,180,496

The components of lease expense for the fiscal years ended April 30, 2022 and 2021 are as follows:

		April 30,	April 30,
	Classification	2022	2021
Operating Leases:
Operating lease cost	Cost of products sold	2,403,465	1,595,651
Variable lease cost	Cost of products sold	216,042	324,833
Short term lease cost	Cost of products sold	7,200	6,600
Finance Leases:
Amortization of right-of-use assets	Cost of products sold	2,275,169	1,868,592
Interest expense	Interest expense, net	293,334	252,208
Total		5,195,210	4,047,884

The weighted average lease term and discount rates for the fiscal years ended April 30, 2022 and 2021 are as follows:

	April 30,	April 30,
	2022	2021
Operating Leases:
Weighted average remaining lease term (months)	45.9	55.4
Weighted average discount rate	3.2%	3.1%
Finance Leases:
Weighted average remaining lease term (months)	36.21	18.73
Weighted average discount rate	9.5%	7.5%

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE N - LEASES – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the fiscal years ending April 30:
2023	3,615,964	1,749,125
2024	3,144,003	1,418,540
2025	2,501,137	1,197,692
2026	2,019,160	530,423
2027	445,298	-
Thereafter	150,252	-
Total undiscounted lease payments	11,875,814	4,895,780
Present value discount, less interest	463,052	679,970
Lease liability	$11,412,762	$4,215,810

Supplemental disclosures of cash flow information related to leases as of fiscal years ended April 30, 2022 and 2021 are as follows:

	April 30,	April 30,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	293,334	252,208
Operating cash flows from operating leases	382,044	208,639
Financing cash flows from finance leases	1,855,822	1,988,106
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	3,435,498	837,224
Right-of-use assets obtained in exchange for operating lease liabilities	2,716,298	7,970,896

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees may acquire shares of SigmaTron’s common stock. All Option Plans have been approved by SigmaTron’s stockholders. At April 30, 2022, the Company has 37,500 shares available for future issuance to employees under the employee plans. The Option Plans are interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Each option under the Option Plans is exercisable for one share of stock. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of SigmaTron’s common stock on the date of grant using the Black-Scholes option pricing model.

The Company did not grant options to employees in fiscal year 2021.

The Company granted 102,000 options for shares of SigmaTron’s common stock to employees in the first quarter of fiscal year 2022, which fully vested in six months. The Company recognized approximately $245,770 in compensation expense in fiscal year 2022. There was no unrecognized compensation expense as of April 30, 2022.

The Company estimated the fair value of these stock options on the date of the grant using the Black-Sholes option pricing model with the following assumptions:

2019 Option Plan
Fiscal 2022 Awards
Expected volatility	57.0%
Risk-free interest rate	0.93%
Expected life of options (in years)	5.25
Grant date fair value	$4.83

Expected volatility was based on the monthly changes in SigmaTron’s historical common stock prices over the expected life of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life of the options. The expected life of options is based on the terms of the options.

The Company authorized 400,000 shares under the Option Plans in fiscal year 2022. The Company granted 362,500 options for shares of SigmaTron’ common stock to employees in the fourth quarter of fiscal year 2022, of which 25% vested immediately and 25% will vest each year for the next three years. The Company recognized approximately $376,474 in compensation expense in fiscal year 2022. There was $1,129,423 of unrecognized compensation expense as of April 30, 2022.

The Company estimated the fair value of these stock options on the date of the grant using the Black-Sholes option pricing model with the following assumptions:

2021 Option Plan
Fiscal 2022 Awards
Expected volatility	67.0%
Risk-free interest rate	2.93%
Expected life of options (in years)	6.00
Grant date fair value	$6.66

Expected volatility was based on the monthly changes in SigmaTron’s historical common stock prices over the expected life of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

the grant corresponding to the expected life of the options. The expected life of options is based on the terms of the options.

The Company has a restricted stock plan under which non-employee directors may acquire shares of SigmaTron’s common stock.  The restricted stock plan has been approved by SigmaTron’s stockholders.  At April 30, 2022, the Company has 60,000 shares available for future issuance under the non-employee director plan.  The restricted stock plan is interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. All awarded stock under the plan vests in six months from the date of grant. Awarded stock under this plan is granted at the closing price of SigmaTron’s common stock on the date of grant.

In November 2020, the Company issued 15,000 shares of restricted SigmaTron common stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vested on May 31, 2021. The Company recognized $8,716 and $57,963 in compensation expense in fiscal year 2022 and 2021, respectively.

In July 2021, the Company issued 7,500 shares of restricted SigmaTron common stock pursuant to the 2018 Non-Employee Director Restricted Stock Plan, which fully vested on January 8, 2022. The Company recognized $37,125 in compensation expense in fiscal year 2022.

The aggregate grant date fair value of restricted stock awards granted in July 2021 was computed in accordance with FASB ASC Topic 718.  The aggregate number of shares of common stock of SigmaTron granted pursuant to the 2018 Non-Employee Director Restricted Stock Plan for each non-employee Director was as follows: Mr. Horek, 1,500 shares; Mr. Mantia, 1,500 shares; Mr. Plante, 1,500 shares; Mr. Rieck, 1,500 shares; and Mr. Vyas, 1,500 shares.

In January 2022, the Company issued 15,000 shares of restricted SigmaTron common stock pursuant to the 2021 Non-Employee Director Restricted Stock Plan, which fully vests on July 8, 2022. The Company recognized $81,675 in compensation expense in fiscal year 2022. The balance of unrecognized compensation expense related to the Company’s restricted stock award was $49,873 at April 30, 2022.

The aggregate grant date fair value of restricted stock awards granted in January 2022 was computed in accordance with FASB ASC Topic 718.  The aggregate number of shares of common stock of SigmaTron granted pursuant to the 2021 Non-Employee Director Restricted Stock Plan for each non-employee Director was as follows: Mr. Horek, 3,000 shares; Mr. Mantia, 3,000 shares; Mr. Plante, 3,000 shares; Mr. Rieck, 3,000 shares; and Mr. Vyas, 3,000 shares.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

The table below summarizes option activity through April 30, 2022:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2020	513,232	5.13	513,232
Options granted during 2021	-
Outstanding at April 30, 2021	513,232	5.13	513,232
Options granted during 2022	464,500	6.26
Options exercised during 2022	(156,188)	5.02
Outstanding at April 30, 2022	821,544	$5.79	549,669

Intrinsic value is calculated as the positive difference between the market price of SigmaTron’s common stock and the exercise price of the underlying options. As of April 30, 2022 and April 30, 2021, the aggregate intrinsic value of the options outstanding was $715,678 and $362,281, respectively.

Information with respect to stock options outstanding and exercisable at April 30, 2022 is as follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2022	contract life	exercise price
Range of exercise prices

$ 3.20-6.66	549,669	6.17 years	$5.36

	549,669		$5.13

As of April 30, 2022, there were 271,875 non-vested stock options.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE P - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2022:

	First		Second	Third		Fourth
2022	Quarter		Quarter	Quarter		Quarter

Net sales	$85,739,434		$100,216,614	$93,682,451		$99,227,925

Gross profit	9,582,478		11,777,586	12,425,146		10,646,661

Income (loss) before income	9,553,661	(1)	4,663,717	(1,979,889)	(2)	1,928,369
taxes

Net income (loss)	8,796,716		3,150,205	(2,724,297)		641,544

Earnings (loss) per share	$2.06		$0.72	$(0.58)		$0.11
Basic

Earnings (loss) per share	$2.02		$0.69	$(0.58)		$0.10
Diluted

Weighted average shares- Basic	4,275,410		4,313,623	4,729,619		6,021,803

Weighted average shares- Diluted	4,353,912		4,553,899	4,729,619		6,246,580

1.)The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all its principal and accrued interest were forgiven. The accounting for the forgiveness in the amount of $6,282,973 is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt.

2.)Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. As described in Note F-Acquisition, the Company's 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE P - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

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

NOTE Q - LITIGATION

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2022 and 2021

NOTE R - SUBSEQUENT EVENT

On July 18, 2022, SigmaTron, Wagz and JPMorgan Chase Bank, N.A. (“Lender”) amended the Credit Agreement dated as of January 29, 2021, by entering into the Amended and Restated Credit Agreement (the “Facility” or “Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%. The maturity date of the Facility was extended to July 18, 2027.

In connection with the closing of the Credit Agreement, Lender and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”) under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the Credit Agreement and the Term Loan Agreement.

The Facility is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s: (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the Intercreditor Agreement (“ICA”)) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) unless Lender requests a pledge thereof following July 18, 2022, the equity interests of SigmaTron’s foreign subsidiaries.

On July 18, 2022, SigmaTron, Wagz and The Private Credit Group of TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum applicable to the Term Loan Facility based on the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 7.50% (as defined in the Term Loan Agreement). The Term Loan will have a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.