Form 10-Q
period 2022-07-31
SIGMATRON INTERNATIONAL INC
filed 2022-09-13
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

July 31, 2022

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 8, 2022: 6,071,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	July 31,
	2022	April 30,
	(Unaudited)	2022

Current assets:
Cash and cash equivalents	$4,446,173	$3,054,643

Accounts receivable, less allowance for doubtful accounts of
$100,000 at July 31, 2022 and April 30, 2022	52,106,147	41,153,248
Inventories, net	176,306,016	164,965,216
Prepaid expenses and other assets	2,927,481	2,213,895
Refundable and prepaid income taxes	1,316,421	1,238,973
Other receivables	5,660,246	6,318,164

Total current assets	242,762,484	218,944,139

Property, machinery and equipment, net	35,684,447	35,973,215

Intangible assets, net	12,173,716	12,409,478
Goodwill	13,320,534	13,320,534
Deferred income taxes	746,539	856,863
Right-of-use assets	10,190,384	10,946,764
Other assets	1,175,142	1,180,284

Total other long-term assets	37,606,315	38,713,923

Total assets	$316,053,246	$293,631,277

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$95,284,335	$96,039,209
Accrued wages	7,509,415	9,180,582
Accrued expenses	3,174,883	3,172,922
Income taxes payable	1,100,929	802,556
Deferred revenue	14,480,312	11,394,820
Current portion of long-term debt	2,874,505	6,991,567
Current portion of finance lease obligations	1,571,973	1,410,675
Current portion of operating lease obligations	3,583,167	3,508,864

Total current liabilities	129,579,519	132,501,195

Long-term debt, less current portion	84,536,980	60,099,402
Income taxes payable	267,998	357,331
Deferred income taxes	578,732	578,732
Finance lease obligations, less current portion	3,116,405	2,805,135
Operating lease obligations, less current portion	7,061,053	7,903,898
Other long-term liabilities	1,057,121	1,051,587

Total long-term liabilities	96,618,289	72,796,085

Total liabilities	226,197,808	205,297,280

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	July 31,
	2022	April 30,
	(Unaudited)	2022

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,071,288 and 6,026,788 shares issued and
outstanding at July 31, 2022 and April 30, 2022, respectively	60,434	60,379
Capital in excess of par value	41,799,121	41,654,410
Retained earnings	47,995,883	46,619,208

Total stockholders' equity	89,855,438	88,333,997

Total liabilities and stockholders' equity	$316,053,246	$293,631,277

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2022	2021
	(Unaudited)	(Unaudited)

Net sales	$105,572,856	$85,739,434
Cost of products sold	93,887,821	76,156,956

Gross profit	11,685,035	9,582,478

Selling and administrative expenses	8,861,218	6,111,015

Operating income	2,823,817	3,471,463

Gain on extinguishment of long-term debt	-	(6,282,973)
Other income	(35,816)	(37,141)
Interest expense, net	953,558	237,916
Income before income tax expense	1,906,075	9,553,661

Income tax expense	529,400	756,945

Net income	$1,376,675	$8,796,716

Earnings per share – basic	$0.23	$2.06

Earnings per share – diluted	$0.22	$2.02

Weighted average shares of common stock outstanding
Basic	6,058,908	4,275,410

Weighted average shares of common stock outstanding
Diluted	6,191,395	4,353,912

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the three months ended July 31, 2022 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

Recognition of stock-based compensation	-	-	94,893	-	94,893

Restricted stock awards	-	55	49,818	-	49,873

Net income	-	-	-	1,376,675	1,376,675

Balance at July 31, 2022	$-	$60,434	$41,799,121	$47,995,883	$89,855,438

	For the three months ended July 31, 2021 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2021	$-	$42,560	$23,751,461	$36,755,040	$60,549,061

Recognition of stock-based compensation	-	-	20,035	-	20,035

Restricted stock awards	-	15	13,342	-	13,357

Net income	-	-	-	8,796,716	8,796,716

Balance at July 31, 2021	$-	$42,575	$23,784,838	$45,551,756	$69,379,169

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2022	2021
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$1,376,675	$8,796,716

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization of property, machinery and equipment	1,470,433	1,356,277
Stock-based compensation	94,893	20,035
Restricted stock expense	49,873	13,357
Deferred income tax expense (benefit)	110,324	(38,794)
Gain on extinguishment of long-term debt	-	(6,282,973)
Amortization of intangible assets	235,762	87,122
Amortization of financing fees	79,520	18,606
Loss from disposal or sale of machinery and equipment	13,576	9,497

Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(10,952,899)	(4,970,625)
Inventories	(11,340,800)	(15,064,587)
Prepaid expenses and other assets	805,622	482,233
Refundable and prepaid income taxes	(77,448)	(58,948)
Income taxes payable	209,040	560,544
Trade accounts payable	(754,874)	14,590,175
Operating lease liabilities	(768,542)	(521,016)
Accrued expenses and wages	(1,763,440)	848,620
Deferred revenue	3,085,492	1,748,379
Net cash (used in) provided by operating activities	(18,126,793)	1,594,618

Cash flows from investing activities
Purchases of machinery and equipment	(369,415)	(2,901,827)
Advances on notes receivable	-	(1,862,000)
Net cash used in investing activities	(369,415)	(4,763,827)

Cash flows from financing activities
Payments under finance lease and sale leaseback agreements	(353,258)	(494,730)
Payments under equipment notes	(278,138)	(261,863)
Payments under building notes payable	(6,006,127)	(119,365)
Borrowings under term loan agreement	40,000,000	-
Borrowings under revolving line of credit	123,016,860	93,348,538
Payments under revolving line of credit	(135,200,692)	(89,462,832)
Payments of debt financing costs	(1,290,907)	(163,188)
Net cash provided by financing activities	19,887,738	2,846,560

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2022	2021
	(Unaudited)	(Unaudited)

Change in cash and cash equivalents	1,391,530	(322,649)
Cash and cash equivalents at beginning of period	3,054,643	3,509,229

Cash and cash equivalents at end of period	$4,446,173	$3,186,580

Supplementary disclosures of cash flow information
Cash paid for interest	$792,971	$296,405
Cash paid for income taxes	242,633	293,707
Purchase of machinery and equipment financed
under finance leases	825,826	709,877
Financing of insurance policy	99,768	65,706
Gain on extinguishment of long-term debt	-	6,282,973
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A - Description of the Business

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operate in two reportable segments as an independent provider of electronic manufacturing services (“EMS”) and a provider of products to the Pet Tech market. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech reportable segment offers electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. In connection with the production of assembled products, the EMS segment also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting. The EMS segment produces the Freedom Smart Dog Collar™ sold by the Pet Tech segment.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., and Wagz, Inc., wholly-owned foreign enterprises Suzhou SigmaTron Electronics Co. Ltd., and SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron Taiwan (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2022 is not necessarily indicative of the results that may be expected for the year ending April 30, 2023. The condensed consolidated balance sheet at April 30, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2022	2022

Finished products	$23,589,190	$22,175,641
Work-in-process	5,494,596	5,907,766
Raw materials	150,281,577	140,118,156
	179,365,363	168,201,563
Less excess and obsolescence reserve	(3,059,347)	(3,236,347)
	$176,306,016	$164,965,216

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,	July 31,
	2022	2021

Net income	$1,376,675	$8,796,716
Weighted-average shares
Basic	6,058,908	4,275,410
Effect of dilutive stock options	132,487	78,502

Diluted	6,191,395	4,353,912

Basic earnings per share	$0.23	$2.06

Diluted earnings per share	$0.22	$2.02

Options to purchase 508,519 and 513,232 shares of common stock were outstanding and exercisable at July 31, 2022 and 2021, respectively. There were no options granted during the three month period ended July 31, 2022 and 102,000 options were granted during the three month period ended July 31, 2021. There was $94,893 and $20,035 stock option expense recognized for the three month periods ended July 31, 2022 and 2021, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at July 31, 2022 and 2021 was $1,034,531 and $225,734, respectively. There were no anti-dilutive common stock equivalents and 72,643 anti-dilutive common stock equivalents at July 31, 2022 and July 31, 2021, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at July 31, 2022 and April 30, 2022:

	July 31,	April 30,
	2022	2022

Debt:
Notes Payable - Secured lenders	$84,646,545	$56,830,377
Notes Payable - Buildings	453,213	6,459,340
Notes Payable - Equipment	3,924,154	4,202,292
Unamortized deferred financing costs	(1,612,427)	(401,040)
Total debt	87,411,485	67,090,969
Less current maturities	2,874,505	6,991,567
Long-term debt	$84,536,980	$60,099,402

Finance lease obligations	$4,688,378	$4,215,810
Less current maturities	1,571,973	1,410,675
Total finance lease obligations, less current portion	$3,116,405	$2,805,135

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender provided the Company with a secured credit facility maturing on January 29, 2026, of which (a) up to $50,000,000 was available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility was secured by substantially all of SigmaTron’s assets including mortgages on its two Illinois properties.

The Facility allowed the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 3.70% per annum if in effect at July 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company was able to borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of July 31, 2022.

On November 17, 2021, the Company and Lender entered into an amendment of the Facility. The amended Facility allowed the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

Effective as of December 31, 2021, Wagz joined the Facility as a loan guarantor, and granted to the Lender a security interest in all of its assets, including its intellectual property.

On March 17, 2022, the Company and Lender entered into an amendment of the Facility. The amended Facility allowed the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $60,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances accounts arising from sales of inventory subject to bill and hold arrangements to be deemed eligible for collateral purposes, and to replace the interest rates based on the London interbank offered rate with rates based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%.

On April 25, 2022, the Company and Lender entered into an amendment of the Facility. Under the amended Facility, Lender extended a term loan to the Company in the principal amount of $5,000,000 (the “FILO Term Loan”), the interest on which was based on (i) the “Adjusted Term SOFR Rate” for a one-month Interest Period (each, as defined in the Agreement), plus (ii) an applicable margin of 4.0% (effectively 5.70% per annum at July 31, 2022). The FILO Term Loan would have matured within 120 days from the date of the amendment. The amount outstanding as of April 30, 2022 was $5,000,000. There were no issuance costs associated with the FILO Term Loan. On July 18, 2022, a portion of the proceeds of the TCW Term Loan (as defined below) was used to pay in full the FILO Term Loan extended by Lender. The amount outstanding as of July 31, 2022 was $0.

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the Agreement by entering into an Amended and Restated Credit Agreement (“Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The maturity date of the Facility was extended to July 18, 2027. Deferred financing costs of $208,407 and $128,733 were capitalized during the three month period ended July 31, 2022 and during the fiscal year ended April 30, 2022, respectively, which are amortized over the term of the Agreement. As of July 31, 2022, there was $43,875,455 outstanding and $16,465,162 of unused availability under the revolving Facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at April 30, 2022. As of July 31, 2022

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

and April 30, 2022, the unamortized amount offset against outstanding debt was $547,969 and $393,503, respectively.

In connection with the closing of the Credit Agreement, Lender and TCW Asset Management Company LLC, as administrative agent under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the Credit Agreement and the Term Loan Agreement.

The Facility under the Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) unless Lender requests a pledge thereof following July 18, 2022, the equity interests of SigmaTron’s foreign subsidiaries.

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of July 31, 2022, was $40,000,000. Deferred financing costs of $1,082,500 were capitalized during the three month period ended July 31, 2022. As of July 31, 2022, the unamortized amount offset against outstanding debt was $1,064,458.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory, (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statements of Income, in the three months ended July 31, 2021, as a non-cash gain upon extinguishment of long-term debt.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,334,579 as of July 31, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8% per annum. There was $771,090 outstanding under the facility at July 31, 2022 compared to an outstanding balance of $438,219 at April 30, 2022.

Notes Payable – Buildings

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans required the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5% (effectively 4.20% per annum if in effect at July 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which were amortized over the term of the Agreement. As of July 31, 2022, the unamortized amount included as a reduction to long-term debt was $0. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. The outstanding balance was $0 at July 31, 2022 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $453,213 and $464,895 at July 31, 2022 and April 30, 2022, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 1, 2022 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through May 2027, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25% per annum.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of July 31, 2022, are as follows:

		Secured lenders	Building	Equipment	Total

For the remaining 9 months of the fiscal year ending April 30:	2023	$1,521,090	$36,070	$783,129	$2,340,289
For the fiscal years ending April 30:	2024	1,000,000	50,571	1,047,590	2,098,161
	2025	1,750,000	53,557	1,126,822	2,930,379
	2026	2,000,000	56,719	755,095	2,811,814
	2027	76,763,028	60,068	196,282	77,019,378
	2028	-	63,614	15,236	78,850
	Thereafter	-	132,614	-	132,614
		$83,034,118	$453,213	$3,924,154	$87,411,485

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the outstanding lease agreements mature through July 1, 2026, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Note F - Income Tax

The income tax expense was $529,400 for the three month period ended July 31, 2022 compared to an income tax expense of $756,945 for the same period in the prior fiscal year. The Company’s effective tax rate was 27.77% and 7.92% for the quarters ended July 31, 2022 and 2021, respectively. The increase in effective tax rate is due primarily to tax exempt income recognized during the three month period ended July 31, 2022.

SigmaTron International, Inc.

July 31, 2022

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

After SigmaTron’s merger with Wagz, Inc. (“Wagz”), SigmaTron and Wagz (collectively, the “Company”) will file tax returns on a consolidated basis for periods ending after the merger. In evaluating the consolidated group’s ability to recover its deferred tax assets on a consolidated basis, and considering historical operating results of both companies, the consolidated group’s deferred tax assets are not more likely than not to be realized. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. The Company has established a valuation allowance of $4,129,312 on its federal and state NOL carryforwards and other U.S. deferred tax assets as of July 31, 2022. The Company had also established a valuation allowance of $334,203 on NOLs attributable to its Vietnam subsidiary as of July 31, 2022. Based on historical losses and forecasted future earnings, the Company had determined that the tax benefit from such assets are more likely than not to be realized. The Company’s valuation allowance was $4,463,515 and $4,543,819 as of July 31, 2022 and April 30, 2022, respectively.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $11,038,000 as of July 31, 2022.

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

July 31, 2022

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

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended
	July 31,	July 31,
Net trade sales by end-market	2022	2021
Industrial Electronics	$70,329,487	$47,244,892
Consumer Electronics	28,898,205	32,603,876
Medical / Life Sciences	6,345,164	5,890,666
Total Net Trade Sales	$105,572,856	$85,739,434

During the three month period ending July 31, 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at July 31, 2022. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of July 31, 2022, with an expected duration of greater than one year.

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

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company’s valuation allowance was $4,463,515 and $4,543,819 as of July 31, 2022 and April 30, 2022, respectively.

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

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases

The Company leases office and warehouse space, vehicles and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years. At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in Topic 842 “Leases” to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if the Company has the right to direct the use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to direct the use of an underlying asset, the Company considers if it has the right to direct how and for what purpose the asset is used throughout the period of use and if it controls the decision-making rights over the asset.

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

Operating leases are included in other assets, current operating lease obligations, and operating lease obligations (less current portion) on the Company’s consolidated balance sheet. Finance leases are included in property, plant and equipment and current and long-term portion of finance lease obligations on the Company’s consolidated balance sheet. Short term leases with an initial term of 12 months or less are not presented on the balance sheet as expense is recognized as incurred.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		July 31,	April 30,
	Classification	2022	2022
Operating Leases:
Right-of-use Assets	Right-of-use assets	$10,190,384	$10,946,764
Operating lease current liabilities	Current portion of operating lease obligations	3,583,167	3,508,864
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	7,061,053	7,903,898
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	5,852,713	5,561,243
Finance lease current liabilities	Current portion of finance lease obligations	1,571,973	1,410,675
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	3,116,405	2,805,135

The components of lease expense for the three month periods ended July 31, 2022 and 2021, are as follows:

		Three Months	Three Months
		Ended	Ended
	Expense	July 31,	July 31,
	Classification	2022	2021
Operating Leases:
Operating lease cost	Operating	623,811	591,358
Variable lease cost	Operating	54,815	97,354
Short term lease cost	Operating	2,250	1,800
Finance Leases:
Amortization of right-of-use assets	Operating	571,103	594,103
Interest expense	Interest	63,614	66,404
Total		1,315,593	1,351,019

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The weighted average lease term and discount rates for the quarters ended July 31, 2022 and 2021, are as follows:

	July 31,	July 31,
	2022	2021
Operating Leases:
Weighted average remaining lease term (months)	43.42	52.90
Weighted average discount rate	3.2%	3.1%
Finance Leases:
Weighted average remaining lease term (months)	36.35	23.98
Weighted average discount rate	9.5%	8.2%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 9 months of the fiscal year ending April 30:
2023	$2,750,230	$1,519,665
For the fiscal years ending April 30:
2024	3,155,392	1,662,035
2025	2,492,455	1,441,187
2026	2,018,560	773,919
2027	445,298	60,875
2028	74,382	-
Thereafter	133,717	-
Total undiscounted lease payments	11,070,034	5,457,681
Present value discount, less interest	425,814	769,303
Lease liability	$10,644,220	$4,688,378

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the three months ended July 31, 2022 and 2021 are as follows:

	Three Months Ended
	July 31,	July 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	63,614	66,404
Operating cash flows from operating leases	86,633	101,667
Financing cash flows from finance leases	353,258	494,730
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	825,826	709,877
Right-of-use assets obtained in exchange for operating lease liabilities	756,380	758,523

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

Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. The Company's 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235 within the Statements of Income during fiscal year 2022.

Pursuant to the Merger Agreement, 2,443,870 shares of common stock of the Company were issued in the merger for a value of $25,245,177, of which 1,546,592 shares are allocated to Wagz shareholders (excluding the Company) for a total value of $15,976,295, and 897,278 shares are allocated to the Company and treated as treasury stock for a total value of $9,268,881, recorded in the Statements of Changes in Stockholders’ Equity for the fiscal year 2022. The treasury shares were retired as of April 30, 2022.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Acquisition – Continued

The following table summarizes the consideration for the acquisition of Wagz:

Consideration
Issuance of 1,546,592 common stock of SigmaTron	$15,976,295
Fair value of consideration transferred	15,976,295
Secured Promissory Notes	1,380,173
Fair value of SigmaTron's equity interest in Wagz held prior to the business combination	6,299,765
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

SigmaTron International, Inc.

July 31, 2022

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

Note K – Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2022 and April 30, 2022, as follows:

	July 31, 2022			April 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Spitfire:
Non-contractual customer relationship	4,690,000	(3,125,085)	1,564,915	4,690,000	(3,039,837)	1,650,163
Wagz:
Trade name	1,230,000	(35,875)	1,194,125	1,230,000	(20,500)	1,209,500
Patents	9,730,000	(315,324)	9,414,676	9,730,000	(180,185)	9,549,815
Total	$15,650,000	$(3,476,284)	$12,173,716	$15,650,000	$(3,240,522)	$12,409,478

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note K – Intangible Assets – Continued

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2040, for the remaining periods as of July 31, 2022, are as follows:

For the remaining 9 months of the fiscal year ending April 30:	2023	$705,423
For the fiscal years ending April 30:	2024	933,898
	2025	926,758
	2026	919,751
	2027	912,956
	Thereafter	7,774,930
		$12,173,716

Amortization expense was $235,762 and $87,122 for the three month periods ended July 31, 2022 and July 31, 2021, respectively.

Note L – Segment and Geographic Area Information

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

The EMS reportable segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the EMS segment provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting. The EMS segment produces the Freedom Smart Dog Collar™ sold by the Pet Tech segment.

The Pet Tech reportable segment offers electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The CODM allocates resources to and evaluates the performance of each operating segment based on operating income.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments.

	Three Months Ended July 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (1)	$105,189,979	$382,877	$105,572,856

Operating income (loss)	5,047,378	(2,223,561)	2,823,817

Other income			(35,816)
Interest expense, net			953,558
Income before income taxes			$1,906,075

Purchases of machinery and equipment	1,134,998	60,243	1,195,241

Depreciation and amortization of property, machinery and equipment	1,451,780	18,653	1,470,433

Amortization of intangible assets	85,248	150,514	235,762

Identifiable assets	$292,367,580	$23,685,666	$316,053,246

	Three Months Ended July 31, 2021
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$85,739,434	$-	$85,739,434

Operating income	3,471,463	-	3,471,463

Gain on extinguishment of long-term debt			(6,282,973)
Other income			(37,141)
Interest expense, net			237,916
Income before income taxes			$9,553,661

Purchases of machinery and equipment	3,611,704	-	3,611,704

Depreciation and amortization of property, machinery and equipment	1,356,277	-	1,356,277

Amortization of intangible assets	87,122	-	87,122

Identifiable assets	$217,587,993	$-	$217,587,993

(1)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $83,516 have been eliminated.

SigmaTron International, Inc.

July 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Three Months Ended
	July 31,	July 31,
	2022	2021
Net sales:
U.S.	$25,890,629	$18,984,369
China	13,592,386	12,030,679
Vietnam	3,592,644	3,974,931
Mexico	62,497,197	50,749,455
Total net sales	$105,572,856	$85,739,434

Tangible long-lived assets include property, plant and equipment and operating lease assets consisted of the following at July 31, 2022 and April 30, 2022:

	July 31,	April 30,
	2022	2022
Tangible long-lived assets, net:
U.S.	$21,529,540	$21,968,745
China	4,864,734	4,778,610
Mexico	18,308,523	19,606,131
Other	1,172,033	566,493
Total tangible long-lived assets, net	$45,874,831	$46,919,979

SigmaTron International, Inc.

July 31, 2022

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., Wagz, Inc. (“Wagz”), wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and SigmaTron Electronic Technology Co., Ltd. and international procurement office SigmaTron Taiwan branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination (including the December 2021 acquisition of Wagz); the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a disruption to the Company’s global supply chain, and caused plant closings or reduced operations thus reducing output at those facilities; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russia invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

July 31, 2022

Overview:

The Company operates in two reportable segments as an independent provider of EMS, and as a provider of products to the Pet Tech market. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products.

In connection with the production of assembled products, the EMS segment provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting. The Company provides these services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan.

The Pet Tech reportable segment offers electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. The EMS segment produces the Freedom Smart Dog Collar™ sold by the Pet Tech segment.

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

Sales can be an unreliable indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three month periods ended July 31, 2022 and July 31, 2021.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

On December 31, 2021, the Company acquired 100% of the stock of Wagz under the terms of the Agreement and Plan of Merger dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Wagz has developed and brought to market a high tech pet collar and has multiple other products in

SigmaTron International, Inc.

July 31, 2022

development. Wagz is an IoT company which both owns intellectual property and secures recurring revenue through subscriptions for its services. The results of Wagz have been included in the Company's consolidated financial results since the date of acquisition. The total consideration for the acquisition of Wagz was $23,656,233. The Company began its Pet Technology operations after the December 2021 acquisition of Wagz.

The Company reported a strong quarter, despite the challenges presented by the ongoing global supply chain issues.  Pre-tax income for the three months ended July 31, 2022 was $1,906,075, which included an expected pre-tax loss of $2,223,561 for our Pet Tech Segment IoT start-up business acquired in December 2021. Pre-tax income for the three months ended July 31, 2021 was $9,553,661, which included forgiveness of the Company’s Small Business Administration Paycheck Protection Program Loan in the amount of $6,282,973. The Company recorded revenue of $105,572,856 and $85,739,434 in the three months ended July 31, 2022 and July 31, 2021, respectively.

The backlog for the EMS segment remains strong and growing. Despite the continuing challenges in the electronic component marketplace, sales are running at record levels for the Company. The Company continues to see strength in the industrial marketplace. Existing customers are slowly launching new products and the Company has several new opportunities that look promising. Unfortunately, it sees no end in sight to the supply chain challenges that we have been dealing with for at least 18 months and none of the semiconductor companies are suggesting otherwise. The challenges will certainly continue for the balance of fiscal 2023, based on what is known at this time. This causes inventory to grow significantly and puts pressure on cash flow. It also leads to manufacturing inefficiencies due to the uncertainty of when parts will be received.

The Pet Tech Segment, had a loss for the first quarter as anticipated. The segment continues to make progress with the performance of the Freedom Smart Dog Collar™, as well as a new product that will be introduced early next year. It is also working on related products, with several large OEM’s and interest in Pet Tech remains strong.

SigmaTron International, Inc.

July 31, 2022

Results of Operations:

Consolidated Results

The following table sets forth the Company’s consolidated results of operations for the periods indicated.

	Three Months Ended
	July 31,	July 31,
	2022	2021

Net sales	$105,572,856	$85,739,434
Cost of products sold	93,887,821	76,156,956
Gross profit	11,685,035	9,582,478
Selling and administrative expenses	8,861,218	6,111,015
Impairment of notes receivable and investment	-	-
Operating income	2,823,817	3,471,463
Gain on extinguishment of long-term debt	-	(6,282,973)
Other income	(35,816)	(37,141)
Interest expense, net	953,558	237,916
Income before income tax expense	1,906,075	9,553,661
Income tax expense	529,400	756,945
Net income	$1,376,675	$$8,796,716

Net Sales

Net sales increased $19,833,422, or 23.1%, to $105,572,856 for the three month period ended July 31, 2022, compared to $85,739,434 for the same period in the prior fiscal year. The Company’s sales increased for the three month period ended July 31, 2022, in industrial electronics and medical/life science compared to the same period in the prior fiscal year. The increase in sales was partially offset by a decrease in sales in consumer electronics. Net sales were higher due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the three month period ended July 31, 2022.

Costs of products sold

Cost of products sold increased $17,730,865, or 23.3%, to $93,887,821 (88.9% of net sales) for the three month period ended July 31, 2022, compared to $76,156,956 (88.8% of net sales) for the same period in the prior fiscal year. The increase was primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the three month period ended July 31, 2022, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

SigmaTron International, Inc.

July 31, 2022

Gross profit

Gross profit margin was 11.1% of net sales, for the three month period ended July 31, 2022, compared to 11.2% for the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $2,750,203, or 45.0% to $8,861,218 (8.4% of net sales) for the three month period ended July 31, 2022, compared to $6,111,015 (7.1% of net sales) for the same period in the prior fiscal year. Of the $2,750,203 increase, $2,331,376 relates to the Wagz business, acquired on December 31, 2021, and therefore, comparable information is not available for the three months ended July 31, 2021. In addition, selling and administrative expenses increased for the three month period ended July 31, 2022, due to an increase in other professional fees related to the new and amended credit agreements finalized during the first quarter of fiscal year 2023, and higher costs due to inflationary pressures.

Interest expense, net

Interest expense, net, increased to $953,558 for the three month period ended July 31, 2022, compared to $237,916 for the same period in the prior fiscal year. The increase relates to higher average borrowings as well as increased interest rates for the three month period ended July 31, 2022.

Income tax expense

Income tax expense decreased $227,545 to $529,400 for the three month period ended July 31, 2022, compared to $756,945 for the same period in the prior fiscal year. The effective tax rate increased to 27.77% for the three month period ended July 31, 2022, compared to 7.92% for the same period in the prior fiscal year due to tax exempt income recognized due to the gain on extinguishment of the PPP Loan.

Net Income

Net income decreased $7,420,041, or 84.4%, to $1,376,675 for the three month period ended July 31, 2022, compared to $8,796,716 for the same period in the prior fiscal year. A substantial part of the decrease in net income was attributable to the one-time extinguishment of the PPP Loan in the amount of $6,282,973 that was recorded as income during the three month period ended July 31, 2021. In addition, net income decreased in the first quarter of fiscal year 2023, due to the Pet Tech Segment, which incurred a loss of $2,223,561 during the quarter.

SigmaTron International, Inc.

July 31, 2022

EMS Segment

The following table sets forth the Company’s results of operations for the EMS Segment for the periods indicated.

	Three Months Ended
	July 31,	July 31,
	2022	2021

Net sales	$105,189,979	$85,739,434
Cost of products sold	93,612,759	76,156,956
Gross profit	11,577,220	9,582,478
Selling and administrative expenses	6,529,842	6,111,015
Operating income	$5,047,378	$3,471,463

Net Sales

Net sales increased $19,450,545, or 22.7%, to $105,189,979 for the three month period ended July 31, 2022, compared to $85,739,434 for the same period in the prior fiscal year. The Company’s sales increased for the three month period ended July 31, 2022, in industrial electronics and medical/life science compared to the prior year. The increase in sales was partially offset by a decrease in sales in consumer electronics. Net sales were higher due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the three month period ended July 31, 2022.

Costs of products sold

Cost of products sold increased $17,455,803, or 22.9%, to $93,612,759 (89.0% of net sales) for the three month period ended July 31, 2022, compared to $76,156,956 (88.8% of net sales) for the same period in the prior fiscal year. The increase was primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the three month period ended July 31, 2022, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

Gross profit

Gross profit margin was 11.0% of net sales, for the three month period ended July 31, 2022, compared to 11.2% for the same period in the prior fiscal year.

SigmaTron International, Inc.

July 31, 2022

Selling and administrative expenses

Selling and administrative expenses increased $418,827, or 6.9% to $6,529,842 (6.2% of net sales) for the three month period ended July 31, 2022, compared to $6,111,015 (7.1% of net sales) for the same period in the prior fiscal year. Selling and administrative expenses increased for the three month period ended July 31, 2022, due to an increase in other professional fees, related to the new and amended credit agreements finalized during the first quarter of fiscal year 2023, and higher costs due to inflationary pressures.

Operating income

Operating income increased $1,575,915, or 45.4%, to $5,047,378 (4.8% of net sales) for the three month period ended July 31, 2022, compared to $3,471,463 (4.0% of net sales) for the same period in the prior fiscal year. The increase was primarily due to higher sales, partially offset by higher material, logistics and other operating costs.

Pet Tech Segment

Wagz was acquired on December 31, 2021, and therefore does not have comparable financial results for the three month period ended July 31, 2021.

The following table sets forth the Company’s consolidated results of operations for the Pet Tech Segment for the periods indicated.

	Three Months Ended
	July 31,	July 31,
	2022	2021

Net sales	$382,877	$-
Cost of products sold	275,062	-
Gross profit	107,815	-
Selling and administrative expenses	2,331,376	-
Operating loss	$(2,223,561)	$-

Net sales

Net sales were $382,877 for the three month period ended July 31, 2022. Sales for the period are primarily comprised of hardware and accessories, as well as recurring subscription revenue. The Pet Tech Segment experienced supply chain issues, causing certain inventory shortages during the first quarter of fiscal year 2023, which affected hardware sales. Those specific supply chain issues were resolved in late June 2022.

Cost of products sold

Cost of products sold was $275,062 (71.8% of net sales) for the three month period ended July 31, 2022.

SigmaTron International, Inc.

July 31, 2022

Gross profit

Gross profit margin was $107,815 (28.2% of net sales) for the three month period ended July 31, 2022.

Selling and administrative expenses

Selling and administrative expenses were $2,331,376 for the three month period ended July 31, 2022. Selling and administrative cost are primarily comprised of research and development costs, selling and marketing expenses, as well as general and administrative expenses.

Operating loss

Operating loss for the three month period ended July 31, 2022 was $2,223,561.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $18,126,793 for the three months ended July 31, 2022, compared to cash flow provided by operating activities of $1,594,618 for the same period in the prior fiscal year. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $11,340,800 and $10,952,899, respectively. Cash flow from operating activities was offset by an increase in deferred revenue in the amount of $3,085,492. The increase in inventory is the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component marketplace made it difficult to obtain some components to complete assemblies for shipping. The increase in accounts receivable is the result of an increase in net sales.

Cash flow provided by operating activities was $1,594,618 for the three months ended July 31, 2021, which included the effect of the extinguishment of the PPP Loan debt. Cash flow provided by operating activities was primarily the result of an increase in both accounts payable and deferred revenue in the amount of $14,590,175 and $1,748,379, respectively. Cash flow from operating activities was offset by an increase in both inventory and accounts receivable in the amount of $15,064,587 and $4,970,625, respectively.

Investing Activities.

Cash used in investing activities was $369,415 for the three months ended July 31, 2022. During the first three months of fiscal year 2023 the Company purchased $369,415 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Cash used in investing activities was $4,763,827 for the three months ended July 31, 2021. During the first three months of fiscal year 2022, the Company purchased $2,901,827 in machinery and equipment used in the ordinary course of business. The Company made additional machinery and

SigmaTron International, Inc.

July 31, 2022

equipment purchases of $1,847,712 during the balance of fiscal year 2022. During the first three months of fiscal year 2022 the Company made advances of $1,862,000 to Wagz.

Financing Activities.

Cash provided by financing activities of $19,887,738 for the first three months ended July 31, 2022, was primarily the result of net borrowings under the line of credit.

Cash provided by financing activities of $2,846,560 for the first three months ended July 31, 2021, was primarily the result of net borrowings under the line of credit.

Financing Summary.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender provided the Company with a secured credit facility maturing on January 29, 2026, of which (a) up to $50,000,000 was available on a revolving loan basis, and (b) an aggregate of $6,500,000 was borrowed pursuant to two term loans (the “Facility”). The Facility was secured by substantially all of SigmaTron’s assets including mortgages on its two Illinois properties.

The Facility allowed the Company to choose among interest rates at which it may borrow funds for revolving loans:  “CBFR Loans,” the interest on which is based on (A) the “REVLIBOR30 Rate” (as defined in the Agreement) unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.0% (effectively 3.70% per annum if in effect at July 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.0%.  Under the revolving portion of the Facility, the Company was able to borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Under the Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. The Company was not in a FCCR trigger period as of July 31, 2022.

On November 17, 2021, the Company and Lender entered into an amendment of the Facility. The amended Facility allowed the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $53,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances customer deposits to be deemed eligible for collateral purposes.

SigmaTron International, Inc.

July 31, 2022

Effective as of December 31, 2021, Wagz joined the Facility as a loan guarantor, and granted to the Lender a security interest in all of its assets, including its intellectual property.

On March 17, 2022, the Company and Lender entered into an amendment of the Facility. The amended Facility allowed the Company to borrow under the revolving portion of the Facility up to the lesser of (i) $60,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. Further, the Facility was amended to allow in some circumstances accounts arising from sales of inventory subject to bill and hold arrangements to be deemed eligible for collateral purposes, and to replace the interest rates based on the London interbank offered rate with rates based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%.

On April 25, 2022, the Company and Lender, entered into an amendment of the Facility. Under the amended Facility, Lender extended a term loan to the Company in the principal amount of $5,000,000 (the “FILO Term Loan”), the interest on which was based on (i) the “Adjusted Term SOFR Rate” for a one-month Interest Period (each, as defined in the Agreement), plus (ii) an applicable margin of 4.0% (effectively 5.70% per annum at July 31, 2022). The FILO Term Loan would have matured within 120 days from the date of the amendment. The amount outstanding as of April 30, 2022 was $5,000,000. There were no issuance costs associated with the FILO Term Loan. On July 18, 2022, a portion of the proceeds of the TCW Term Loan (as defined below) was used to pay in full the FILO Term Loan extended by Lender. The amount outstanding as of July 31, 2022 was $0.

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the Agreement by entering into an Amended and Restated Credit Agreement (“Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The Facility bears interest at the adjusted REVSOFR30 rate (as defined in the Credit Agreement). The interest rate per annum applicable to the Facility will be the Adjusted Term SOFR Rate (“SOFR”), plus the Applicable Margin of 2.0%. The maturity date of the Facility was extended to July 18, 2027. Deferred financing costs of $208,407 and $128,733 were capitalized during the three month period ended July 31, 2022 and during the fiscal year ended April 30, 2022, respectively, which are amortized over the term of the Agreement. As of July 31, 2022, there was $43,875,455 outstanding and $16,465,162 of unused availability under the revolving Facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at April 30, 2022. As of July 31, 2022 and April 30, 2022, the unamortized amount offset against outstanding debt was $547,969 and $393,503, respectively.

In connection with the closing of the Credit Agreement, Lender and TCW Asset Management Company LLC, as administrative agent under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the Credit Agreement and the Term Loan Agreement.

The Facility under the Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s: (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain

SigmaTron International, Inc.

July 31, 2022

other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) unless Lender requests a pledge thereof following July 18, 2022, the equity interests of SigmaTron’s foreign subsidiaries.

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of July 31, 2022, was $40,000,000. Deferred financing costs of $1,082,500 were capitalized during the three month period ended July 31, 2022. As of July 31, 2022, the unamortized amount offset against outstanding debt was $1,064,458.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory, (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statements of Income as a non-cash gain upon extinguishment of long-term debt.

On March 15, 2019, the Company’s wholly-owned subsidiary, SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,334,579 as of July 31, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8% per annum. There was $771,090 outstanding under the facility at July 31, 2022 compared to an outstanding balance of $438,219 at April 30, 2022.

SigmaTron International, Inc.

July 31, 2022

Notes Payable – Buildings

The Company’s Facility with Lender, entered into on January 29, 2021, also included two term loans, in the aggregate principal amount of $6,500,000. The loans required the Company to pay aggregate principal payments in the amount of $36,111 per month for 60 months, plus monthly payments of interest thereon at (A) the REVLIBOR30 Rate, unless the REVLIBOR30 Rate is not available, in which case the interest is generally the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., plus (B) an applicable margin of 2.5% (effectively 4.20% per annum if in effect at July 31, 2022); or “Eurodollar Loans,” the interest on which is based on (X) an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the LIBO Rate (as defined in the Agreement) for any interest period multiplied by the Standard Reserve Rate (as defined in the Agreement) plus (Y) an applicable margin of 2.5%. Deferred financing costs of $10,050 were capitalized during fiscal year 2021 which were amortized over the term of the Agreement. As of July 31, 2022, the unamortized amount included as a reduction to long-term debt was $0. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. The outstanding balance was $0 at July 31, 2022 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $453,213 and $464,895 at July 31, 2021 and April 30, 2022, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 1, 2022 through May 1, 2023, with quarterly installment payments ranging from $11,045 to $37,941 and a fixed interest rate ranging from 6.65% to 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through May 2027, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate of 8.25% per annum.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the outstanding lease agreements mature through July 1, 2026, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and

SigmaTron International, Inc.

July 31, 2022

New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the three month period ended July 31, 2022, resulted in net foreign currency transaction losses of $243,316 compared to net foreign currency losses of approximately $54,385 for the same period in the prior year. During the first three months of fiscal year 2023, the Company paid approximately $17,560,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $11,038,000 as of July 31, 2022.

Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believes that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have been challenging. Prices for raw materials necessary for production have fluctuated significantly in the past and the Company is currently experiencing upward pricing pressure on raw materials. The Company anticipates supply chain and raw material price volatility will continue during fiscal 2023.

Off-balance Sheet Transactions:

The Company has no off-balance sheet transactions.

SigmaTron International, Inc.

July 31, 2022

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of July 31, 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2022.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2022, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

July 31, 2022

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SigmaTron International, Inc.

July 31, 2022

Item 6.Exhibits.

10.1

Amended and Restated Credit Agreement dated July 18, 2022, by and among SigmaTron International, Inc., Wagz, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2022.

10.2

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

July 31, 2022

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 13, 2022

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	September 13, 2022

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)