Form 10-Q
period 2022-10-31
SIGMATRON INTERNATIONAL INC
filed 2022-12-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

October 31, 2022

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 8, 2022: 6,071,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	October 31,
	2022	April 30,
	(Unaudited)	2022

Current assets:
Cash and cash equivalents	$2,388,653	$3,054,643

Accounts receivable, less allowance for doubtful accounts of
$100,000 at October 31, 2022 and April 30, 2022	47,591,181	41,153,248
Inventories, net	176,116,265	164,965,216
Prepaid expenses and other assets	1,498,256	2,213,895
Refundable and prepaid income taxes	645,833	1,238,973
Other receivables	5,646,815	6,318,164

Total current assets	233,887,003	218,944,139

Property, machinery and equipment, net	34,911,929	35,973,215

Intangible assets, net	11,938,574	12,409,478
Goodwill	13,320,534	13,320,534
Deferred income taxes	662,159	856,863
Right-of-use assets	9,331,783	10,946,764
Other assets	1,151,638	1,180,284

Total other long-term assets	36,404,688	38,713,923

Total assets	$305,203,620	$293,631,277

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$80,335,808	$96,039,209
Accrued wages	8,718,999	9,180,582
Accrued expenses	3,406,067	3,172,922
Income taxes payable	1,295,845	802,556
Deferred revenue	13,421,645	11,394,820
Current portion of long-term debt	2,186,422	6,991,567
Current portion of finance lease obligations	1,674,002	1,410,675
Current portion of operating lease obligations	3,468,613	3,508,864

Total current liabilities	114,507,401	132,501,195

Long-term debt, less current portion	89,281,863	60,099,402
Income taxes payable	267,998	357,331
Deferred income taxes	578,732	578,732
Finance lease obligations, less current portion	3,376,887	2,805,135
Operating lease obligations, less current portion	6,276,154	7,903,898
Other long-term liabilities	92,902	1,051,587

Total long-term liabilities	99,874,536	72,796,085

Total liabilities	214,381,937	205,297,280

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	October 31,
	2022	April 30,
	(Unaudited)	2022

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,071,288 and 6,026,788 shares issued and
outstanding at October 31, 2022 and April 30, 2022, respectively	60,470	60,379
Capital in excess of par value	41,893,458	41,654,410
Retained earnings	48,867,755	46,619,208

Total stockholders' equity	90,821,683	88,333,997

Total liabilities and stockholders' equity	$305,203,620	$293,631,277

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$108,676,743	$100,216,614	$214,249,599	$185,956,048
Cost of products sold	95,362,730	88,439,028	189,250,551	164,595,984

Gross profit	13,314,013	11,777,586	24,999,048	21,360,064

Selling and administrative expenses	9,245,157	6,805,756	18,106,375	12,916,771

Operating income	4,068,856	4,971,830	6,892,673	8,443,293

Gain on extinguishment of long-term debt	-	-	-	(6,282,973)
Other income	(35,814)	(36,562)	(71,630)	(73,703)
Interest expense, net	1,976,831	344,675	2,930,389	582,591
Income before income tax expense	2,127,839	4,663,717	4,033,914	14,217,378

Income tax expense	1,255,967	1,513,512	1,785,367	2,270,457

Net income	$871,872	$3,150,205	$2,248,547	$11,946,921

Earnings per share – basic	$0.14	$0.73	$0.37	$2.78

Earnings per share – diluted	$0.14	$0.69	$0.37	$2.69

Weighted average shares of common stock outstanding
Basic	6,071,288	4,313,623	6,065,098	4,294,517

Weighted average shares of common stock outstanding
Diluted	6,145,223	4,553,899	6,159,265	4,445,289

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended October 31, 2022 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

Recognition of stock-based compensation	-	-	94,893	-	94,893

Restricted stock awards	-	55	49,818	-	49,873

Net income	-	-	-	1,376,675	1,376,675

Balance at July 31, 2022	$-	$60,434	$41,799,121	$47,995,883	$89,855,438

Recognition of stock-based compensation	-	-	76,568	-	76,568

Restricted stock awards	-	36	17,769	-	17,805

Net income	-	-	-	871,872	871,872

Balance at October 31, 2022	$-	$60,470	$41,893,458	$48,867,755	$90,821,683

For the six months ended October 31, 2021 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2021	$-	$42,560	$23,751,461	$36,755,040	$60,549,061

Recognition of stock-based compensation	-	-	20,035	-	20,035

Restricted stock awards	-	15	13,342	-	13,357

Net income	-	-	-	8,796,716	8,796,716

Balance at July 31, 2021	$-	$42,575	$23,784,838	$45,551,756	$69,379,169

Recognition of stock-based compensation	-	-	122,885	-	122,885

Exercise of stock options	-	897	425,655	-	426,552

Restricted stock awards	-	37	18,524	-	18,561

Net income	-	-	-	3,150,205	3,150,205

Balance at October 31, 2021	$-	$43,509	$24,351,902	$48,701,961	$73,097,372

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2022	2021
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$2,248,547	$11,946,921

Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization of property, machinery and equipment	2,919,066	2,773,922
Stock-based compensation	171,461	142,920
Restricted stock expense	67,678	31,918
Deferred income tax expense (benefit)	194,704	(92,925)
Gain on extinguishment of long-term debt	-	(6,282,973)
Amortization of intangible assets	470,904	173,610
Amortization of financing fees	169,482	37,208
Loss from disposal or sale of machinery and equipment	13,673	9,618

Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(6,437,933)	(16,341,244)
Inventories	(11,151,049)	(35,078,520)
Prepaid expenses and other assets	3,104,483	468,470
Refundable and prepaid income taxes	593,140	(108,655)
Income taxes payable	403,956	100,033
Trade accounts payable	(15,703,401)	24,062,801
Operating lease liabilities	(1,667,995)	(1,287,382)
Accrued expenses and wages	(1,260,991)	2,407,671
Deferred revenue	2,026,825	6,366,871
Net cash used in operating activities	(23,837,450)	(10,669,736)

Cash flows from investing activities
Purchases of machinery and equipment	(271,997)	(3,107,854)
Advances on notes receivable	-	(3,962,000)
Net cash used in investing activities	(271,997)	(7,069,854)

Cash flows from financing activities
Proceeds from the exercise of common stock options	-	426,552
Proceeds under equipment notes	416,728	1,159,275
Payments under finance lease and sale leaseback agreements	(764,377)	(952,597)
Payments under equipment notes	(539,383)	(527,004)
Payments under building notes payable	(6,017,979)	(238,889)
Borrowings under term loan agreement	40,000,000	-
Payments under term loan agreement	(250,000)	-
Borrowings under revolving line of credit	245,043,994	208,787,919
Payments under revolving line of credit	(252,957,625)	(191,986,249)
Payments of debt financing costs	(1,487,901)	(18,300)
Net cash provided by financing activities	23,443,457	16,650,707

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2022	2021
	(Unaudited)	(Unaudited)

Change in cash and cash equivalents	(665,990)	(1,088,883)
Cash and cash equivalents at beginning of period	3,054,643	3,509,229

Cash and cash equivalents at end of period	$2,388,653	$2,420,346

Supplementary disclosures of cash flow information
Cash paid for interest	$2,480,985	$649,607
Cash paid for income taxes	567,282	2,382,322
Purchase of machinery and equipment financed
under finance leases	1,599,456	1,558,579
Financing of insurance policy	73,868	295,052
Gain on extinguishment of long-term debt	-	6,282,973
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2022

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., and Wagz, Inc., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron International Inc. Taiwan Branch (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2022 is not necessarily indicative of the results that may be expected for the year ending April 30, 2023. The condensed consolidated balance sheet at April 30, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022.

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note C - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2022	2022

Finished products	$25,837,505	$22,175,641
Work-in-process	5,125,048	5,907,766
Raw materials	148,163,059	140,118,156
	179,125,612	168,201,563
Less excess and obsolescence reserve	(3,009,347)	(3,236,347)
	$176,116,265	$164,965,216

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2022	2021	2022	2021

Net income	$871,872	$3,150,205	$2,248,547	$11,946,921
Weighted-average shares
Basic	6,071,288	4,313,623	6,065,098	4,294,517
Effect of dilutive stock options	73,935	240,276	94,167	150,772

Diluted	6,145,223	4,553,899	6,159,265	4,445,289

Basic earnings per share	$0.14	$0.73	$0.37	$2.78

Diluted earnings per share	$0.14	$0.69	$0.37	$2.69

Options to purchase 508,519 and 429,561 shares of common stock were outstanding and exercisable at October 31, 2022 and 2021, respectively. There were no options granted during the three and six month periods ended October 31, 2022 and 102,000 options were granted during the six month period ended October 31, 2021. There was $76,568 and $122,885 stock option expense recognized for the three month periods ended October 31, 2022 and 2021, respectively. There was $171,461 and $142,920 stock option expense recognized for the six month periods ended October 31, 2022 and 2021, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at October 31, 2022 and 2021 was $848,916 and $102,849, respectively. There were 40,798 anti-dilutive common stock equivalents and no anti-dilutive common stock equivalents for the three month period ended October 31, 2022 and 2021, respectively, which have been excluded

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity - Continued

from the calculation of diluted earnings per share. There were 6,251 anti-dilutive common stock equivalents and no anti-dilutive common stock equivalents for the six month period ended October 31, 2022 and 2021, respectively, which have been excluded from the calculation of diluted earnings per share.

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at October 31, 2022 and April 30, 2022:

	October 31,	April 30,
	2022	2022

Debt:
Notes Payable - Secured lenders	$88,666,746	$56,830,377
Notes Payable - Buildings	441,361	6,459,340
Notes Payable - Equipment	4,079,637	4,202,292
Unamortized deferred financing costs	(1,719,459)	(401,040)
Total debt	91,468,285	67,090,969
Less current maturities	2,186,422	6,991,567
Long-term debt	$89,281,863	$60,099,402

Finance lease obligations	$5,050,889	$4,215,810
Less current maturities	1,674,002	1,410,675
Total finance lease obligations, less current portion	$3,376,887	$2,805,135

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The maturity date of the Facility was extended to July 18, 2027. Deferred financing costs of $296,802 and $128,733 were capitalized during the six month period ended October 31, 2022 and during the fiscal year ended April 30, 2022, respectively, which are amortized over the term of the Agreement. As of October 31, 2022, there was $48,916,746 outstanding and $19,150,939 of unused availability under the revolving Facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

April 30, 2022. As of October 31, 2022 and April 30, 2022, the unamortized amount offset against outstanding debt was $604,006 and $393,503, respectively.

Under the Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date and ending when the Term Loan Obligations have been Paid in Full and (b) following the Payment in Full of the Term Loan Obligations, (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans.  In addition, the Credit Agreement imposes a financial covenant that requires the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) for any twelve month period not to exceed a certain amount for each fiscal quarter through the maturity of the revolving Facility, which ratio (a) ranges from 5.75-to-1 for the fiscal quarter ending on October 31, 2022 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreement) is less than or equal to 1.50-to-1) and (b) ranges from 5.75-to-1 for the fiscal quarter ending on October 31, 2022 to 4.00-to-1 for the fiscal quarter ending on July 18, 2027 (if the Term Loan Borrowing Base Coverage Ratio is greater than or equal to 1.50-to-1).

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

The Facility under the Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of October 31, 2022, was $39,750,000. Deferred financing costs of $1,191,099 were capitalized during the six month period ended October 31, 2022. As of October 31, 2022, the unamortized amount offset against outstanding debt was $1,115,453.

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

The Term Loan Agreement imposes financial covenants, including covenants requiring the Company to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) of 1.10-to-1 and maintain the same leverage ratio of Total Debt to EBITDA as described above under the Credit Agreement. The Company is required to make quarterly repayments of the principal amount of the TCW Term Loan in amounts equal to $250,000 per fiscal quarter for the quarters beginning October 31, 2022 and $500,000 per fiscal quarter for quarters beginning October 31, 2024. The Term Loan Agreement also requires mandatory annual repayments equal to 50% of Excess Cash Flow (as defined in the Term Loan Agreement).

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron and Wagz that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s and Wagz’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s and Wagz’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory, (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s and Wagz’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full the term loan principal amount of $5,000,000 (the “FILO Term Loan”) that Lender extended to the Company under the Agreement on April 25, 2022.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statements of Income, in the six months ended October 31, 2021, as a non-cash gain upon extinguishment of long-term debt.

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,254,000 as of October 31, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8% per annum. There was no outstanding balance under the facility at October 31, 2022 compared to an outstanding balance of $438,219 at April 30, 2022.

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Notes Payable – Buildings

The Facility also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. The outstanding balance was $0 at October 31, 2022 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $441,361 and $464,895 at October 31, 2022 and April 30, 2022, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 1, 2022 through May 1, 2023, with quarterly installment payments ranging from $9,676 to $16,762 and a fixed interest rate ranging from 7.35% to 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through October 2027, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 9.25% per annum.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of October 31, 2022, are as follows:

		Secured lenders	Building	Equipment	Total

For the remaining 6 months of the fiscal year ending April 30:	2023	$500,000	$24,218	$555,522	$1,079,740
For the fiscal years ending April 30:	2024	1,000,000	50,571	1,119,647	2,170,218
	2025	1,750,000	53,557	1,205,779	3,009,336
	2026	2,000,000	56,719	841,614	2,898,333
	2027	81,697,287	60,068	291,085	82,048,440
	2028	-	63,614	65,990	129,604
	Thereafter	-	132,614	-	132,614
		$86,947,287	$441,361	$4,079,637	$91,468,285

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the outstanding lease agreements mature through October 1, 2026, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Note F - Income Tax

The income tax expense was $1,255,967 for the three month period ended October 31, 2022 compared to an income tax expense of $1,513,512 for the same period in the prior fiscal year. The Company’s effective tax rate was 59.03% and 32.45% for the quarters ended October 31, 2022 and 2021, respectively. The increase in effective tax rate is due primarily to an increase in valuation allowance during the three month period ended October 31, 2022.

The income tax expense was $1,785,367 for the six month period ended October 31, 2022 compared to an income tax expense of $2,270,457 for the same period in the prior fiscal year. The Company’s effective tax rate was 44.26% and 15.97% for the six month period ended October 31, 2022 and 2021, respectively. The decrease in income tax expense for the six month period ended October 31, 2022 compared to the same period in the previous year is due to a decrease in income recognized in the current year compared to the previous year. The increase in effective tax rate for the six month period ended October 31, 2022 is due primarily to tax exempt income recognized in the previous year.

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

After SigmaTron’s merger with Wagz, Inc. (“Wagz”) effective December 31, 2021, SigmaTron and Wagz (collectively, the “Company”) will file tax returns on a consolidated basis for periods ending after the merger. In evaluating the consolidated group’s ability to recover its deferred tax assets on a consolidated basis, and considering historical operating results of both companies, the consolidated group’s deferred tax assets are not more likely than not to be realized. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. The Company has established a valuation allowance of $4,627,775 on its federal and state NOL carryforwards and other U.S. deferred tax assets as of October 31, 2022. The Company had also established a valuation allowance of $452,484 on NOLs attributable to its Vietnam subsidiary as of October 31, 2022. Based on historical losses and forecasted future earnings, the Company had determined that the tax benefit from such assets are more likely than not to be realized. The Company’s valuation allowance was $5,080,259 and $4,543,819 as of October 31, 2022 and April 30, 2022, respectively.

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax - Continued

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $11,255,000 as of October 31, 2022.

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

The potential impact of future disruptions and continued economic uncertainty over the Company’s global supply chain may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. It is possible that these potential adverse impacts may result in the recognition of material impairments of the Company’s long-lived assets or other related charges in future periods.

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
Net trade sales by end-market	2022	2021	2022	2021
Industrial Electronics	$70,679,415	$55,094,535	$141,008,904	$102,339,427
Consumer Electronics	32,028,590	39,712,171	60,926,794	72,316,047
Medical / Life Sciences	5,968,738	5,409,908	12,313,901	11,300,574
Total Net Trade Sales	$108,676,743	$100,216,614	$214,249,599	$185,956,048

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

During the three and six month periods ending October 31, 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at October 31, 2022. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of October 31, 2022, with an expected duration of greater than one year.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company’s valuation allowance was $5,080,259 and $4,543,819 as of October 31, 2022 and April 30, 2022, respectively.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including amortizable intangible assets, for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360: Property, Plant and Equipment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value. The Company further conducts annual reviews of its long-lived asset groups for possible impairment. The Company’s analysis did not indicate that any of its other long-lived assets were impaired. The Company has yet to experience significant cancellations of orders; however, the potential impact of future disruptions, continued economic

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

uncertainty over COVID-19 may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

Goodwill - Goodwill represents the excess cost over fair value of the net assets of acquired businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an impairment assessment of goodwill and intangible assets with indefinite lives annually, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. When performing its annual impairment assessment as of April 30, the Company evaluates the goodwill assigned to each of its reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various Level 2 and Level 3 valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a cash flow forecast prepared by the relevant reporting unit and market multiples of relevant public companies. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference. No impairment of goodwill was recorded for the six month period ended October 31, 2022.

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

SigmaTron International, Inc.

October 31, 2022

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

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		October 31,	April 30,
	Classification	2022	2022
Operating Leases:
Right-of-use Assets	Right-of-use assets	$9,331,783	$10,946,764
Operating lease current liabilities	Current portion of operating lease obligations	3,468,613	3,508,864
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	6,276,154	7,903,898
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	6,340,887	5,561,243
Finance lease current liabilities	Current portion of finance lease obligations	1,674,002	1,410,675
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	3,376,887	2,805,135

The components of lease expense for the three and six month periods ended October 31, 2022 and 2021, are as follows:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
	Expense	October 31,	October 31,	October 31,	October 31,
	Classification	2022	2021	2022	2021
Operating Leases:
Operating lease cost	Operating	629,094	589,654	1,252,905	1,181,058
Variable lease cost	Operating	54,816	97,354	109,631	194,708
Short term lease cost	Operating	2,250	1,800	4,500	3,600
Finance Leases:
Amortization of right-of-use assets	Operating	658,149	540,118	1,229,252	1,134,221
Interest expense	Interest	122,219	71,578	185,833	137,982
Total		1,466,528	1,300,504	2,782,121	2,651,569

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The weighted average lease term and discount rates for the quarters ended October 31, 2022 and 2021, are as follows:

	October 31,	October 31,
	2022	2021
Operating Leases:
Weighted average remaining lease term (months)	41.19	50.30
Weighted average discount rate	3.2%	3.1%
Finance Leases:
Weighted average remaining lease term (months)	36	32.21
Weighted average discount rate	9.7%	8.9%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 6 months of the fiscal year ending April 30:
2023	$1,815,098	$1,132,572
For the fiscal years ending April 30:
2024	3,136,737	1,895,835
2025	2,476,375	1,674,988
2026	2,017,498	1,007,719
2027	445,298	177,773
2028	74,382	-
Thereafter	133,717	-
Total undiscounted lease payments	10,099,105	5,888,887
Present value discount, less interest	354,338	837,998
Lease liability	$9,744,767	$5,050,889

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the six months ended October 31, 2022 and 2021 are as follows:

	Six Months Ended
	October 31,	October 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	185,833	137,982
Operating cash flows from operating leases	166,664	198,729
Financing cash flows from finance leases	764,377	952,597
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,599,456	1,558,579
Right-of-use assets obtained in exchange for operating lease liabilities	43,641	-

SigmaTron International, Inc.

October 31, 2022

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

SigmaTron International, Inc.

October 31, 2022

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

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note K – Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2022 and April 30, 2022, as follows:

	October 31,2022			April 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Spitfire:
Non-contractual customer relationship	4,690,000	(3,209,713)	1,480,287	4,690,000	(3,039,837)	1,650,163
Wagz:
Trade name	1,230,000	(51,250)	1,178,750	1,230,000	(20,500)	1,209,500
Patents	9,730,000	(450,463)	9,279,537	9,730,000	(180,185)	9,549,815
Total	$15,650,000	$(3,711,426)	$11,938,574	$15,650,000	$(3,240,522)	$12,409,478

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2040, for the remaining periods as of October 31, 2022, are as follows:

For the remaining 6 months of the fiscal year ending April 30:	2023	$470,280
For the fiscal years ending April 30:	2024	933,898
	2025	926,758
	2026	919,751
	2027	912,956
	Thereafter	7,774,931
		$11,938,574

Amortization expense was $235,142 and $86,488 for the three month periods ended October 31, 2022 and October 31, 2021, respectively. Amortization expense was $470,904 and $173,610 for the six month periods ended October 31, 2022 and October 31, 2021, respectively.

SigmaTron International, Inc.

October 31, 2022

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

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the three month periods ended October 31, 2022 and October 31, 2021.

	Three Months Ended October 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (1)	$108,221,067	$455,676	$108,676,743

Operating income (loss)	6,799,982	(2,731,126)	4,068,856

Other income			(35,814)
Interest expense, net			1,976,831
Income before income taxes			$2,127,839

Purchases of machinery and equipment	697,940	38,515	736,455

Depreciation and amortization of property, machinery and equipment	1,456,624	10,662	1,467,286

Amortization of intangible assets	84,628	150,514	235,142

Identifiable assets	$281,517,954	$23,685,666	$305,203,620

(1)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $644,097 have been eliminated.

	Three Months Ended October 31, 2021
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$100,216,614	$-	$100,216,614

Operating income	4,971,830	-	4,971,830

Other income			(36,562)
Interest expense, net			344,675
Income before income taxes			$4,663,717

Purchases of machinery and equipment	1,054,729	-	1,054,729

Depreciation and amortization of property, machinery and equipment	1,417,645	-	1,417,645

Amortization of intangible assets	86,488	-	86,488

Identifiable assets	$250,203,733	$-	$250,203,733

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the six month periods ended October 31, 2022 and October 31, 2021.

	Six Months Ended October 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (2)	$213,411,047	$838,552	$214,249,599

Operating income (loss)	11,847,360	(4,954,687)	6,892,673

Other income			(71,630)
Interest expense, net			2,930,389
Income before income taxes			$4,033,914

Purchases of machinery and equipment	1,772,695	98,758	1,871,453

Depreciation and amortization of property, machinery and equipment	2,889,751	29,315	2,919,066

Amortization of intangible assets	169,876	301,028	470,904

Identifiable assets	$281,517,954	$23,685,666	$305,203,620

(2)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $727,613 have been eliminated.

	Six Months Ended October 31, 2021
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$185,956,048	$-	$185,956,048

Operating income	8,443,293	-	8,443,293

Gain on extinguishment of long-term debt			(6,282,973)
Other income			(73,703)
Interest expense, net			582,591
Income before income taxes			$14,217,378

Purchases of machinery and equipment	4,666,433	-	4,666,433

Depreciation and amortization of property, machinery and equipment	2,773,922	-	2,773,922

Amortization of intangible assets	173,610	-	173,610

Identifiable assets	$250,203,733	$-	$250,203,733

SigmaTron International, Inc.

October 31, 2022

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2022	2021	2022	2021
Net sales:
U.S.	$29,236,679	$23,198,568	$55,127,307	$42,182,937
China	13,380,106	10,166,868	26,972,492	22,197,547
Vietnam	2,762,806	3,476,162	6,355,450	7,451,093
Mexico	63,297,152	63,375,016	125,794,350	114,124,471
Total net sales	$108,676,743	$100,216,614	$214,249,599	$185,956,048

Tangible long-lived assets include property, plant and equipment and operating lease assets consisted of the following at October 31, 2022 and April 30, 2022:

	October 31,	April 30,
	2022	2022
Tangible long-lived assets, net:
U.S.	$20,984,270	$21,968,745
China	4,615,270	4,778,610
Mexico	17,588,951	19,606,131
Other	1,055,221	566,493
Total tangible long-lived assets, net	$44,243,712	$46,919,979

SigmaTron International, Inc.

October 31, 2022

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., and Wagz, Inc. (“Wagz”), wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd. and international procurement office SigmaTron International Inc. Taiwan Branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination (including the December 31, 2021 acquisition of Wagz); the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR, including recently increasing interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a disruption to the Company’s global supply chain, and caused plant closings or reduced operations thus reducing output at those facilities; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russia invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

October 31, 2022

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

Sales can be an unreliable indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and six month periods ended October 31, 2022 and October 31, 2021.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

On December 31, 2021, the Company acquired 100% of the stock of Wagz under the terms of the Agreement and Plan of Merger dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Wagz has

SigmaTron International, Inc.

October 31, 2022

developed and brought to market a high tech pet collar and has multiple other products in development. Wagz is an IoT company which both owns intellectual property and secures recurring revenue through subscriptions for its services. The results of Wagz have been included in the Company's consolidated financial results since the date of acquisition. The total consideration for the acquisition of Wagz was $23,656,233. The Company began its Pet Tech operations after the December 2021 acquisition of Wagz.

The Company reported a solid quarter, despite the challenges presented by the ongoing global supply chain issues.  Pre-tax income for the three months ended October 31, 2022 was $2,127,839, which included an expected pre-tax loss of $2,731,126 for Wagz, our Pet Tech segment IoT start-up business acquired in December 2021. Pre-tax income for the three months ended October 31, 2021 was $4,663,717. The Company recorded revenue of $108,676,743 and $100,216,614 in the three month periods ended October 31, 2022 and October 31, 2021, respectively.

The backlog for the EMS segment remains strong and growing for the three month period ending October 31, 2022. Despite the continuing challenges in the electronic component marketplace, sales are running at record levels for the Company. The Company continues to see strength in the industrial marketplace. Existing customers are slowly launching new products and the Company has several new opportunities that look promising. Unfortunately, it sees no end in sight to the supply chain challenges that we have been dealing with for at least 18 months and few of the semiconductor companies are suggesting otherwise. The challenges will certainly continue for the balance of fiscal 2023, based on what is known at this time. This causes inventory to grow significantly and puts pressure on cash flow. It also leads to manufacturing inefficiencies due to the uncertainty of when parts will be received.

The Pet Tech segment, had a $2,731,126 pre-tax loss for the three month period ending October 31, 2022. The segment continues to make progress on the design and engineering front with the performance of the Freedom Smart Dog Collar™, as well as a new product that will be introduced early next year. It is also working on related products, with several large OEM’s and interest in the Pet Tech industry remains strong.

The Company reported a solid six month period ending October 31, 2022, despite the challenges presented by the ongoing global supply chain issues.  Pre-tax income for the six month period ended October 31, 2022 was $4,033,914, which included an expected pre-tax loss of $4,954,687 for Wagz, our Pet Tech segment IoT start-up business acquired in December 2021. Pre-tax income for the six month period ended October 31, 2021 was $14,217,378, which included forgiveness of the Company’s Small Business Administration Paycheck Protection Program Loan in the amount of $6,282,973. The Company recorded revenue of $214,249,599 and $185,956,048 in the six month periods ended October 31, 2022 and October 31, 2021, respectively.

The backlog for the EMS segment remains strong and growing for the six month period ending October 31, 2022. Despite the continuing challenges in the electronic component marketplace, sales are running at record levels for the Company. The Company continues to see strength in the industrial marketplace. Existing customers are slowly launching new products and the Company has several new opportunities that look promising. Unfortunately, it sees no end in sight to the supply chain challenges that we have been dealing with for at least 18 months and few of the semiconductor companies are suggesting otherwise. The challenges will certainly continue for the balance of fiscal 2023, based on what is known at this time. This causes inventory to grow significantly and puts pressure on cash flow. It also leads to manufacturing inefficiencies due to the uncertainty of when parts will be received.

SigmaTron International, Inc.

October 31, 2022

The Pet Tech segment, had a $4,954,687 pre-tax loss for the six month period ending October 31, 2022 as anticipated. The segment continues to make progress on the design and engineering front with the performance of the Freedom Smart Dog Collar™, as well as a new product that will be introduced early next year. It is also working on related products, with several large OEM’s and interest in the Pet Tech industry remains strong.

Results of Operations:

Consolidated Results

The following table sets forth the Company’s consolidated results of operations for the periods indicated.

	Three Months Ended
	October 31,	October 31,
	2022	2021

Net sales	$108,676,743	$100,216,614
Cost of products sold	95,362,730	88,439,028
Gross profit	13,314,013	11,777,586
Selling and administrative expenses	9,245,157	6,805,756
Operating income	4,068,856	4,971,830
Other income	(35,814)	(36,562)
Interest expense, net	1,976,831	344,675
Income before income tax expense	2,127,839	4,663,717
Income tax expense	1,255,967	1,513,512
Net income	$871,872	$$3,150,205

Net Sales

Net sales increased $8,460,129, or 8.4%, to $108,676,743 for the three month period ended October 31, 2022, compared to $100,216,614 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current fiscal quarter, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased for the three month period ended October 31, 2022, in industrial electronics and medical/life science compared to the same period in the prior fiscal year. The increase in sales was partially offset by a decrease in sales in consumer electronics. Net sales were higher due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the three month period ended October 31, 2022, as compared to the same period last fiscal year.

Costs of products sold

Cost of products sold increased $6,923,702, or 7.8%, to $95,362,730 (87.7% of net sales) for the three month period ended October 31, 2022, compared to $88,439,028 (88.2% of net sales) for the same period in the prior fiscal year. The slight decrease in cost of products sold as a percentage of sales is due to customer price increases, partially offset with higher material, logistics and other operating

SigmaTron International, Inc.

October 31, 2022

costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the three month period ended October 31, 2022, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

Gross profit

Gross profit margin was 12.3% of net sales, for the three month period ended October 31, 2022, compared to 11.8% for the same period in the prior fiscal year. The increase in gross margins as a percentage of sales is due to customer price increases, partially offset with high material, labor and other manufacturing costs during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses increased $2,439,401, or 35.8% to $9,245,157 (8.5% of net sales) for the three month period ended October 31, 2022, compared to $6,805,756 (6.8% of net sales) for the same period in the prior fiscal year. Of the $2,439,401 increase, $2,739,060 relates to the Wagz business, acquired on December 31, 2021, and therefore, comparable information is not available for the three months ended October 31, 2021. In addition, selling and administrative expenses increased for the three month period ended October 31, 2022, due to an increase in financing fees and higher costs due to inflationary pressures, which was partially offset with a decrease in bonus expense.

Interest expense, net

Interest expense, net, increased to $1,976,831 for the three month period ended October 31, 2022, compared to $344,675 for the same period in the prior fiscal year. The increase relates to higher average debt levels as well as increased interest rates for the three month period ended October 31, 2022.

Income tax expense

Income tax expense decreased $257,545 to $1,255,967 for the three month period ended October 31, 2022, compared to $1,513,512 for the same period in the prior fiscal year. The effective tax rate increased to 59.03% for the three month period ended October 31, 2022, compared to 32.45% for the same period in the prior fiscal year due primarily to an increase in valuation allowance during the three month period ended October 31, 2022.

Net Income

Net income decreased $2,278,333, or 72.3%, to $871,872 for the three month period ended October 31, 2022, compared to $3,150,205 for the same period in the prior fiscal year. The decreased net income primarily relates to losses incurred for the Pet Tech segment (acquired December 31, 2021), and higher interest expense due to higher average debt levels and increased interest rates during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022.

SigmaTron International, Inc.

October 31, 2022

EMS Segment

The following table sets forth the Company’s results of operations for the EMS segment for the periods indicated.

	Three Months Ended
	October 31,	October 31,
	2022	2021

Net sales	$108,221,067	$100,216,614
Cost of products sold	94,914,988	88,439,028
Gross profit	13,306,079	11,777,586
Selling and administrative expenses	6,506,097	6,805,756
Operating income	$6,799,982	$4,971,830

Net Sales

Net sales increased $8,004,453, or 8.0%, to $108,221,067 for the three month period ended October 31, 2022, compared to $100,216,614 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current fiscal quarter, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result,the Company’s sales increased for the three month period ended October 31, 2022, in industrial electronics and medical/life science compared to the prior year. The increase in sales was partially offset by a decrease in sales in consumer electronics. Net sales were higher due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the three month period ended October 31, 2022, as compared to the same period last fiscal year.

Costs of products sold

Cost of products sold increased $6,475,960, or 7.3%, to $94,914,988 (87.7% of net sales) for the three month period ended October 31, 2022, compared to $88,439,028 (88.2% of net sales) for the same period in the prior fiscal year. The slight decrease in cost of products sold as a percentage of sales is due to customer price increases, partially offset with higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the three month period ended October 31, 2022, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

Gross profit

Gross profit margin was 12.3% of net sales, for the three month period ended October 31, 2022, compared to 11.8% for the same period in the prior fiscal year. The increase in gross margins as a percentage of sales is due to customer price increases, partially offset with higher material, labor and other manufacturing costs during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022.

SigmaTron International, Inc.

October 31, 2022

Selling and administrative expenses

Selling and administrative expenses decreased $299,659, or 4.4% to $6,506,097 (6.0% of net sales) for the three month period ended October 31, 2022, compared to $6,805,756 (6.8% of net sales) for the same period in the prior fiscal year. Selling and administrative expenses decreased for the three month period ended October 31, 2022, due to a decrease in bonus expense, partially offset by an increase in financing fees.

Operating income

Operating income increased $1,828,152, or 36.8%, to $6,799,982 (6.3% of net sales) for the three month period ended October 31, 2022, compared to $4,971,830 (5.0% of net sales) for the same period in the prior fiscal year. The increase was primarily due to higher sales, partially offset by higher material, logistics and other operating costs.

Pet Tech Segment

Wagz was acquired on December 31, 2021, and therefore does not have comparable financial results for the three month period ended October 31, 2021.

The following table sets forth the Company’s consolidated results of operations for the Pet Tech segment for the periods indicated.

	Three Months Ended
	October 31,	October 31,
	2022	2021

Net sales	$455,676	$-
Cost of products sold	447,742	-
Gross profit	7,934	-
Selling and administrative expenses	2,739,060	-
Operating loss	$(2,731,126)	$-

Net sales

Net sales were $455,676 for the three month period ended October 31, 2022. Sales for the period are primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

Cost of products sold was $447,742 (98.3% of net sales) for the three month period ended October 31, 2022.

SigmaTron International, Inc.

October 31, 2022

Gross profit

Gross profit margin was $7,934 (1.7% of net sales) for the three month period ended October 31, 2022.

Selling and administrative expenses

Selling and administrative expenses were $2,739,060 for the three month period ended October 31, 2022. Selling and administrative costs are primarily comprised of research and development costs for new products expected to launch in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Operating loss

Operating loss for the three month period ended October 31, 2022 was $2,731,126.

Consolidated Results

The following table sets forth the Company’s consolidated results of operations for the periods indicated.

	Six Months Ended
	October 31,	October 31,
	2022	2021

Net sales	$214,249,599	$185,956,048
Cost of products sold	189,250,551	164,595,984
Gross profit	24,999,048	21,360,064
Selling and administrative expenses	18,106,375	12,916,771
Impairment of notes receivable and investment	-	-
Operating income	6,892,673	8,443,293
Gain on extinguishment of long-term debt	-	(6,282,973)
Other income	(71,630)	(73,703)
Interest expense, net	2,930,389	582,591
Income before income tax expense	4,033,914	14,217,378
Income tax expense	1,785,367	2,270,457
Net income	$$2,248,547	$$11,946,921

Net Sales

Net sales increased $28,293,551, or 15.2%, to $214,249,599 for the six month period ended October 31, 2022, compared to $185,956,048 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the first six months of fiscal 2023, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased for the six month period ended October 31, 2022, in industrial electronics and medical/life science compared to the same period in the prior fiscal year. The increase in sales was partially offset by a

SigmaTron International, Inc.

October 31, 2022

decrease in sales in consumer electronics. Net sales were higher due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the six month period ended October 31, 2022, as compared to the same period last fiscal year

Costs of products sold

Cost of products sold increased $24,654,567, or 15.0%, to $189,250,551 (88.3% of net sales) for the six month period ended October 31, 2022, compared to $164,595,984 (88.5% of net sales) for the same period in the prior fiscal year. The slight decrease in cost of products sold as a percentage of sales is due to customer price increases, partially offset with higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the six month period ended October 31, 2022, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

Gross profit

Gross profit margin was 11.7% of net sales, for the six month period ended October 31, 2022, compared to 11.5% for the same period in the prior fiscal year. The increase in gross margins as a percentage of sales is due to customer price increases, partially offset with high material, labor and other manufacturing costs during the first half of fiscal 2023, compared to the first half of fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses increased $5,189,604, or 40.2% to $18,106,375 (8.5% of net sales) for the six month period ended October 31, 2022, compared to $12,916,771 (6.9% of net sales) for the same period in the prior fiscal year. Of the $5,189,604 increase, $5,070,436 relates to the Wagz business, acquired on December 31, 2021, and therefore, comparable information is not available for the six months ended October 31, 2021. In addition, selling and administrative expenses increased for the six month period ended October 31, 2022, due to an increase in other professional fees related to the new and amended credit agreements finalized during the first quarter of fiscal year 2023, an increase in financing fees and higher costs due to inflationary pressures, which was partially offset with a decrease in bonus expense.

Interest expense, net

Interest expense, net, increased to $2,930,389 for the six month period ended October 31, 2022, compared to $582,591 for the same period in the prior fiscal year. The increase relates to higher average debt levels as well as increased interest rates for the six month period ended October 31, 2022.

Income tax expense

Income tax expense decreased $485,090 to $1,785,367 for the six month period ended October 31, 2022, compared to $2,270,457 for the same period in the prior fiscal year. The effective tax rate increased to 44.26% for the three month period ended October 31, 2022, compared to 15.97% for the same period in the prior year is due primarily to tax exempt income recognized in the previous year.

The decrease in income tax expense for the six month period ended October 31, 2022 compared to the same period in the previous year is due to a decrease in income recognized in the current year compared to the previous year.

SigmaTron International, Inc.

October 31, 2022

Net Income

Net income decreased $9,698,374, or 81.2%, to $2,248,547 for the six month period ended October 31, 2022, compared to $11,946,921 for the same period in the prior fiscal year. A substantial part of the decrease in net income was attributable to the one-time extinguishment of the PPP Loan in the amount of $6,282,973 that was recorded as income during the six month period ended October 31, 2021. In addition, net income decreased for the six month period ended October 31, 2022, due to the Wagz Pet Tech segment, which incurred a loss of $4,954,687 during the period, which did not have activity in the first half of fiscal 2022.

EMS Segment

The following table sets forth the Company’s results of operations for the EMS segment for the periods indicated.

	Six Months Ended
	October 31,	October 31,
	2022	2021

Net sales	$213,411,047	$185,956,048
Cost of products sold	188,527,748	164,595,984
Gross profit	24,883,299	21,360,064
Selling and administrative expenses	13,035,939	12,916,771
Operating income	$11,847,360	$8,443,293

Net Sales

Net sales increased $27,454,999, or 14.8%, to $213,411,047 for the six month period ended October 31, 2022, compared to $185,956,048 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current fiscal quarter, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased for the six month period ended October 31, 2022, in industrial electronics and medical/life science compared to the prior year. The increase in sales was partially offset by a decrease in sales in consumer electronics. Net sales were higher due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the six month period ended October 31, 2022, as compared to the six months ended October 31, 2021.

Costs of products sold

Cost of products sold increased $23,931,764, or 14.5%, to $188,527,748 (88.3% of net sales) for the six month period ended October 31, 2022, compared to $164,595,984 (88.5% of net sales) for the same period in the prior fiscal year. The slight decrease in cost of products sold as a percentage of sales is due to customer price increases, partially offset with higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the six month period ended October 31, 2022, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

SigmaTron International, Inc.

October 31, 2022

Gross profit

Gross profit margin was 11.7% of net sales, for the six month period ended October 31, 2022, compared to 11.5% for the same period in the prior fiscal year. The increase in gross margins as a percentage of sales is due to customer price increases, partially offset with higher material, labor and other manufacturing costs during the first half of fiscal 2023, compared to the first half of fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses increased $119,168, or 0.9% to $13,035,939 (6.1% of net sales) for the six month period ended October 31, 2022, compared to $12,916,771 (6.9% of net sales) for the same period in the prior fiscal year. Selling and administrative expenses increased for the six month period ended October 31, 2022, due to an increase in other professional fees, related to the new and amended credit agreements finalized during the first quarter of fiscal year 2023, an increase in financing fees and higher costs due to inflationary pressures, which was partially offset with a decrease in bonus expense.

Operating income

Operating income increased $3,404,067, or 40.3%, to $11,847,360 (5.6% of net sales) for the six month period ended October 31, 2022, compared to $8,443,293 (4.5% of net sales) for the same period in the prior fiscal year. The increase was primarily due to higher sales, partially offset by higher material, logistics and other operating costs.

Pet Tech Segment

Wagz was acquired on December 31, 2021, and therefore does not have comparable financial results for the six month period ended October 31, 2021.

The following table sets forth the Company’s results of operations for the Pet Tech segment for the periods indicated.

	Six Months Ended
	October 31,	October 31,
	2022	2021

Net sales	$838,552	$-
Cost of products sold	722,803	-
Gross profit	115,749	-
Selling and administrative expenses	5,070,436	-
Operating loss	$(4,954,687)	$-

Net sales

Net sales were $838,552 for the six month period ended October 31, 2022. Sales for the period are primarily comprised of hardware and accessories, as well as recurring subscription revenue. The Pet Tech segment experienced supply chain issues, causing certain inventory shortages during the first quarter of fiscal year 2023, which negatively affected hardware sales. Those specific supply chain issues were resolved in late June 2022.

SigmaTron International, Inc.

October 31, 2022

Cost of products sold

Cost of products sold was $722,803 (86.2% of net sales) for the six month period ended October 31, 2022.

Gross profit

Gross profit margin was $115,749 (25.4% of net sales) for the six month period ended October 31, 2022.

Selling and administrative expenses

Selling and administrative expenses were $5,070,436 for the six month period ended October 31, 2022. Selling and administrative costs are primarily comprised of research and development costs for new products expected to launch in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Operating loss

Operating loss for the six month period ended October 31, 2022 was $4,954,687.

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $23,837,450 for the six months ended October 31, 2022, compared to cash flow used in operating activities of $10,669,736 for the same period in the prior fiscal year. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $11,151,049 and $6,437,933, respectively and a decrease in accounts payable in the amount of $15,703,401. Cash flow from operating activities was offset by an increase in deferred revenue in the amount of $2,026,825. The increase in inventory is the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component marketplace made it difficult to obtain some components to complete assemblies for shipping. The increase in accounts receivable is the result of an increase in net sales.

Cash flow used in operating activities was $10,669,736 for the six months ended October 31, 2021, which included the effect of the extinguishment of the PPP Loan debt. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $35,078,520 and $16,341,244, respectively. Cash flow from operating activities was offset by an increase in accounts payable and deferred revenue in the amount of $24,062,801 and $6,366,871, respectively.

Investing Activities.

Cash used in investing activities was $271,997 for the six months ended October 31, 2022. During the first six months of fiscal year 2023 the Company purchased $271,997 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and

SigmaTron International, Inc.

October 31, 2022

facilities. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Cash used in investing activities was $7,069,854 for the six months ended October 31, 2021. During the first six months of fiscal year 2022, the Company purchased $3,107,854 in machinery and equipment used in the ordinary course of business. The Company made additional machinery and equipment purchases of $1,641,685 during the balance of fiscal year 2022. During the first six months of fiscal year 2022 the Company made advances of $3,962,000 to Wagz.

Financing Activities.

Cash provided by financing activities of $23,443,457 for the first six months ended October 31, 2022, was primarily the result of net borrowings under the line of credit and term loan agreement.

Cash provided by financing activities of $16,650,707 for the first six months ended October 31, 2021, was primarily the result of net borrowings under the line of credit.

Financing Summary.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Lender”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The maturity date of the Facility was extended to July 18, 2027. Deferred financing costs of $296,802 and $128,733 were capitalized during the six month period ended October 31, 2022 and during the fiscal year ended April 30, 2022, respectively, which are amortized over the term of the Agreement. As of October 31, 2022, there was $48,916,746 outstanding and $19,150,939 of unused availability under the revolving Facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at April 30, 2022. As of October 31, 2022 and April 30, 2022, the unamortized amount offset against outstanding debt was $604,006 and $393,503, respectively.

Under the Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date and ending when the Term Loan Obligations have been Paid in Full and (b) following the Payment in Full of the Term Loan Obligations, (i) an event of default (as defined in the Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. In addition, the Credit Agreement imposes a financial covenant that requires the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) for any twelve month period not to exceed a certain amount for each fiscal quarter through the maturity of the revolving Facility, which

SigmaTron International, Inc.

October 31, 2022

ratio (a) ranges from 5.75-to-1 for the fiscal quarter ending on October 31, 2022 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreement) is less than or equal to 1.50-to-1) and (b) ranges from 5.75-to-1 for the fiscal quarter ending on October 31, 2022 to 4.00-to-1 for the fiscal quarter ending on July 18, 2027 (if the Term Loan Borrowing Base Coverage Ratio is greater than or equal to 1.50-to-1).

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

The Facility under the Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of October 31, 2022, was $39,750,000. Deferred financing costs of $1,191,099 were capitalized during the six month period ended October 31, 2022. As of October 31, 2022, the unamortized amount offset against outstanding debt was $1,115,453.

The Term Loan Agreement imposes financial covenants, including covenants requiring the Company to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) of 1.10-to-1 and maintain the same leverage ratio of Total Debt to EBITDA as described above under the Credit Agreement. The Company is required to make quarterly repayments of the principal amount of the TCW Term Loan in amounts equal to $250,000 per fiscal quarter for the quarters beginning October 31, 2022 and $500,000 per fiscal quarter for quarters beginning October 31, 2024. The Term Loan Agreement also requires mandatory annual repayments equal to 50% of Excess Cash Flow (as defined in the Term Loan Agreement).

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

SigmaTron International, Inc.

October 31, 2022

refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full the term loan principal amount of $5,000,000 (the “FILO Term Loan”) that Lender extended to the Company under the Agreement on April 25, 2022.

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statements of Income, in the six months ended October 31, 2021, as a non-cash gain upon extinguishment of long-term debt.

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and is scheduled to expire on December 23, 2022. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 9,000,000 Renminbi, approximately $1,254,000 as of October 31, 2022, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.8% per annum. There was no outstanding balance under the facility at October 31, 2022 compared to an outstanding balance of $438,219 at April 30, 2022.

Notes Payable – Buildings

The Facility also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. The outstanding balance was $0 at October 31, 2022 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $441,361 and $464,895 at October 31, 2022 and April 30, 2022, respectively.

Notes Payable – Equipment

The Company routinely enters into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from November 1, 2022 through May 1, 2023, with quarterly installment payments ranging from $9,676 to $16,762 and a fixed interest rate ranging from 7.35% to 8.00% per annum.

SigmaTron International, Inc.

October 31, 2022

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through October 2027, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 9.25% per annum.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the outstanding lease agreements mature through October 1, 2026, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the six month period ended October 31, 2022, resulted in net foreign currency transaction losses of $797,459 compared to net foreign currency losses of approximately $121,400 for the same period in the prior year. During the six months of fiscal year 2023, the Company paid approximately $33,630,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $11,255,000 as of October 31, 2022.

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

October 31, 2022

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

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of October 31, 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2022.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the six months ended October 31, 2022, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

October 31, 2022

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SigmaTron International, Inc.

October 31, 2022

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

October 31, 2022

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 12, 2022

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	December 12, 2022

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)