Form 10-Q
period 2023-01-31
SIGMATRON INTERNATIONAL INC
filed 2023-05-18
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

January 31, 2023

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 15, 2023: 6,091,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	January 31,
	2023	April 30,
	(Unaudited)	2022

Current assets:
Cash and cash equivalents	$1,472,729	$3,054,643

Accounts receivable, less allowance for doubtful accounts of
$100,000 at January 31, 2023 and April 30, 2022	41,487,646	41,153,248
Inventories, net	176,792,078	164,965,216
Prepaid expenses and other assets	2,013,648	2,213,895
Refundable and prepaid income taxes	1,545,451	1,238,973
Other receivables	6,277,371	6,318,164

Total current assets	229,588,923	218,944,139

Property, machinery and equipment, net	34,555,988	35,973,215

Intangible assets, net	2,174,836	12,409,478
Goodwill	-	13,320,534
Deferred income taxes	710,928	856,863
Right-of-use assets	8,780,718	10,946,764
Other assets	1,391,784	1,180,284

Total other long-term assets	13,058,266	38,713,923

Total assets	$277,203,177	$293,631,277

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$69,149,077	$96,039,209
Accrued wages	6,731,312	9,180,582
Accrued expenses	3,606,471	3,172,922
Income taxes payable	706,532	802,556
Deferred revenue	12,004,161	11,394,820
Current portion of long-term debt	101,162,635	6,991,567
Current portion of finance lease obligations	1,643,565	1,410,675
Current portion of operating lease obligations	3,405,338	3,508,864

Total current liabilities	198,409,091	132,501,195

Long-term debt, less current portion	1,370,520	60,099,402
Income taxes payable	267,998	357,331
Deferred income taxes	363,877	578,732
Finance lease obligations, less current portion	2,959,037	2,805,135
Operating lease obligations, less current portion	5,852,319	7,903,898
Other long-term liabilities	100,946	1,051,587

Total long-term liabilities	10,914,697	72,796,085

Total liabilities	209,323,788	205,297,280

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	January 31,
	2023	April 30,
	(Unaudited)	2022

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,071,288 and 6,026,788 shares issued and
outstanding at January 31, 2023 and April 30, 2022, respectively	60,571	60,379
Capital in excess of par value	42,028,727	41,654,410
Retained earnings	25,790,091	46,619,208

Total stockholders' equity	67,879,389	88,333,997

Total liabilities and stockholders' equity	$277,203,177	$293,631,277

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$93,219,753	$93,682,451	$307,469,352	$279,638,499
Cost of products sold	82,193,416	81,257,305	271,443,967	245,853,289

Gross profit	11,026,337	12,425,146	36,025,385	33,785,210

Selling and administrative expenses	9,154,376	7,758,582	27,260,751	20,675,353
Impairment of notes receivable and investment	-	6,300,235	-	6,300,235
Impairment of goodwill and other long-lived assets	23,096,771	-	23,096,771	-

Operating (loss) income	(21,224,810)	(1,633,671)	(14,332,137)	6,809,622

Gain on extinguishment of long-term debt	-	-	-	(6,282,973)
Other income	(496,507)	(35,813)	(568,137)	(109,516)
Interest expense, net	2,406,137	382,031	5,336,526	964,622
(Loss) income before income tax expense	(23,134,440)	(1,979,889)	(19,100,526)	12,237,489

Income tax (benefit) expense	(56,776)	744,408	1,728,591	3,014,865

Net (loss) income	$(23,077,664)	$(2,724,297)	$(20,829,117)	$9,222,624

(Loss) earnings per share – basic	$(3.80)	$(0.58)	$(3.43)	$2.08

(Loss) earnings per share – diluted	$(3.80)	$(0.58)	$(3.43)	$1.97

Weighted average shares of common stock outstanding
Basic	6,071,288	4,729,619	6,067,161	4,439,551

Weighted average shares of common stock outstanding
Diluted	6,071,288	4,729,619	6,067,161	4,682,598

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended January 31, 2023 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

Recognition of stock-based compensation	-	-	94,893	-	94,893

Restricted stock awards	-	55	49,818	-	49,873

Net income	-	-	-	1,376,675	1,376,675

Balance at July 31, 2022	$-	$60,434	$41,799,121	$47,995,883	$89,855,438

Recognition of stock-based compensation	-	-	76,568	-	76,568

Restricted stock awards	-	36	17,769	-	17,805

Net income	-	-	-	871,872	871,872

Balance at October 31, 2022	$-	$60,470	$41,893,458	$48,867,755	$90,821,683

Recognition of stock-based compensation	-	-	85,731	-	85,731

Restricted stock awards	-	101	49,538	-	49,639

Net loss	-	-	-	(23,077,664)	(23,077,664)

Balance at January 31, 2023	$-	$60,571	$42,028,727	$25,790,091	$67,879,389

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Continued

For the nine months ended January 31, 2022 (Unaudited)
			Capital in			Total
	Preferred	Common	excess of par	Retained	Treasury	stockholders’
	stock	stock	value	earnings	stock	equity

Balance at May 1, 2021	$-	$42,560	$23,751,461	$36,755,040	$-	$60,549,061

Recognition of stock-based compensation	-	-	20,035	-	-	20,035

Restricted stock awards	-	15	13,342	-	-	13,357

Net income	-	-	-	8,796,716	-	8,796,716

Balance at July 31, 2021	$-	$42,575	$23,784,838	$45,551,756	$-	$69,379,169

Recognition of stock-based compensation	-	-	122,885	-	-	122,885

Exercise of stock options	-	897	425,655	-	-	426,552

Restricted stock awards	-	37	18,524	-	-	18,561

Net income	-	-	-	3,150,205	-	3,150,205

Balance at October 31, 2021	$-	$43,509	$24,351,902	$48,701,961	$-	$73,097,372

Recognition of stock-based compensation	-	-	102,849	-	-	102,849

Exercise of stock options	-	614	337,846	-	-	338,460

Restricted stock awards	-	49	31,220	-	-	31,269

Issuance of stock for settlement of lease agreement	-	320	276,800	-	-	277,120

Issuance of stock for acquisition	-	24,439	25,220,738	-	-	25,245,177

Purchase of treasury stock related to acquisition	-	(8,973)	-	-	(9,259,908)	(9,268,881)

Net loss	-	-	-	(2,724,297)	-	(2,724,297)

Balance at January 31, 2022	$-	$59,958	$50,321,355	$45,977,664	$(9,259,908)	$87,099,069

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(20,829,117)	$9,222,624

Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation and amortization of property, machinery and equipment	4,373,773	4,243,598
Stock-based compensation	257,192	245,769
Restricted stock expense	117,317	63,187
Impairment of notes receivable and investment	-	6,300,235
Impairment of goodwill	13,320,534	-
Impairment of intangible assets	9,527,773	-
Impairment of fixed assets	248,464	-
Deferred income tax (benefit) expense	(68,920)	754,444
Gain on extinguishment of long-term debt	-	(6,282,973)
Amortization of intangible assets	706,869	331,320
Amortization of financing fees	262,452	57,671
Gain from involuntary conversion on non-monetary assets due to fire	469,849	-
Loss from disposal or sale of machinery and equipment	15,403	17,411
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(334,398)	(7,889,599)
Inventories	(11,826,862)	(57,955,080)
Prepaid expenses and other assets	2,221,514	1,018,385
Refundable and prepaid income taxes	(306,478)	(1,431,998)
Income taxes payable	(185,357)	(636,498)
Trade accounts payable	(26,890,132)	34,776,901
Operating lease liabilities	(2,155,105)	(2,029,446)
Accrued expenses and wages	(3,517,060)	2,208,496
Deferred revenue	609,341	8,512,477
Net cash used in operating activities	(33,982,948)	(8,473,076)

Cash flows from investing activities
Purchases of machinery and equipment	(1,620,957)	(5,304,146)
Cash assumed from acquisition	-	508,274
Advances on notes receivable	-	(5,512,000)
Proceeds from insurance settlement	54,921	-
Net cash used in investing activities	(1,566,036)	(10,307,872)

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Proceeds from the exercise of common stock options	-	765,012
Proceeds under equipment notes	416,728	1,159,275
Payments under finance lease and sale leaseback agreements	(1,212,664)	(1,400,102)
Payments under equipment notes	(822,136)	(842,906)
Payments under building notes payable	(6,030,001)	(358,574)
Borrowings under term loan agreement	40,000,000	-
Payments under term loan agreement	(500,000)	-
Borrowings under revolving line of credit	356,790,439	333,976,751
Payments under revolving line of credit	(353,142,988)	(314,510,791)
Payments of debt financing costs	(1,532,308)	(74,453)
Payments of debt	-	(295,747)
Net cash provided by financing activities	33,967,070	18,418,465

Change in cash and cash equivalents	(1,581,914)	(362,483)
Cash and cash equivalents at beginning of period	3,054,643	3,509,229

Cash and cash equivalents at end of period	$1,472,729	$3,146,746

Supplementary disclosures of cash flow information
Cash paid for interest	$4,794,152	$1,032,492
Cash paid for income taxes	2,233,996	4,293,279
Purchase of machinery and equipment financed
under finance leases	1,599,456	2,076,301
Financing of insurance policy	550,698	301,190
Issuance of stock for settlement of lease agreement	-	277,120
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2023

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

On March 2, 2023, the Company received the Event of Default and Reservation of Rights notice from each of JPM (“JPM Notice”) and the TCW Lenders and Agent (“TWC Notice” together with the JPM Notice, the “Notices”). The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement. See Note E – Long-term Debt, for more information.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver”) with Wagz, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC as administrative agent for the TCW Lenders (in such capacity, the “Agent” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement (together with the JPM Credit Agreement the “Credit Agreements”). See Note E – Long-term Debt, for more information.

In connection with the Waivers, the Company decided to exit its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective April 1, 2023. See Note M – Subsequent Events, for more information.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., and Wagz, Inc., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron International Inc. Taiwan Branch (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation - Continued

Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2023 is not necessarily indicative of the results that may be expected for the year ending April 30, 2023. The condensed consolidated balance sheet at April 30, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022.

Note C - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2023	2022

Finished products	$25,813,698	$22,175,641
Work-in-process	4,941,065	5,907,766
Raw materials	148,935,813	140,118,156
	179,690,576	168,201,563
Less excess and obsolescence reserve	(2,898,498)	(3,236,347)
	$176,792,078	$164,965,216

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2023	2022	2023	2022

Net (loss) income	$(23,077,664)	$(2,724,297)	$(20,829,117)	$9,222,624
Weighted-average shares
Basic	6,071,288	4,729,619	6,067,161	4,439,551
Effect of dilutive stock options	-	-	-	243,047

Diluted	6,071,288	4,729,619	6,067,161	4,682,598

Basic (loss) earnings per share	$(3.80)	$(0.58)	$(3.43)	$2.08

Diluted (loss) earnings per share	$(3.80)	$(0.58)	$(3.43)	$1.97

Options to purchase 508,519 and 464,144 shares of common stock were outstanding and exercisable at January 31, 2023 and 2022, respectively. There were no options granted during the three and nine month periods ended January 31, 2023 and 102,000 options were granted during the nine month period ended January 31, 2022. There was $85,731 and $102,849 stock option expense recognized for the three month periods ended January 31, 2023 and 2022, respectively. There was $257,192 and $245,769 stock option expense recognized for the nine month periods ended January 31, 2023 and 2022, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at January 31, 2023 and 2022 was $763,186 and $0, respectively. There were 238,348 anti-dilutive common stock equivalents and no anti-dilutive common stock equivalents for the three month periods ended January 31, 2023 and 2022, respectively, which have been excluded from the calculation of diluted earnings per share. There were 61,809 anti-dilutive common stock equivalents and no anti-dilutive common stock equivalents for the nine month periods ended January 31, 2023 and 2022, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and capital lease obligations consisted of the following at January 31, 2023 and April 30, 2022:

	January 31,	April 30,
	2023	2022

Debt:
Notes Payable - Secured lenders	$99,977,829	$56,830,377
Notes Payable - Buildings	429,339	6,459,340
Notes Payable - Equipment	3,796,884	4,202,292
Unamortized deferred financing costs	(1,670,897)	(401,040)
Total debt	102,533,155	67,090,969
Less current maturities*	101,162,635	6,991,567
Long-term debt	$1,370,520	$60,099,402

Finance lease obligations	$4,602,602	$4,215,810
Less current maturities	1,643,565	1,410,675
Total finance lease obligations, less current portion	$2,959,037	$2,805,135

*Due to the Notices received March 2, 2023 from each of JPM and the TCW Lenders, both the Facility and the TCW Term Loan (as defined below) have been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The maturity date of the Facility is July 18, 2027. Deferred financing costs of $321,827 and $128,733 were capitalized during the nine month period ended January 31, 2023 and during the fiscal

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

year ended April 30, 2022, respectively, which are amortized over the term of the JPM Credit Agreement. As of January 31, 2023, there was $59,738,228 outstanding and $3,485,599 of unused availability under the revolving amended Facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at April 30, 2022. As of January 31, 2023 and April 30, 2022, the unamortized amount offset against outstanding debt was $596,211 and $393,503, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM Waiver (as discussed below under “Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility must be classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

In connection with the entry into the JPM Credit Agreement, Lender and TCW Asset Management Company LLC, as administrative agent under the Term Loan Agreement (as defined below), entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

The Facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”);

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of January 31, 2023, was $39,500,000. Deferred financing costs of $1,210,481 were capitalized during the nine month period ended January 31, 2023. As of January 31, 2023, the unamortized amount offset against outstanding debt was $1,074,686.

The Term Loan Agreement imposes financial covenants, including covenants requiring the Company to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) of 1.10-to-1 and maintain the same leverage ratio of Total Debt to EBITDA as described above under the JPM Credit Agreement. The Company is required to make quarterly repayments of the principal amount of the TCW Term Loan in amounts equal to $250,000 per fiscal quarter for the quarters beginning October 31, 2022 and $500,000 per fiscal quarter for quarters beginning October 31, 2024. The Term Loan Agreement also requires mandatory annual repayments equal to 50% of Excess Cash Flow (as defined in the Term Loan Agreement).

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

On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full the term loan principal amount of $5,000,000 (the “FILO Term Loan”) that Lender extended to the Company under the JPM Agreement on April 25, 2022.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from both JPM and TCW. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement.

The JPM Notice indicated that the Lender was informed of the occurrence of events of defaults and the continuation thereof under the JPM Credit Agreement as a result of the Company’s failure to maintain a FCCR for the twelve month period ending January 31, 2023 of at least 1.10x as required under the JPM Credit Agreement (the “JPM Covenant Defaults”).

The TCW Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the Total Debt to EBITDA Ratio for the twelve month period ending on January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’ failure to maintain FCCR as required under the JPM Credit Agreement (the “TCW Covenant Defaults” and together with the JPM Covenant Defaults, the “Defaults”).

As a result of the Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the Notices received on March 2, 2023, from each of JPM and the TCW Lenders and Agent, the total debt balances for both the Facility and the TCW Term Loan (as defined below) have been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver”) with Wagz, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC as administrative agent for the TCW Lenders (in such capacity, the “Agent” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement (together with the JPM Credit Agreement the “Credit Agreements”). The Company entered into the JPM Waiver and TCW Waiver (together, the “Waivers”) after receiving on March 2, 2023, the Notices from each of JPM and the TCW Lenders and Agent. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement as described above. In addition, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements.

In connection with the Waivers, the Company decided to exit its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective April 1, 2023. Pursuant to the Waivers, the Company has agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company, become a guarantor under the Credit Agreements and pledge to the Lender

Parties all of the equity of the Company, (ii) engage a financial advisor to review certain of the Company’s financial reporting to JPM and the Agent and participate in weekly conference calls with the advisor, JPM and the Agent to discuss and provide updates on the Company’s liquidity and operations, (iii) extend the Wagz Loan (defined below), (iv) pay to JPM an amendment fee in the amount of $70,000, paid in cash, and (v) pay to the TCW Lenders an amendment fee of $395,000 and a default rate fee of $188,301, both of which were paid in kind by being added to the principal of the TCW Term Loan. The Waivers also amended the Credit Agreements to, among other things, (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Note (as defined below) and net assets of the Company and Wagz, and expenses relating to the Waivers, the Wagz sale and SPA (as defined below), and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements) as follows:

Fiscal Quarter	Total Debt to EBITDA Ratio* (as amended)	Total Debt to EBITDA Ratio* (prior to amendment)

October 31,2023	4.50:1.0	4.25:1.0
January 31, 2024	4.50:1.0	4.00:1.0
April 30, 2024	4.50:1.0	4.00:1.0
July 31, 2024	4.25:1.0	3.75:1.0
October 31, 2024	4.00:1.0	3.75:1.0

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0.

In addition, pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of the most recently ended third fiscal quarter exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for a fiscal quarter during the PIK Period (defined in the Term Loan Agreement), then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

In exchange for such agreements, the Lender Parties have agreed to waive all of the existing events of default under the Credit Agreements through March 31, 2023, consent to the sale of Wagz and

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

release Wagz and its property and the Company’s 81% interest in Wagz that was sold to Buyer (as disclosed below) from the lien of the Lender Parties.

All other material terms of the Credit Agreements, as amended by the Waivers, remain unchanged.

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,479,000 as of January 31, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was $739,601 outstanding under the facility at January 31, 2023 compared to an outstanding balance of $438,219 at April 30, 2022.

Notes Payable – Buildings

The Facility (as defined above) also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. The outstanding balance was $0 at January 31, 2023 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $429,339 and $464,895 at January 31, 2023 and April 30, 2022, respectively.

Notes Payable – Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement mature on May 1, 2023, with quarterly installment payments ranging from $9,493 to $9,310 and a fixed interest rate of 8.00% per annum.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through October 2027, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 9.25% per annum.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of January 31, 2023, are as follows:

		Secured lenders	Building	Equipment	Total

For the remaining 3 months of the fiscal year ending April 30*:	2023	$97,567,331	$12,196	$272,769	$97,852,296
For the fiscal years ending April 30:	2024	739,601	50,571	1,119,647	1,909,819
	2025	-	53,557	1,205,779	1,259,336
	2026	-	56,719	841,614	898,333
	2027	-	60,068	291,085	351,153
	2028	-	63,614	65,990	129,604
	Thereafter	-	132,614	-	132,614
		$98,306,932	$429,339	$3,796,884	$102,533,155

*Due to the Notices received March 2, 2023 from each of JPM and the TCW Lenders, both the Facility and the TCW Term Loan (as defined above) have been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023. The maturity date of both the Facility and the TCW Term Loan is July 18, 2027 with an outstanding balance of $97,567,331.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the outstanding lease agreements mature through October 1, 2026, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

PPP Loan

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statements of Operations, in the nine months ended January 31, 2022, as a non-cash gain upon extinguishment of long-term debt.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)
Note F - Income Tax

The income tax benefit was $56,776 for the three month period ended January 31, 2023 compared to an income tax expense of $744,408 for the same period in the prior fiscal year. The Company’s effective tax rate was 0.25% and 37.60% for the quarters ended January 31, 2023 and 2022, respectively. The decrease in income tax expense for the three month period ended January 31, 2023 compared to the same period in the previous year is due to decreased taxable earnings in the current quarter compared to the same period in the previous year. The decrease in effective tax rate is due to variations in income earned by jurisdiction.

The income tax expense was $1,728,591 for the nine month period ended January 31, 2023 compared to an income tax expense of $3,014,865 for the same period in the prior fiscal year. The Company’s effective tax rate was (9.05)% and 24.64% for the nine month period ended January 31, 2023 and 2022, respectively. The decrease in income tax expense for the nine month period ended January 31, 2023 compared to the same period in the previous year is due to decreased taxable income recognized in the current year compared to the previous year. The decrease in effective tax rate for the nine month period ended January 31, 2023 is due to nondeductible expenses incurred in the current year and variations in income earned by jurisdiction.

After SigmaTron’s merger with Wagz, Inc. (“Wagz”) effective December 31, 2021, SigmaTron and Wagz (collectively, the “Company”) file tax returns on a consolidated basis for periods ending after the merger. In evaluating the consolidated group’s ability to recover its deferred tax assets on a consolidated basis, and considering historical operating results of both companies, the consolidated group’s deferred tax assets are not more likely than not to be realized. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. The Company has established a valuation allowance of $8,728,436 on its federal and state NOL carryforwards and other U.S. deferred tax assets as of January 31, 2023. The Company also has a full valuation allowance of $470,767 on NOLs attributable to its Vietnam subsidiary as of January 31, 2023. Based on historical losses and forecasted future earnings, the Company had determined that the tax benefit from such assets are not more likely than not to be realized. The Company’s valuation allowance was $8,749,203 and $4,543,819 as of January 31, 2023 and April 30, 2022, respectively.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,657,000 as of January 31, 2023.

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

January 31, 2023

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

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
Net trade sales by end-market	2023	2022	2023	2022
Industrial Electronics	$63,852,383	$48,955,249	$204,861,287	$151,294,676
Consumer Electronics	23,769,035	39,234,459	84,695,829	111,550,506
Medical / Life Sciences	5,598,335	5,492,743	17,912,236	16,793,317
Total Net Trade Sales	$93,219,753	$93,682,451	$307,469,352	$279,638,499

During the three and nine month periods ending January 31, 2023, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at January 31, 2023. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligation with a duration of one year or less. The Company had no material remaining unsatisfied performance obligations as of January 31, 2023, with an expected duration of greater than one year.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company’s valuation allowance was $8,253,085 and $4,543,819 as of January 31, 2023 and April 30, 2022, respectively.

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

During the three months ended January 31, 2023, the Company revised the financial outlook for the Pet Tech segment, resulting in lower projected sales and net income for future periods. The Company assessed the overall market acceptance of the current Wagz product offerings after the holiday season and determined that this constituted a triggering event for the Company’s long-lived asset groups, primarily consisting of patents, trade names and certain fixed assets. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived group was not expected to be recovered.

The fair value of the identified intangible assets was estimated using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the intangible asset, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date using the internal rate of return.

The Company determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $9,527,773 during the three months ended January 31, 2023. This non-cash charge was recorded to impairment of goodwill and intangible assets

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

on the unaudited condensed consolidated statements of operations. See Note K – Intangible Assets for more information.

Goodwill - Goodwill represents the excess cost over fair value of the net assets of acquired businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an impairment assessment of goodwill and intangible assets with indefinite lives annually, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various Level 2 and Level 3 valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a cash flow forecast prepared by the relevant reporting unit and market multiples of relevant public companies. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference.

The Company observed during the third quarter of fiscal 2023, the overall lack of market acceptance of the current Wagz product offerings during the holiday season and determined this constituted a triggering event. Accordingly, the Company performed a quantitative goodwill impairment test and estimated the fair value of the Pet Tech segment based on a combination of an income approach (estimates of future discounted cash flows), a market approach (market multiples for similar companies) and a cost approach. Significant unobservable inputs and assumptions inherent in the valuation methodologies, which represented Level 3 inputs, under the fair value hierarchy, were employed and included, but were not limited to, prospective financial information, terminal value assumptions, discount rates, and multiples from comparable publicly traded companies in the Pet Tech industry.

The cost approach is based on upon the concept of replacement cost as an indicator of value. Stated another way, this approach is premised on the assumption that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced. The cost approach establishes value based on the cost reproducing or replacing the property, less depreciation from physical deterioration and functional obsolescence, if present and measurable.

During the three months ended January 31, 2023, the Company determined its goodwill was fully impaired as the fair value was lower than the carrying value and recorded an impairment charge of $13,320,534. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

New Accounting Standards:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For smaller reporting companies, ASU 2016- 13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a period of time to ease the potential burden in accounting for the transition from reference rates that are expected to be discontinued. Regulators and market participants in various jurisdictions have undertaken efforts to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued clarification on the scope of relief related to the reference rate reform. In December 2022, the FASB extended the period of time entities can use the reference rate reform relief guidance by two years which defers the sunset date from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

SigmaTron International, Inc.

January 31, 2023

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

January 31, 2023

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

The following table presents lease assets and liabilities and their balance sheet classification:

		January 31,	April 30,
	Classification	2023	2022
Operating Leases:
Right-of-use Assets	Right-of-use assets	$8,780,718	$10,946,764
Operating lease current liabilities	Current portion of operating lease obligations	3,405,338	3,508,864
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	5,852,319	7,903,898
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	5,878,130	5,561,243
Finance lease current liabilities	Current portion of finance lease obligations	1,643,565	1,410,675
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,959,037	2,805,135

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The components of lease expense for the three and nine month periods ended January 31, 2023 and 2022, are as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
	Expense	January 31,	January 31,	January 31,	January 31,
	Classification	2023	2022	2023	2022
Operating Leases:
Operating lease cost	Operating	644,063	602,488	1,896,968	1,783,546
Variable lease cost	Operating	56,900	53,960	166,531	161,765
Short term lease cost	Operating	2,250	1,800	6,750	5,400
Finance Leases:
Amortization of right-of-use assets	Operating	570,195	548,833	1,799,447	1,683,054
Interest expense	Interest	120,418	63,808	306,251	201,791
Total		1,393,827	1,270,889	4,175,948	3,835,556

The weighted average lease term and discount rates for the quarters ended January 31, 2023 and 2022, are as follows:

	January 31,	January 31,
	2023	2022
Operating Leases:
Weighted average remaining lease term (months)	38.79	48.44
Weighted average discount rate	3.3%	3.2%
Finance Leases:
Weighted average remaining lease term (months)	33.77	33.31
Weighted average discount rate	9.8%	9.1%

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 3 months of the fiscal year ending April 30:
2023	$963,252	$552,444
For the fiscal years ending April 30:
2024	3,264,679	1,895,835
2025	2,597,675	1,674,988
2026	2,072,480	1,007,719
2027	445,298	177,773
2028	74,382	-
Thereafter	133,717	-
Total undiscounted lease payments	9,551,483	5,308,759
Present value discount, less interest	293,826	706,157
Lease liability	$9,257,657	$4,602,602

Supplemental disclosures of cash flow information related to leases for the nine months ended January 31, 2023 and 2022 are as follows:

	Nine Months Ended
	January 31,	January 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	306,251	201,791
Operating cash flows from operating leases	245,246	290,431
Financing cash flows from finance leases	1,212,664	1,400,102
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,599,456	2,076,301
Right-of-use assets obtained in exchange for operating lease liabilities	337,913	1,657,076

SigmaTron International, Inc.

January 31, 2023

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

Prior to the acquisition, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. The Company's 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235 within the Statements of Operations during fiscal year 2022.

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

The following table summarizes the consideration for the acquisition of Wagz:

Consideration
Issuance of 1,546,592 shares of common stock of SigmaTron	$15,976,295
Fair value of consideration transferred	15,976,295
Secured Promissory Notes	1,380,173
Fair value of SigmaTron's equity interest in Wagz held prior to the business combination	6,299,765
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

January 31, 2023

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

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note K – Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2023 and April 30, 2022, as follows:

	January 31,2023				April 30, 2022
	Gross			Net	Gross		Net
	Carrying	Accumulated	Impairment	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amount	Amortization	Amount

Spitfire:
Non-contractual customer relationship	4,690,000	(3,294,342)	-	1,395,658	4,690,000	(3,039,837)	1,650,163
Wagz:
Trade name	1,230,000	(67,210)	(813,960)	348,830	1,230,000	(20,500)	1,209,500
Patents	9,730,000	(585,839)	(8,713,813)	430,348	9,730,000	(180,185)	9,549,815
Total	$15,650,000	$(3,947,391)	$(9,527,773)	$2,174,836	$15,650,000	$(3,240,522)	$12,409,478

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2040, for the remaining periods as of January 31, 2023, are as follows:

For the remaining 3 months of the fiscal year ending April 30:	2023	$87,090
For the fiscal years ending April 30:	2024	436,694
	2025	413,369
	2026	395,278
	2027	378,785
	Thereafter	463,620
		$2,174,836

Amortization expense was $235,964 and $157,710 for the three month periods ended January 31, 2023 and January 31, 2022, respectively. Amortization expense was $706,869 and $331,320 for the nine month periods ended January 31, 2023 and January 31, 2022, respectively.

In connection with the preparation and review of the financial statements for the quarter ended January 31, 2023, the Company revised the financial projections for its Pet Tech segment. The revised projections resulted in a triggering event for the Company’s goodwill and long-lived asset groups consisting of patents and trade names. As a result, the Company concluded that the carrying amount for goodwill and the long-lived asset groups was impaired and not expected to be recovered. Accordingly, a non-cash pre-tax goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773, was recorded for the Company’s Pet Tech segment for the quarter ended January 31, 2023.

SigmaTron International, Inc.

January 31, 2023

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

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the three month periods ended January 31, 2023 and January 31, 2022.

	Three Months Ended January 31, 2023
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (1)	$92,736,725	$483,028	$93,219,753

Operating income (loss)	4,802,314	(26,027,124)	(21,224,810)

Other income			(496,507)
Interest expense, net			2,406,137
Income before income taxes			$(23,134,440)

Purchases of machinery and equipment	1,283,748	4,969	1,288,717

Depreciation and amortization of property, machinery and equipment	1,402,984	33,070	1,436,054

Amortization of intangible assets	84,629	151,335	235,964

Identifiable assets	$275,834,600	$1,368,577	$277,203,177

(1)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $210,054 have been eliminated.

	Three Months Ended January 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (2)	$93,478,557	$203,894	$93,682,451

Operating loss	(870,048)	(763,623)	(1,633,671)

Other income			(35,813)
Interest expense, net			382,031
Income before income taxes			$(1,979,889)

Purchases of machinery and equipment	2,711,399	204,455	2,915,854

Depreciation and amortization of property, machinery and equipment	1,466,484	3,192	1,469,676

Amortization of intangible assets	86,488	71,222	157,710

Identifiable assets	$269,945,611	$23,685,666	$293,631,277

(2)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $95,297 have been eliminated.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the nine month periods ended January 31, 2023 and January 31, 2022.

	Nine Months Ended January 31, 2023
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (3)	$306,147,772	$1,321,580	$307,469,352

Operating income (loss)	16,649,674	(30,981,811)	(14,332,137)

Other income			(568,137)
Interest expense, net			5,336,526
Income before income taxes			$(19,100,526)

Purchases of machinery and equipment	3,116,686	103,727	3,220,413

Depreciation and amortization of property, machinery and equipment	4,311,388	62,385	4,373,773

Amortization of intangible assets	254,505	452,364	706,869

Identifiable assets	$275,834,600	$1,368,577	$277,203,177

(3)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $937,667 have been eliminated.

	Nine Months Ended January 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (4)	$279,434,605	$203,894	$279,638,499

Operating income (loss)	7,573,245	(763,623)	6,809,622

Gain on extinguishment of long-term debt			(6,282,973)
Other income			(109,516)
Interest expense, net			964,622
Income before income taxes			$12,237,489

Purchases of machinery and equipment	7,377,831	204,455	7,582,286

Depreciation and amortization of property, machinery and equipment	4,240,406	3,192	4,243,598

Amortization of intangible assets	260,098	71,222	331,320

Identifiable assets	$269,945,611	$23,685,666	$293,631,277

(4)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $95,297 have been eliminated.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2023	2022	2023	2022
Net sales:
U.S.	$28,380,507	$21,569,947	$83,507,814	$63,752,884
China	11,847,280	12,216,303	38,819,772	34,413,850
Vietnam	1,873,195	3,202,895	8,228,645	10,653,988
Mexico	51,118,771	56,693,304	176,913,122	170,817,776
Total net sales	$93,219,753	$93,682,451	$307,469,352	$279,638,499

Tangible long-lived assets include property, plant and equipment and operating lease assets consisted of the following at January 31, 2023 and April 30, 2022:

	January 31,	April 30,
	2023	2022
Tangible long-lived assets, net:
U.S.	$20,728,382	$21,968,745
China	4,402,894	4,778,610
Mexico	17,260,714	19,606,131
Other	944,716	566,493
Total tangible long-lived assets, net	$43,336,706	$46,919,979

Note M – Subsequent Events

As described in Note E – Long-term Debt, on March 2, 2023, the Company received an Event of Default and Reservation of Rights notice from each of JPM (with respect to the JPM Credit Agreement) and the TCW Lenders and Agent (with respect to the Term Loan Agreement). The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement.

On March 23, 2023, the Company received a delinquency notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with the continued listing requirements under Nasdaq Listing Rule 5250(c)(1), requiring timely filing of all required periodic financial reports with the Securities and Exchange Commission because the Company did not timely file its Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements.

SigmaTron International, Inc.

January 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note M – Subsequent Events - Continued

As described in Note E – Long-term Debt, on April 28, 2023, the Company entered into the JPM Waiver with JPM and the TCW Waiver with TCW Lenders and the Agent with respect to the Credit Agreements. The Company entered into the JPM Waiver and TCW Waiver after receiving on March 2, 2023, the previously disclosed Notices of default from each of JPM and the TCW Lenders and Agent.

On April 28, 2023, with an effective date of April 1, 2023, the Company entered into a Stock Purchase Agreement (“SPA”) by and among the Company, Wagz, Vynetic LLC, a Delaware limited liability company (“Buyer”), and Terry B. Anderton, co-founder of Wagz and principal of Buyer (“Anderton”), pursuant to which the Company sold to Buyer 81% of the issued and outstanding shares of common stock of Wagz (the “Wagz Shares”) for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a $900,000 working capital term loan (the “Wagz Loan”) to Wagz during the month of April 2023, while Wagz, Buyer and Anderton are actively seeking other capital and financing to support Wagz going forward. Pursuant to such agreement, Wagz issued to the Company a Promissory Note (the “Wagz Note”), pursuant to which the Company agreed to provide the Wagz Loan. The Wagz Note bears interest at a rate of 6% per annum, with the first payment of accrued interest due on March 31, 2024, followed by 24 equal monthly payments of principal and interest. A final payment is due on March 31, 2026. The Wagz Note is unsecured and contains customary covenants and events of default.

The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of the Wagz Shares and Buyer holds a majority 81% of the Wagz Shares.

The Company expects to incur a non-cash impairment charge of approximately $2,500,000 to $3,000,000 related to the sale of the business and the Wagz Note, which the Company expects to record in its financial statements for the Company’s fourth quarter of its fiscal year 2023 ended April 30, 2023. The charge primarily relates to the impairment of certain assets that were not transferred to Buyer in connection with the sale transaction and the Wagz Note.

SigmaTron International, Inc.

January 31, 2023

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., Spitfire Controls (Cayman) Co. Ltd., and Wagz, Inc. (“Wagz”), wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd. and international procurement office SigmaTron International Inc. Taiwan Branch (collectively, the “Company”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the risks inherent in any merger, acquisition or business combination (including the December 31, 2021 acquisition of Wagz); the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR, and the recently increasing interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; the spread of COVID-19 and variants (commonly known as “COVID-19”) which has threatened the Company’s financial stability by causing a disruption to the Company’s global supply chain, and caused plant closings or reduced operations thus reducing output at those facilities; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russia invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

January 31, 2023

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

On April 28, 2023, with an effective date of April 1, 2023, the Company entered into a Stock Purchase Agreement (“SPA”) by and among the Company, Wagz, Vynetic LLC, a Delaware limited liability company (“Buyer”), and Terry B. Anderton, co-founder of Wagz and principal of Buyer (“Anderton”), pursuant to which the Company sold to Buyer 81% of the issued and outstanding shares of common stock of Wagz (the “Wagz Shares”) for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a $900,000 working capital term loan (the “Wagz Loan”) to Wagz during the month of April 2023, while Wagz, Buyer and Anderton are actively seeking other capital and financing to support Wagz going forward. Pursuant to such agreement, Wagz issued to the Company a Promissory Note (the “Wagz Note”), pursuant to which the Company agreed to provide the Wagz Loan. The Wagz Note bears interest at a rate of 6% per annum, with the first payment of accrued interest due on March 31, 2024, followed by 24 equal monthly payments of principal and interest. A final payment is due on March 31, 2026. The Wagz Note is unsecured and contains customary covenants and events of default.

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

Sales can be an unreliable indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar

SigmaTron International, Inc.

January 31, 2023

volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine month periods ended January 31, 2023 and January 31, 2022.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

On December 31, 2021, the Company acquired 100% of the stock of Wagz under the terms of the Agreement and Plan of Merger dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Wagz has developed and brought to market a high tech pet collar and has multiple other products in development. Wagz is an IoT company which both owns intellectual property and secures recurring revenue through subscriptions for its services. The results of Wagz have been included in the Company's consolidated financial results since the date of acquisition. The total consideration for the acquisition of Wagz was $23,656,233. The Company began its Pet Tech operations after the December 2021 acquisition of Wagz. On April 28, 2023, with an effective date of April 1, 2023, the Company sold a majority of its interest in Wagz, which operated the Pet Tech business.

The Company reported a pre-tax loss for the three months ended January 31, 2023 of $23,134,440. The results include a non-cash goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773 related to the Pet Tech segment. See Note H – Significant Accounting Policies for more information. Pre-tax loss for the three months ended January 31, 2022 was $1,979,889. The Company recorded revenue of $93,219,753 and $93,682,451 in the three month periods ended January 31, 2023 and January 31, 2022, respectively.

The backlog for the EMS segment remains strong for the three and nine month periods ending January 31, 2023. Despite the continuing challenges in the electronic component marketplace, sales are running at high levels for the Company. The Company continues to see strength in the industrial electronics market, partially offset by a decrease in the consumer electronics market. Existing customers are slowly launching new products and the Company has several new opportunities that it plans to pursue. However, the Company does not foresee any near-term solution to the supply chain challenges that it has experienced over at least the last 18 months, and the Company has not seen any indication from the semiconductor companies that suggests otherwise. The Company expects the challenges to continue for fiscal 2024, based on what is known at this time. These supply chain challenges cause inventory to grow significantly and put pressure on cash flow. It also leads to manufacturing inefficiencies due to the uncertainty of when parts will be received.

The Pet Tech segment had a $26,027,124 pre-tax loss for the three month period ending January 31, 2023, which included a non-cash goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773 . The Pet Tech segment sales were negatively impacted by a shortage of parts for production for several months, resulting in missing the holiday season for sales, a slowing economy relating to inflation and a slower than anticipated acceptance of the product by the market.

The Company reported a pre-tax loss for the nine month period ending January 31, 2023.  Pre-tax loss for the nine month period ended January 31, 2023 was $19,100,526. The results include a non-cash goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of

SigmaTron International, Inc.

January 31, 2023

$9,527,773 related to the Pet Tech segment. See Note H – Significant Accounting Policies for more information. Pre-tax income for the nine month period ended January 31, 2022 was $12,237,489, which included forgiveness of the Company’s Small Business Administration Paycheck Protection Program Loan in the amount of $6,282,973 and a non-cash impairment charge of $6,300,235. The Company recorded revenue of $307,469,352 and $279,638,499 in the nine month periods ended January 31, 2023 and January 31, 2022, respectively.

The Pet Tech segment, had a $30,981,811 pre-tax loss for the nine month period ending January 31, 2023 which included a non-cash goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773.

Results of Operations:

Consolidated Results

The following table sets forth the Company’s consolidated results of operations for the periods indicated.

	Three Months Ended
	January 31,	January 31,
	2023	2022

Net sales	$93,219,753	$93,682,451
Cost of products sold	82,193,416	81,257,305
Gross profit	11,026,337	12,425,146
Selling and administrative expenses	9,154,376	7,758,582
Impairment of notes receivable and investment	-	6,300,235
Impairment of goodwill and other long-lived assets	23,096,771	-
Operating loss	(21,224,810)	(1,633,671)
Gain on extinguishment of long-term debt	-	-
Other income	(496,507)	(35,813)
Interest expense, net	2,406,137	382,031
Loss before income tax expense	(23,134,440)	(1,979,889)
Income tax (benefit) expense	(56,776)	744,408
Net loss	$(23,077,664)	$($2,724,297)

Net Sales

Net sales decreased $462,698, or -0.5%, to $93,219,753 for the three month period ended January 31, 2023, compared to $93,682,451 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current fiscal quarter, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased for the three month period ended January 31, 2023, in industrial electronics and medical/life science compared to the same period in the prior fiscal year. The increase in sales was partially offset by a decrease in sales in consumer electronics.

SigmaTron International, Inc.

January 31, 2023

Costs of products sold

Cost of products sold increased $936,111, or 1.2%, to $82,193,416 (88.2% of net sales) for the three month period ended January 31, 2023, compared to $81,257,305 (86.7% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the three month period ended January 31, 2023, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

Gross profit

Gross profit margin was 11.8% of net sales, for the three month period ended January 31, 2023, compared to 13.3% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher material, labor and other manufacturing costs during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses increased $1,395,794, or 18.0% to $9,154,376 (9.8% of net sales) for the three month period ended January 31, 2023, compared to $7,758,582 (8.3% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses primarily relates to the Pet Tech segment which consisted of $2,795,786 for the three month period ended January 31, 2023. Wagz was acquired on December 31, 2021, and therefore, comparable information for the same period in the prior fiscal year consists of one month of activity. In addition, the EMS segment selling and administrative expense decreased for the three month period ended January 31, 2023, due to a decrease in bonus expense, partially offset with an increase in financing fees and higher costs due to inflationary pressures.

Impairment of goodwill and other long-lived assets

In connection with the preparation and review of the financial statements for the quarter ended January 31, 2023, the Company revised the financial projections for its Pet Tech segment. The revised projections resulted in a triggering event for the Company’s goodwill and long-lived asset groups consisting of patents and trade names. As a result, the Company concluded that the carrying amount for goodwill and the long-lived asset groups was impaired and not expected to be recovered. Accordingly, a non-cash pre-tax goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773, was recorded for the Company’s Pet Tech segment for the quarter ended January 31, 2023.

Interest expense, net

Interest expense, net, increased to $2,406,137 for the three month period ended January 31, 2023, compared to $382,031 for the same period in the prior fiscal year. The increase relates to higher average debt levels as well as increased interest rates for the three month period ended January 31, 2023.

SigmaTron International, Inc.

January 31, 2023

Income tax expense

Income tax expense decreased $801,184 to an income tax benefit of $56,776 for the three month period ended January 31, 2023, compared to $744,408 for the same period in the prior fiscal year. The effective tax rate decreased to 0.25% for the three month period ended January 31, 2023, compared to 37.6% for the same period in the prior fiscal year due primarily due to variations in income earned by jurisdiction.

Net Loss

Net loss increased $20,353,367, to $23,077,664 for the three month period ended January 31, 2023, compared to $2,724,297 for the same period in the prior fiscal year. The increased net loss primarily relates to losses incurred for the Pet Tech segment (acquired December 31, 2021) including the goodwill and intangible assets impairment charge, higher interest expense due to higher average debt levels and increased interest rates, partially offset by a decrease in bonus expense.

EMS Segment

The following table sets forth the Company’s results of operations for the EMS segment for the periods indicated.

	Three Months Ended
	January 31,	January 31,
	2023	2022

Net sales	$92,736,725	$93,478,557
Cost of products sold	81,575,820	81,068,590
Gross profit	11,160,905	12,409,967
Selling and administrative expenses	6,358,591	6,979,780
Impairment of notes receivable and investment	-	6,300,235
Operating income (loss)	$4,802,314	$(870,048)

Net Sales

Net sales decreased $741,832, or -0.8%, to $92,736,725 for the three month period ended January 31, 2023, compared to $93,478,557 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current fiscal quarter, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result,the Company’s sales increased for the three month period ended January 31, 2023, in industrial electronics and medical/life science compared to the prior year. The increase in sales was partially offset by a decrease in sales in consumer electronics.

Costs of products sold

Cost of products sold increased $507,230, or 0.6%, to $81,575,820 (88.0% of net sales) for the three month period ended January 31, 2023, compared to $81,068,590 (86.7% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales was

SigmaTron International, Inc.

January 31, 2023

primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the three month period ended January 31, 2023, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

Gross profit

Gross profit margin was 12.0% of net sales, for the three month period ended January 31, 2023, compared to 13.3% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales was primarily due to higher material, labor and other manufacturing costs during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses decreased $621,189, or 8.9% to $6,358,591 (6.9% of net sales) for the three month period ended January 31, 2023, compared to $6,979,780 (7.5% of net sales) for the same period in the prior fiscal year. Selling and administrative expenses decreased for the three month period ended January 31, 2023, primarily due to a decrease in bonus expense, partially offset by an increase in financing fees.

Operating income/(loss)

Operating income (loss) increased $5,672,362, to $4,802,314 (5.2% of net sales) for the three month period ended January 31, 2023, compared to an operating loss of $(870,048) (-0.9% of net sales) for the same period in the prior fiscal year. The increase was primarily due to a non-cash impairment charge of $6,300,235 that was recorded for the same period in the prior fiscal year.

Pet Tech Segment

The following table sets forth the Company’s consolidated results of operations for the Pet Tech segment for the periods indicated. The three months ended January 31, 2022 consists of one month of activity, as the business was acquired on December 31, 2021.

	Three Months Ended
	January 31,	January 31,
	2023	2022

Net sales	$483,028	$203,894
Cost of products sold	617,596	188,715
Gross profit	(134,568)	15,179
Selling and administrative expenses	2,795,785	778,802
Impairment of goodwill and other long-lived assets	23,096,771	-
Operating loss	$(26,027,124)	$(763,623)

Net sales

Net sales increased $279,134, or 136.9%, to $483,028 for the three month period ended January 31, 2023 compared to $203,894 for the same period in the prior fiscal year. Sales for the period are

SigmaTron International, Inc.

January 31, 2023

primarily comprised of hardware and accessories, as well as recurring subscription revenue. The three months ended January 31, 2022 consists of one month of activity, as the business was acquired on December 31, 2021.

Cost of products sold

Cost of products sold increased $428,881, to $617,596 (127.9% of net sales) for the three month period ended January 31, 2023, compared to $188,715 (92.6% of net sales) for the same period in the prior fiscal year. The increase as a percentage of sales is primarily due to material cost increases and lower sales volumes in the current period.

Gross profit

Gross profit margin was -27.9% of net sales for the three month period ended January 31, 2023 compared to gross profit margin of 7.4% for the same period in the prior fiscal year. The gross margin as a percentage of sales decreased primarily due to material price increases and lower sales volumes in the current period.

Selling and administrative expenses

Selling and administrative expenses increased $2,016,983, to $2,795,785 for the three month period ended January 31, 2023, compared to $778,802 for the same period in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to launch in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Impairment of goodwill and other long-lived assets

In connection with the preparation and review of the financial statements for the quarter ended January 31, 2023, the Company revised the financial projections for its Pet Tech segment. The revised projections resulted in a triggering event for the Company’s goodwill and long-lived asset groups consisting of patents and trade names. As a result, the Company concluded that the carrying amount for goodwill and the long-lived asset groups was impaired and not expected to be recovered. Accordingly, a non-cash pre-tax goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773, was recorded for the Company’s Pet Tech segment for the quarter ended January 31, 2023.

Operating loss

Operating loss increased $25,263,501, to $26,027,124 for the three month period ended January 31, 2023, compared to $763,623 for the same period in the prior fiscal year. The increased loss was primarily due to the non-cash goodwill impairment charge of $13,320,534, the non-cash intangible assets impairment charge of $9,527,773 and lower than expected sales.

SigmaTron International, Inc.

January 31, 2023

Consolidated Results

The following table sets forth the Company’s consolidated results of operations for the periods indicated.

	Nine Months Ended
	January 31,	January 31,
	2023	2022

Net sales	$307,469,352	$279,638,499
Cost of products sold	271,443,967	245,853,289
Gross profit	36,025,385	33,785,210
Selling and administrative expenses	27,260,751	20,675,353
Impairment of notes receivable and investment	-	6,300,235
Impairment of goodwill and other long-lived assets	23,096,771	-
Operating (loss) income	(14,332,137)	6,809,622
Gain on extinguishment of long-term debt	-	(6,282,973)
Other income	(568,137)	(109,516)
Interest expense, net	5,336,526	964,622
(Loss) income before income tax expense	(19,100,526)	12,237,489
Income tax expense	1,728,591	3,014,865
Net (loss) income	$($20,829,117)	$$9,222,624

Net Sales

Net sales increased $27,830,853, or 10.0%, to $307,469,352 for the nine month period ended January 31, 2023, compared to $279,638,499 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the first nine months of fiscal 2023, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased for the nine month period ended January 31, 2023, in industrial electronics and medical/life science compared to the same period in the prior fiscal year. The increase in sales was partially offset by a decrease in sales in consumer electronics. Net sales were higher due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the nine month period ended January 31, 2023, as compared to the same period last fiscal year.

Costs of products sold

Cost of products sold increased $25,590,678, or 10.4%, to $271,443,967 (88.3% of net sales) for the nine month period ended January 31, 2023, compared to $245,853,289 (87.9% of net sales) for the same period in the prior fiscal year. The increase was primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher for the nine month period ended January 31, 2023, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

SigmaTron International, Inc.

January 31, 2023

Gross profit

Gross profit margin was 11.7% of net sales, for the nine month period ended January 31, 2023, compared to 12.1% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is due to higher material, labor and other manufacturing costs during the nine month period ended January 31, 2023, than in the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $6,585,398, or 31.9% to $27,260,751 (8.9% of net sales) for the nine month period ended January 31, 2023, compared to $20,675,353 (7.4% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses primarily relates to the Pet Tech segment which consisted of $7,866,222 for the nine month period ended January 31, 2023. Wagz was acquired on December 31, 2021, and therefore, comparable information for the same period in the prior fiscal year consists of one month of activity. In addition, the EMS segment selling and administrative expenses decreased for the nine month period ended January 31, 2023, primarily due to a decrease in bonus expense, partially offset by an increase in other professional fees related to the new and amended credit agreements finalized during the first quarter of fiscal year 2023, an increase in financing fees and higher costs due to inflationary pressures.

Impairment of goodwill and other long-lived assets

In connection with the preparation and review of the financial statements for the quarter ended January 31, 2023, the Company revised the financial projections for its Pet Tech segment. The revised projections resulted in a triggering event for the Company’s goodwill and long-lived asset groups consisting of patents and trade names. As a result, the Company concluded that the carrying amount for goodwill and the long-lived asset groups was impaired and not expected to be recovered. Accordingly, a non-cash pre-tax goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773, was recorded for the Company’s Pet Tech segment for the quarter ended January 31, 2023.

Interest expense, net

Interest expense, net, increased to $5,336,526 for the nine month period ended January 31, 2023, compared to $964,622 for the same period in the prior fiscal year. The increase primarily relates to higher average debt levels as well as increased interest rates for the nine month period ended January 31, 2023.

Income tax expense

Income tax expense decreased $1,286,274 to $1,728,591 for the nine month period ended January 31, 2023, compared to $3,014,865 for the same period in the prior fiscal year. The effective tax rate decreased to (9.05)% for the nine month period ended January 31, 2023, compared to 24.64% for the same period in the prior year, primarily due to nondeductible expenses incurred in the current year and variations in income earned by jurisdiction. The decrease in income tax expense for the nine month period ended January 31, 2023 compared to the same period in the previous year is primarily due to decreased taxable income recognized in the current year compared to the previous year.

SigmaTron International, Inc.

January 31, 2023

Net Income (Loss)

Net income (loss) decreased $30,051,741, to a net loss of $20,829,117 for the nine month period ended January 31, 2023, compared to a net income of $9,222,624 for the same period in the prior fiscal year. The decreased net income (loss) for the nine month period ended January 31, 2023, primarily relates to losses incurred for the Pet Tech segment including the goodwill and intangible assets impairment charge, higher interest expense due to higher than average debt levels and increased interest rates, partially offset by a decrease in bonus expense. In addition, a substantial part of the decrease in net income was attributable to the one-time extinguishment of the PPP Loan in the amount of $6,282,973 that was recorded as income during the nine month period ended January 31, 2022.

EMS Segment

The following table sets forth the Company’s results of operations for the EMS segment for the periods indicated.

	Nine Months Ended
	January 31,	January 31,
	2023	2022

Net sales	$306,147,772	$279,434,605
Cost of products sold	270,103,569	245,664,574
Gross profit	36,044,203	33,770,031
Selling and administrative expenses	19,394,529	19,896,551
Impairment of notes receivable and investment		6,300,235
Operating income	$16,649,674	$7,573,245

Net Sales

Net sales increased $26,713,167, or 9.6%, to $306,147,772 for the nine month period ended January 31, 2023, compared to $279,434,605 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current fiscal quarter, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased for the nine month period ended January 31, 2023, in industrial electronics and medical/life science compared to the prior year. The increase in sales was partially offset by a decrease in sales in consumer electronics. Net sales were higher primarily due to certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during the nine month period ended January 31, 2023, as compared to the nine months ended January 31, 2022.

Costs of products sold

Cost of products sold increased $24,438,995, or 9.9%, to $270,103,569 (88.2% of net sales) for the nine month period ended January 31, 2023, compared to $245,664,574 (87.9% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and

SigmaTron International, Inc.

January 31, 2023

other manufacturing costs were higher for the nine month period ended January 31, 2023, than in the same period in the prior fiscal year, primarily due to inflationary pressures.

Gross profit

Gross profit margin was 11.8% of net sales, for the nine month period ended January 31, 2023, compared to 12.1% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales was primarily due to higher material, labor and other manufacturing costs during the nine month period ended January 31, 2023 compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses decreased $502,022, or -2.5% to $19,394,529 (6.3% of net sales) for the nine month period ended January 31, 2023, compared to $19,896,551 (7.1% of net sales) for the same period in the prior fiscal year. Selling and administrative expenses decreased for the nine month period ended January 31, 2023, primarily due to a decrease in bonus expense, which was partially offset by an increase in other professional fees, related to the new and amended credit agreements finalized during the first quarter of fiscal year 2023, an increase in financing fees and higher costs due to inflationary pressures.

Operating income

Operating income increased $9,076,429, or 119.8%, to $16,649,674 (5.4% of net sales) for the nine month period ended January 31, 2023, compared to $7,573,245 (2.7% of net sales) for the same period in the prior fiscal year. The increase was primarily due to higher sales, partially offset by higher material, logistics and other operating costs.

Pet Tech Segment

The following table sets forth the Company’s results of operations for the Pet Tech segment for the periods indicated. The nine months ended January 31, 2022 consists of one month of activity, as the business was acquired on December 31, 2021.

	Nine Months Ended
	January 31,	January 31,
	2023	2022

Net sales	$1,321,580	$203,894
Cost of products sold	1,340,398	188,715
Gross profit	(18,818)	15,179
Selling and administrative expenses	7,866,222	778,802
Impairment of goodwill and other long-lived assets	23,096,771	-
Operating loss	$(30,981,811)	$(763,623)

Net sales

Net sales increased $1,117,686 to $1,321,580 for the nine month period ended January 31, 2023 compared to $203,894 for the same period in the prior fiscal year. Sales for the period are primarily

SigmaTron International, Inc.

January 31, 2023

comprised of hardware and accessories, as well as recurring subscription revenue. The nine months ended January 31, 2022 consists of one month of activity, as the business was acquired on December 31, 2021. The Pet Tech segment experienced supply chain issues, causing certain inventory shortages during the first quarter of fiscal year 2023, which negatively affected hardware sales. Those specific supply chain issues were resolved in late June 2022.

Cost of products sold

Cost of products sold increased $1,151,683 to $1,340,398 (101.4% of net sales) for the nine month period ended January 31, 2023, compared to $188,715 (92.6% of net sales) for the same period in the prior fiscal year. Cost of products sold as a percentage of sales increased during the current period primarily due to material cost increases and lower sales volumes.

Gross profit

Gross profit margin was -3.9% of net sales, for the nine month period ended January 31, 2023, compared to a gross profit margin of 7.4% for the same period in the prior fiscal year. Gross profit margins were negative in the current period due to material cost increases and lower sales volumes.

Selling and administrative expenses

Selling and administrative expenses increased $7,087,420, to $7,866,222 for the nine month period ended January 31, 2023, compared to $778,802 for the same period in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to launch in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Impairment of goodwill and other long-lived assets

In connection with the preparation and review of the financial statements for the quarter ended January 31, 2023, the Company revised the financial projections for its Pet Tech segment. The revised projections resulted in a triggering event for the Company’s goodwill and long-lived asset groups consisting of patents and trade names. As a result, the Company concluded that the carrying amount for goodwill and the long-lived asset groups was impaired and not expected to be recovered. Accordingly, a non-cash pre-tax goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773, was recorded for the Company’s Pet Tech segment for the quarter ended January 31, 2023.

Operating loss

Operating loss increased $30,218,188, to $30,981,811 for the nine month period ended January 31, 2023, compared to $763,623 for the same period in the prior fiscal year. The increased loss was primarily due to the non-cash goodwill impairment charge of $13,320,534, the non-cash intangible assets impairment charge of $9,527,773 and lower than expected sales.

SigmaTron International, Inc.

January 31, 2023

Liquidity and Capital Resources:

Operating Activities.

Cash flow used in operating activities was $33,982,948 for the nine months ended January 31, 2023, compared to cash flow used in operating activities of $8,473,076 for the same period in the prior fiscal year. Cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $11,826,862 and a decrease in accounts payable in the amount of $26,890,132. Cash flow from operating activities was offset by a decrease in prepaid expenses and other assets in the amount of $2,221,514. The increase in inventory is the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component marketplace made it difficult to obtain some components to complete assemblies for shipping.

Cash flow used in operating activities was $8,473,076 for the nine months ended January 31, 2022, which included the effect of the extinguishment of the PPP Loan debt. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $57,955,080 and $7,889,599, respectively. Cash flow from operating activities was offset by an increase in accounts payable and deferred revenue in the amount of $34,776,901 and $8,512,477, respectively.

Investing Activities.

Cash used in investing activities was $1,566,036 for the nine months ended January 31, 2023. During the first nine months of fiscal year 2023, the Company purchased $1,620,957 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Cash used in investing activities was $10,307,872 for the nine months ended January 31, 2022. During the first nine months of fiscal year 2022, the Company purchased $5,304,146 in machinery and equipment used in the ordinary course of business. During the first nine months of fiscal year 2022 the Company made advances of $5,512,000 to Wagz.

Financing Activities.

Cash provided by financing activities of $33,967,070 for the first nine months ended January 31, 2023, was primarily the result of net borrowings under the line of credit and term loan agreement.

Cash provided by financing activities of $18,418,465 for the first nine months ended January 31, 2022, was primarily the result of net borrowings under the line of credit.

SigmaTron International, Inc.

January 31, 2023

Financing Summary.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender. The maturity date of the Facility is July 18, 2027. Deferred financing costs of $321,827 and $128,733 were capitalized during the nine month period ended January 31, 2023 and during the fiscal year ended April 30, 2022, respectively, which are amortized over the term of the JPM Credit Agreement. As of January 31, 2023, there was $59,738,228 outstanding and $3,485,599 of unused availability under the revolving amended Facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at April 30, 2022. As of January 31, 2023 and April 30, 2022, the unamortized amount offset against outstanding debt was $596,211 and $393,503, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the revolving commitment and (b) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM Waiver (as discussed below under “Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility must be classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

In connection with the entry into the JPM Credit Agreement, Lender and TCW Asset Management Company LLC, as administrative agent under the Term Loan Agreement (as defined below), entered

SigmaTron International, Inc.

January 31, 2023

into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

The Facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s (i) accounts and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of January 31, 2023, was $39,500,000. Deferred financing costs of $1,210,481 were capitalized during the nine month period ended January 31, 2023. As of January 31, 2023, the unamortized amount offset against outstanding debt was $1,074,686.

The Term Loan Agreement imposes financial covenants, including covenants requiring the Company to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) of 1.10-to-1 and maintain the same leverage ratio of Total Debt to EBITDA as described above under the JPM Credit Agreement. The Company is required to make quarterly repayments of the principal amount of the TCW Term Loan in amounts equal to $250,000 per fiscal quarter for the quarters beginning October 31, 2022 and $500,000 per fiscal quarter for quarters beginning October 31, 2024. The Term Loan Agreement also requires mandatory annual repayments equal to 50% of Excess Cash Flow (as defined in the Term Loan Agreement).

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

On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full the term loan principal amount of $5,000,000 (the “FILO Term Loan”) that Lender extended to the Company under the JPM Agreement on April 25, 2022.

SigmaTron International, Inc.

January 31, 2023

Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from both JPM and TCW. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement.

The JPM Notice indicated that the Lender was informed of the occurrence of events of defaults and the continuation thereof under the JPM Credit Agreement as a result of the Company’s failure to maintain a FCCR for the twelve month period ending January 31, 2023 of at least 1.10x as required under the JPM Credit Agreement (the “JPM Covenant Defaults”).

The TCW Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the Total Debt to EBITDA Ratio for the twelve month period ending on January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’ failure to maintain FCCR as required under the JPM Credit Agreement (the “TCW Covenant Defaults” and together with the JPM Covenant Defaults, the “Defaults”).

As a result of the Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the Notices received on March 2, 2023, from each of JPM and the TCW Lenders and Agent, the total debt balances for both the Facility and the TCW Term Loan (as defined below) have been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver”) with Wagz, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC as administrative agent for the TCW Lenders (in such capacity, the “Agent” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement (together with the JPM Credit Agreement the “Credit Agreements”). The Company entered into the JPM Waiver and TCW Waiver (together, the “Waivers”) after receiving on March 2, 2023, the Event of Default and Reservation of Rights notice from each of JPM (“JPM Notice”) and the TCW Lenders and Agent (“TWC Notice” together with the JPM Notice, the “Notices”). As previously disclosed, the Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement. As a result of these events of default, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023.

Among other things, the Waivers amended the Credit Agreements to (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Note (as defined below) and net assets of the Company and Wagz, and expenses relating to the Waivers, the Wagz sale and SPA (as defined below), and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements) as follows:

SigmaTron International, Inc.

January 31, 2023

Fiscal Quarter	Total Debt to EBITDA Ratio* (as amended)	Total Debt to EBITDA Ratio* (prior to amendment)

October 31,2023	4.50:1.0	4.25:1.0
January 31, 2024	4.50:1.0	4.00:1.0
April 30, 2024	4.50:1.0	4.00:1.0
July 31, 2024	4.25:1.0	3.75:1.0
October 31, 2024	4.00:1.0	3.75:1.0

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0.

In addition, pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of the most recently ended third fiscal quarter exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for a fiscal quarter during the PIK Period (defined in the Term Loan Agreement), then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan incurred thereunder would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.0% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

In exchange for such agreements, the Lender Parties have agreed to waive all of the existing events of default under the Credit Agreements through March 31, 2023, consent to the sale of Wagz and release Wagz and its property and the Company’s 81% interest in Wagz that was sold to Buyer (as disclosed below) from the lien of the Lender Parties.

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and terminated on January 6, 2022. On January 17, 2022, the agreement was renewed, and terminated on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,479,000 as of January 31, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was $739,601 outstanding under the facility at January 31, 2023 compared to an outstanding balance of $438,219 at April 30, 2022.

PPP Loan

On April 23, 2020, the Company received a PPP loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The

SigmaTron International, Inc.

January 31, 2023

accounting for the forgiveness is reflected in the Company’s Statements of Operations, in the nine months ended January 31, 2022, as a non-cash gain upon extinguishment of long-term debt.

Notes Payable – Buildings

The Facility (as defined above) also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. The outstanding balance was $0 at January 31, 2023 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $429,339 and $464,895 at January 31, 2023 and April 30, 2022, respectively.

Notes Payable – Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement mature on May 1, 2023, with quarterly installment payments ranging from $9,493 to $9,310 and a fixed interest rate of 8.00% per annum.

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

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the nine month period ended January 31, 2023, resulted in net foreign currency transaction losses of $602,313 compared to net foreign currency losses of approximately $120,601 for the same period in the prior year. During the nine months of fiscal year 2023, the Company paid approximately $47,800,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

SigmaTron International, Inc.

January 31, 2023

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,657,000 as of January 31, 2023.

The Company anticipates that its credit facilities, expected future cash flow from operations and leasing resources are adequate to meet its working capital requirements and fund capital expenditures for the next 12 months. However, in the event customers delay orders or future payments are not made timely, the Company desires to expand its operations, its business grows more rapidly than expected, or the current economic climate deteriorates, additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have been challenging. Prices for raw materials necessary for production have fluctuated significantly in the past and the Company is currently experiencing upward pricing pressure on raw materials. The Company anticipates supply chain and raw material price volatility will continue during fiscal 2024.

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of January 31, 2023. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2023.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended January 31, 2023, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

SigmaTron International, Inc.

January 31, 2023

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

None beyond what was previously disclosed.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SigmaTron International, Inc.

January 31, 2023

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

January 31, 2023

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	May 18, 2023

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	May 18, 2023

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)