Form 10-K
period 2023-04-30
SIGMATRON INTERNATIONAL INC
filed 2023-07-21
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2023.

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $23,548,787 based on the closing sale price of $4.73 per share as reported by NASDAQ Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 14, 2023 was 6,091,288.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections or portions of the definitive proxy statement of SigmaTron International, Inc., for use in connection with its 2023 annual meeting of stockholders, which the Company intends to file within 120 days of the fiscal year ended April 30, 2023, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (19 percent ownership as of April 1, 2023) (“Wagz”), (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain and the Company’s customers; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; increasing interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; public health crises, including COVID-19 and variants (commonly known as “COVID-19”) which threatened the Company’s financial stability by causing a disruption to the Company’s global supply chain, and caused plant closings or reduced operations thus reducing output at those facilities; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview

SigmaTron is a Delaware corporation, which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994 as part of going public.

Prior to April 1, 2023, the Company operated in two reportable segments as an independent provider of electronic manufacturing services (“EMS”), and as a provider of products to the pet technology (“Pet Tech”)

market. The majority of the Pet Tech Segment was sold, effective as of April 1, 2023, and following such date, the Company operates in one reportable segment, the EMS segment. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech segment offered electronic products such as the Freedom Smart Dog Collar ™, a wireless, geo-mapped fence, and wellness system, and apparel and accessories.

Except as otherwise noted, the description of the Company’ business below reflects its continuing operations. Refer to Note P - Discontinued Operations, to the consolidated financial statements for activity associated with discontinued operations.

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

The Company began its Pet Technology operations after the December 2021 acquisition of Wagz, Inc. During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. See “Recent Developments” below for additional information.

The Company’s headquarters is in Elk Grove Village, Illinois, United States of America (“U.S.”) which also operates as a manufacturing facility. In addition, the Company has manufacturing facilities in Union City, California, U.S.; Acuna, Coahuila, Mexico (“MX”); Chihuahua, Chihuahua, MX; and Tijuana, Baja California, MX; Suzhou, Jiangsu Province, China; and Bien Hoa City, Dong Nai Province, Vietnam. In addition, the Company maintains an International Procurement Office and Compliance and Sustainability Center (“IPO”) in Taipei, Taiwan. The Company also provides design services in Elgin, Illinois, U.S. and warehousing services in Del Rio, Texas, U.S.; El Paso, Texas, U.S.; Elk Grove Village, Illinois, U.S.; and San Diego, California, U.S. The Company has an information technology office in Taichung, Taiwan.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

For the fiscal year ended April, 30 2023, the Company reported pre-tax income of approximately $17,200,000 from continuing operations. The Company reported sales of approximately $414,400,000. The fiscal year end revenue results increased 9.5%, compared to the prior fiscal year. The higher sales related to both increased customer demand and price increases passed on to customers for raw material and other operating cost increases. These results were obtained despite continued electronic component shortages in the marketplace. This has led to lower productivity on occasion, rapidly growing inventory levels and pressure on working capital, as the marketplace has remained volatile.

The Company’s backlog remains high with demand staying strong across the vast majority of markets and customers the Company serves. The continued supply chain shortages could impact the Company’s ability to ship the backlog on a timely basis.  This is a problem faced by almost every customer and competitor in the EMS industry, and the Company anticipates the situation improving through fiscal 2024.  The Company’s supply chain and operations teams continue to face challenges as it starts fiscal year 2024.

Recent Developments

On December 31, 2021, the Company acquired 100% of the stock of Wagz under the terms of the Agreement and Plan of Merger dated July 19, 2021, as amended by the First Amendment to Agreement and Plan of Merger dated December 7, 2021 (the “Merger Agreement”). Prior to the acquisition, the Company had an investment in Wagz of $600,000, and held Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note F – Acquisition and Disposition, the Company’s 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235 in fiscal 2022.

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

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. The Company entered into a Stock Purchase Agreement (“SPA”) by and among the Company, Wagz, Vynetic LLC, a Delaware limited liability company (“Buyer”), and Terry B. Anderton, co-founder of Wagz and principal of Buyer (“Anderton”), pursuant to which the Company sold to Buyer 81% of the issued and outstanding shares of common stock of Wagz (the “Shares”) for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a $900,000 working capital term loan (the “Wagz Loan”) to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of the Shares and Buyer holds a majority 81% of the Shares.

On March 2, 2023, the Company received an Event of Default and Reservation of Rights notice from each of JPMorgan Chase Bank, N.A., lender under the Company’s Amended and Restated Credit Agreement(“JPM Notice”), and TCW Asset Management Company LLC, as administrative agent (“Agent”), and other lenders party to the Company’s Term Loan Agreement (the “TCW Lenders”) (“TCW Notice” together with the JPM Notice, the “Notices”). The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement. See Note I – Long-term Debt, for more information.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver”) with Wagz, the TCW Lenders and Agent (collectively with the TCW Lenders and JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement (together with the JPM Credit Agreement the “Credit Agreements”). See Note E – Long-term Debt, for more information.

As described above, the Company exited its active involvement in the Pet Tech business that was conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. In connection with the Waivers and such sale, the Lender Parties agreed to release Wagz and its property from the lien of the Lender Parties under the Credit Agreements.

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

Manufacturing and Testing Services: The Company’s core business is the assembly and testing of all types of electronic printed circuit board assemblies (“PCBA”) and often incorporating these PCBAs into electronic modules used in all types of devices and products that depend on electronics for their operation. This assembly work utilizes state of the art manufacturing and test equipment to deliver highly reliable products to the Company’s customers. The Company supports new product introduction (“NPI”), low volume/high mix as well as high volume/low mix assembly work at all levels of assembly and test complexity. From simple component assembly through the most complicated industry testing, the Company offers services required to build the vast majority of electronic devices commercially required in the market today.

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

Manufacturing Locations and Certifications: The Company’s manufacturing locations are strategically located to support our customers with locations in Elk Grove Village, Illinois U.S.; Union City, California U.S.; Acuna, Chihuahua and Tijuana, Mexico; Suzhou, China; and Bien Hoa City, Vietnam. The Company’s ability to transition manufacturing to lower cost regions without jeopardizing flexibility and service differentiates it from many competitors. Manufacturing certifications and registrations are location specific, and include ISO 9001:2015, ISO 14001:2004, ISO 14001:2015, IATF 16949:2016, Medical ISO 13485:2016 and FDB Certification and International Traffic in Arms Regulations (“ITAR”) certifications.

In addition, the Company provided products, design and manufacturing services to the pet technology market through its previously wholly owned subsidiary, Wagz. Wagz offered electronic products such as the Freedom Smart Dog Collar™, a wireless, geo-mapped fence, and wellness system, and apparel and accessories. It also sold its products online. The Company sold a majority of the stock of Wagz on April 28, 2023, effective as of April 1, 2023. The Company still owns 19 percent of Wagz common stock as a passive investment as of April 30, 2023.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences industries. As of April 30, 2023, the Company had approximately 160 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets the Company serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2023%	Fiscal 2022%
Industrial Electronics	Gaming, controls, smart grid connectivity, IOT connectivity	67.0	55.2
Consumer Electronics	Appliances/white goods, automotive vision systems, carbon monoxide detectors, pet technology	26.6	38.7
Medical/Life Sciences	Operating tables, battery packs, dental equipment, sterilizers, dialysis	6.4	6.1
Total		100%	100%

For the fiscal year ended April 30, 2023, the Company’s largest customer accounted for 13.4% of the Company’s net sales. For the fiscal year ended April 30, 2022, the Company’s largest customer accounted for 21.8% of the Company’s net sales.

The majority of sales are made to U.S. based customers and denominated in USD. The following geographic data includes net sales based on the country location of the Company’s operation providing the electronic manufacturing service for the year ended April 30, 2023 and 2022:

Location	Net Sales Fiscal 2023	Net Sales Fiscal 2022
United States	$117,389,877	$89,119,720
Mexico	236,938,519	228,867,962
China	48,584,165	46,347,260
Vietnam	11,523,284	13,981,553
Total	$414,435,845	$378,316,495

As of April 30, 2023, approximately 37% of the total assets of the Company are located in foreign jurisdictions outside the United States, 25% and 10% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2022, approximately 35% of the total assets were located in foreign jurisdictions, 20% and 12% were located in China and Mexico, respectively, and 3% in other foreign locations.

Sales and Marketing

Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has direct sales employees. The Company also markets its services through independent manufacturers’ representative organizations that employ sales personnel in the United States and Canada. Independent manufacturers’ representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. In addition, the Company markets itself through its website and tradeshows. Wagz sold its products primarily online.

Mexico, China, Vietnam and Taiwan Operations

The Company’s wholly-owned subsidiary, Standard Components de Mexico, S.A, a Mexican entity, is located in Acuna, Coahuila, Mexico, a border town across the Rio Grande River from Del Rio, Texas, U.S. and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operations in 1968 and had 854 employees at April 30, 2023. The Company’s wholly-owned subsidiary, AbleMex S.A. de C.V., a Mexican entity, is located in Tijuana, Baja California, Mexico, a border town south of San Diego, California, U.S. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 436 employees at April 30, 2023. The Company’s wholly-owned subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican entity, operates in Chihuahua, Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas, U.S. Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997. The operation had 455 employees at April 30, 2023. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. In fiscal year 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing. The total square footage of the facility is 216,950 and the operation had 349 employees as of April 30, 2023. Both Wujiang SigmaTron Electronics Co., Ltd.and Wujiang SigmaTron Electronic Technology Co., Ltd. operate at this site.

The Company’s wholly-owned subsidiary, Spitfire Controls (Cayman) Co. Ltd., owns all of the equity of the subsidiary, Spitfire Controls (Vietnam) Co. Ltd., and does not conduct any other operations. Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Bien Hoa City. Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 295 employees as of April 30, 2023.

The Company maintains an international procurement office (“IPO”) in Taipei, Taiwan which was incorporated in 1991. The total square footage of the office is 4,685 square feet. The Company has an information technology office in Taichung, Taiwan. The total square footage of the office is 1,650 square feet. The Company had 38 employees located in the Taiwan offices as of April 30, 2023.

The Company provides funds for manufacturing services such as salaries, wages, inventory purchases for certain locations, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and foreign enterprises and the IPO in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2023, resulted in net foreign currency transaction losses of $892,642 compared to net foreign currency losses of $412,218 in the prior fiscal year. In fiscal year 2023, the Company paid approximately $60,070,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The consolidated financial statements as of April 30, 2023, include the accounts and transactions of SigmaTron, its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., its IPO, SigmaTron International, Inc. Taiwan Branch, and Wagz, Inc. (19 percent ownership as of April 1, 2023). The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements.

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

Backlog

The Company relies on binding forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. The Company’s backlog of firm orders as of April 30, 2023, and April 30, 2022, was approximately $387,350,000 and $485,670,000, respectively. The Company believes a significant portion of the backlog at April 30, 2023, will ship in fiscal year 2024. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period.

Human Capital Resources

The Company employed approximately 2,950 full-time employees of which approximately 500 were located in the U.S. as of April 30, 2023. There were approximately 250 engaged in engineering or engineering-related services, 2,300 in manufacturing and 400 in administrative functions, including supply chain, accounting, management and sales and marketing.

The Company makes a considerable effort to maintain a qualified and engaged work force. The Company makes a concerted effort to engage its employees and provide opportunities for growth and the Company believes that its employee relations are good. The Company considers the health and safety of its employees a key priority, and even more during the COVID-19 pandemic. The Company has adopted various safety, cleaning and social distancing protocols consistent with the requirements of each jurisdiction. The Company is committed to removing conditions that may cause personal injury or occupational illness.

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

Information about our Executive Officers

Name	Age	Position

Gary R. Fairhead	71

Chief Executive Officer and Chairman of the Board of Directors. Gary R. Fairhead has been the Chief Executive Officer of the Company and a director since January 1990 and Chairman of the Board of Directors of the Company since August 2011. He was also President from January 1990 until October 2021 and then from August 2022 until January 2023. Gary R. Fairhead is the brother of Gregory A. Fairhead.

John P. Sheehan	62	President since January 2023. Vice President, Director of Supply Chain, and Assistant Secretary from February 1994 until January 2023.

James J. Reiman	60

Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since November 2021. Corporate Controller at Chroma Color Corporation from August 2019 to October 2021. Corporate Controller at Methode Electronics, Inc. from April 2007 to December 2018.

Gregory A. Fairhead	67

Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President - Acuna Operations for the Company from February 1990 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

Rajesh B. Upadhyaya	68	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	63	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007.

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

Business and Operational Risks

The Company’s inventory levels have been adversely impacted by the global supply chain crisis, with an unprecedented impact on working capital requirements.

The impact of component shortages on sales of finished goods and the resulting increase in inventory levels have been unprecedented. Accordingly, we have been actively working with our suppliers to acquire scarce resources and with our customers to share the burden of these factors, while investing in systems to increase visibility into long-term supply and demand. Nevertheless, resulting improvements on the results of the Company’s operations are not certain and may continue to be elusive. The continued impact of increased inventory levels on working capital requirements materially increases our operating costs and if it continues unabated, could materially and adversely affect our business and results of operations.

Raw material price increases and supply shortages could adversely affect results.

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. In particular, inflation, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises (such as the COVID-19 pandemic), and geopolitical conflicts (including involving Russia, Belarus, or the Ukraine, which supply raw materials, such as neon, palladium and nickel, to the semiconductor industry) could adversely impact the price or availability of raw materials. Prices for raw materials necessary for production have fluctuated significantly in the past and the Company is currently experiencing upward pricing pressure on raw materials. Historically, it has been difficult to pass increased prices for components and raw materials through to our customers in the form of price increases. The Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Significant price increases for components and raw materials could adversely affect the Company's results of operations and operating margins. Consequently, its results of operations and financial condition may be adversely affected.

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

The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. Some of these factors include:

-          changes in availability and rising component costs

-          changes in sales mix to customers

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

-          price erosion within the EMS marketplace

-          capital equipment requirements needed to remain technologically competitive

-          volatility in the U.S. and international economic and financial markets

The volume and timing of sales to the Company’s customers may vary due to:

-          component availability

-          variation in demand for the Company’s customers’ products

-          customers’ attempts to manage their inventory

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

We have, and may in the future, encounter complications with acquisitions, which could potentially harm our business.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The integration of acquired businesses may be further complicated by difficulties managing operations in geographically dispersed locations. The integration of acquired businesses may not be successful and could result in disruption by diverting management’s attention from the core business. Also the acquired business’s products or services may not be accepted by the market. In addition, the integration of acquired businesses may require that we incur significant restructuring charges or other increases in our expenses and working capital requirements, which reduce our return on invested capital. Acquisitions may involve numerous other risks and challenges including but not limited to: potential loss of key employees and customers of the acquired companies; the potential for deficiencies in internal controls at acquired companies; lack of experience operating in the geographic market or industry sector of the acquired business; constraints on available liquidity, and exposure to unanticipated liabilities of acquired companies. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results.

Market Risks

Persistent inflation could have a material adverse impact on our business, operating results and financial condition.

Inflation has risen globally to levels not experienced in years. Inflation directly and indirectly increases the costs of operating expenses such as fuel, energy, transportation, materials, and labor. We may not be able to increase our product prices enough to offset these increased costs, and any increase in our product prices may reduce our future customer orders and profitability. Inflation may further erode consumer confidence, and negatively impact the market for our customers’ products. Persistent inflation could exacerbate other risk factors discussed in this Annual Report on Form 10-K.

Our customers have competitive challenges, that could include decreasing demand from their customers, rapid technological changes, and pricing pressures, which could adversely affect their business and the Company’s business.

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company. These factors include:

-          recessionary periods in our customers’ markets

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

Uncertainty over the erosion of global consumer confidence amidst concerns about volatile energy costs, geopolitical issues, the availability and cost of credit, declining asset values, inflation, unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth. The economic recovery of recent years is fragile. The Company’s sales and gross margins depend significantly on market demand for its customers’ products. The uncertainty in the U.S. and international economic and political environments could result in a decline in demand for our customers’ products in any industry. Further, any adverse changes in tax rates and laws or trade policies affecting our customers could result in decreasing gross margins. Any of these potential negative economic conditions may reduce demand for the Company’s customers’ products and adversely affect the Company’s sales. Consequently, the Company’s past operating results, earnings and cash flows may not be indicative of the Company’s future operating results, earnings and cash flows.

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

Sales to the Company’s five largest customers accounted for 47.4% and 55.3% of net sales for the fiscal years ended April 30, 2023, and April 30, 2022, respectively. For the fiscal year ended April 30, 2023, two customers accounted for 13.4% and 12.2% of net sales of the Company, and 6.8% and 4.6%, respectively, of accounts receivable. For the fiscal year ended April 30, 2022, two customers accounted for 21.8% and 11.7% of net sales of the Company, and 4.0% and 3.2%, respectively, of accounts receivable. Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material adverse impact on the results of operations. There can be no assurance that the Company will retain any or all of its largest customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

International Operations Risks

The Company has significant foreign operations that may pose additional risks.

The Company manufactures product in facilities located in Mexico, China, Vietnam and the United States. These operations may be subject to a number of risks, including:

-the political climate and relations with the United States, including the impact of trade wars, tariffs and trade barriers (including quotas)

-political and economic instability (including acts of terrorism, territorial disputes, pandemics, civil unrest, forms of violence, and outbreaks of war), which could impact our ability to ship, manufacture, or receive product

-the instability of the foreign economies

-burdens of complying with a wide variety of foreign laws and labor practices

-unexpected changes in regulatory requirements and laws

-difficulties in staffing, turnover and managing onshore and offshore operations

-export duties, import controls

-legal authority of the Company to operate and expand its business in foreign countries

-impact of physical and operational risks from natural disasters, severe weather events, and climate change

-impact of future temporary closures and labor constraints as a result of COVID-19.

The Company obtains many of its materials and components through its IPO in Taipei, Taiwan. The Company’s access to these materials and components is dependent on the continued viability of its Asian suppliers.

Approximately 37% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2023; 25% and 10% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2022, approximately 35% of the total assets were located in foreign jurisdictions; 20% and 12% were located in China and Mexico, respectively and 3% in other foreign locations.

There is a risk of fluctuation of various currencies integral to the Company’s operations.

The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. Dollar. Such fluctuations could have a material impact on the Company’s results of operations and performance. The impact of currency fluctuations for the fiscal year ended April 30, 2023, resulted in net foreign currency transaction losses of $892,642 compared to net foreign currency losses of $412,218 in the prior year. These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations. The Company has not, and is not expected to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

Unanticipated changes in our tax position, the adoption of new tax legislation or exposure to additional tax liabilities could adversely affect our financial results.

We base our tax position upon our understanding of the current tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. Given the scope of our international operations and our international tax arrangements, changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness. Based on current and future tax policy in Washington D.C., our effective tax rates and overall cash taxes may change in the future and could have an impact on our financial results.

Financing and Capital Risks

If we fail to comply with our credit agreements in future periods, we may be unable to secure any required waivers or amendments from the lenders and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreements contain numerous financial and operating covenants with which we must comply. In the fourth quarter of fiscal year 2023, the Company was able to negotiate amendments and waivers with both J.P. Morgan Chase and TCW Asset Management Company as a result of our failure to maintain certain covenants as of January 31, 2023. As of April 30, 2023, we were in compliance with these covenants. However, our continued compliance with our obligations in general and these financial covenants in particular is dependent on our financial results, which are subject to fluctuation as described elsewhere in the risk factors discussed in this Annual Report on Form 10-K. If we fail to comply with the covenants in the future and if our lenders do not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

The Company’s current credit facilities may become unavailable.

We cannot be certain that we will be able to amend the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations. It is possible that counterparties to our financial agreements, including our credit facilities and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle. Furthermore, our ability to meet any current or future financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors. The cessation of any of our current credit facilities could cause a material adverse effect on the Company’s business, results of operations and financial condition.

We may fail to secure or maintain necessary additional financing or capital.

While we currently believe we have ample liquidity to finance our business and manage the financial impact of current economic challenges, we can give no assurance that our existing credit arrangements will provide all of the financing capacity that we will need in the future. If the current credit facilities are not adequate, we may seek to raise additional capital by issuing additional equity, modifying our existing or obtaining new credit facilities, or through a combination of these methods. Our ability to issue additional common stock, other equity securities or debt securities may be hampered by any actual or perceived weakness or volatility in our stock price. Any such securities also likely will be dilutive to stockholders’ ownership interests. We may not be able to obtain capital when we want or need it, or on satisfactory terms. The failure to have access to sufficient capital could adversely materially affect the Company’s business, results of operations and financial condition.

Increasing interest rates for our borrowings could adversely affect our results of operations.

The Company pays interest on outstanding borrowings under its secured credit facilities and certain other long-term debt obligations at interest rates that fluctuate. In recent months, global inflation and other factors have resulted in a substantial increase in interest rates, and future borrowing costs may rise further. Adverse changes in the Company’s interest rates could have a material adverse effect on its financial condition and results of operations.

The price of the Company’s stock is volatile.

The price of the Company’s common stock historically has experienced significant volatility due to fluctuations in the Company’s revenue and earnings, other factors relating to the Company’s operations, the market’s changing expectations for the Company’s growth, overall equity market conditions and other factors unrelated to the Company’s operations. In addition, the limited float of the Company’s common stock also affects the volatility of the Company’s common stock. Such fluctuations are expected to continue in the future.

Although forgiven, the Company’s Paycheck Protection Program Loan (“PPP Loan”) remains subject to audit.

On April 23, 2020, the Company received a $6,282,973 PPP Loan under the CARES Act, which it used to retain current U.S. employees, maintain payroll and make lease and utility payments. The PPP Loan was forgiven on July 9, 2021. However, due to the size of the PPP Loan, it is subject to audit by the SBA for up to six years after forgiveness. While the Company believes that it satisfied all eligibility criteria for the PPP Loan, there is a risk that on audit, the Company will be determined to have been ineligible to receive the PPP Loan. In that case, the Company could be required to repay the PPP Loan in a lump sum and be subject to additional penalties and interest and adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

Regulatory and Legal Risks

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements.  It has also initiated tariffs on certain foreign goods, including raw materials utilized by the Company.  Changes in U.S. trade policy could result in one or more of the U.S.’ trading partners adopting responsive trade policy making it more difficult or costly for the Company to import components from those countries.  This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in a lower margin on products sold.

China has imposed tariffs on U.S. products in retaliation for U.S. tariffs. Additional tariffs could be imposed by China in response to proposed increased tariffs on products imported from China.  There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries.  The resulting trade war could have a significant adverse effect on world trade and the world economy.  To the extent that trade tariffs and other restrictions imposed by the United States increase the price of or limit the amount of certain raw materials utilized by the Company imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

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

Changes in securities laws and regulations may increase the Company’s compliance efforts and costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and securities disclosure and compliance practices of public companies. More recently the Dodd-Frank Act has required changes to our corporate governance, compliance practices and securities disclosures, and the SEC recently approved pay versus performance disclosures and Nasdaq’s board diversity proposal, immediately increasing the Company’s disclosure requirements. Proposed regulations by the SEC mandating new disclosures of environmental, social and governance information, including climate-related risks, targets and goals and their financial impact, could be adopted in the future. Compliance with these rules has increased our legal, financial and accounting costs, and those costs will increase if additional requirements are imposed. These legal developments may result in the Company having difficulty in attracting and retaining qualified directors or officers. The Company’s failure to comply with present or future regulations could result in the SEC or Nasdaq levying sanctions against the Company or even moving to delist its stock. Such consequences, as well as compliance costs, could have a material impact on the Company’s business, financial condition and results of operations.

Conflict Minerals regulations may cause the Company to incur additional expenses and could increase the cost of components contained in its products and adversely affect its inventory supply chain.

The Dodd-Frank Act, and the rules promulgated by the Securities and Exchange Commission (“SEC”) thereunder, require the Company to attempt to determine and report annually whether any Conflict Minerals contained in our products originated from the DRC or an adjoining country. The Dodd-Frank Act and these rules could affect our ability to source components that contain Conflict Minerals at acceptable prices and could impact the availability of Conflict Minerals, since there may be only a limited number of suppliers of conflict-free Conflict Minerals. Our customers may require that our products contain only conflict-free Conflict Minerals, and our revenues and margins may be negatively impacted if we are unable to meet this requirement at a reasonable price or are unable to pass through any increased costs associated with meeting this requirement. Additionally, the Company may suffer reputational harm with our customers and other stakeholders if our products are not conflict-free. The Company could incur significant costs in the event we are unable to manufacture products that contain only conflict-free Conflict Minerals or to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures.

The Company’s operations are subject to numerous other regulations and failure to comply with all applicable regulations could subject the Company to liability.

The Company is subject to a variety of regulations, including environmental regulation of the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process; disclosures relating to cancer-causing substances in drinking water as required under California Proposition 65; and compliance with the European Union’s requirements relating to certain chemical and hazardous substances including under the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Act and the Restriction of Hazardous Substances (RoHS-2) Directive. To date, the cost to the Company of such compliance has not had a material impact on the Company’s business, financial condition or results of operations. However, federal, state and local legislation and regulation are constantly evolving. Further, increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, federal, state or local requirements or industry standards to reduce or mitigate climate change and other environmental risks. The Company cannot predict the nature, scope or effect of regulatory legislation or requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Any failure by the Company to comply with present or future regulations, whether as a result of human error, equipment failure or other causes, could subject it to future liabilities to customers or governmental agencies, the suspension of production, increased costs or reputational harm with our customers and other stakeholders. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material impact on the Company’s business, financial condition and results of operations.

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

Technology Risks

It is increasingly difficult to protect the Company’s Information Technology (“IT”) systems.

With the increased use of technologies to conduct business, a company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyberattacks include gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption (e.g., ransomware attacks). Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Company or its service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Company’s ability to conduct business in the ordinary course, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, additional compliance costs and, in extreme cases, have caused companies to cease doing business. Cyber events also can affect counterparties or entities with which the Company does business, governmental and other regulatory authorities, banks, insurance companies and other financial institutions, among others. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Company has established risk management systems designed to prevent such cyber incidents, there are inherent limitations in such systems including the possibility that the Company has not prepared for certain risks that have not been or are not possible to have been identified. Further, the Company may have limited ability to influence, and cannot control, the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Company. The Company could be negatively impacted as a result.

If the security of the Company’s IT systems is breached or otherwise subjected to unauthorized access, the Company’s reputation may be severely harmed and it may be exposed to liability.

The Company’s IT systems store confidential information which includes its financial information, its customers’ proprietary information, product information, supplier information, and other critical data.  Any accidental or willful security breach or other unauthorized access could expose the Company to liability for the loss of such information, adverse regulatory action by federal, state and local governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage the Company’s reputation.  If security measures are breached because of third-party action, employee action or error, malfeasance or otherwise, or if design flaws in its software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of the Company’s customer data, its relationships with its customers may be severely damaged, and the Company could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company and its third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventive measures.  In addition, many states have enacted laws requiring companies to notify customers of data security breaches involving their data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause the Company’s customers to lose confidence in the effectiveness of its data security measures.  Any security breach whether actual or perceived, could harm the Company’s reputation, could cause it to lose customers and may negatively impact its ability to acquire new customers.

The Company and its customers may be unable to keep current with the industry’s technological changes.

The market for the Company’s manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company’s business will depend in large part upon our customers’ ability to maintain and enhance their technological capabilities, and our ability to develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Human Capital Risks

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

The Company currently has labor union contracts with its employees constituting approximately 48% and 51% of its workforce for fiscal years 2023 and 2022, respectively. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations. The Company is also subject to a variety of domestic and foreign employment laws, including those related to safety, wages, discrimination, harassment, organizing, employee privacy and severance. Allegations of violations of these laws could result in defense costs, damages, settlements and fines, which could have a material impact on the Company’s results of operations.

Accounting Risks

The Company has intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

The Company has recorded identifiable intangible assets on its balance sheet as a result of operations and acquisitions. A number of factors may result in impairments to intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets. For example, we concluded that our goodwill and long-lived assets as of April 30, 2023 were impaired and recorded asset impairment charges equal to a total of $23,096,771, which adversely impacted our results of operations. See Note F – Acquisition and Disposition, for a discussion related to impairment testing of goodwill and intangible assets for the year ended April 30, 2023. Any additional impairment charges could adversely affect the Company's financial condition or results of operations in the periods recognized.

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

Changes in financial accounting standards may affect our reported financial condition or results of operations as well as increase costs related to implementation of new standards and modifications to internal controls.

Our consolidated financial statements are prepared in conformity with accounting standards generally accepted in the United States, or U.S. GAAP. These principles are subject to amendments made primarily by the Financial Accounting Standards Board (FASB) and the SEC. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Prior to April 1, 2023, the Company, operated in two reportable segments as an independent provider of electronic EMS, and a provider of products to the Pet Tech market. The majority of the Pet Tech Segment was sold, effective as of April 1, 2023, and following such date, the Company operates in one reportable segment, the EMS segment. The Company has manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S.; Acuna, Coahuila, Mexico, Chihuahua, Chihuahua, Mexico and Tijuana, Baja California, Mexico; Bien Hoa City, Dong Nai Province, Vietnam and Suzhou, Jiangsu Province, China. In addition, the Company maintains an IPO in Taipei, Taiwan. The Company provides design services in Elgin, Illinois, U.S. The Company has an information technology office in Taichung, Taiwan.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	216,950	Electronic and electromechanical manufacturing solutions	* ***
Acuna, Mexico	128,440	Electronic and electromechanical manufacturing solutions	Owned **
Elk Grove Village, IL	124,300	Corporate headquarters, electronic and electromechanical manufacturing solutions and warehousing	Owned
Chihuahua, Mexico	121,000	Electronic and electromechanical manufacturing solutions	Leased
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
Elgin, IL	45,000	Design services	Owned
San Diego, CA	30,240	Warehousing and distribution	Leased

Del Rio, TX	28,000	Warehousing and distribution	Owned
Del Rio, TX	30,000	Warehousing and distribution	Leased
Bien Hoa City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
El Paso, TX	18,200	Warehousing and distribution	Leased
Del Rio, TX	16,000	Warehousing and distribution	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Taichung, Taiwan	1,650	Information technology office	Leased

*The Company’s Suzhou, China buildings are owned by the Company and the land is leased from the Chinese government for a 50 year term ending on July 15, 2053.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, U.S., Tijuana, Baja California and Chihuahua, Chihuahua Mexico, Bien Hoa City, Dong Nai Province, Vietnam, and Del Rio and El Paso, Texas, U.S. properties are occupied pursuant to leases of the premises. The lease agreement for the El Paso, Texas, U.S. property expires January 2030. The lease agreement for the Del Rio, Texas, U.S. property expires November 2025. The lease agreement for the San Diego, California, U.S. property expires August 2024. The lease agreement for the Union City, California, U.S. property expires June 2026. The Chihuahua, Chihuahua, Mexico lease expires April 2024. The Tijuana, Baja California, Mexico lease expires November 2023. The lease agreement for the Bien Hoa City, Dong Nai Province, Vietnam property expires June 2025. The Company’s manufacturing facilities located in Acuna, Coahuila, Mexico, Del Rio, Texas, U.S., Elgin, Illinois, U.S., and Elk Grove Village, Illinois, U.S., are owned by the Company, except for a portion of each facility in Acuna, Coahuila, Mexico and Del Rio, Texas, U.S., which are leased. The Company has an option to buy the leased portion of the facility in Acuna, Coahuila, Mexico. The properties in Del Rio, Texas, U.S., Elk Grove Village, Illinois, U.S., and Elgin, Illinois, U.S., are financed under separate mortgage loan agreements. The Company leases the IPO office in Taipei, Taiwan to coordinate Far East purchasing activities. The Company leases the information technology office in Taichung, Taiwan. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations. See Note R – Litigation, for more information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol SGMA.

As of July 19, 2023, there were approximately 70 holders of record of the Company’s common stock, which does not include stockholders whose stock is held through securities position listings. The Company estimates there to be approximately 3,000 beneficial owners of the Company’s common stock.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., its international procurement office SigmaTron International, Inc. Taiwan branch, and Wagz, Inc. (19 percent ownership as of April 1, 2023), (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. See “Item 1. Business—Cautionary Note” for a discussion of these forward-looking statements and the associated risks and uncertainties.

Overview

Prior to April 1, 2023, the Company operated in two reportable segments as an independent provider of EMS, and as a provider of products to the Pet Tech market. A majority of the Pet Tech Segment was sold on April 28, 2023, effective as of April 1, 2023, and following such date, the Company operates in one reportable segment, the EMS segment. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless, geo-mapped fence, and wellness system, and apparel and accessories.

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

See “Item 1. Business—Recent Developments” for additional information.

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2023 and April 30, 2022.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Factors Affecting Results

Supply Chain Component Shortages. The Company’s business, results of operations, and financial condition continue to be adversely affected by supply chain issues due to world-wide component shortages. The Company anticipates continuing supply chain issues in fiscal 2024.

Impairment of Goodwill and Long-Lived Assets. During the third quarter of fiscal 2023, the Company determined its goodwill and long-lived asset group was fully impaired and an impairment charge of $23,096,771 was recorded. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations. See Note H – Intangible Assets, for more information.

PPP Loan and CARES Act. During the fourth fiscal quarter of 2020 the Company received a $6,282,973 PPP Loan under the CARES Act. The Company believes it met the requirements for eligibility. During the fourth fiscal quarter of 2020 and continuing through fiscal year 2022, the Company had operational interruptions and incurred significant expenses related to the COVID-19 pandemic at all of its operations.  In some locations the interruptions and expenses were worse than others. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt.

Recent Developments

The Company began its Pet Technology operations after the December 31, 2021 acquisition of Wagz, Inc. The Company sold a majority of the business on April 28, 2023, effective as of April 1, 2023. Wagz has developed and brought to market a high tech pet collar and has multiple other products in development. Wagz is an IoT company which both owns intellectual property and secures recurring revenue through subscriptions for its services. During the fourth quarter of fiscal year 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. See “Item 1. Business—Recent Developments” for additional information.

On March 2, 2023, the Company received the JPM Notice and the TCW Notice. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement. See Note I – Long-term Debt, for more information.

On April 28, 2023, the Company entered into (i) the JPM Waiver with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) the TCW Waiver with Wagz, the TCW Lenders and Agent, which waived certain events of default under and amended certain terms of the Term Loan Agreement. See Note I – Long-term Debt and “Item 1. Business—Recent Developments”, for more information.

As described in Note I – Long-term Debt, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. In connection with the Waivers and such sale, the Lender Parties agreed to release Wagz and its property from the lien of the Lender Parties under the Credit Agreements.

Critical Accounting Estimates:

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

The potential impact of future disruptions and continued economic uncertainty over public health crises, including COVID-19 and variants, and the global supply chain may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. It is possible that these potential adverse impacts may result in the recognition of material impairments of the Company’s long-lived assets or other related charges in future periods.

Revenue Recognition – The Company recognizes revenue when control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s primary performance obligation to its customers is the production of finished goods electronic assembly products pursuant to purchase orders. The Company has concluded that control of the products it sells and transfers to its customers and an enforceable right to receive payment is customarily established at the point in time when the finished goods are shipped to its customers, or in some cases delivered pursuant to the specified shipping terms of each customer arrangement. With respect to consignment arrangements, control transfers and revenue is recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms). In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer, etc.) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption. For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer approves the first article of dies or molds. For engineering, design, and testing services, the Company’s performance obligations are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance.

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

Inventories – Inventories are valued at cost. Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods. In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or net realizable value. The

Company establishes inventory reserves for valuation and excess and obsolete inventory for which the customer is not obligated. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Of the Company’s raw materials inventory, a substantial portion has been purchased to fulfill committed future orders or for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory, a provision for excess and obsolete inventories is recorded for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

Intangible Assets – Intangible assets are comprised of finite life intangible assets including customer relationships, trade names and patents. The fair value recorded as of April 30, 2023 is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. The fair value of the acquired trade names and patents was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the intangible asset, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date using the internal rate of return.

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

During the third quarter of fiscal 2023, the Company revised the financial outlook for the Pet Tech segment, resulting in lower projected sales and net income for future periods. The Company assessed the overall market acceptance of the current Wagz product offerings after the holiday season and determined that this constituted a triggering event for the Company’s long-lived asset groups, primarily consisting of patents, trade names and certain fixed assets. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived group was not expected to be recovered.

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

The Company determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $9,527,773 during the three months ended January 31, 2023. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations. As of April 30, 2023 this non-cash charge has been reported under discontinued operations. See Note H – Intangible Assets and Note P – Discontinued Operations, for more information.

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

During the third quarter of fiscal 2023, the Company determined its goodwill was fully impaired as the fair value was lower than the carrying value and recorded an impairment charge of $13,320,534. This non-cash charge was recorded to impairment of goodwill and intangible assets as of January 31, 2023.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was previously established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale and certain foreign tax credits. The Company has established a valuation allowance of $7,260,628 on its U.S. capital loss and foreign tax credit carryforwards and a valuation allowance of $442,889 on certain foreign loss carryforwards as of April 30, 2023.

New Accounting Standards:

See Note B – Summary of Significant Accounting Policies of Item 15(a) Exhibits and Financial Statement Schedules.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2023 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2022

The following table sets forth the percentage relationships of gross profit and expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2023	2022

Net sales	$414,435,845	$378,316,495
Costs of products sold	362,982,248	333,925,226
As a percent of net sales	87.6%	88.3%
Gross profit	51,453,597	44,391,269
As a percent of net sales	12.4%	11.7%

Selling and administrative expenses	26,495,951	25,981,794
As a percent of net sales	6.4%	6.9%
Operating income from continuing operations	24,957,646	18,409,475

Gain on extinguishment of long-term debt	-	6,282,973
Other income	632,223	153,614
Interest expense, net	(8,403,904)	(1,500,140)
Income before income taxes from continuing operations	17,185,965	23,345,922

Income tax expense	(2,991,541)	(4,980,003)
Net income from continuing operations	$14,194,424	$18,365,919

Discontinued operations:
Loss before taxes from discontinued operations	$(36,629,902)	(9,180,064)
Tax benefit for discontinued operations	1,860,093	678,313
Net loss from discontinued operations	$(34,769,809)	$(8,501,751)

Net (loss) income	$(20,575,385)	$9,864,168

Net sales

Net sales increased $36,119,350, or 9.5% to $414,435,845 in fiscal 2023, compared to $378,316,495 in fiscal 2022. Net sales were higher due to higher sales volume and certain customer price increases implemented as a result of increased raw material and other operating costs that occurred during fiscal 2023, as compared to last fiscal year. The Federal Reserve has raised interest rates several times during fiscal 2023, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased in fiscal 2023 in industrial electronics and medical/life science compared to the prior fiscal year. The increase in sales was accompanied by a decrease in sales in consumer electronics.

Costs of products sold

Cost of products sold increased $29,057,022, or 8.7%, to $362,982,248 (87.6% of net sales) in fiscal 2023, compared to $333,925,226 (88.3% of net sales) in the prior fiscal year. The decrease in cost of products sold as a percentage of sales is primarily due to favorable sales mix, partially offset with higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher in fiscal 2023, compared to fiscal 2022, primarily due to inflationary pressures. The Company anticipates continuing supply chain issues in fiscal 2024.

Gross profit margin

Gross profit margin was 12.4% of net sales, in fiscal year 2023 compared to 11.7% of net sales in fiscal 2022. The increase in gross margins as a percentage of sales was primarily due to favorable sales mix, notwithstanding higher material, labor and other manufacturing costs during fiscal 2023, compared to fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses increased $514,157, or 2.0% to $26,495,951 (6.4% of net sales) in fiscal 2023, compared to $25,981,794 (6.9% of net sales) in the prior fiscal year. The increase in selling and administrative expenses primarily relates to inflationary pressures in fiscal 2023, compared to fiscal 2022.

Gain on the extinguishment of long-term debt

On April 23, 2020, the Company received proceeds of $6,282,973 from a PPP Loan under the CARES Act, which it used to retain current U.S. employees, maintain payroll and make lease and utility payments. The PPP Loan was forgiven on July 9, 2021 and was recorded as a gain on the extinguishment of debt in fiscal 2022.

Other Income

Other income increased to $632,223 in fiscal 2023, compared to $153,614 in fiscal 2022. The increase primarily relates to insurance proceeds received related to fire damage in one of our manufacturing locations.

Interest expense, net

Interest expense, net, increased to $8,403,904 in fiscal 2023 compared to $1,500,140 in fiscal 2022. The increase primarily relates to higher average debt levels as well as increased interest rates during fiscal 2023.

Income tax expense

Income tax expense decreased $1,988,462 to $2,991,541 in fiscal 2023, compared to $4,980,003 in fiscal 2022. The effective tax rate decreased to 17.4% in fiscal 2023, compared to 21.3% in fiscal 2022, primarily due to a decrease in the valuation allowance in the current year. The decrease in income tax expense in fiscal 2023 compared to fiscal 2022 is primarily due to decreased taxable income recognized in the current fiscal year compared to the previous fiscal year.

Net income from continuing operations

Net income from continuing operations decreased $4,171,495, to a net income of $14,194,424 in fiscal 2023, compared to a net income of $18,365,919 in fiscal 2022. Net income in fiscal 2022 included the one-time extinguishment of the PPP Loan in the amount of $6,282,973 that was recorded as a gain on the extinguishment of debt.

Net loss from discontinued operations

Net loss from discontinued operations in fiscal 2023 from the Pet Tech Segment of $34,769,809 which includes an impairment of goodwill and long-lived assets of $23,096,771 and losses on the sale of a business of $3,742,709. The fiscal 2023 discontinued losses include a tax benefit of $1,860,093. The net loss from discontinued operations for fiscal 2022 consisted of operational losses from the Pet Tech Segment of $2,879,829 and an impairment of notes receivable and investment charge of $6,300,235. The fiscal 2022 discontinued losses include a tax benefit of $678,313.

EMS Segment

The following table sets forth the percentage relationships of gross profit and expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2023	2022

Net sales	$414,435,845	$378,316,495
Costs of products sold	362,982,248	333,925,226
As a percent of net sales	87.6%	88.3%
Gross profit	51,453,597	44,391,269
As a percent of net sales	12.4%	11.7%

Selling and administrative expenses	26,495,951	25,981,794
As a percent of net sales	6.4%	6.9%
Operating income	$24,957,646	$18,409,475

Net sales

Net sales increased $36,119,350, or 9.5%, to $414,435,845 in fiscal 2023, compared to $378,316,495 in fiscal 2022. Net sales were higher primarily due to higher sales volume and certain customer price increases implemented as a result of increased raw material and other operating costs that occurred in fiscal 2023, compared to fiscal 2022. The Federal Reserve has raised interest rates several times during the fiscal year, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales increased in fiscal 2023 in industrial electronics and medical/life science compared to the prior fiscal year. The increase in sales was accompanied by a decrease in sales in consumer electronics.

Cost of products sold

Cost of products sold increased $29,057,022, or 8.7%, to $362,982,248 (87.6% of net sales) in fiscal 2023, compared to $333,925,226 (88.3% of net sales) in the prior fiscal year. The decrease in cost of products sold as a percentage of sales is primarily due to favorable sales mix, partially offset with higher material, logistics and other operating costs as a result of higher sales volumes and the impact of global supply chain disruptions that caused factory inefficiencies. Labor costs and other manufacturing costs were higher in fiscal 2023, primarily due to inflationary pressures. The Company anticipates continuing supply chain issues in fiscal 2024.

Gross profit

Gross profit margin was 12.4% of net sales in fiscal 2023, compared to 11.7% of net sales in the prior fiscal year. The increase in gross margins as a percentage of sales was primarily due to favorable sales mix, partially offset with higher material, labor and other manufacturing costs in fiscal 2023, compared to fiscal 2022.

Selling and administrative expenses

Selling and administrative expenses increased $514,157, or 2.0%, to $26,495,951 (6.4% of net sales) in fiscal 2023, compared to $25,981,794 (6.9% of net sales) in the prior fiscal year. Selling and administrative expenses increased in fiscal 2023 primarily due to increased wages and professional fees, partially offset by lower bonus expense, compared to fiscal 2022.

Operating income

Operating income increased $6,548,171, or 35.6%, to $24,957,646 (6.0% of net sales) in fiscal 2023, compared to $18,409,475 (4.9% of net sales) in the prior fiscal year. The increase was primarily due to higher sales volume and favorable sales mix, notwithstanding higher material, logistics and other operating costs.

Pet Technology Segment

The Company sold a majority of the Wagz stock on April 28, 2023, effective as of April 1, 2023. The Company still owns 19 percent of Wagz common stock as a passive investment as of April 30, 2023. The activity for fiscal 2023 and fiscal 2022 have been classified as discontinued operations in the Consolidated Statements of Operations.

Wagz was acquired on December 31, 2021, and therefore only reflects financial results for fiscal 2022 after the transaction date.

The following table sets forth the percentage relationships of gross profit and expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2023	2022

Net sales	$1,598,929	$549,929
Costs of products sold	1,732,352	509,327
As a percent of net sales	108.3%	92.6%
Gross profit	(133,423)	40,602
As a percent of net sales	-(8.3)%	7.4%

Selling and administrative expenses	9,656,999	2,920,277
Impairment of notes receivable and investment	-	6,300,235
Impairment of goodwill and other long-lived assets	23,096,771	-
Operating loss	$(32,887,193)	$(9,179,910)

Net sales

Net sales increased $1,049,000 to $1,598,929 in fiscal 2023, compared to $549,929 in fiscal 2022. Wagz was purchased on December 31, 2021 and sales for fiscal 2022 only reflect four months of activity. Sales for the period are primarily comprised of hardware and accessories, as well as recurring subscription revenue. The Pet Tech segment experienced supply chain issues, causing certain inventory shortages during fiscal 2023, which negatively affected hardware sales. In addition, the products struggled to gain market acceptance during the fiscal year.

Cost of products sold

Cost of products sold increased $1,223,025 to $1,732,352 (108.3% of net sales) in fiscal 2023, compared to $509,327 (92.6% of net sales) in the prior fiscal year. Cost of products sold as a percentage of sales increased during the current period primarily due to material cost increases and lower sales volumes.

Gross profit margin

Gross profit margin was –(8.3)% of net sales in fiscal 2023, compared to a gross profit margin of 7.4% in the prior fiscal year. Gross profit margins were negative in the current period due to material cost increases and lower sales volumes.

Selling and administrative expenses

Selling and administrative expenses increased $6,736,722, to $9,656,999 in fiscal 2023, compared to $2,920,277 in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products that were expected to launch in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Impairment of notes receivable and investment

Prior to the acquisition on December 31, 2021, the Company had an investment in Wagz of $600,000, Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. As described in Note F – Acquisition and Disposition, the Company’s 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235 in fiscal 2022.

Impairment of goodwill and other long-lived assets

In connection with the preparation and review of the financial statements for the quarter ended January 31, 2023, the Company revised the financial projections for its Pet Tech segment. The revised projections resulted in a triggering event for the Company’s goodwill and long-lived asset groups consisting of patents and trade names. As a result, the Company concluded that the carrying amount for goodwill and the long-lived asset groups was impaired and not expected to be recovered. Accordingly, a non-cash pre-tax goodwill impairment charge of $13,320,534 and a non-cash intangible assets impairment charge of $9,527,773, was recorded for the Company’s Pet Tech segment in fiscal 2023. In addition, Pet Tech fixed assets of $248,464 were written off due to the sale of Wagz effective April 1, 2023.

Operating loss

Operating loss increased $23,707,283, to $32,887,193 in fiscal 2023, compared to $9,179,910 in fiscal 2022. The increased loss was primarily due to the impairment of goodwill and other long-lived assets, lower than expected sales and increased selling and administrative expenses in fiscal 2023.

Liquidity and Capital Resources:

The Company’s liquidity requirements are primarily to fund its business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements. The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving Facility credit agreement. The Company believes its liquidity position will be sufficient to fund its existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than the Company expects due to inflationary pressure, supply chain disruptions, public health crises, including COVID-19 and variants, or other geopolitical risks, the Company’s liquidity position could be severely impacted. Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined below) has been classified as a current liability on the Consolidated Balance Sheet as of April 30, 2023.

Operating Activities

Cash flow used in operating activities was $13,256,804 for the fiscal year ended April 30, 2023, compared to cash flow used in operating activities of $14,381,723 for the prior fiscal year. Cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $5,328,740, a decrease in accounts payable in the amount of $20,702,026 and a decrease in deferred revenue in the amount of $3,179,709. Cash flow from operating activities was offset by a decrease in prepaid expenses and other assets in the amount of $5,954,202. The increase in accounts receivable is the result of an increase in net sales. The decrease in accounts payable is the result of the timing of vendor payments. The decrease in prepaid expenses and other assets is the result of a decrease in right-of-use assets.

Cash flow used in operating activities was $14,381,723 for the fiscal year ended April 30, 2022. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $68,297,962 and $12,288,539, respectively. Cash flow from operating activities was offset by an increase in accounts payable and deferred revenue in the amount of $33,299,432 and $10,487,828, respectively. The increase in inventory was the result of an increase in inventory purchases to satisfy customer orders. Further, capacity issues in the component industry made it difficult to obtain some components to complete assemblies for shipping. The increase in accounts payable was the result of more favorable payment terms with vendors and increased inventory purchases.

Investing Activities

In fiscal year 2023, cash used in investing activities was $5,179,247. During fiscal year 2023, the Company purchased $4,334,169 in machinery and equipment to be used in the ordinary course of business. The Company has received forecasts from current customers for increased business that would require additional investment in capital equipment and facilities. The Company anticipates purchases will be funded by lease transactions. However, there is no assurance that such increased business will be obtained or that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future. During the month of April 2023, the Company made advances of $900,000 to Wagz as agreed upon under the SPA. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated effective as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of the shares and Buyer holds a majority 81% of the shares.

In fiscal year 2022, cash used in investing activities was $10,252,100. The Company purchased $4,740,100 in machinery and equipment used in the ordinary course of business. The Company purchases were funded by the bank line of credit and lease transactions. The Company made advances of $5,512,000 to Wagz. In June 2020, the Company announced a proposed business combination with Wagz. The advances were made in conjunction with the proposed business combination.

Financing Activities

Cash provided by financing activities was $24,155,387 for the fiscal year ended April 30, 2023. Cash provided by financing activities was primarily the result of net borrowings under the line of credit and term loan agreement.

Cash provided by financing activities was $29,476,071 for the fiscal year ended April 30, 2022. Cash provided by financing activities was primarily the result of net borrowings under the line of credit.

Liquidity from Discontinued Operations

During fiscal 2023 cash used in discontinued operations from operating activities was $7,264,377, primarily related to Pet Tech Segment operations and transaction related expenses associated with the sale of the Wagz business. During fiscal 2022, cash used in operating activities of $5,843,456 relates to activity from the Pet Tech Segment. Cash used in investing activities for fiscal 2023 and fiscal 2022 was $134,419 and $9,432, respectively, primarily for capital expenditures.

Financing Summary

Debt and finance lease obligations consisted of the following at April 30, 2023 and April 30, 2022:

	2023	2022

Debt:
Notes Payable - Banks	$90,968,000	$56,830,377
Notes Payable - Buildings	417,143	6,459,340
Notes Payable - Equipment	3,524,115	4,202,292
Unamortized deferred financing costs	(1,608,558)	(401,040)
Total debt	93,300,700	67,090,969
Less current maturities*	52,761,520	6,991,567
Long-term debt	$40,539,180	$60,099,402

Finance lease obligations	$4,119,437	$4,215,810
Less current maturities	1,523,259	1,410,675
Total finance lease obligations, less current portion	$2,596,178	$2,805,135

* Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined below) has been classified as a current liability on the Consolidated Balance Sheet as of April 30, 2023.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A., pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $332,139 and $128,733 were capitalized during the fiscal year ended April 30, 2023 and April 30, 2022, respectively, which are amortized over the term of the JPM Credit Agreement. As of April 30, 2023, there was $51,134,699 outstanding and $11,539,183 of unused availability under the revolving Facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at April 30, 2022. As of April 30, 2023 and April 30, 2022, the unamortized amount offset against outstanding debt was $572,191 and $393,503, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date (as defined in the JPM Credit Agreement) and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the Revolving Commitment and (b) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM Waiver (as discussed below under “Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility must be classified as a current liability on the Consolidated Balance Sheet as of April 30, 2023.

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

The Facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

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

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of April 30, 2023, was $39,833,301. Deferred financing costs of $1,233,894 were capitalized during the fiscal year ended April 30, 2023. As of April 30, 2023, the unamortized amount offset against outstanding debt was $1,036,367.

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

Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from both JPM and TCW. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement. In addition, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements. The delinquency was remedied on May 19, 2023.

The JPM Notice indicated that the Lender was informed of the occurrence of events of defaults and the continuation thereof under the JPM Credit Agreement as a result of the Company’s failure to maintain a FCCR for the twelve month period ending January 31, 2023 of at least 1.10x as required under the JPM Credit Agreement (the “JPM Covenant Defaults”).

The TCW Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the Total Debt to EBITDA Ratio for the twelve month period ending January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’s failure to maintain FCCR as required under the JPM Credit Agreement (the “TCW Covenant Defaults” and together with the JPM Covenant Defaults, the “Defaults”).

As a result of the Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the Notices received on March 2, 2023, from each of JPM and the TCW Lenders and Agent, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Condensed Consolidated Balance Sheet on January 31, 2023.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement with Wagz, the financial institutions identified therein and TCW Asset Management Company LLC as administrative agent for the TCW Lenders (in such capacity, the “Agent” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Credit Agreements. The Company entered into the JPM Waiver and TCW Waiver (together, the “Waivers”) after receiving on March 2, 2023, the Notices from each of JPM and the TCW Lenders and Agent.

Pursuant to the Waivers, the Company has agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company, become a guarantor under the Credit Agreements and pledge to the Lender Parties all of the equity of the Company (the “Corporate Restructuring”), (ii) engage a financial advisor to review certain of the Company’s financial reporting to JPM and the Agent and participate in weekly conference calls with the advisor, JPM and the Agent to discuss and provide updates on the Company’s liquidity and operations, (iii) extend the Wagz Loan, (iv) pay to JPM an amendment fee in the amount of $70,000, paid in cash, and (v) pay to the TCW Lenders an amendment fee of $395,000 and a default rate fee of $188,301, both of which were paid in kind by being added to the principal of the TCW Term Loan. The Waivers also amended the Credit Agreements to, among other things, (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit

Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Loan and net assets of the Company and Wagz, and expenses relating to the Waivers, the Wagz sale and SPA, and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements) as follows:

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

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0.

In addition, pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of the third quarter of fiscal 2023 exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for a fiscal quarter during the PIK Period (defined in the Term Loan Agreement), then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

In exchange for such agreements, the Lender Parties have agreed to waive all of the existing events of default under the Credit Agreements through March 31, 2023, consent to the sale of Wagz and release Wagz and its property and the Company’s 81% interest in Wagz that was sold to Buyer (as disclosed below) from the lien of the Lender Parties.

In connection with the Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023.

On June 15, 2023, the Company entered into (i) Amendment No. 2 to the Credit Agreement (the “JPM Amendment No. 2”) by and among the Company and Lender, with respect to the JPM Credit Agreement and (ii) Amendment No. 2 to the Credit Agreement (“TCW Amendment No. 2”) by and among the Company, the TCW Lenders and the Agent with respect to the Term Loan Agreement. The JPM Amendment No. 2 and TCW Amendment No. 2 (together, the “Amendments”) amend the Credit Agreements to extend the date, from May 31, 2023 to July 31, 2023, after which the Agent may request that the Company effect the Corporate Restructuring.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations for fiscal 2022 as a non-cash gain upon extinguishment of long-term debt.

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,444,252 as of April 30, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at April 30, 2023 compared to an outstanding balance of $438,219 at April 30, 2022.

Notes Payable - Buildings

The Facility also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. There was no outstanding balance at April 30, 2023 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $417,143 and $464,895 at April 30, 2023 and April 30, 2022, respectively.

Notes Payable - Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement mature on May 1, 2023, with a final quarterly installment payment of $9,310 and a fixed interest rate of 8.00% per annum.

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

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the outstanding lease agreements mature through April 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Other

The Company provides funds for administration and manufacturing services such as salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the international procurement office in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2023, resulted in net foreign currency transaction losses of $892,642 compared to net foreign currency losses of $412,218 in the prior year. In fiscal year 2023, the Company paid approximately $60,070,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $11,822,000 as of April 30, 2023.

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

AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under the Exchange Act and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of April 30, 2023. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2023.

Management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

There has been no change in the Company’s internal control over financial reporting during the fiscal year ended April 30, 2023, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of April 30, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2023, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2023.

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

ITEM 16. FORM 10-K SUMMARY

None.

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 13, 2023.

3.2	Amended and Restated By-laws of the Company, adopted on October 13, 2021, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 15, 2021.

3.3

Second Amended and Restated By-laws of the Company, adopted on July 11, 2023 and effective July 31, 2023, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 13, 2023.

10.1	Form of 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-72100.* (P)(Rule 311)

10.2	2004 Employee Stock Option Plan, incorporated herein by reference to Appendix B to the Company’s 2004 Proxy Statement filed on August 16, 2004. *

10.3

SigmaTron International, Inc. 2011 Employee Stock Option Plan dated September 16, 2011, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-8 filed on December 14, 2011.*

10.4

SigmaTron International, Inc. Amended and Restated Change in Control Severance Payment Plan dated March 11, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 14, 2014.*

10.5

Asset Purchase Agreement effective as of April 30, 2018 between SigmaTron International, Inc. and Wagz, Inc., incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K/A filed on May 4, 2018.

10.12	SigmaTron International, Inc. 2019 Employee Stock Option Plan dated September 13, 2019, incorporated herein by reference to Exhibit 10.1 to the Company’ Form 8-K filed on September 17, 2019.*

10.6	SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2022 dated May 25, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 9, 2021.*

10.7

Agreement and Plan of Merger, dated July 19, 2021, by and among SigmaTron International, Inc., Remy Pom, Inc., Wagz, Inc., and Terry B. Anderton incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 21, 2021.

10.8

SigmaTron International, Inc. 2021 Employee Stock Option Plan dated July 13, 2021, incorporated herein by reference to Exhibit B to the definitive proxy statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on September 8, 2021.*

10.9

SigmaTron International, Inc. 2021 Non-Employee Director Restricted Stock Plan dated September 15, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021.*

10.10

Third Amendment to Credit Agreement entered into as of September 30, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 13, 2021.

10.11

Fourth Amendment to Credit Agreement entered into as of November 17, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 13, 2021.

10.12

Fifth Amendment to Credit Agreement entered into as of March 17, 2022, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 22, 2022.

10.13

First Amendment to Agreement and Plan of Merger, dated December 7, 2021, by and among SigmaTron International, Inc., Remy Pom, Inc., Wagz, Inc., and Terry B. Anderton incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 10, 2021.

10.14

Sixth Amendment to Credit Agreement entered into as of April 25, 2022, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 27, 2022.

10.15

Amended and Restated Credit Agreement dated July 18, 2022, by and among SigmaTron International, Inc., Wagz, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2022.

10.16

Credit Agreement dated July 18, 2022, by and among SigmaTron International, Inc., Wagz, Inc., TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 22, 2022.

10.17

SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2023 dated September 16, 2022, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2022.*

10.18

Waiver, Consent and Amendment No. 1 to the Credit Agreement dated April 28, 2023, by and among SigmaTron International, Inc., Wagz, Inc. and JPMorgan Chase Bank, N.A.incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2023.

10.19

Waiver, Consent and Amendment No. 1 to the Credit Agreement dated April 28, 2023, by and among SigmaTron International, Inc., Wagz, Inc. and TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto,incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 4, 2023.

10.20

Stock Purchase Agreement, dated April 28, 2023, by and among SigmaTron International, Inc. Wagz, Inc., Vynetic LLC, and Terry B. Anderton incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 4, 2023.

10.21	Promissory Note dated April 1, 2023, issued by Wagz, Inc. to SigmaTron International, Inc.incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 4, 2023.

10.22

Amendment No. 2 to the Credit Agreement dated June 15, 2023, by and among SigmaTron International, Inc., and JPMorgan Chase Bank, N.A.incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2023.

10.23

Amendment No. 2 to the Credit Agreement dated June 15, 2023, by and among SigmaTron International, Inc., and TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto,incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2023.

21.0	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, P.A.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2023).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: July 21, 2023

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	July 21, 2023
Gary R. Fairhead	Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ James J. Reiman	Chief Financial Officer, Vice President Finance,	July 21, 2023
James J. Reiman	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/Linda K. Frauendorfer	Director	July 21, 2023
Linda K. Frauendorfer

/s/ Thomas W. Rieck	Director	July 21, 2023
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	July 21, 2023
Dilip S. Vyas

/s/ Paul J. Plante	Director	July 21, 2023
Paul J. Plante

/s/ Bruce J. Mantia	Director	July 21, 2023
Bruce J. Mantia

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023 and 2022

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (the “Company”) as of April 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Obsolescence Reserve

As described in Notes B and D to the consolidated financial statements, as of April 30, 2023, the Company recorded an inventory obsolescence reserve of $4,566,061 on raw materials inventory of $142,612,325. A substantial portion of the Company’s raw materials inventory has been purchased to fulfill committed future orders or relates to raw materials inventory for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory (“value over stock raw material inventory”), the Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.

We identified the valuation of the value over stock raw material inventory as a critical audit matter. In determining the obsolescence reserve for value over stock raw material inventory, critical inputs are used over the rates applied to historical usage and future forecasts by inventory item to identify items for specific management review. The evaluation over the need for a reserve requires assumptions about the expected future ability to use the raw material inventory items based on an assessment of current market conditions, future industry trends, and customer demand. Auditing the assumptions used by management in determining the inventory obsolescence reserve involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

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

/s/ BDO USA, P.A.

We have served as the Company’s auditor since 2006.

Chicago, Illinois

July 21, 2023

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2023 and 2022

C

	April 30,	April 30,
ASSETS	2023	2022

CURRENT ASSETS
Cash and cash equivalents	$819,129	$2,498,589

Accounts receivable, less allowance for doubtful accounts of
$100,000 at April 30, 2023 and April 30, 2022	46,284,818	41,071,740
Inventories, net	165,555,199	164,664,965
Prepaid expenses and other assets	1,678,263	2,151,827
Refundable and prepaid income taxes	779,705	1,238,973
Other receivables	5,349,328	6,318,164
Current assets of discontinued operations	-	999,881

Total current assets	220,466,442	218,944,139

PROPERTY, MACHINERY AND EQUIPMENT, NET	35,788,357	35,778,106

OTHER LONG-TERM ASSETS
Intangible assets, net	1,311,030	1,650,163
Deferred income taxes	2,640,902	856,863
Right-of-use assets	7,225,423	10,946,764
Other assets	1,195,045	1,174,284
Assets of discontinued operations	-	24,280,958

Total other long-term assets	12,372,400	38,909,032

TOTAL ASSETS	$268,627,199	$293,631,277

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2023 and 2022

	April 30,	April 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2023	2022

CURRENT LIABILITIES
Trade accounts payable	$75,159,716	$95,953,429
Accrued expenses	2,933,430	2,753,102
Accrued wages	7,917,266	9,077,849
Income taxes payable	1,041,998	802,556
Deferred revenue	8,063,197	11,394,820
Current portion of long-term debt	52,761,520	6,991,567
Current portion of finance lease obligations	1,523,259	1,410,675
Current portion of operating lease obligations	2,908,213	3,508,864
Current liabilities of discontinued operations	-	608,333

Total current liabilities	152,308,599	132,501,195

Long-term debt, less current portion	40,539,180	60,099,402
Finance lease obligations, less current portion	2,596,178	2,805,135
Operating lease obligations, less current portion	4,723,867	7,903,898
Income taxes payable	267,998	357,331
Deferred income taxes	-	363,732
Other long-term liabilities	100,350	1,051,587
Long-term liabilities of discontinued operations	-	215,000

Total long-term liabilities	48,227,573	72,796,085

Total liabilities	200,536,172	205,297,280
Commitment and contingencies (See Note R - Litigation)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,091,288 and 6,026,788 shares issued and
outstanding at April 30, 2023 and April 30, 2022, respectively	60,634	60,379
Capital in excess of par value	41,986,570	41,654,410
Retained earnings	26,043,823	46,619,208

Total stockholders’ equity	68,091,027	88,333,997

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$268,627,199	$293,631,277

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2023 and 2022

	2023	2022

Net sales	$414,435,845	$378,316,495

Cost of products sold	362,982,248	333,925,226

Gross profit	51,453,597	44,391,269

Selling and administrative expenses	26,495,951	25,981,794

Operating income	24,957,646	18,409,475

Gain on extinguishment of long-term debt	-	6,282,973
Other income	632,223	153,614
Interest expense, net	(8,403,904)	(1,500,140)

Income before income taxes	17,185,965	23,345,922

Income tax expense	(2,991,541)	(4,980,003)

Net income from continuing operations	$14,194,424	$18,365,919

Discontinued operations:
Loss before tax from discontinued operations	(36,629,902)	(9,180,064)
Tax benefit from discontinued operations	1,860,093	678,313
Net loss from discontinued operations	$(34,769,809)	$(8,501,751)

Net (loss) income	$(20,575,385)	$9,864,168

Basic (loss) earnings per common share:
Income from continuing operations	2.34	3.81
Loss from discontinued operations	(5.73)	(1.77)
Basic (loss) earnings per common share:	$(3.39)	$2.04

Diluted (loss) earnings per common share:
Income from continuing operations	2.34	3.58
Loss from discontinued operations	(5.73)	(1.66)
Diluted (loss) earnings per common share:	$(3.39)	$1.92

Weighted-average shares of common
stock outstanding
Basic	6,069,680	4,825,360

Diluted	6,069,680	5,129,234

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2023 and 2022

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at April 30, 2021	-	42,560	23,751,461	36,755,040	60,549,061

Recognition of stock-based compensation	-	-	622,244	-	622,244

Exercise of stock options	-	1,857	915,735	-	917,592

Restricted stock awards	-	176	127,340	-	127,516

Issuance of stock for settlement of lease agreement	-	320	276,800	-	277,120

Issuance of stock for acquisition	-	24,439	25,220,738	-	25,245,177

Purchase of treasury stock related to acquisition	-	(8,973)	(9,259,908)	-	(9,268,881)

Net loss from discontinued operations	-	-	-	(8,501,751)	(8,501,751)

Net income from continuing operations	-	-	-	18,365,919	18,365,919

Balance at April 30, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

Recognition of stock-based compensation	-	-	184,343	-	184,343

Restricted stock awards	-	255	147,817	-	148,072

Net loss from discontinued operations	-	-	-	(34,769,809)	(34,769,809)

Net income from continuing operations	-	-	-	14,194,424	14,194,424

Balance at April 30, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net income from continuing operations	$14,194,424	$18,365,919
Net loss from discontinued operations	(34,769,809)	(8,501,751)
Adjustments to reconcile net income to net
cash used in operating activities from continuing operations
Depreciation and amortization of property, machinery and equipment	5,817,659	5,720,157
Stock-based compensation	184,343	622,244
Restricted stock expense	148,072	127,516
Impairment of notes receivable and investment	-	6,300,235
Provision for inventory obsolescence	488,000	1,711,599
Deferred income tax expense (benefit)	(2,362,771)	1,154,012
Gain on extinguishment of long-term debt	-	(6,282,973)
Amortization of intangible assets	339,133	346,586
Amortization of financing fees	358,515	81,130
Gain from involuntary conversion on non-monetary assets due to fire	(469,849)	-
Loss from disposal or sale of machinery and equipment	15,419	24,970
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(5,328,740)	(12,288,539)
Inventories	(2,819,297)	(68,297,962)
Prepaid expenses and other assets	5,954,202	(1,784,499)
Refundable and prepaid income taxes	468,790	(850,207)
Income taxes payable	150,109	(576,592)
Trade accounts payable	(20,702,026)	33,299,432
Deferred revenue	(3,179,709)	10,487,828
Operating lease liabilities	(3,780,682)	(2,552,673)
Accrued expenses and wages	(2,732,396)	10,094
Net cash used in operating activities from continuing operations	(13,256,804)	(14,381,723)
Cash flows from investing activities from continuing operations
Purchases of machinery and equipment	(4,334,169)	(4,740,100)
Proceeds from the sale of business	1	-
Advances on notes receivable	(900,000)	(5,512,000)
Proceeds from insurance settlement	54,921	-
Net cash used in investing activities from continuing operations	(5,179,247)	(10,252,100)
Cash flows from financing activities
Proceeds from the exercise of common stock options	-	917,592
Proceeds under equipment note	416,728	1,412,005
Payments under finance and sale leaseback agreements	(1,695,829)	(1,855,822)
Payments under equipment note	(1,094,905)	(1,133,352)
Payments under building notes payable	(6,042,197)	(478,423)
Borrowings under term loan agreement	40,000,000	-
Payments under term loan agreement	(750,000)	-
Borrowings under revolving line of credit	454,991,301	450,182,580
Payments under revolving line of credit	(460,103,679)	(418,758,090)
Payments of debt financing costs	(1,566,032)	(514,672)

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Years ended April 30, 2023 and 2022

Payments of debt	-	(295,747)
Net cash provided by financing activities	24,155,387	29,476,071

Cash flows from discontinued operations:
Net cash used in operating activities	(7,264,377)	(5,843,456)
Net cash used in investing activities	(134,419)	548,842
Net cash used in discontinued operations	(7,398,796)	(5,294,614)

Change in cash and cash equivalents	(1,679,460)	(452,366)

Cash and cash equivalents at beginning of year	2,498,589	2,950,955
Cash and cash equivalents at end of year	$819,129	$2,498,589

	2023	2022
Supplementary disclosures of cash flow information
Cash paid for interest	$7,765,467	$1,470,789
Cash paid for income taxes	2,650,641	4,575,349
Purchase of machinery and equipment financed
under finance leases	1,599,456	3,435,498
Financing of insurance policy	391,437	201,226
Issuance of stock for settlement of lease agreement	-	277,120

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023 and 2022

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operated as an independent provider of electronic manufacturing services (“EMS”) and a provider of products to the Pet Tech market. The Pet Tech Segment was sold, effective as of April 1, 2023. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. In connection with the production of assembled products, the EMS segment also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting.

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. The Company entered into a Stock Purchase Agreement (“SPA”) by and among the Company, Wagz, Vynetic LLC, a Delaware limited liability company (“Buyer”), and Terry B. Anderton, co-founder of Wagz and principal of Buyer (“Anderton”), pursuant to which the Company sold to Buyer 81% of the issued and outstanding shares of common stock of Wagz (the “Shares”) for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a $900,000 working capital term loan (the “Wagz Loan”) to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated effective as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of the shares and Buyer holds a majority 81% of the shares.

As of April 30, 2023, the Company provided manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan. Approximately 37% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2023; 25% and 10% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2022, approximately 35% of the total assets were located in foreign jurisdictions; 20% and 12% were located in China and Mexico, respectively, and 3% in other foreign locations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (majority of business sold, effective as of April 1, 2023). The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuations for the fiscal year ended April 30, 2023, resulted in net foreign currency transaction losses of $892,642 compared to net foreign currency losses of $412,218 in the prior year.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Discontinued Operations

On April 1, 2023, SigmaTron completed the sale of its Wagz, Inc. business. In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Wagz, Inc. business met discontinued operations accounting criteria at the end of the fourth quarter of fiscal year 2023. The results of the Wagz, Inc. business and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. These changes have been applied to all periods presented. See Note P — Discontinued Operations, for additional information.

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

Financing Receivables

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers without recourse. The accounts receivable balances sold are at the election of the Company. The Company incurred fees for such sales, which are reflected as selling and administrative expenses on the Company’s Consolidated Statements of Operations and were not material for the fiscal years ended April 30, 2023 and 2022.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale. During the years ended April 30, 2023 and April 30, 2022, the Company sold without recourse trade receivables of approximately $94,000,000 and $121,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts relates to receivables not expected to be collected from its customers. This allowance is based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer and a five-year average of prior uncollectible amounts. If there is an adverse change in the financial condition of the Company’s customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight line method, which approximates the effective interest method, over the term of the related debt. Deferred financing fees of $1,608,558 and $401,040 net of accumulated amortization of $457,992 and $99,477, respectively, as of April 30, 2023 and 2022, respectively, are deducted from long term debt on the Company’s Consolidated Balance Sheet.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Risks and Uncertainties

Since 2020, the global COVID-19 pandemic has created significant business disruption and economic uncertainty which adversely impacted our manufacturing operations, supply chain, and distribution channels. While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term effects of the disruption, including supply chain disruption, and resulting impact on the global economy and capital markets remain unpredictable, and depend on future developments such as the potential resurgence of the crisis, variant strains of the virus, vaccine availability and effectiveness, and future government actions in response to the crisis. This unpredictability could limit our ability to respond to future developments quickly.

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

April 30, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested. There were 105,286 anti-dilutive common stock equivalents and no anti-dilutive common stock equivalents at April 30, 2023 and April 30, 2022, respectively, which have been excluded from the calculation of diluted earnings per share.

	Fiscal Years Ended
	April 30,
	2023	2022

Net income from continuing operations	$14,194,424	$18,365,919
Net loss from discontinued operations	(34,769,809)	(8,501,751)
Total net (loss) income	(20,575,385)	9,864,168
Weighted-average shares
Basic	6,069,680	4,825,360
Effect of dilutive stock options	-	303,874

Diluted	6,069,680	5,129,234

Basic (loss) earnings per common share
Basic earnings per share from continuing operations	2.34	3.81
Basic loss per share from discontinued operations	(5.73)	(1.77)
Basic total (loss) earnings per share	$(3.39)	$2.04

Diluted (loss) earnings per common share
Diluted earnings per share from continuing operations	2.34	3.58
Diluted loss per share from discontinued operations	(5.73)	(1.66)
Diluted total (loss) earnings per share	$(3.39)	$1.92

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

April 30, 2023 and 2022

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

The Company’s typical payment terms are 30 days and its sales arrangements do not contain any significant financing component for its customers. The Company’s customer arrangements do not generate contract assets that are material to the consolidated financial statements.

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in net sales in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported as deferred revenue in the Consolidated Balance Sheets and amounts recognized through net sales for each period presented.

	Fiscal Years Ended
	April 30,
	2023	2022
Contract Liability (deferred revenue)	$8,063,197	$11,394,820

Revenue recognized in the period from amounts included in the contact liability at the beginning of the period	$11,394,820	$423,971

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

April 30, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition - Continued

During fiscal year 2023, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at April 30, 2023. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of April 30, 2023, with an expected duration of greater than one year.

The majority of sales are made to U.S. based customers. The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Year Ended April 30,	Year Ended April 30,
Net sales by end-market	2023	2022
Industrial Electronics	$278,844,264	$209,405,083
Consumer Electronics	109,043,652	145,972,308
Medical / Life Sciences	26,547,929	22,939,104
Total Net Sales	$414,435,845	$378,316,495

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses. Customers are typically invoiced for shipping costs and such amounts are included in net sales. Shipping and handling costs were not material to the financial statements for fiscal years 2023 or 2022.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2023 and April 30, 2022, due to their short-term nature and are considered Level 1.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market and are considered Level 2.

Intangible Assets

Intangible assets are comprised of finite life intangible assets including customer relationships, trade names and patents. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 20 years for trade names, 18 years for patents, and customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

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

During the third quarter of fiscal 2023, the Company revised the financial outlook for the Pet Tech segment, resulting in lower projected sales and net income for future periods. The Company assessed the overall market acceptance of the current Wagz product offerings after the holiday season and determined that this constituted a triggering event for the Company’s long-lived asset groups, primarily consisting of patents, trade names and certain fixed assets. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived group was not expected to be recovered.

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

The Company determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $9,527,773 during the third quarter of fiscal 2023. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations as of January 31, 2023. As of April 30, 2023 this non-cash charge has been reported under discontinued operations. See Note H – Intangible Assets and Note P – Discontinued Operations, for more information.

The Company’s analysis for 2023 did not indicate that any of its other long-lived assets were impaired. The Company has yet to experience significant cancellations of orders; however, the potential impact of future disruptions, may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill - Continued

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

During the third quarter of fiscal 2023, the Company determined its goodwill was fully impaired as the fair value was lower than the carrying value and recorded an impairment charge of $13,320,534. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations. As of April 30, 2023 this non-cash charge has been reported under discontinued operations. See Note P – Discontinued Operations, for more information.

Investment in Wagz

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

Pursuant to the Merger Agreement, 2,443,870 shares of common stock of the Company were issued in the merger for a value of 25,245,177, of which 1,546,592 shares are allocated to Wagz shareholders (excluding the Company) for a total value of $15,976,295, and 897,278 shares are allocated to the Company and treated as treasury stock for a total value of $9,268,881, recorded in the Statements of Changes in Stockholders’ Equity for the fiscal year 2022. The treasury shares were retired as of April 30, 2022. On April 28, 2023, effective as of April 1, 2023, the Company sold a majority of its interest in Wagz, which operated the Pet Tech business. Please refer to Note F – Acquisition, for more information.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

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

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For smaller reporting companies, ASU 2016- 13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements but is not expected to have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a period of time to ease the potential burden in accounting for the transition from reference rates that are expected to be discontinued. Regulators and market participants in various jurisdictions have undertaken efforts to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued clarification on the scope of relief related to the reference rate reform. In December 2022, the FASB extended the period of time entities can use the reference rate reform relief guidance by two years which defers the sunset date from December 31, 2022 to December 31, 2024. The Company adopted this ASU in fiscal 2023 and it had no impact on its consolidated financial statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows:

	2023	2022
Beginning Balance	$100,000	$100,000
Bad debt expense	-	-
Bad debt recovery	-	-
Write-offs	-	-
	$100,000	$100,000

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2023	2022

Finished products	$22,093,018	$21,875,390
Work-in-process	5,415,917	5,907,766
Raw materials	142,612,325	140,118,156
	170,121,260	167,901,312
Less obsolescence reserve	4,566,061	3,236,347
	$165,555,199	$164,664,965

Changes in the Company’s inventory obsolescence reserve are as follows:

	2023	2022

Beginning balance	$3,236,347	$2,414,310
Provision for obsolescence	488,000	1,711,599
Provision for Wagz inventory	1,441,063	-
Write-offs	(599,349)	(889,562)
	$4,566,061	$3,236,347

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2023	2022

Land and buildings	$18,826,246	$18,653,248
Machinery and equipment	85,895,593	81,551,714
Office equipment and software	14,675,432	13,738,965
Leasehold improvements	3,137,540	3,016,857
Equipment under finance leases	6,300,225	6,642,719
	128,835,036	123,603,503
Less accumulated depreciation and amortization,
including accumulated amortization of assets
under finance leases of $1,006,128 and $1,081,476 at April 30,
2023 and 2022, respectively	93,046,679	87,825,397

Property, machinery and
equipment, net	$35,788,357	$35,778,106

Depreciation and amortization expense of property, machinery and equipment was $5,817,659 and $5,720,157 for the fiscal years ended April 30, 2023 and April 30, 2022, respectively.

NOTE F – ACQUISITION AND DISPOSITION

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale of a majority stake in Wagz, effective as of April 1, 2023. The Company entered into the SPA with Wagz, Buyer and Anderton, pursuant to which the Company sold to Buyer 81% of the Shares for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a Wagz Loan to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of the shares and Buyer holds a majority 81% of the shares. See Note P – Discontinued Operations, for more information.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE F – ACQUISITION AND DISPOSITION - Continued

Prior to the acquisition, the Company had an investment in Wagz of $600,000, and held Convertible Secured Promissory Notes issued by Wagz of $12,000,000 and Secured Promissory Notes issued by Wagz of $1,380,705. Pursuant to the Merger Agreement, prior to the acquisition, the Convertible Secured Promissory Notes converted to 12,000,000 shares of Wagz common stock, resulting in a 25.5% ownership in Wagz. The Company's 25.5% equity interest in Wagz common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235 within the Statements of Operations during fiscal year 2022.

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
$23,656,233

The following table presents the purchase price allocation for Wagz. The Company accounted for the acquisition under the acquisition method and is required to measure identifiable assets acquired and liabilities assumed of the acquiree at fair value on the closing date. The fair value of the majority of the assets was determined by a third party valuation firm using management estimates and assumptions including intangible assets of $9,730,000 for patents and $1,230,000 for trade names. The appropriate fair values of the assets acquired and liabilities assumed are based on estimates and assumptions.

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

April 30, 2023 and 2022

NOTE F – ACQUISITION AND DISPOSITION- Continued

The intangible assets acquired in the Wagz acquisition consisted of the following:

		Expected Weighted
		Amortization
	Fair Value	Period
Trade name	$1,230,000	20 years
Patents	9,730,000	18 years
	$10,960,000

The fair value recorded as of April 30, 2022 is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates, estimated tax rates, and appropriate risk-adjusted weighted-average cost of capital. These assumptions reflect the Company’s best estimates. The fair value of the acquired trade names and patents was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the intangible asset, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date using the internal rate of return.

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

The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. The Pet Tech Segment was sold, effective as of April 1, 2023. The results for the Pet Tech Segment are reported as discontinued operations for fiscal 2023 and fiscal 2022.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note-A Description of the Business. The CODM allocates resources to and evaluates the performance of each operating segment based on operating income.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE G – SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended April 30, 2023
	EMS		Pet Tech
	Segment		Segment	Consolidated

Net sales (1) (2)	$414,435,845		$1,598,929	$416,034,774

Operating income (loss) (2)	24,957,646		(32,887,193)	(7,929,547)

Other income				632,223
Interest expense, net				(8,403,904)

Loss before income taxes				$(15,701,228)

Purchases of machinery and equipment	4,334,169		134,419	4,468,588

Depreciation and amortization	5,817,659		45,877	5,863,536

Identifiable assets	$268,627,199	$		$268,627,199

(1)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $938,370 have been eliminated.

(2)The results for the Pet Tech Segment are reported as discontinued operations for fiscal 2023 and fiscal 2022.

	Fiscal Year Ended April 30, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (1) (2)	$378,316,495	$549,929	$378,866,424

Operating income (loss) (2)	18,409,475	(9,180,064)	9,229,411

Gain on extinguishment of long-term debt			6,282,973
Other income			153,614
Interest expense, net			(1,500,140)

Income before income taxes			$14,165,858

Purchases of machinery and equipment	4,740,100	9,432	4,749,532

Depreciation and amortization	5,720,157	16,161	5,736,318

Identifiable assets (2)	$268,350,438	$25,280,839	$293,631,277

(1)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $213,298 have been eliminated.

(2)The results for the Pet Tech Segment are reported as discontinued operations for fiscal 2023 and fiscal 2022.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE G – SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

The following tables set forth net sales from continuing operations and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
	April 30, 2023	April 30, 2022
Net sales:
U.S.	$117,389,877	$89,119,720
China	48,584,165	46,347,260
Vietnam	11,523,284	13,981,553
Mexico	236,938,519	228,867,962
Total net sales	$414,435,845	$378,316,495

	Fiscal Year Ended
	April 30, 2023	April 30, 2022
Tangible long-lived assets, net:
U.S.	$20,371,298	$21,538,417
China	4,212,780	5,060,021
Mexico	17,574,899	18,839,855
Other	854,803	1,286,577
Total tangible long-lived assets, net	$43,013,780	$46,724,870

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE H - INTANGIBLE ASSETS

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2023 as follows:

	April 30, 2023
	Gross
	Carrying	Accumulated	Impairment	Write Off	Net Intangible
	Amount	Amortization	Amount	Amount	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,378,970	-	-	1,311,030
Wagz:
Trade name	1,230,000	68,380	813,960	347,660	-
Patents	9,730,000	586,313	8,713,813	429,874	-
Total	$15,650,000	$4,033,663	$9,527,773	$777,534	$1,311,030

Intangible assets subject to amortization are summarized as of April 30, 2022, as follows:

	April 30, 2022
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,039,837	1,650,163
Wagz:
Trade name	1,230,000	20,500	1,209,500
Patents	9,730,000	180,185	9,549,815
Less intangible assets of discontinued operations	10,960,000	200,685	10,759,315
	$4,690,000	$3,039,837	$1,650,163

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE H - INTANGIBLE ASSETS - Continued

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining fiscal years is as follows:

For the fiscal years ending April 30:
	2024	$331,842
	2025	324,702
	2026	317,728
	2027	310,900
	2028	25,858
		$1,311,030

Amortization expense was $339,133 and $346,586 for the years ended April 30, 2023 and April 30, 2022, respectively.

NOTE I - LONG-TERM DEBT

Debt and finance lease obligations consisted of the following at April 30, 2023 and April 30, 2022:

	2023	2022

Debt:
Notes Payable - Banks	$90,968,000	$56,830,377
Notes Payable - Buildings	417,143	6,459,340
Notes Payable - Equipment	3,524,115	4,202,292
Unamortized deferred financing costs	(1,608,558)	(401,040)
Total debt	93,300,700	67,090,969
Less current maturities*	52,761,520	6,991,567
Long-term debt	$40,539,180	$60,099,402

Finance lease obligations	$4,119,437	$4,215,810
Less current maturities	1,523,259	1,410,675
Total finance lease obligations, less current portion	$2,596,178	$2,805,135

* Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined below) has been classified as a current liability on the Consolidated Balance Sheet as of April 30, 2023.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $332,139 and $128,733 were capitalized during the fiscal year ended April 30, 2023 and April 30, 2022, respectively, which are amortized over the term of the JPM Credit Agreement. As of April

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders – Continued

30, 2023, there was $51,134,699 outstanding and $11,539,183 of unused availability under the revolving loan facility compared to an outstanding balance of $51,392,158 and $5,691,855 of unused availability at April 30, 2022. As of April 30, 2023 and April 30, 2022, the unamortized amount offset against outstanding debt was $572,191 and $393,503, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date (as defined in the JPM Credit Agreement) and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (a) 10% of the Revolving Commitment and (b) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM Waiver (as discussed below under “Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility must be classified as a current liability on the Consolidated Balance Sheet as of April 30, 2023.

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

The Facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s and Wagz’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

On April 25, 2022, the Company and Lender, entered into an amendment of the Facility. Under the amended Facility, Lender extended a term loan to the Company in the principal amount of $5,000,000 (the “FILO Term Loan”), the interest on which is based on (i) the “Adjusted Term SOFR Rate” for a one-month Interest Period (each, as defined in

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders – Continued

the Agreement), plus (ii) an applicable margin of 4.0% (effectively 4.41% per annum at April 30, 2022). The FILO Term Loan will mature within 120 days from the date of the amendment. The amount outstanding as of April 30, 2022 was $5,000,000. There were no issuance costs associated with the FILO Term Loan. On July 18, 2022, a portion of the proceeds of the Term Loan Agreement (as defined below) was used to pay in full the FILO Term Loan extended by Lender.

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent, and other Lenders party thereto (collectively, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of April 30, 2023, was $43,867,135. Deferred financing costs of $1,233,894 were capitalized during the fiscal year ended April 30, 2023. As of April 30, 2023, the unamortized amount offset against outstanding debt was $1,036,367.

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

Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from both JPM and TCW. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement (together with the JPM Credit Agreement the “Credit Agreements”). In addition, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements. The delinquency was remedied on May 19, 2023.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders - Continued

The TCW Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the

Total Debt to EBITDA Ratio for the twelve month period ending on January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’s failure to maintain FCCR as required under the JPM Credit Agreement (the “TCW Covenant Defaults” and together with the JPM Covenant Defaults, the “Defaults”).

As a result of the Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the Notices received on March 2, 2023, from each of JPM and the TCW Lenders and Agent, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Condensed Consolidated Balance Sheet on January 31, 2023.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver”) with Wagz, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC as administrative agent for the TCW Lenders (in such capacity, the “Agent” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Credit Agreements. The Company entered into the JPM Waiver and TCW Waiver (together, the “Waivers”) after receiving on March 2, 2023, the Notices from each of JPM and the TCW Lenders and Agent. The Notices indicated the occurrence of certain events of default under the Credit Agreements. The Company was in compliance with its financial covenants under the Credit Agreements as of April 30, 2023.

Pursuant to the Waivers, the Company has agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company, become a guarantor under the Credit Agreements and pledge to the Lender Parties all of the equity of the Company (the “Corporate Restructuring”), (ii) engage a financial advisor to review certain of the Company’s financial reporting to JPM and the Agent and participate in weekly conference calls with the advisor, JPM and the Agent to discuss and provide updates on the Company’s liquidity and operations, (iii) extend the Wagz Loan, (iv) pay to JPM an amendment fee in the amount of $70,000, paid in cash, and (v) pay to the TCW Lenders an amendment fee of $395,000 and a default rate fee of $188,301, both of which were paid in kind by being added to the principal of the TCW Term Loan. The Waivers also amended the Credit Agreements to, among other things, (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Loan and net assets of the Company and Wagz, and expenses relating to the Waivers, the Wagz sale and SPA, and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements) as follows:

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders - Continued

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

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0.

In addition, pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of the third quarter of fiscal 2023 exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for a fiscal quarter during the PIK Period (defined in the Term Loan Agreement), then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

In exchange for such agreements, the Lender Parties have agreed to waive all of the existing events of default under the Credit Agreements through March 31, 2023, consent to the sale of Wagz and release Wagz and its property and the Company’s 81% interest in Wagz that was sold to Buyer (as disclosed below) from the lien of the Lender Parties.

In connection with the Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023.

On June 15, 2023, the Company entered into (i) Amendment No. 2 to the Credit Agreement (the “JPM Amendment No. 2”) by and among the Company and Lender, with respect to the JPM Credit Agreement and (ii) Amendment No. 2 to the Credit Agreement (“TCW Amendment No. 2”) by and among the Company, the TCW Lenders and the Agent with respect to the Term Loan Agreement. The JPM Amendment No. 2 and TCW Amendment No. 2 (together, the “Amendments”) amend the Credit Agreements to extend the date, from May 31, 2023 to July 31, 2023, after which the Agent may request that the Company effect the Corporate Restructuring.

On April 23, 2020, the Company received a PPP Loan from U.S. Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”) in the amount of $6,282,973 (the “PPP Loan”). The PPP Loan was scheduled to mature on April 23, 2022. The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all principal and accrued interest were forgiven. The accounting for the forgiveness is reflected in the Company’s Statement of Operations for fiscal 2022 as a non-cash gain upon extinguishment of long-term debt.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE I - LONG-TERM DEBT – Continued

Notes Payable – Secured lenders - Continued

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,444,252 as of April 30, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at April 30, 2023 compared to an outstanding balance of $438,219 at April 30, 2022.

Notes Payable – Buildings

The Facility also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. There was no outstanding balance at April 30, 2023 compared to an outstanding balance of $5,994,445 at April 30, 2022.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $417,143 and $464,895 at April 30, 2023 and April 30, 2022, respectively.

Notes Payable - Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement mature on May 1, 2023, with a final quarterly installment payment of $9,310 and a fixed interest rate of 8.00% per annum.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE I - LONG-TERM DEBT – Continued

Notes Payable – Equipment - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for each of the next five years and thereafter, as of April 30, 2023, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2024	$51,562,508	$50,571	$1,148,441	$52,761,520
2025	1,501,272	53,557	1,176,986	2,731,815
2026	1,751,272	56,719	841,614	2,649,605
2027	1,751,272	60,068	291,085	2,102,425
2028	32,793,118	63,614	65,989	32,922,721
Thereafter	-	132,614	-	132,614
	$89,359,442	$417,143	$3,524,115	$93,300,700

* Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined above) has been classified as a current liability on the Consolidated Balance Sheet as of April 30, 2023. The maturity date of both the Facility and the TCW Term Loan is July 18, 2027 with an outstanding balance of $89,359,442.

Finance Lease and Sales Leaseback Obligations

The Company enters into various finance lease and sales leaseback agreements. The terms of the outstanding lease agreements mature through April 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Annual future minimum obligations under outstanding finance leases and sale leaseback agreements for each of the next five fiscal years and thereafter, as of April 30, 2023, are as follows:

Fiscal Year	Total

2024	$1,856,501
2025	1,674,988
2026	1,007,719
2027	177,772
2028	-
Total minimum lease payments	4,716,980
Less: Amounts representing interest	597,543
Present value of net minimum lease payments	$4,119,437

Other Long-Term Liabilities

As of April 30, 2023 and April 30, 2022 the Company had recorded $100,350 and $1,051,587, respectively, for seniority premiums of which none and $957,528, respectively, were for retirement accounts related to benefits for employees of the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE J - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2023	2022

Interest	$505,423	$156,776
Commissions	193,480	141,008
Professional fees	268,526	475,761
Other - Purchases	359,647	852,862
Other	1,606,354	1,126,695

	$2,933,430	$2,753,102

Accrued wages consist of the following at April 30:

	2023	2022

Domestic wages	$2,184,469	$2,597,312
Bonuses	2,282,927	3,624,794
Foreign wages	3,449,870	2,855,743

	$7,917,266	$9,077,849

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE K - INCOME TAX

U.S. and foreign income before income (loss) tax expense for the fiscal years ended April 30 are as follows:

	2023	2022

Domestic	$11,138,944	$19,155,489
Foreign	6,047,021	4,190,433

	$17,185,965	$23,345,922

Income Tax Provision

The income tax expense for the fiscal years ended April 30 consists of the following:

	2023	2022

Current
Federal	$3,219,203	$2,255,406
State	742,275	560,436
Foreign	1,392,834	1,010,149
Total Current	5,354,312	3,825,991

Deferred
Federal	(2,282,300)	1,315,037
State	(459,788)	326,217
Foreign	379,317	(487,242)
Total Deferred	(2,362,771)	1,154,012

Income tax	$2,991,541	$4,980,003

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE K - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax expense and the amounts computed by applying the statutory Federal income tax rates to income from continuing operations before tax expense for the fiscal years ended April 30 are as follows:

	2023	2022

U.S Federal Provision:
At statutory rate	$3,609,047	$4,902,642
State taxes	(1,007,854)	521,668
Change in valuation allowance	5,909,955	1,179,616
Benefit of NOL carryforward	(428,662)	(130,834)
Foreign tax differential	477,375	338,435
Impact of state tax rate change	(3,177)	7,622
Global intangible low tax inclusion	135,721	-
Foreign valuation allowance	45,278	(663,025)
Impact of foreign permanent items other non deductible items	142,303	311,172
PPP loan forgiveness income	-	(1,334,901)
Investment in subsidiary	(5,694,916)	-
Tax credits and other permanent differences	(76,654)	-
Foreign currency exchange (gain)/loss in local jurisdiction	(47,951)	51,179
Foreign inflation adjustment	(78,625)	(107,608)
Stock-based compensation	9,701	(95,963)

Provision for income taxes	$2,991,541	$4,980,003

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2023	2022

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$464,828	$822,140
Research and other credits	78,100	78,100
Other intangibles - US	443,460	527,469
Property, plant & equipment	-	113,338
Reserves and accruals	1,428,485	1,222,395
Stock-based compensation	452,858	426,655
Capital loss carryforward	5,833,375	-
Inventory	3,153,198	2,703,370
Interest expense carryforward	1,009,274	-
Lease liabilities	2,079,443	2,909,748
Allowance for doubtful accounts	25,360	25,490
Other intangibles - foreign	-	11,536
Investment in subsidiary	1,349,152	-
Other	34,065	66,231
Federal benefit of state taxes	-	16,800
Total gross deferred tax assets	16,351,598	8,923,272
Less: valuation allowance	7,703,517	1,703,141

Net deferred tax assets	$8,648,081	$7,220,131

Deferred Tax Liabilities
Property, machinery & equipment	$(3,641,468)	$(3,488,320)
Prepaids	(329,062)	(459,588)
Operating Lease right-of-use assets	(1,956,894)	(2,779,092)
Federal benefit of state taxes	(79,755)	-
Total deferred tax liabilities	$(6,007,179)	$(6,727,000)

Deferred tax asset	$2,640,902	$856,863
Deferred tax liability	-	(363,732)
Net deferred tax asset	$2,640,902	$493,131

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

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

The CARES Act also established the PPP, to be administered by the SBA, whereby certain businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The PPP Loan may be forgiven if the funds are used for payroll and other qualified expenses within certain limits. As described in Note I – Long-Term Debt, the Company received a PPP Loan under the CARES Act of $6,282,973. For federal income tax purposes, the CARES Act expressly provides that any forgiveness or cancellation of all or part of such loans will not be treated as income for tax purposes. On January 6, 2021 the IRS issued Revenue Ruling 2021-02 allowing deductions for the payments of eligible expenses when such payments would result in the forgiveness of a loan under the PPP. The ruling supersedes previous IRS guidance stating that such deductions would be disallowed. The Company received full forgiveness of its PPP Loan on July 9, 2021. In accordance with the CARES Act and IRS Revenue Ruling 2021-02, the loan forgiveness amount was excluded from income for tax purposes in fiscal year 2022.

The Company has foreign NOL carryforwards of approximately $2,302,000 as of April 30, 2023, which will begin to expire in 2024. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was previously established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale, its investment in subsidiary, and certain foreign tax credits. The Company has established a valuation allowance of $7,260,628 on its U.S. capital loss, its investment in subsidiary, and foreign tax credit carryforwards. The Company has also established a valuation allowance of $442,889 on NOLs attributable to its Vietnam subsidiary as of April 30, 2023. Based on historical losses and forecasted future earnings, the Company has determined that the tax benefit from such assets are not more likely than not to be realized.

Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Absent meeting an exception, unrepatriated foreign earnings generally remain subject to local country withholding taxes upon repatriation. The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings of approximately $11,822,000 as of April 30, 2023, from its foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE K - INCOME TAX - Continued

Unrecognized Tax Benefits

The Company has not identified any uncertain tax positions to be taken in the Company’s tax returns. For the fiscal years ended April 30, 2023 and April 30, 2022, the amount of consolidated worldwide liability for uncertain tax positions that impacted the Company’s effective tax rate was $0.

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense and selling and administrative expenses, respectively, in the Company’s Consolidated Statements of Operations. For the fiscal years ended April 30, 2023 and April 30, 2022, the amount included in the Company’s Consolidated Balance Sheet for such liabilities was $0.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2017.

NOTE L - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match 25.0% of the first 5.0% participant contributions up to $2,000 per participant annually. The Company contributed $204,924 and $199,054 to the plans during the fiscal years ended April 30, 2023 and April 30, 2022, respectively. The Company incurred total expenses of $17,325 and $20,280 for the fiscal years ended April 30, 2023 and April 30, 2022, respectively, relating to costs associated with the administration of the plans.

NOTE M - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2023, the Company’s largest customer accounted for 13.4% of the Company’s net sales and and 6.8% of accounts receivable. For the fiscal year ended April 30, 2022, the Company’s largest customer accounted for 21.8% of the Company’s net sales and 4.0% of accounts receivable. Further, the Company has $404,741 in cash in China as of April 30, 2023. Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits under certain circumstances. Funds above this amount are not insured by a guaranteed deposit insurance system. Under the Federal Deposit Insurance Corporation (“FDIC”) program, deposit insurance insures up to $250,000 held in participating U.S. banks.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE N - LEASES – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		April 30,	April 30,
	Classification	2023	2022
Operating Leases:
Right-of-use Assets	Right-of-use assets	$7,225,423	$10,946,764
Operating lease current liabilities	Current portion of operating lease obligations	2,908,213	3,508,864
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	4,723,867	7,903,898
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	5,294,097	5,561,243
Finance lease current liabilities	Current portion of finance lease obligations	1,523,259	1,410,675
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,596,178	2,805,135

The components of lease expense for the fiscal years ended April 30, 2023 and 2022 are as follows:

		April 30,	April 30,
	Classification	2023	2022
Operating Leases:
Operating lease cost	Cost of products sold	2,544,415	2,403,465
Variable lease cost	Cost of products sold	223,431	216,042
Short term lease cost	Cost of products sold	9,000	7,200
Finance Leases:
Amortization of right-of-use assets	Cost of products sold	2,369,642	2,275,169
Interest expense	Interest expense, net	414,863	293,334
Total		5,561,351	5,195,210

The weighted average lease term and discount rates for the fiscal years ended April 30, 2023 and 2022 are as follows:

	April 30,	April 30,
	2023	2022
Operating Leases:
Weighted average remaining lease term (months)	36.3	45.9
Weighted average discount rate	3.3%	3.2%
Finance Leases:
Weighted average remaining lease term (months)	31.79	36.21
Weighted average discount rate	9.8%	9.5%

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE N - LEASES – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the fiscal years ending April 30:
2024	2,974,745	1,856,501
2025	2,450,683	1,674,988
2026	1,921,052	1,007,719
2027	343,006	177,772
2028	74,382	-
Thereafter	63,717	-
Total undiscounted lease payments	7,827,585	4,716,980
Present value discount, less interest	195,505	597,543
Lease liability	$7,632,080	$4,119,437

Supplemental disclosures of cash flow information related to leases as of fiscal years ended April 30, 2023 and 2022 are as follows:

	April 30,	April 30,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	414,863	293,334
Operating cash flows from operating leases	316,434	382,044
Financing cash flows from finance leases	1,695,829	1,855,822
Supplemental non-cash information on lease labilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,599,456	3,435,498
Right-of-use assets obtained in exchange for operating lease liabilities	3,721,341	2,716,298

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees may acquire shares of SigmaTron’s common stock. All Option Plans have been approved by SigmaTron’s stockholders. At April 30, 2023, the Company has 187,900 shares available for future issuance to employees under the employee plans. The Option Plans are interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Each option under the Option Plans is exercisable for one share of stock. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of SigmaTron’s common stock on the date of grant using the Black-Scholes option pricing model.

There were no options for shares of the Company’s common stock granted to employees in fiscal 2023.

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

The Company authorized 400,000 shares under the Option Plans in fiscal year 2022. The Company granted 362,500 options for shares of SigmaTron’s common stock to employees in the fourth quarter of fiscal year 2022, of which 25% vested immediately, 25% vested during the fourth quarter of fiscal year 2023 and 25% will vest each year for the next two years. During fiscal year 2023, there were 138,750 forfeited options for shares. The Company recognized $184,343 and $376,474 in compensation expense in fiscal year 2023 and 2022, respectively. There was $368,685 and $1,129,423 of unrecognized compensation expense as of April 30, 2023 and April 30, 2022, respectively.

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

April 30, 2023 and 2022

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

the grant corresponding to the expected life of the options. The expected life of options is based on the terms of the options.

The Company has a restricted stock plan under which non-employee directors may acquire shares of SigmaTron’s common stock.  The restricted stock plan has been approved by SigmaTron’s stockholders.  At April 30, 2023, the Company has 40,000 shares available for future issuance under the non-employee director plan.  The restricted stock plan is interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. All awarded stock under the plan vests in six months from the date of grant. Awarded stock under this plan is granted at the closing price of SigmaTron’s common stock on the date of grant.

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

In January 2022, the Company issued 15,000 shares of restricted SigmaTron common stock pursuant to the 2021 Non-Employee Director Restricted Stock Plan, which fully vested on July 8, 2022. The Company recognized $49,873 and $81,675 in compensation expense in fiscal year 2023 and 2022, respectively. The balance of unrecognized compensation expense related to the Company’s restricted stock award was $0 and $49,873 at April 30, 2023 and 2022, respectively. The aggregate grant date fair value of restricted stock awards granted in January 2022 was computed in accordance with FASB ASC Topic 718.

In September 2022, the Company issued 20,000 shares of restricted SigmaTron common stock pursuant to the 2021 Non-Employee Director Restricted Stock Plan, which fully vested on March 29, 2023. The Company recognized $98,199 in compensation expense in fiscal year 2023. There was no balance of unrecognized compensation expense related to the Company’s restricted stock award at April 30, 2023. The aggregate grant date fair value of restricted stock awards granted in September 2022 was computed in accordance with FASB ASC Topic 718.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

The table below summarizes option activity through April 30, 2023:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2021	513,232	5.13	513,232
Options granted during 2022	464,500	6.26
Options exercised during 2022	(185,688)	5.02
Outstanding at April 30, 2022	792,044	5.79	549,669
Options cancelled during 2023	(11,650)	3.60
Options forfeited during 2023	(138,750)	6.66
Outstanding at April 30, 2023	641,644	$5.70	552,894

Intrinsic value is calculated as the positive difference between the market price of SigmaTron’s common stock and the exercise price of the underlying options. As of April 30, 2022, the aggregate intrinsic value of options exercised during 2022 was $465,487. As of April 30, 2023 and April 30, 2022, the aggregate intrinsic value of the options outstanding was none and $715,678, respectively. As of April 30, 2023, the difference between the market price of the Company’s common stock and the exercise price of the underlying options was negative.

Information with respect to stock options outstanding and exercisable at April 30, 2023 is as follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2023	contract life	exercise price
Range of exercise prices

$ 3.20-6.66	552,894	5.72 years	$5.54

	552,894		$5.54

As of April 30, 2023, there were 88,750 non-vested stock options.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE P – DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. The Company entered into the SPA with Wagz, Buyer and Anderton, pursuant to which the Company sold to Buyer 81% of the Shares for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a Wagz Loan to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of the shares and Buyer holds a majority 81% of the shares.

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

Pet Tech Segment (Wagz Business)

The following amounts related to the Pet Tech Segment (Wagz Business) have been segregated from the Company’s continuing operations and are reported as discontinued operations:

	Fiscal Year Ended April 30,
	2023	2022
Net Sales	$1,598,929	$549,929
Cost of products sold	1,732,352	509,327
Gross (loss) profit	(133,423)	40,602

Selling and administrative expenses	9,656,999	2,920,277
Impairment of notes receivable and investment	-	6,300,235
Impairment of goodwill and other long-lived assets	23,096,771	-

Operating loss	(32,887,193)	(9,179,910)

Loss on sale of a business	(3,742,709)	-
Interest expense	-	154

Loss before income taxes from discontinued operations	(36,629,902)	(9,180,064)

Income tax benefit	1,860,093	678,313

Loss from discontinued operations	$(34,769,809)	$(8,501,751)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE P – DISCONTINUED OPERATIONS – Continued

As noted above, the Company completed the sale of Wagz, effective as of April 1, 2023. The following amounts related to Wagz were classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of April 30, 2022:

April 30,
2022

Cash and cash equivalents	$556,054
Accounts receivable	81,508
Inventories, net	300,251
Prepaid expenses and other assets	62,068
Total current assets	999,881

Property, machinery and equipment, net	195,109
Intangible assets, net	10,759,315
Goodwill	13,320,534
Other assets	6,000
Total other long-term assets	24,280,958

TOTAL ASSETS	$25,280,839

Trade accounts payable	$85,780
Accrued expenses	419,820
Accrued wages	102,733
Total current liabilities	608,333

Deferred income taxes	215,000
Total long-term liabilities	215,000

TOTAL LIABILITIES	$823,333

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA FROM CONTINUING OPERATIONS (UNAUDITED)

On April 1, 2023, SigmaTron completed the sale of its Wagz, Inc. business. The results of the Wagz, Inc. business have been reported as discontinued operations in the Consolidated Statements of Operations through the date of sale. These changes have been applied to all periods presented. See Note P — Discontinued Operations, for additional information.

The following is a summary of unaudited quarterly financial data for fiscal year 2023:

	First	Second	Third	Fourth
2023	Quarter	Quarter	Quarter	Quarter

Net sales	$105,189,979	$108,221,068	$92,736,725	$108,288,074

Gross profit	11,577,220	13,306,079	11,160,904	15,409,394

Income before income	4,129,636	4,858,965	2,892,683	5,304,681
taxes (1)

Net income from continuing operations	3,600,236	3,602,998	2,949,459	4,041,731

Earnings per share from continuing operations	$0.59	$0.59	$0.49	$0.67
Basic

Earnings per share	$0.58	$0.59	$0.49	$0.67
Diluted

Weighted average shares- Basic	6,058,908	6,071,288	6,071,288	6,077,490

Weighted average shares- Diluted	6,191,395	6,145,223	6,071,288	6,077,490

The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2023 physical inventory results were completed resulting in an increase in income before taxes of approximately $650,000 net of a provision for inventory reserves of approximately $1,900,000.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2023 and 2022

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA FROM CONTINUING OPERATIONS (UNAUDITED) - Continued

On April 1, 2023, SigmaTron completed the sale of its Wagz, Inc. business. The results of the Wagz, Inc. business have been reported as discontinued operations in the Consolidated Statements of Operations through the date of sale. These changes have been applied to all periods presented. See Note P — Discontinued Operations, for additional information.

The following is a summary of unaudited quarterly financial data for fiscal year 2022:

	First	Second	Third	Fourth
2022	Quarter	Quarter	Quarter	Quarter

Net sales	$85,739,434	$100,216,614	$93,478,557	$98,881,890

Gross profit	9,582,478	11,777,586	12,409,967	10,621,238

Income (loss) before income	9,553,661	4,663,717	(1,216,112)	10,344,656
taxes (1) (2)

Net income (loss) from continuing operations	8,796,716	3,150,205	(1,960,520)	8,379,518

Earnings (loss) per share from continuing operations	$2.06	$0.72	$(0.41)	$1.39
Basic

Earnings (loss) per share	$2.02	$0.69	$(0.41)	$1.34
Diluted

Weighted average shares- Basic	4,275,410	4,313,623	4,729,619	6,021,803

Weighted average shares- Diluted	4,353,912	4,553,899	4,729,619	6,246,580

1)The Company was notified of the forgiveness of the PPP Loan by the SBA on July 9, 2021 and all its principal and accrued interest were forgiven. The accounting for the forgiveness in the amount of $6,282,973 is reflected in the Company’s Statement of Operations as a non-cash gain upon extinguishment of long-term debt in the first quarter of fiscal 2022.

2)The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2022 physical inventory results were completed resulting in a decrease in income before taxes of approximately $411,000. The Company did not record a provision for inventory reserves in the fourth quarter of fiscal 2022.

NOTE R - LITIGATION

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

April 30, 2023 and 2022

of any particular claim, the Company does not expect these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations.