Form 10-Q
period 2023-07-31
SIGMATRON INTERNATIONAL INC
filed 2023-09-12
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

July 31, 2023

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 8, 2023: 6,094,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	July 31,
	2023	April 30,
	(Unaudited)	2023

Current assets:
Cash and cash equivalents	$1,654,891	$819,129

Accounts receivable, less allowance for credit losses of
$100,000 at July 31, 2023 and April 30, 2023	44,226,653	46,284,818
Inventories, net	158,462,273	165,555,199
Prepaid expenses and other assets	1,736,083	1,678,263
Refundable and prepaid income taxes	411,487	779,705
Other receivables	6,092,331	5,349,328

Total current assets	212,583,718	220,466,442

Property, machinery and equipment, net	35,903,317	35,788,357

Intangible assets, net	1,227,615	1,311,030
Deferred income taxes	2,460,689	2,640,902
Right-of-use assets	6,424,222	7,225,423
Other assets	1,235,547	1,195,045

Total other long-term assets	11,348,073	12,372,400

Total assets	$259,835,108	$268,627,199

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$74,636,197	$75,159,716
Accrued wages	8,654,795	7,917,266
Accrued expenses	3,084,368	2,933,430
Income taxes payable	-	1,041,998
Deferred revenue	5,542,269	8,063,197
Current portion of long-term debt	46,980,450	52,761,520
Current portion of finance lease obligations	1,821,641	1,523,259
Current portion of operating lease obligations	2,740,678	2,908,213

Total current liabilities	143,460,398	152,308,599

Long-term debt, less current portion	40,572,777	40,539,180
Income taxes payable	148,888	267,998
Finance lease obligations, less current portion	2,902,042	2,596,178
Operating lease obligations, less current portion	4,111,504	4,723,867
Other long-term liabilities	101,556	100,350

Total long-term liabilities	47,836,767	48,227,573

Total liabilities	191,297,165	200,536,172

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	July 31,
	2023	April 30,
	(Unaudited)	2023

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,091,288 shares issued and
outstanding at July 31, 2023 and April 30, 2023	60,634	60,634
Capital in excess of par value	42,171,387	41,986,570
Retained earnings	26,305,922	26,043,823

Total stockholders' equity	68,537,943	68,091,027

Total liabilities and stockholders' equity	$259,835,108	$268,627,199

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2023	2022
	(Unaudited)	(Unaudited)

Net sales	$98,130,356	$105,189,979
Cost of products sold	88,479,136	93,612,759

Gross profit	9,651,220	11,577,220

Selling and administrative expenses	6,842,805	6,529,842

Operating income	2,808,415	5,047,378

Other income	18,627	35,816
Interest expense, net	(2,719,078)	(953,558)
Income from continuing operations before income tax expense	107,964	4,129,636

Income tax benefit (expense)	154,135	(1,008,296)

Net income from continuing operations	$262,099	$3,121,340

Discontinued operations:
Loss before tax from discontinued operations	-	(2,223,561)
Tax benefit from discontinued operations	-	478,896
Net loss from discontinued operations	$-	$(1,744,665)

Net income	$262,099	$1,376,675

Basic earnings (loss) per common share:
Income (loss) from continuing operations	0.04	0.52
Income (loss) from discontinued operations	-	(0.29)
Basic earnings (loss) per common share:	$0.04	$0.23

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	0.04	0.50
Income (loss) from discontinued operations	-	(0.28)
Diluted earnings (loss) per common share:	$0.04	$0.22

Weighted average shares of common stock outstanding
Basic	6,091,288	6,058,908

Weighted average shares of common stock outstanding
Diluted	6,100,284	6,191,395

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended July 31, 2023 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

Recognition of stock-based compensation	-	-	184,817	-	184,817

Net income	-	-	-	262,099	262,099

Balance at July 31, 2023	$-	$60,634	$42,171,387	$26,305,922	$68,537,943

For the three months ended July 31, 2022 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

Recognition of stock-based compensation	-	-	94,893	-	94,893

Restricted stock awards	-	55	49,818	-	49,873

Net loss from discontinued operations	-	-	-	(1,744,665)	(1,744,665)

Net income from continuing operations	-	-	-	3,121,340	3,121,340

Balance at July 31, 2022	$-	$60,434	$41,799,121	$47,995,883	$89,855,438

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income from continuing operations	$262,099	$3,121,340
Net loss from discontinued operations	-	(1,744,665)

Adjustments to reconcile net income to net cash provided by
(used in) operating activities from continuing operations:
Depreciation and amortization of property, machinery and equipment	1,496,034	1,457,220
Stock-based compensation	184,817	94,893
Restricted stock expense	-	49,873
Deferred income tax expense	180,213	110,324
Amortization of intangible assets	83,415	85,248
Amortization of financing fees	116,745	79,520
Loss from disposal or sale of machinery and equipment	43,286	13,576
Changes in operating assets and liabilities
Accounts receivable	2,058,165	(10,837,157)
Inventories	7,092,926	(11,397,902)
Prepaid expenses and other assets	189,396	892,516
Refundable and prepaid income taxes	368,218	(77,448)
Income taxes payable	(1,161,108)	209,040
Trade accounts payable	(523,519)	(1,023,788)
Operating lease liabilities	(779,898)	(768,542)
Accrued expenses and wages	660,153	(1,763,440)
Deferred revenue	(2,520,928)	3,085,492
Net cash provided by (used in) operating activities from continuing operations	7,750,014	(16,669,235)

Cash flows from investing activities from continuing operations
Purchases of machinery and equipment	(621,929)	(313,934)
Net cash used in investing activities from continuing operations	(621,929)	(313,934)

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from financing activities from continuing operations
Proceeds under equipment notes	783,461	-
Payments under finance lease agreements	(428,105)	(353,258)
Payments under equipment notes	(278,250)	(278,138)
Payments under building notes payable	(12,372)	(6,006,127)
Borrowings under term loan agreement	-	40,000,000
Payments under term loan agreement	(250,000)	-
Borrowings under revolving line of credit	103,905,204	123,016,860
Payments under revolving line of credit	(109,632,319)	(135,200,692)
Payments of debt financing costs	(379,942)	(1,290,907)
Net cash (used in) provided by financing activities from continuing operations	(6,292,323)	19,887,738

Cash flows from discontinued operations:
Net cash used in operating activities	-	(1,457,558)
Net cash used in financing activities	-	(55,481)
Net cash used in discontinued operations	-	(1,513,039)

Change in cash and cash equivalents	835,762	1,391,530
Cash and cash equivalents at beginning of period	819,129	3,054,643

Cash and cash equivalents at end of period	$1,654,891	$4,446,173

Supplementary disclosures of cash flow information
Cash paid for interest	$2,583,509	$792,971
Cash paid for income taxes	434,038	242,633
Purchase of machinery and equipment financed
under finance leases	1,032,351	825,826
Right-of-use assets obtained in exchange for operating
lease liabilities	1,531	756,380
Financing of insurance policy	229,520	99,768
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A - Description of the Business

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operates as an independent provider of electronic manufacturing services (“EMS”). The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, the EMS segment also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting. Until the sale described below, effective April 1, 2023, the Company, through its subsidiary, Wagz, Inc. (“Wagz”), operated in a second reportable segment, as a provider of products to the pet technology (“Pet Tech”) market. The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories.

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. The Company entered into a Stock Purchase Agreement (“SPA”) by and among the Company, Wagz, Vynetic LLC, a Delaware limited liability company (“Buyer”), and Terry B. Anderton, co-founder of Wagz and principal of Buyer (“Anderton”), pursuant to which the Company sold to Buyer 81% of the issued and outstanding shares of common stock of Wagz for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a $900,000 working capital term loan (the “Wagz Loan”) to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated effective as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of Wagz common stock and Buyer holds a majority 81% of Wagz common stock.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (19% ownership, effective as of April 1, 2023), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2023 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. The condensed consolidated balance

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation - Continued

sheet at April 30, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023.

On April 1, 2023, SigmaTron completed the sale of a majority interest in the Wagz, Inc. business. In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Wagz business met discontinued operations accounting criteria at the end of the fourth quarter of fiscal year 2023. The results of the Wagz business and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. These changes have been applied to all periods presented. See Note M - Discontinued Operations, for additional information.

Note C - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2023	2023

Finished products	$18,904,503	$22,093,018
Work-in-process	5,739,599	5,415,917
Raw materials	137,785,867	142,612,325
	162,429,969	170,121,260
Less excess and obsolescence reserve	(3,967,696)	(4,566,061)
	$158,462,273	$165,555,199

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended
	July 31,	July 31,
	2023	2022

Net income from continuing operations	$262,099	$3,121,340
Net loss from discontinued operations	-	(1,744,665)
Total net income	262,099	1,376,675

Weighted-average shares
Basic	6,091,288	6,058,908
Effect of dilutive stock options	8,996	132,487

Diluted	6,100,284	6,191,395

Basic (loss) earnings per common share
Basic earnings per share from continuing operations	0.04	0.52
Basic loss per share from discontinued operations	-	(0.29)
Basic total earnings per share	$0.04	$0.23

Diluted (loss) earnings per common share
Diluted earnings per share from continuing operations	0.04	0.50
Diluted loss per share from discontinued operations	-	(0.28)
Diluted total earnings per share	$0.04	$0.22

Options to purchase 602,081 and 508,519 shares of common stock were outstanding and exercisable at July 31, 2023 and 2022, respectively. There were 186,000 options granted during the three month period ended July 31, 2023 and there were no options granted during the three month period ended July 31, 2022. There was $184,817 and $94,893 stock option expense recognized for the three month periods ended July 31, 2023 and 2022, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at July 31, 2023 and 2022 was $530,502 and $1,034,531, respectively. There were 379,493 anti-dilutive common stock equivalents and no anti-dilutive common stock equivalents for the three month periods ended July 31, 2023 and 2022, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and finance lease obligations consisted of the following at July 31, 2023 and April 30, 2023:

	July 31,	April 30,
	2023	2023

Debt:
Notes Payable - Secured lenders	$84,990,885	$90,968,000
Notes Payable - Buildings	404,771	417,143
Notes Payable - Equipment	4,029,326	3,524,115
Unamortized deferred financing costs	(1,871,755)	(1,608,558)
Total debt	87,553,227	93,300,700
Less current maturities*	46,980,450	52,761,520
Long-term debt	$40,572,777	$40,539,180

Finance lease obligations	$4,723,683	$4,119,437
Less current maturities	1,821,641	1,523,259
Total finance lease obligations, less current portion	$2,902,042	$2,596,178

* Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined below) has been classified as a current liability on the Consolidated Balance Sheet at July 31, 2023 and April 30, 2023.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $238,576 and $332,139 were capitalized during the three month period ended July 31, 2023 and during the fiscal year ended April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of July 31, 2023, there was $45,407,584 outstanding and $12,468,259 of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of July 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $763,478 and $572,191, respectively.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date (as defined in the JPM Credit Agreement) and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (y) 10% of the Revolving Commitment and (z) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM Waiver (as discussed below under “Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility must be classified as a current liability on the Consolidated Balance Sheet as of July 31, 2023 and April 30, 2023.

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

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, the “TCW Lenders” and together with the Agent, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of July 31, 2023, was $39,583,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $141,366 and $1,233,894 were capitalized during the three month period ended July 31, 2023 and fiscal year ended April 30, 2023, respectively. As of July 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $1,108,277 and $1,036,367, respectively.

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

July 31, 2023

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

The JPM Notice indicated that the Lender was informed of the occurrence of events of defaults and the continuation thereof under the JPM Credit Agreement as a result of the Company’s failure to maintain a FCCR for the twelve month period ended January 31, 2023 of at least 1.10x as required under the JPM Credit Agreement (the “JPM Covenant Defaults”).

The TCW Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the Total Debt to EBITDA Ratio for the twelve month period ended on January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’s failure to maintain FCCR as required under the JPM Credit Agreement (the “TCW Covenant Defaults” and together with the JPM Covenant Defaults, the “Defaults”).

As a result of the Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the Notices received on March 2, 2023, from each of JPM and TCW, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver”) with Wagz and TCW (collectively with JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Credit Agreements. The Company was in compliance with its revised financial covenants under the Credit Agreements as of July 31, 2023.

Pursuant to the Waivers, the Company has agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company,

SigmaTron International, Inc.

July 31, 2023

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

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0.

In addition, pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of the third quarter of fiscal 2023 exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for a fiscal quarter during the PIK Period (defined in the Term Loan Agreement), then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023. The Company was in compliance with its revised financial covenants under the Credit Agreements as of July 31, 2023.

In exchange for such agreements, the Lender Parties waived all of the existing events of default under the Credit Agreements through March 31, 2023, consented to the sale of Wagz and

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

released Wagz and its property and the Company’s 81% interest in Wagz that was sold to Buyer (as disclosed below) from the lien of the Lender Parties.

In connection with the Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023.

On June 15, 2023, the Company entered into (i) Amendment No. 2 to the Credit Agreement (the “JPM Amendment No. 2”) by and among the Company and Lender, with respect to the JPM Credit Agreement and (ii) Amendment No. 2 to the Credit Agreement (“TCW Amendment No. 2”) by and among the Company and TCW with respect to the Term Loan Agreement. The JPM Amendment No. 2 and TCW Amendment No. 2 (together, the “Amendments”) amended the Credit Agreements to extend the date, from May 31, 2023 to July 31, 2023, after which the Agent may request that the Company effect the Corporate Restructuring.

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of July 31, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at July 31, 2023 and April 30, 2023.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $404,771 and $417,143 at July 31, 2023 and April 30, 2023, respectively.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Notes Payable – Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement, which had a fixed interest rate of 8.00% per annum, matured on May 1, 2023, with a final quarterly installment payment of $9,310.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through August 2028, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 11.75% per annum.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of July 31, 2023, are as follows:

		Secured lenders	Building	Equipment	Total

For the remaining 9 months of the fiscal year ending April 30:	2024	$45,394,106	$38,199	$900,945	$46,333,250
For the fiscal years ending April 30:	2025	1,467,036	53,557	1,335,736	2,856,329
	2026	1,717,036	56,719	987,526	2,761,281
	2027	1,717,036	60,068	454,913	2,232,017
	2028	32,823,916	63,614	249,932	33,137,462
	2029	-	132,614	100,274	232,888
		$83,119,130	$404,771	$4,029,326	$87,553,227

* Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined above) has been classified as a current liability on the Consolidated Balance Sheet at July 31, 2023. The maturity date of both the Facility and the TCW Term Loan is July 18, 2027 with an outstanding balance of $83,119,130.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through April 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax

The income tax benefit was $154,135 for the three month period ended July 31, 2023 compared to an income tax expense of $1,008,296 for the same period in the prior fiscal year. The Company’s effective tax rate was -142.76% and 24.42% for the quarters ended July 31, 2023 and 2022, respectively. The decrease in income tax expense for the three month period ended July 31, 2023 compared to the same period in the previous year is due to decreased taxable earnings in the current quarter compared to the same period in the previous year. The decrease in effective tax rate is due to variations in income earned by jurisdiction.

SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was previously established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of the majority interest in Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale, its investment in subsidiary, and certain foreign tax credits. The Company has established a valuation allowance of $7,258,454 on its U.S. capital loss, its investment in subsidiary, and foreign tax credit carryforwards. The Company has also established a valuation allowance of $284,968 on NOLs attributable to its Vietnam subsidiary as of July 31, 2023. Based on historical losses and forecasted future earnings, the Company has determined that the tax benefit from such assets are not more likely than not to be realized. The Company’s valuation allowance was $7,543,422 and $7,703,517 as of July 31, 2023 and April 30, 2023, respectively.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,878,000 as of July 31, 2023.

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

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for credit losses, excess and obsolete reserves for inventory, deferred income, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes and valuation of goodwill and long-lived assets. Actual results could materially differ from these estimates.

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

Accounts Receivable - Accounts receivable is presented net of allowance for credit losses of $100,000 as of July 31, 2023 and April 30, 2023. The Company believes that its allowance for credit losses is adequate and represents its best estimate as of July 31, 2023. The Company continues to closely monitor customer liquidity along with industry and economic conditions, which may result in changes to its estimate.

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended
	July 31,	July 31,
Net trade sales by end-market	2023	2022
Industrial Electronics	$67,875,530	$70,329,487
Consumer Electronics	22,657,886	28,515,328
Medical / Life Sciences	7,596,940	6,345,164
Total Net Trade Sales	$98,130,356	$105,189,979

During the three month period ended July 31, 2023, no material revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at July 31, 2023. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligations with a duration of one year or less. The Company had no material remaining unsatisfied performance obligations as of July 31, 2023, with an expected duration of greater than one year.

SigmaTron International, Inc.

July 31, 2023

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

	Three Months Ended
	July 31,	July 31,
	2023	2022
Contract liability (deferred revenue) beginning of period	$8,063,197	$11,394,820
Deferred revenue recognized in period	(4,996,715)	(13,384,902)
Revenue deferred in period	2,475,787	16,470,394
Deferred revenue end of period	$5,542,269	$14,480,312

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was previously established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale and certain foreign tax credits. The Company has established a valuation allowance of $7,258,454 on its U.S. capital loss and foreign tax credit carryforwards and a valuation allowance of $284,968 on certain foreign loss carryforwards as of July 31, 2023.

SigmaTron International, Inc.

July 31, 2023

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

During the third quarter of fiscal 2023, the Company revised the financial outlook for the Pet Tech segment, resulting in lower projected sales and net income for future periods. The Company assessed the overall market acceptance of the then current Wagz product offerings after the holiday season and determined that this constituted a triggering event for the Company’s long-lived asset groups, primarily consisting of patents, trade names and certain fixed assets. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived group was not expected to be recovered.

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

The Company determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $9,527,773 during the third quarter of fiscal 2023. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations as of January 31, 2023. As of April 30, 2023 this non-cash charge had been reported under discontinued operations. See Note K – Intangible Assets and Note M – Discontinued Operations, for more information.

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

SigmaTron International, Inc.

July 31, 2023

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

The Company observed during the third quarter of fiscal 2023, the overall lack of market acceptance of the then current Wagz product offerings during the holiday season and determined this constituted a triggering event. Accordingly, the Company performed a quantitative goodwill impairment test and estimated the fair value of the Pet Tech segment based on a combination of an income approach (estimates of future discounted cash flows), a market approach (market multiples for similar companies) and a cost approach. Significant unobservable inputs and assumptions inherent in the valuation methodologies, which represented Level 3 inputs, under the fair value hierarchy, were employed and included, but were not limited to, prospective financial information, terminal value assumptions, discount rates, and multiples from comparable publicly traded companies in the Pet Tech industry.

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

During the third quarter of fiscal 2023, the Company determined its goodwill was fully impaired as the fair value was lower than the carrying value and recorded an impairment charge of $13,320,534. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations during the quarter ended January 31, 2023.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

New Accounting Standards:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For smaller reporting companies, ASU 2016- 13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted. The Company adopted this ASU in the first quarter ended July 31, 2023 and it had no material impact on the consolidated financial statements.

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

July 31, 2023

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

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		July 31,	April 30,
	Classification	2023	2023
Operating Leases:
Right-of-use Assets	Right-of-use assets	$6,424,222	$7,225,423
Operating lease current liabilities	Current portion of operating lease obligations	2,740,678	2,908,213
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	4,111,504	4,723,867
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	5,863,929	5,294,097
Finance lease current liabilities	Current portion of finance lease obligations	1,821,641	1,523,259
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,902,042	2,596,178

The components of lease expense for the three month periods ended July 31, 2023 and 2022, are as follows:

		Three Months	Three Months
		Ended	Ended
	Expense	July 31,	July 31,
	Classification	2023	2022
Operating Leases:
Operating lease cost	Operating	895,469	623,811
Variable lease cost	Operating	56,900	54,815
Short term lease cost	Operating	2,250	2,250
Finance Leases:
Amortization of right-of-use assets	Operating	640,847	571,103
Interest expense	Interest	119,686	63,614
Total		1,715,152	1,315,593

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The weighted average lease term and discount rates for the quarters ended July 31, 2023 and 2022, are as follows:

	July 31,	July 31,
	2023	2022
Operating Leases:
Weighted average remaining lease term (months)	34.57	43.42
Weighted average discount rate	3.4%	3.2%
Finance Leases:
Weighted average remaining lease term (months)	32.51	36.35
Weighted average discount rate	9.8%	9.5%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 9 months of the fiscal year ending April 30:
2024	$2,219,127	$1,625,031
For the fiscal years ending April 30:
2025	2,445,223	1,985,274
2026	1,920,820	1,318,005
2027	343,006	488,060
2028	74,382	-
2029	75,870	-
Thereafter	57,848	-
Total undiscounted lease payments	7,136,276	5,416,370
Present value discount, less interest	284,094	692,687
Lease liability	$6,852,182	$4,723,683

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the three months ended July 31, 2023 and 2022 are as follows:

	Three Months Ended
	July 31,	July 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	119,686	63,614
Operating cash flows from operating leases	61,121	86,633
Financing cash flows from finance leases	428,105	353,258
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,032,351	825,826
Right-of-use assets obtained in exchange for operating lease liabilities	1,531	756,380

Note J – Disposition

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale of a majority stake in Wagz, effective as of April 1, 2023. The Company entered into the SPA with Wagz, Buyer and Anderton, pursuant to which the Company sold to Buyer 81% of Wagz common stock for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a Wagz Loan to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of Wagz common stock and Buyer holds a majority 81% of Wagz common stock. See Note M – Discontinued Operations, for more information.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note K – Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2023 as follows:

	July 31,2023
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,462,385	1,227,615
Total	$4,690,000	$3,462,385	$1,227,615

Intangible assets subject to amortization are summarized as of April 30, 2023 as follows:

	April 30, 2023
	Gross
	Carrying	Accumulated	Impairment	Write Off	Net Intangible
	Amount	Amortization	Amount	Amount	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,378,970	-	-	1,311,030
Wagz:
Trade name	1,230,000	68,380	813,960	347,660	-
Patents	9,730,000	586,313	8,713,813	429,874	-
Total	$15,650,000	$4,033,663	$9,527,773	$777,534	$1,311,030

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining periods as of July 31, 2023, are as follows:

For the remaining 9 months of the fiscal year ending April 30:	2024	$248,427
For the fiscal years ending April 30:	2025	324,702
	2026	317,728
	2027	310,900
	2028	25,858
		$1,227,615

Amortization expense was $83,415 and $85,248 for the three month periods ended July 31, 2023 and July 31, 2022, respectively.

SigmaTron International, Inc.

July 31, 2023

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

The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. The majority of the Pet Tech Segment was sold, effective as of April 1, 2023. The results for the Pet Tech Segment are reported as discontinued operations for the three month period ended July 31, 2022.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note-A Description of the Business. The CODM allocates resources to and evaluates the performance of each operating segment based on operating income.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the three month periods ended July 31, 2023 and July 31, 2022.

	Three Months Ended July 31, 2023
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$98,130,356	$-	$98,130,356

Operating income	2,808,415	-	2,808,415

Other income			18,627
Interest expense, net			(2,719,078)
Income before income taxes			$107,964

Depreciation and amortization of property, machinery and equipment	1,496,034	-	1,496,034

Amortization of intangible assets	83,415	-	83,415

Identifiable assets	$259,835,108	$-	$259,835,108

	Three Months Ended July 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (1)(2)	$105,189,979	$382,877	$105,572,856

Operating income (loss)	5,047,378	(2,223,561)	2,823,817

Other income			35,816
Interest expense, net			(953,558)
Income before income taxes			$1,906,075

Depreciation and amortization of property, machinery and equipment	1,457,220	18,653	1,475,873

Amortization of intangible assets	85,248	150,514	235,762

Identifiable assets	$292,367,580	$23,685,666	$316,053,246

(1)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $83,516 have been eliminated.

(2)The results for the Pet Tech Segment are reported as discontinued operations for the three month period ended July 31, 2022.

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The following tables set forth net sales from continuing operations and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, machinery and equipment and operating lease assets.

	Three Months Ended
	July 31,	July 31,
	2023	2022
Net sales:
U.S.	$32,732,166	$25,507,752
China	8,912,301	13,592,386
Vietnam	1,990,374	3,592,644
Mexico	54,495,515	62,497,197
Total net sales	$98,130,356	$105,189,979

	July 31,	April 30,
	2023	2023
Tangible long-lived assets, net:
U.S.	$19,330,218	$20,371,298
China	4,032,792	4,212,780
Mexico	18,210,501	17,574,899
Other	754,028	854,803
Total tangible long-lived assets, net	$42,327,539	$43,013,780

Note M – Discontinued Operations

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. The Company entered into the SPA with Wagz, Buyer and Anderton, pursuant to which the Company sold to Buyer 81% of Wagz common stock for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a Wagz Loan to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of Wagz common stock and Buyer holds a majority 81% of Wagz common stock.

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as

SigmaTron International, Inc.

July 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note M – Discontinued Operations – Continued

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

Pet Tech Segment (Wagz Business)

The following amounts related to the Pet Tech Segment (Wagz Business) have been segregated from the Company’s continuing operations and are reported as discontinued operations:

	Three months ended July 31,
	2023	2022
Net Sales	$-	$382,877
Cost of products sold	-	275,062
Gross profit	-	107,815

Selling and administrative expenses	-	2,331,376

Operating loss	-	(2,223,561)

Loss before income taxes from discontinued operations	-	(2,223,561)

Income tax benefit	-	478,896

Loss from discontinued operations	$-	$(1,744,665)

SigmaTron International, Inc.

July 31, 2023

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron” or collectively with its subsidiaries and foreign enterprises, the “Company”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (19 percent ownership as of July 31, 2023) (“Wagz”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the risks inherent in any merger, acquisition or business combination, including the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collectability of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; increasing interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; public health crises, including COVID-19 and variants; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

July 31, 2023

Overview:

Until the sale described below, effective April 1, 2023, the Company operated in two reportable segments as an independent provider of electronic manufacturing services (“EMS”), and as a provider of products to the pet technology (“Pet Tech”) market. The majority of the Pet Tech Segment was sold, effective as of April 1, 2023, and following such date, the Company operates in one reportable segment, the EMS segment. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech segment offered electronic products such as the Freedom Smart Dog Collar ™, a wireless, geo-mapped fence, and wellness system, and apparel and accessories.

Except as otherwise noted, the description of the Company’s business below reflects its continuing operations. Refer to Note M - Discontinued Operations, to the consolidated financial statements for activity associated with discontinued operations.

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

Sales can be an unreliable indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a

SigmaTron International, Inc.

July 31, 2023

customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three month periods ended July 31, 2023 and July 31, 2022.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company reported a pre-tax profit from continuing operations for the three months ended July 31, 2023 of $107,964. Pre-tax profit from continuing operations for the three months ended July 31, 2022 was $4,129,636. The Company recorded revenue of $98,130,356 and $105,189,979 in the three month periods ended July 31, 2023 and July 31, 2022, respectively.

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have continued to be challenging. The Company has certain customers that have lowered their demand, while others remain strong. The Company expects this uncertainty to remain short term as it expects customer requirements to pick up by third quarter for fiscal 2024. The Company has seen modest improvements to the supply chain challenges that it has experienced in at least the last 18 months, as a result of the slowing of the economy. The Company expects these challenges to continue to improve for fiscal 2024, based on what is known at this time.

SigmaTron International, Inc.

July 31, 2023

Results of Operations:

Consolidated Results

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	July 31,	July 31,
	2023	2022

Net sales	$98,130,356	$105,189,979
Cost of products sold	88,479,136	93,612,759
As a percent of net sales	90.2%	89.0%
Gross profit	9,651,220	11,577,220
As a percent of net sales	9.8%	11.0%
Selling and administrative expenses	6,842,805	6,529,842
As a percent of net sales	7.0%	6.2%
Operating income from continuing operations	2,808,415	5,047,378

Other income	18,627	35,816
Interest expense, net	(2,719,078)	(953,558)
Income before income taxes from continuing operations	107,964	4,129,636
Income tax benefit (expense)	154,135	(1,008,296)
Income from continuing operations	$262,099	$3,121,340

Discontinued operations:
Loss before taxes from discontinued operations	-	(2,223,561)
Tax benefit for discontinued operations	-	478,896
Net loss from discontinued operations	-	(1,744,665)

Net income	$262,099	$1,376,675

Net Sales

Net sales decreased $7,059,623, or -(6.7)%, to $98,130,356 for the three month period ended July 31, 2023, compared to $105,189,979 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the last several quarters, which has negatively affected customer demand in the consumer electronics and industrial electronics markets, but has not had the same effect in the medical/life science market. As a result, the Company’s sales decreased for the three month period ended July 31, 2023, in the consumer electronics and industrial electronics markets, partially offset with an increase in net sales in the medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $5,133,623, or -(5.5)%, to $88,479,136 (90.2% of net sales) for the three month period ended July 31, 2023, compared to $93,612,759 (89.0% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other manufacturing costs for the three month period ended

SigmaTron International, Inc.

July 31, 2023

July 31, 2023, than in the same period in the prior fiscal year, primarily due to continued inflationary pressures.

Gross profit margin

Gross profit margin was 9.8% of net sales, for the three month period ended July 31, 2023, compared to 11.0% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other manufacturing costs during the three month period ended July 31, 2023, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $312,963, or 4.8% to $6,842,805 (7.0% of net sales) for the three month period ended July 31, 2023, compared to $6,529,842 (6.2% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting and legal professional fees, partially offset with a decrease in bonus expense.

Interest expense, net

Interest expense, net, increased to $2,719,078 for the three month period ended July 31, 2023, compared to $953,558 for the same period in the prior fiscal year. The increase relates to higher average debt levels as well as increased interest rates for the three month period ended July 31, 2023.

Income tax benefit/expense

Income tax expense decreased $1,162,431 to an income tax benefit of $154,135 for the three month period ended July 31, 2023, compared to an income tax expense of $1,008,296 for the same period in the prior fiscal year. The effective tax rate decreased to -142.76% for the three month period ended July 31, 2023, compared to 24.42% for the same period in the prior fiscal year. The decrease in income tax expense for the three month period ended July 31, 2023 compared to the same period in the previous year is due to decreased taxable earnings in the current quarter compared to the same period in the previous year. The decrease in effective tax rate is due to variations in income earned by jurisdiction.

Net income from continuing operations

Net income decreased $2,859,241, to $262,099 for the three month period ended July 31, 2023, compared to $3,121,340 for the same period in the prior fiscal year. The decreased net income primarily relates to lower sales, higher interest expense due to higher average debt levels and increased interest rates, partially offset by a decrease in bonus expense.

Net loss from discontinued operations

Net loss from discontinued operations was $1,744,665 for the three month period ended July 31, 2022. The net loss from discontinued operations consisted of operational losses from the Pet Tech segment.

SigmaTron International, Inc.

July 31, 2023

EMS Segment

The following table sets forth the Company’s results of operations for the EMS Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	July 31,	July 31,
	2023	2022

Net sales	$98,130,356	$105,189,979
Cost of products sold	88,479,136	93,612,759
As a percent of net sales	90.2%	89.0%
Gross profit	9,651,220	11,577,220
As a percent of net sales	9.8%	11.0%
Selling and administrative expenses	6,842,805	6,529,842
As a percent of net sales	7.0%	6.2%
Operating income	$2,808,415	$5,047,378

Net Sales

Net sales decreased $7,059,623, or -(6.7)%, to $98,130,356 for the three month period ended July 31, 2023, compared to $105,189,979 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current fiscal quarter, which has negatively affected customer demand in the consumer electronics and industrial electronics markets, but has not had the same effect in the medical/life science market. As a result, the Company’s sales decreased for the three month period ended July 31, 2023, in the consumer electronics and industrial electronics markets, partially offset with an increase in net sales in the medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $5,133,623, or -(5.5)%, to $88,479,136 (90.2% of net sales) for the three month period ended July 31, 2023, compared to $93,612,759 (89.0% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other manufacturing costs for the three month period ended July 31, 2023, than in the same period in the prior fiscal year, primarily due to continued inflationary pressures.

Gross profit

Gross profit margin was 9.8% of net sales, for the three month period ended July 31, 2023, compared to 11.0% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other manufacturing costs during the three month period ended July 31, 2023, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $312,963, or 4.8% to $6,842,805 (7.0% of net sales) for the three month period ended July 31, 2023, compared to $6,529,842 (6.2% of net sales) for the same

SigmaTron International, Inc.

July 31, 2023

period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting and legal professional fees, partially offset with a decrease in bonus expense.

Operating income

Operating income decreased $2,238,963, to $2,808,415 (2.9% of net sales) for the three month period ended July 31, 2023, compared to operating income of $5,047,378 (4.8% of net sales) for the same period in the prior fiscal year. The decrease was primarily due to lower sales and higher labor and other manufacturing costs.

Pet Tech Segment

The Company sold a majority of its interest in Wagz April 28, 2023, effective as of April 1, 2023. The Company still owns 19 percent of Wagz common stock as a passive investment as of July 31, 2023. The activity for fiscal 2023 has been classified as discontinued operations in the Consolidated Statements of Operations.

The following table sets forth the results of operations for the Pet Tech Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	July 31,	July 31,
	2023	2022

Net sales	$-	$382,877
Cost of products sold	-	275,062
As a percent of net sales	-	71.8%
Gross profit	-	107,815
As a percent of net sales	-	28.2%
Selling and administrative expenses	-	2,331,376
As a percent of net sales	-	608.9%
Operating loss	$-	$(2,223,561)

Net sales

There were no net sales for the three month period ended July 31, 2023 compared to $382,877 for the same period in the prior fiscal year. Sales for the prior period were primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

There were no cost of products sold for the three month period ended July 31, 2023, compared to $275,062 (71.8% of net sales) for the same period in the prior fiscal year.

Gross profit margin

There was no gross profit margin of net sales for the three month period ended July 31, 2023 compared to gross profit margin of 28.2% for the same period in the prior fiscal year.

SigmaTron International, Inc.

July 31, 2023

Selling and administrative expenses

There were no selling and administrative expenses for the three month period ended July 31, 2023, compared to $2,331,376 for the same period in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to have launched in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Operating loss

There was no operating loss the three month period ended July 31, 2023, compared to $2,223,561 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities from continuing operations was $7,750,014 for the three months ended July 31, 2023, compared to cash flow used in operating activities of $16,669,235 for the same period in the prior fiscal year. Cash flow provided by operating activities from continuing operations was primarily the result of a decrease in inventory in the amount of $7,092,926 and a decrease in accounts receivable in the amount of $2,058,165. Cash flow from operating activities from continuing operations was offset by a decrease in deferred revenue in the amount of $2,520,928. The decrease in inventory is the result of improvement in the component marketplace which has allowed the Company to complete assemblies for shipping. The decrease in accounts receivable is a result of lower accounts receivable balances due to lower volumes during the first quarter, as compared to the same period in the prior year.

Cash flow used in operating activities from continuing operations was $16,669,235 for the three months ended July 31, 2022. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $11,397,902 and $10,837,157, respectively. Cash flow from operating activities was offset by an increase in deferred revenue in the amount of $3,085,492.

Investing Activities.

Cash used in investing activities from continuing operations was $621,929 for the three months ended July 31, 2023. During the first three months of fiscal year 2024, the Company purchased $621,929 in machinery and equipment to be used in the ordinary course of business. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Cash used in investing activities from continuing operations was $313,934 for the three months ended July 31, 2022. During the first three months of fiscal year 2023, the Company purchased $313,934 in machinery and equipment used in the ordinary course of business.

SigmaTron International, Inc.

July 31, 2023

Financing Activities.

Cash used in financing activities from continuing operations of $6,292,323 for the first three months ended July 31, 2023, was primarily the result of net payments under the line of credit and term loan agreement.

Cash provided by financing activities from continuing operations of $19,887,738 for the first three months ended July 31, 2022, was primarily the result of net borrowings under the line of credit.

Liquidity from Discontinued Operations

During the first three months ended July 31, 2022 cash used in discontinued operations from operating activities was $1,457,558, primarily related to Pet Tech Segment operations. During the first three months ended July 31, 2022, cash used in investing activities primarily for capital expenditures was $55,481.

Financing Summary.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $238,576 and $332,139 were capitalized during the three month period ended July 31, 2023 and during the fiscal year ended April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of July 31, 2023, there was $45,407,584 outstanding and $12,468,259 of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of July 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $763,478 and $572,191, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date (as defined in the JPM Credit Agreement) and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (y) 10% of the Revolving Commitment and (z) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM Waiver (as discussed below under “Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA

SigmaTron International, Inc.

July 31, 2023

(each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility must be classified as a current liability on the Consolidated Balance Sheet as of July 31, 2023 and April 30, 2023.

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

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent (the “Agent), and other Lenders party thereto (collectively, “TCW Lenders,” together with the Agent, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of July 31, 2023, was $39,583,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $141,366 and $1,233,894 were capitalized during the three month period ended July 31, 2023 and fiscal year ended April 30, 2023, respectively. As of July 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $1,108,277 and $1,036,367, respectively.

The Term Loan Agreement imposes financial covenants, including covenants requiring the Company to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) of 1.10-to-1 and maintain the same leverage ratio of Total Debt to EBITDA as described above under the

SigmaTron International, Inc.

July 31, 2023

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

The JPM Notice indicated that the Lender was informed of the occurrence of events of defaults and the continuation thereof under the JPM Credit Agreement as a result of the Company’s failure to maintain a FCCR for the twelve month period ended January 31, 2023 of at least 1.10x as required under the JPM Credit Agreement (the “JPM Covenant Defaults”).

The TCW Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the Total Debt to EBITDA Ratio for the twelve month period ended on January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’s failure to maintain FCCR as required under the JPM Credit Agreement (the “TCW Covenant Defaults” and together with the JPM Covenant Defaults, the “Defaults”).

As a result of the Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the Notices received on March 2, 2023, from each of JPM and TCW, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent

SigmaTron International, Inc.

July 31, 2023

and Amendment No. 1 to the Credit Agreement (“TCW Waiver”) with Wagz and TCW (collectively with JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Credit Agreements. The Company was in compliance with its revised financial covenants under the Credit Agreements as of July 31, 2023.

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

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0.

In addition, pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of the third quarter of fiscal 2023 exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for a fiscal quarter during the PIK Period (defined in the Term Loan Agreement), then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023. The Company was in compliance with its revised financial covenants under the Credit Agreements as of July 31, 2023.

SigmaTron International, Inc.

July 31, 2023

In exchange for such agreements, the Lender Parties waived all of the existing events of default under the Credit Agreements through March 31, 2023, consented to the sale of Wagz and released Wagz and its property and the Company’s 81% interest in Wagz that was sold to Buyer (as disclosed above) from the lien of the Lender Parties.

In connection with the Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023.

On June 15, 2023, the Company entered into (i) Amendment No. 2 to the Credit Agreement (the “JPM Amendment No. 2”) by and among the Company and Lender, with respect to the JPM Credit Agreement and (ii) Amendment No. 2 to the Credit Agreement (“TCW Amendment No. 2”) by and among the Company and TCW with respect to the Term Loan Agreement. The JPM Amendment No. 2 and TCW Amendment No. 2 (together, the “Amendments”) amended the Credit Agreements to extend the date, from May 31, 2023 to July 31, 2023, after which the Agent may request that the Company effect the Corporate Restructuring.

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of July 31, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at July 31, 2023 and April 30, 2023.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $404,771 and $417,143 at July 31, 2023 and April 30, 2023, respectively.

Notes Payable – Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement, which had a fixed interest rate of 8.00% per annum, matured on May 1, 2023, with a final quarterly installment payment of $9,310.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through August 2028, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 11.75% per annum.

SigmaTron International, Inc.

July 31, 2023

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through April 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the three month period ended July 31, 2023, resulted in net foreign currency transaction losses of $275,970 compared to net foreign currency losses of $243,316 for the same period in the prior year. During the three months of fiscal year 2024, the Company paid approximately $15,080,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $13,878,000 as of July 31, 2023.

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

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have continued to be challenging. The Company has certain customers that have lowered their demand, while others remain strong. The Company expects this uncertainty to remain short term as it expects customer requirements to pick up by third quarter for fiscal 2024. The Company has seen modest improvements to the supply chain challenges that it has experienced in at least the last 18 months, as a result of the slowing of the economy. The Company expects these challenges to continue to improve for fiscal 2024, based on what is known at this time.

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

SigmaTron International, Inc.

July 31, 2023

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of July 31, 2023. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2023.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2023, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

July 31, 2023

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

July 31, 2023

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 12, 2023

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	September 12, 2023

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)