Form 10-Q
period 2023-10-31
SIGMATRON INTERNATIONAL INC
filed 2023-12-11
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

October 31, 2023

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 7, 2023: 6,094,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	October 31,
	2023	April 30,
	(Unaudited)	2023

Current assets:
Cash and cash equivalents	$3,250,026	$819,129

Accounts receivable, less allowance for credit losses of $28,492
and $100,000 at October 31, 2023 and April 30, 2023, respectively	40,969,178	46,284,818
Inventories, net	146,340,350	165,555,199
Prepaid expenses and other assets	1,639,590	1,678,263
Refundable and prepaid income taxes	769,339	779,705
Other receivables	6,865,075	5,349,328

Total current assets	199,833,558	220,466,442

Property, machinery and equipment, net	35,716,761	35,788,357

Intangible assets, net	1,144,806	1,311,030
Deferred income taxes	2,907,481	2,640,902
Right-of-use assets	5,877,012	7,225,423
Other assets	1,094,741	1,195,045

Total other long-term assets	11,024,040	12,372,400

Total assets	$246,574,359	$268,627,199

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$70,229,205	$75,159,716
Accrued wages	7,375,948	7,917,266
Accrued expenses	2,631,646	2,933,430
Income taxes payable	-	1,041,998
Deferred revenue	3,922,253	8,063,197
Current portion of long-term debt	2,610,651	52,761,520
Current portion of finance lease obligations	2,080,442	1,523,259
Current portion of operating lease obligations	2,617,363	2,908,213

Total current liabilities	91,467,508	152,308,599

Long-term debt, less current portion	79,055,775	40,539,180
Income taxes payable	148,888	267,998
Deferred income taxes	-	-
Finance lease obligations, less current portion	3,650,687	2,596,178
Operating lease obligations, less current portion	3,494,314	4,723,867
Other long-term liabilities	103,226	100,350

Total long-term liabilities	86,452,890	48,227,573

Total liabilities	177,920,398	200,536,172

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	October 31,
	2023	April 30,
	(Unaudited)	2023

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,094,288 and 6,091,288 shares issued and
outstanding at October 31, 2023 and April 30, 2023, respectively	60,707	60,634
Capital in excess of par value	42,259,070	41,986,570
Retained earnings	26,334,184	26,043,823

Total stockholders' equity	68,653,961	68,091,027

Total liabilities and stockholders' equity	$246,574,359	$268,627,199

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$98,691,684	$108,221,067	$196,822,040	$213,411,047
Cost of products sold	89,003,929	94,914,988	177,483,065	188,527,748

Gross profit	9,687,755	13,306,079	19,338,975	24,883,299

Selling and administrative expenses	6,613,634	6,506,097	13,456,439	13,035,939

Operating income	3,074,121	6,799,982	5,882,536	11,847,360

Other income	6,503	35,814	25,130	71,630
Interest expense, net	(2,708,696)	(1,976,831)	(5,427,774)	(2,930,389)
Income from continuing operations before income tax expense	371,928	4,858,965	479,892	8,988,601

Income tax expense	(343,666)	(1,743,554)	(189,531)	(2,751,850)

Net income from continuing operations	$28,262	$3,115,411	$290,361	$6,236,751

Discontinued operations:
Loss before tax from discontinued operations	-	(2,731,126)	-	(4,954,687)
Tax benefit from discontinued operations	-	487,587	-	966,483
Net loss from discontinued operations	$-	$(2,243,539)	$-	$(3,988,204)

Net income	$28,262	$871,872	$290,361	$2,248,547

Basic earnings (loss) per common share:
Income (loss) from continuing operations	-	0.51	0.05	1.03
Income (loss) from discontinued operations	-	(0.37)	-	(0.66)
Basic earnings (loss) per common share:	$-	$0.14	$0.05	$0.37

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	-	0.51	0.05	1.01
Income (loss) from discontinued operations	-	(0.37)	-	(0.65)
Diluted earnings (loss) per common share:	$-	$0.14	$0.05	$0.36

Weighted average shares of common stock outstanding
Basic	6,091,331	6,071,288	6,092,761	6,065,098

Weighted average shares of common stock outstanding
Diluted	6,190,696	6,145,223	6,166,524	6,159,265

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended October 31, 2023 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

Recognition of stock-based compensation	-	-	184,817	-	184,817

Net income	-	-	-	262,099	262,099

Balance at July 31, 2023	$-	$60,634	$42,171,387	$26,305,922	$68,537,943

Recognition of stock-based compensation	-	-	64,938	-	64,938

Exercise of stock options	-	30	9,570	-	9,600

Restricted stock awards	-	43	13,175	-	13,218

Net income	-	-	-	28,262	28,262

Balance at October 31, 2023	$-	$60,707	$42,259,070	$26,334,184	$68,653,961

For the six months ended October 31, 2022 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

Recognition of stock-based compensation	-	-	94,893	-	94,893

Restricted stock awards	-	55	49,818	-	49,873

Net loss from discontinued operations	-	-	-	(1,744,665)	(1,744,665)

Net income from continuing operations	-	-	-	3,121,340	3,121,340

Balance at July 31, 2022	$-	$60,434	$41,799,121	$47,995,883	$89,855,438

Recognition of stock-based compensation	-	-	76,568	-	76,568

Restricted stock awards	-	36	17,769	-	17,805

Net loss from discontinued operations	-	-	-	(2,243,539)	(2,243,539)

Net income from continuing operations	-	-	-	3,115,411	3,115,411

Balance at October 31, 2022	$-	$60,470	$41,893,458	$48,867,755	$90,821,683

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income from continuing operations	$290,361	$6,236,751
Net loss from discontinued operations	-	(3,988,204)

Adjustments to reconcile net income to net cash provided by
(used in) operating activities from continuing operations:
Depreciation and amortization of property, machinery and equipment	3,000,751	2,889,751
Stock-based compensation	249,755	171,461
Restricted stock expense	13,218	67,678
Provision for credit losses	71,508	-
Deferred income tax expense	(266,579)	194,704
Amortization of intangible assets	166,224	169,876
Amortization of financing fees	350,295	169,482
Loss from disposal or sale of machinery and equipment	43,287	13,673
Changes in operating assets and liabilities
Accounts receivable	5,244,132	(6,352,982)
Inventories	19,214,849	(11,193,619)
Prepaid expenses and other assets	45,478	3,569,825
Refundable and prepaid income taxes	10,366	593,140
Income taxes payable	(1,161,108)	403,956
Trade accounts payable	(4,930,511)	(15,946,950)
Operating lease liabilities	(1,520,403)	(1,667,995)
Accrued expenses and wages	(914,063)	(1,260,991)
Deferred revenue	(4,140,944)	2,026,825
Net cash provided by (used in) operating activities from continuing operations	15,766,616	(19,915,415)

Cash flows from investing activities from continuing operations
Purchases of machinery and equipment	(405,413)	(178,001)
Net cash used in investing activities from continuing operations	(405,413)	(178,001)

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from financing activities from continuing operations
Proceeds from the exercise of common stock options	9,600	-
Proceeds under equipment notes	783,461	416,728
Payments under finance lease agreements	(955,337)	(764,377)
Payments under equipment notes	(552,965)	(539,383)
Payments under building notes payable	(24,923)	(6,017,979)
Borrowings under term loan agreement	-	40,000,000
Payments under term loan agreement	(500,000)	(250,000)
Borrowings under revolving line of credit	202,602,581	245,043,994
Payments under revolving line of credit	(213,829,509)	(252,957,625)
Proceeds under PPP loan note payable	-	-
Payments of debt financing costs	(463,214)	(1,487,901)
Net cash (used in) provided by financing activities from continuing operations	(12,930,306)	23,443,457

Cash flows from discontinued operations:
Net cash used in operating activities	-	(3,922,035)
Net cash used in investing activities	-	(93,996)
Net cash used in discontinued operations	-	(4,016,031)

Change in cash and cash equivalents	2,430,897	(665,990)
Cash and cash equivalents at beginning of period	819,129	3,054,643

Cash and cash equivalents at end of period	$3,250,026	$2,388,653

Supplementary disclosures of cash flow information
Cash paid for interest	$5,132,648	$2,480,985
Cash paid for income taxes	1,600,055	567,282
Purchase of machinery and equipment financed
under finance leases	2,567,029	1,599,456
Right-of-use assets obtained in exchange for operating
lease liabilities	1,531	43,641
Financing of insurance policy	73,837	73,868
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2023

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

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023. The Company entered into a Stock Purchase Agreement (“SPA”) by and among the Company, Wagz, Vynetic LLC, a Delaware limited liability company (“Buyer”), and Terry B. Anderton, co-founder of Wagz and principal of Buyer (“Anderton”), pursuant to which the Company sold to Buyer 81% of the issued and outstanding shares of common stock of Wagz for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a $900,000 working capital term loan (the “Wagz Loan”) to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority ownership interest in Wagz pursuant to the SPA was consummated effective as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of Wagz common stock and Buyer holds a majority 81% of Wagz common stock. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the Wagz Loan was uncollectable and the 19% ownership interest was fully reserved, in each case as of April 30, 2023.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SigmaTron International, Inc. (“SigmaTron”), its wholly-owned subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd., its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (19% ownership, effective as of April 1, 2023), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation - Continued

of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. The condensed consolidated balance sheet at April 30, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023.

On April 1, 2023, SigmaTron completed the sale of the majority ownership interest in the Wagz, Inc. business. In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Wagz business met discontinued operations accounting criteria at the end of the fourth quarter of fiscal year 2023. The results of the Wagz business and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. These changes have been applied to all periods presented. See Note M - Discontinued Operations, for additional information.

Note C - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2023	2023

Finished products	$19,162,777	$22,093,018
Work-in-process	4,709,050	5,415,917
Raw materials	122,468,523	138,046,264
	$146,340,350	$165,555,199

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2023	2022	2023	2022

Net income from continuing operations	$28,262	$3,115,411	$290,361	$6,236,751
Net loss from discontinued operations	-	(2,243,539)	-	(3,988,204)
Total net income	28,262	871,872	290,361	2,248,547

Weighted-average shares
Basic	6,091,331	6,071,288	6,092,761	6,065,098
Effect of dilutive stock options	99,365	73,935	73,763	94,167

Diluted	6,190,696	6,145,223	6,166,524	6,159,265

Basic (loss) earnings per common share
Basic earnings per share from continuing operations	-	0.51	0.05	1.03
Basic loss per share from discontinued operations	-	(0.37)	-	(0.66)
Basic total earnings per share	$-	$0.14	$0.05	$0.37

Diluted (loss) earnings per common share
Diluted earnings per share from continuing operations	-	0.51	0.05	1.01
Diluted loss per share from discontinued operations	-	(0.37)	-	(0.65)
Diluted total earnings per share	$-	$0.14	$0.05	$0.36

Options to purchase 596,081 and 508,519 shares of common stock were outstanding and exercisable at October 31, 2023 and 2022, respectively. There were no options granted during the three month period ended October 31, 2023 and October 31, 2022, respectively, and there were 177,000 options granted during the six month period ended October 31, 2023 and no options granted during the six month period ended October 31, 2022. There was $64,938 and $76,568 stock option expense recognized for the three month periods ended October 31, 2023 and 2022, respectively. There was $249,755 and $171,461 stock option expense recognized for the six month periods ended October 31, 2023 and 2022, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at October 31, 2023 and 2022 was $487,120 and $848,916, respectively. There were 178,000 anti-dilutive common stock equivalents and 4,798 anti-dilutive common stock equivalents for the three month periods ended October 31, 2023 and 2022, respectively, which have been excluded from the calculation of diluted earnings per share. There were 260,886 anti-dilutive common stock equivalents and 6,251 anti-dilutive common stock equivalents for the six month periods ended October 31, 2023 and 2022, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and finance lease obligations consisted of the following at October 31, 2023 and April 30, 2023:

	October 31,	April 30,
	2023	2023

Debt:
Notes Payable - Secured lenders	$79,241,072	$90,968,000
Notes Payable - Buildings	392,220	417,143
Notes Payable - Equipment	3,754,611	3,524,115
Unamortized deferred financing costs	(1,721,477)	(1,608,558)
Total debt	81,666,426	93,300,700
Less current maturities*	2,610,651	52,761,520
Long-term debt	$79,055,775	$40,539,180

Finance lease obligations	$5,731,129	$4,119,437
Less current maturities	2,080,442	1,523,259
Total finance lease obligations, less current portion	$3,650,687	$2,596,178

* Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined below) was classified as a current liability on the Consolidated Balance Sheet at April 30, 2023.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). Wagz and its property were released from the JPM Credit Agreement, effective April 1, 2023, pursuant to the JPM Waiver (as defined below) effective as of April 1, 2023. The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $177,119 and $332,139 were capitalized during the six month period ended October 31, 2023 and during the fiscal year ended April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of October 31, 2023, there was $39,907,771 outstanding and $13,403,925 of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of October 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $659,532 and $572,191, respectively.

SigmaTron International, Inc.

October 31, 2023

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

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility were required to be classified as a current liability on the Consolidated Balance Sheet at April 30, 2023.

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

The Facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, the “TCW Lenders” and together with the Agent, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). Wagz and its property were released from the Term Loan Agreement, effective April 1, 2023, pursuant to the TCW Waiver (as defined below) effective as of April 1, 2023. The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of October 31, 2023, was $39,333,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $163,179 and $1,233,894 were capitalized during the six month period ended October 31, 2023 and fiscal year ended April 30, 2023, respectively. As of October 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $1,061,945 and $1,036,367, respectively.

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

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from both JPM and TCW. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement (together with the JPM Credit Agreement the “Credit Agreements”). In addition, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements. The Nasdaq delinquency was remedied on May 19, 2023.

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

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver” and together with the JPM Waiver, the “Waivers”) with Wagz and TCW (collectively with JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement. The Company was in compliance with its revised financial covenants under the Credit Agreements as of October 31, 2023.

Pursuant to the Waivers, the Company has agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company,

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

become a guarantor under the Credit Agreements and pledge to the Lender Parties all of the equity of the Company (the “Corporate Restructuring”), (ii) engage a financial advisor to review certain of the Company’s financial reporting to JPM and the Agent and participate in weekly conference calls with the advisor, JPM and the Agent to discuss and provide updates on the Company’s liquidity and operations, (iii) extend the Wagz Loan, (iv) pay to JPM an amendment fee in the amount of $70,000, paid in cash, and (v) pay to the TCW Lenders an amendment fee of $395,000 and a default rate fee of $188,301, both of which were paid in kind by being added to the principal of the TCW Term Loan. The Company engaged a financial advisor in April 2023 and developed cashflow modeling tools. The financial advisor engagement was completed in September 2023.

The Waivers also amended the Credit Agreements to, among other things, (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Loan and net assets of the Company and Wagz, and expenses relating to the Waivers, the Company’s sale of the majority ownership interest in Wagz under the SPA, and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements) as follows:

Fiscal Quarter	Total Debt to EBITDA Ratio* (as amended)	Total Debt to EBITDA Ratio* (prior to amendment)

October 31,2023	4.50:1.0	4.25:1.0
January 31, 2024	4.50:1.0	4.00:1.0
April 30, 2024	4.50:1.0	4.00:1.0
July 31, 2024	4.25:1.0	3.75:1.0
October 31, 2024	4.00:1.0	3.75:1.0

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Term Loan Agreement) is less than or equal to 1.50:1.0.

The Company was in compliance with its revised financial covenants under the Credit Agreements as of October 31, 2023.

In addition, during the PIK Period (defined in the Term Loan Agreement), pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of a third fiscal quarter exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for that fiscal quarter, then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

In exchange for such agreements, the Lender Parties waived all of the existing events of default under the Credit Agreements through March 31, 2023, consented to the sale of the majority ownership interest in Wagz and released Wagz and its property and the Company’s 81% ownership interest in Wagz that was sold to Buyer from the lien of the Lender Parties.

In connection with the Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023.

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

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of October 31, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at October 31, 2023 and April 30, 2023.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $392,220 and $417,143 at October 31, 2023 and April 30, 2023, respectively.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Notes Payable – Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement, which had a fixed interest rate of 8.00% per annum, matured on May 1, 2023, and the final quarterly installment payment of $9,310 was paid.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through August 2028, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 11.75% per annum.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of October 31, 2023, are as follows:

		Secured lenders	Building	Equipment	Total

For the remaining 6 months of the fiscal year ending April 30:	2024	$355,189	$25,648	$626,229	$1,007,066
For the fiscal years ending April 30:	2025	1,444,289	53,557	1,335,735	2,833,581
	2026	1,694,289	56,719	987,526	2,738,534
	2027	1,694,287	60,068	454,913	2,209,268
	2028	72,331,541	63,614	249,932	72,645,087
	2029	-	132,614	100,276	232,890
		$77,519,595	$392,220	$3,754,611	$81,666,426

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through September 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax

The income tax expense was $343,666 for the three month period ended October 31, 2023 compared to an income tax expense of $1,743,554 for the same period in the prior fiscal year. The Company’s effective tax rate was 92.40% and 35.88% for the quarters ended October 31, 2023 and 2022, respectively. The decrease in income tax expense for the three month period ended October 31, 2023 compared to the same period in the previous year is due to decreased taxable earnings in the current quarter compared to the same period in the previous year. The increase in effective tax rate is due to variations in income earned by jurisdiction and as compared to the previous quarter in the current fiscal year.

The income tax expense was $189,531 for the six month period ended October 31, 2023 compared to an income tax expense of $2,751,850 for the same period in the prior fiscal year. The Company’s effective tax rate was 39.49% and 30.61% for the six month period ended October 31, 2023 and 2022, respectively. The decrease in income tax expense for the six month period ended October 31, 2023 compared to the same period in the previous year is due to decreased taxable earnings in the current year compared to the previous year. The increase in effective tax rate for the six month period ended October 31, 2023 is due primarily to variations in income earned by jurisdiction.

SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of the majority ownership interest in Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale, its investment in subsidiary, and certain foreign tax credits. The Company has established a valuation allowance of $7,215,769 on its U.S. capital loss, its investment in subsidiary, and foreign tax credit carryforwards. The Company has also established a valuation allowance of $439,511 on NOLs attributable to its Vietnam subsidiary as of October 31, 2023. Based on historical losses and forecasted future earnings, the Company has determined that the tax benefit from such assets are more likely than not to be realized. The Company’s valuation allowance was $7,655,280 and $7,703,517 as of October 31, 2023 and April 30, 2023, respectively.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $14,561,000 as of October 31, 2023.

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

October 31, 2023

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

Accounts Receivable - Accounts receivable is presented net of allowance for credit losses of $28,492 and $100,000 as of October 31, 2023 and April 30, 2023, respectively. The Company believes that its allowance for credit losses is adequate and represents its best estimate as of October 31, 2023. The Company continues to closely monitor customer liquidity along with industry and economic conditions, which may result in changes to its estimate.

The following table presents the Company’s accounts receivable balance at the end of each period indicated:

	October 31,	April 30,	April 30,
	2023	2023	2022

Accounts receivable	$40,997,670	$46,384,818	$40,911,280
Less allowance for credit losses	(28,492)	(100,000)	(100,000)
	$40,969,178	$46,284,818	$40,811,280

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
Net trade sales by end-market	2023	2022	2023	2022
Industrial Electronics	$69,366,781	$70,679,415	$137,242,311	$141,008,904
Consumer Electronics	22,090,863	31,572,914	44,748,749	60,088,242
Medical / Life Sciences	7,234,040	5,968,738	14,830,980	12,313,901
Total Net Trade Sales	$98,691,684	$108,221,067	$196,822,040	$213,411,047

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

During the three and six month periods ended October 31, 2023, no material revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at October 31, 2023. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligations with a duration of one year or less. The Company had no material remaining unsatisfied performance obligations as of October 31, 2023, with an expected duration of greater than one year.

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

	Six Months Ended
	October 31,	October 31,
	2023	2022
Contract liability (deferred revenue) beginning of period	$8,063,197	$11,394,820
Deferred revenue recognized in period	(8,387,288)	(26,822,970)
Revenue deferred in period	4,246,344	28,849,795
Deferred revenue end of period	$3,922,253	$13,421,645

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

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

owned. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale and certain foreign tax credits. The Company has established a valuation allowance of $7,215,769 on its U.S. capital loss, its investment in subsidiary, and foreign tax credit carryforwards and a valuation allowance of $439,511 on certain foreign loss carryforwards as of October 31, 2023.

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

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H – Significant Accounting Policies – Continued

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

October 31, 2023

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

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		October 31,	April 30,
	Classification	2023	2023
Operating Leases:
Right-of-use Assets	Right-of-use assets	$5,877,012	$7,225,423
Operating lease current liabilities	Current portion of operating lease obligations	2,617,363	2,908,213
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	3,494,314	4,723,867
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	6,646,169	5,294,097
Finance lease current liabilities	Current portion of finance lease obligations	2,080,442	1,523,259
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	3,650,687	2,596,178

The components of lease expense for the three and six month periods ended October 31, 2023 and 2022, are as follows:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
	Expense	October 31,	October 31,	October 31,	October 31,
	Classification	2023	2022	2023	2022
Operating Leases:
Operating lease cost	Operating	896,963	629,094	1,792,432	1,252,905
Variable lease cost	Operating	56,209	54,816	112,418	109,631
Short term lease cost	Operating	2,250	2,250	4,500	4,500
Finance Leases:
Amortization of right-of-use assets	Operating	693,341	658,149	1,334,188	1,229,252
Interest expense	Interest	134,753	122,219	254,439	185,833
Total		1,783,516	1,466,528	3,497,977	2,782,121

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The weighted average lease term and discount rates for the quarters ended October 31, 2023 and 2022, are as follows:

	October 31,	October 31,
	2023	2022
Operating Leases:
Weighted average remaining lease term (months)	32.00	41.19
Weighted average discount rate	3.4%	3.2%
Finance Leases:
Weighted average remaining lease term (months)	32.85	36
Weighted average discount rate	9.8%	9.7%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 6 months of the fiscal year ending April 30:
2024	$1,638,248	$1,275,605
For the fiscal years ending April 30:
2025	2,281,890	2,451,692
2026	1,790,446	1,784,423
2027	343,006	954,478
2028	144,382	174,281
2029	75,870	-
Thereafter	57,848	-
Total undiscounted lease payments	6,331,690	6,640,479
Present value discount, less interest	220,013	909,350
Lease liability	$6,111,677	$5,731,129

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the six months ended October 31, 2023 and 2022 are as follows:

	Six Months Ended
	October 31,	October 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	134,753	185,833
Operating cash flows from operating leases	119,065	166,664
Financing cash flows from finance leases	955,337	764,377
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	2,567,029	1,599,456
Right-of-use assets obtained in exchange for operating lease liabilities	1,531	43,641

Note J – Disposition

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale of the majority ownership interest in Wagz, effective as of April 1, 2023. The Company entered into the SPA with Wagz, Buyer and Anderton, pursuant to which the Company sold to Buyer 81% of Wagz common stock for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a Wagz Loan to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of Wagz common stock and Buyer holds a majority 81% of Wagz common stock. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the Wagz Loan was uncollectable and the 19% ownership interest was fully reserved, in each case as of April 30, 2023. See Note M – Discontinued Operations, for more information.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note K – Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2023 as follows:

	October 31,2023
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,545,194	1,144,806
Total	$4,690,000	$3,545,194	$1,144,806

Intangible assets subject to amortization are summarized as of April 30, 2023 as follows:

	April 30, 2023
	Gross
	Carrying	Accumulated	Impairment	Write Off	Net Intangible
	Amount	Amortization	Amount	Amount	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,378,970	-	-	1,311,030
Wagz:
Trade name	1,230,000	68,380	813,960	347,660	-
Patents	9,730,000	586,313	8,713,813	429,874	-
Total	$15,650,000	$4,033,663	$9,527,773	$777,534	$1,311,030

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining periods as of October 31, 2023, are as follows:

For the remaining 6 months of the fiscal year ending April 30:	2024	$165,618
For the fiscal years ending April 30:	2025	324,702
	2026	317,728
	2027	310,900
	2028	25,858
		$1,144,806

Amortization expense was $82,809 and $84,628 for the three month periods ended October 31, 2023 and October 31, 2022, respectively. Amortization expense was $166,224 and $169,876 for the six month periods ended October 31, 2023 and October 31, 2022, respectively.

SigmaTron International, Inc.

October 31, 2023

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

The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. The majority ownership interest of the Pet Tech Segment was sold, effective as of April 1, 2023. The results for the Pet Tech Segment are reported as discontinued operations for the three and six month periods ended October 31, 2022.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note-A Description of the Business. The CODM allocates resources to and evaluates the performance of each operating segment based on operating income.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the three month periods ended October 31, 2023 and October 31, 2022.

	Three Months Ended October 31, 2023
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$98,691,684	$-	$98,691,684

Operating income	3,074,121	-	3,074,121

Other income			6,503
Interest expense, net			(2,708,696)
Income before income taxes			$371,928

Depreciation and amortization of property, machinery and equipment	1,504,717	-	1,504,717

Amortization of intangible assets	82,809	-	82,809

Identifiable assets	$246,574,359	$-	$246,574,359

	Three Months Ended October 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (1)(2)	$108,221,067	$455,676	$108,676,743

Operating income (loss)	6,799,982	(2,731,126)	4,068,856

Other income			35,814
Interest expense, net			(1,976,831)
Income before income taxes			$2,127,839

Depreciation and amortization of property, machinery and equipment	1,456,624	10,662	1,467,286

Amortization of intangible assets	84,628	150,514	235,142

Identifiable assets	$281,517,954	$23,685,666	$305,203,620

(1)The EMS Segment manufactures products sold to the Pet Tech Segment. Related intersegment sales of $644,097 have been eliminated.

(2)The results for the Pet Tech Segment are reported as discontinued operations for the three and six month periods ended October 31, 2022.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the six month periods ended October 31, 2023 and October 31, 2022.

	Six Months Ended October 31, 2023
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$196,822,040	$-	$196,822,040

Operating income	5,882,536	-	5,882,536

Other income			25,130
Interest expense, net			(5,427,774)
Income before income taxes			$479,892

Depreciation and amortization of property, machinery and equipment	3,000,751	-	3,000,751

Amortization of intangible assets	166,224	-	166,224

Identifiable assets	$246,574,359	$-	$246,574,359

	Six Months Ended October 31, 2022
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (3)(4)	$213,411,047	$838,552	$214,249,599

Operating income (loss)	11,847,360	(4,954,687)	6,892,673

Other income			71,630
Interest expense, net			(2,930,389)
Income before income taxes			$4,033,914

Depreciation and amortization of property, machinery and equipment	2,889,751	29,315	2,919,066

Amortization of intangible assets	169,876	301,028	470,904

Identifiable assets	$281,517,954	$23,685,666	$305,203,620

(3)The EMS Segment manufactures products sold to the Pet Tech Segment. Related intersegment sales of $727,613 have been eliminated.

(4)The results for the Pet Tech Segment are reported as discontinued operations for the three and six month periods ended October 31, 2022.

SigmaTron International, Inc.

October 31, 2023

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The following tables set forth net sales from continuing operations and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, machinery and equipment and operating lease assets.

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2023	2022	2023	2022
Net sales:
U.S.	$31,122,784	$28,781,002	$63,854,950	$54,288,755
China	9,123,160	13,380,106	18,035,461	26,972,492
Vietnam	1,467,467	2,762,806	3,457,841	6,355,450
Mexico	56,978,273	63,297,153	111,473,788	125,794,350
Total net sales	$98,691,684	$108,221,067	$196,822,040	$213,411,047

	October 31,	April 30,
	2023	2023
Tangible long-lived assets, net:
U.S.	$18,990,639	$20,371,298
China	4,079,255	4,212,780
Mexico	17,883,087	17,574,899
Other	640,792	854,803
Total tangible long-lived assets, net	$41,593,773	$43,013,780

Note M – Discontinued Operations

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023. The Company entered into the SPA with Wagz, Buyer and Anderton, pursuant to which the Company sold to Buyer 81% of Wagz common stock for the purchase price of one dollar. Under the SPA, the Company also agreed to provide a Wagz Loan to Wagz during the month of April 2023. The Company agreed to work with Wagz as an EMS provider pursuant to a manufacturing agreement, but the Company did not commit to extending any further financial support beyond the Wagz Loan. On April 28, 2023, the sale of the majority ownership interest in Wagz pursuant to the SPA was consummated with effect as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of Wagz common stock and Buyer holds a majority 81% of Wagz common stock. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the Wagz Loan was uncollectable and the 19% ownership interest was fully reserved, in each case as of April 30, 2023.

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

SigmaTron International, Inc.

October 31, 2023

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

Pet Tech Segment (Wagz Business)

The following amounts related to the Pet Tech Segment (Wagz Business) have been segregated from the Company’s continuing operations and are reported as discontinued operations:

	Three Months Ended October 31,
	2023	2022
Net Sales	$-	$455,676
Cost of products sold	-	447,742
Gross profit	-	7,934

Selling and administrative expenses	-	2,739,060

Operating loss	-	(2,731,126)

Loss before income taxes from discontinued operations	-	(2,731,126)

Income tax benefit	-	487,587

Loss from discontinued operations	$-	$(2,243,539)

	Six Months Ended October 31,
	2023	2022
Net Sales	$-	$838,552
Cost of products sold	-	722,803
Gross profit	-	115,749

Selling and administrative expenses	-	5,070,436

Operating loss	-	(4,954,687)

Loss before income taxes from discontinued operations	-	(4,954,687)

Income tax benefit	-	966,483

Loss from discontinued operations	$-	$(3,988,204)

SigmaTron International, Inc.

October 31, 2023

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron” or collectively with its subsidiaries, foreign enterprises and international procurement office, the “Company”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (19 percent ownership as of October 31, 2023) (“Wagz”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the risks inherent in any merger, acquisition or business combination, including the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collectability of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; increasing interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; public health crises, including COVID-19 and variants; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

October 31, 2023

Overview:

The Company currently operates in one reportable segment as an independent provider of electronic manufacturing services (“EMS”). The EMS Segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products.

Prior to the sale described below, which was effective April 1, 2023, the Company also operated in a second reportable segment as a provider of products to the pet technology (“Pet Tech”) market. The majority ownership interest in the Pet Tech Segment was sold effective as of April 1, 2023. The Pet Tech Segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless, geo-mapped fence, and wellness system, and apparel and accessories.

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

Sales can be an unreliable indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to

SigmaTron International, Inc.

October 31, 2023

consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and six month periods ended October 31, 2023 and October 31, 2022.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company reported a pre-tax profit from continuing operations for the three months ended October 31, 2023 of $371,928. Pre-tax profit from continuing operations for the three months ended October 31, 2022 was $4,858,965. The Company recorded revenue of $98,691,684 and $108,221,067 in the three month periods ended October 31, 2023 and October 31, 2022, respectively.

The Company reported a pre-tax profit from continuing operations for the six months ended October 31, 2023 of $479,892. Pre-tax profit from continuing operations for the six months ended October 31, 2022 was $8,988,601. The Company recorded revenue of $196,822,040 and $213,411,047 in the six month periods ended October 31, 2023 and October 31, 2022, respectively.

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have continued to be challenging. The Company has certain customers that have lowered their demand, while others remain strong. The Company expects this uncertainty to remain short term as it expects customer requirements to pick up by fourth quarter of fiscal 2024. The Company has seen modest improvements to the supply chain challenges that it has experienced over the last 18 months. The Company expects these challenges to continue to improve for the six months remaining of fiscal 2024, based on what is known at this time.

The Company began its Pet Technology operations after the December 2021 acquisition of Wagz. During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023.

SigmaTron International, Inc.

October 31, 2023

Results of Operations:

Consolidated Results

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	October 31,	October 31,
	2023	2022

Net sales	$98,691,684	$108,221,067
Cost of products sold	89,003,929	94,914,988
As a percent of net sales	90.2%	87.7%
Gross profit	9,687,755	13,306,079
As a percent of net sales	9.8%	12.3%
Selling and administrative expenses	6,613,634	6,506,097
As a percent of net sales	6.7%	6.0%
Operating income from continuing operations	3,074,121	6,799,982

Other income	6,503	35,814
Interest expense, net	(2,708,696)	(1,976,831)
Income before income taxes from continuing operations	371,928	4,858,965
Income tax benefit (expense)	(343,666)	(1,743,554)
Income from continuing operations	$28,262	$3,115,411

Discontinued operations:
Loss before taxes from discontinued operations	-	(2,731,126)
Tax benefit for discontinued operations	-	487,587
Net loss from discontinued operations	-	(2,243,539)

Net income	$28,262	$871,872

Net Sales

Net sales decreased $9,529,383, or 8.8%, to $98,691,684 for the three month period ended October 31, 2023, compared to $108,221,067 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times leading up to the current fiscal quarter, which has negatively affected customer demand in the consumer electronics and certain industrial electronics markets, but has not had the same effect in the medical/life science market. As a result, the Company’s sales decreased for the three month period ended October 31, 2023, in the consumer electronics and industrial electronics markets, partially offset with an increase in net sales in the medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $5,911,059, or 6.2%, to $89,003,929 (90.2% of net sales) for the three month period ended October 31, 2023, compared to $94,914,988 (87.7% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs, primarily due to continued

SigmaTron International, Inc.

October 31, 2023

inflationary pressures, for the three month period ended October 31, 2023, than in the same period in the prior fiscal year.

Gross profit margin

Gross profit margin was 9.8% of net sales, for the three month period ended October 31, 2023, compared to 12.3% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the three month period ended October 31, 2023, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $107,537, or 1.7% to $6,613,634 (6.7% of net sales) for the three month period ended October 31, 2023, compared to $6,506,097 (6.0% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting fees, partially offset with a decrease in bonus expense.

Interest expense, net

Interest expense, net, increased to $2,708,696 for the three month period ended October 31, 2023, compared to $1,976,831 for the same period in the prior fiscal year. The increase relates to increased interest rates for the three month period ended October 31, 2023.

Income tax benefit/expense

Income tax expense decreased $1,399,888 to an income tax expense of $343,666 for the three month period ended October 31, 2023, compared to an income tax expense of $1,743,554 for the same period in the prior fiscal year. The effective tax rate increased to 92.40% for the three month period ended October 31, 2023, compared to 35.88% for the same period in the prior fiscal year. The decrease in income tax expense for the three month period ended October 31, 2023 compared to the same period in the previous year is due to decreased taxable earnings in the current quarter compared to the same period in the previous year. The increase in effective tax rate is due to variations in income earned by jurisdiction and as compared to the previous quarter in the current fiscal year.

Net income from continuing operations

Net income decreased $3,087,149, to $28,262 for the three month period ended October 31, 2023, compared to $3,115,411 for the same period in the prior fiscal year. The decreased net income primarily relates to lower sales and higher interest expense due to increased interest rates, partially offset by a decrease in bonus expense.

Net loss from discontinued operations

Net loss from discontinued operations was $2,243,539 for the three month period ended October 31, 2022. The net loss from discontinued operations consisted of operational losses from the Pet Tech Segment.

SigmaTron International, Inc.

October 31, 2023

EMS Segment

The following table sets forth the Company’s results of operations for the EMS Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	October 31,	October 31,
	2023	2022

Net sales	$98,691,684	$108,221,067
Cost of products sold	89,003,929	94,914,988
As a percent of net sales	90.2%	87.7%
Gross profit	9,687,755	13,306,079
As a percent of net sales	9.8%	12.3%
Selling and administrative expenses	6,613,634	6,506,097
As a percent of net sales	6.7%	6.0%
Operating income	$3,074,121	$6,799,982

Net Sales

Net sales decreased $9,529,383, or 8.8%, to $98,691,684 for the three month period ended October 31, 2023, compared to $108,221,067 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times leading up to the current fiscal quarter, which has negatively affected customer demand in the consumer electronics and certain industrial electronics markets, but has not had the same effect in the medical/life science market. As a result, the Company’s sales decreased for the three month period ended October 31, 2023, in the consumer electronics and industrial electronics markets, partially offset with an increase in net sales in the medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $5,911,059, or 6.2%, to $89,003,929 (90.2% of net sales) for the three month period ended October 31, 2023, compared to $94,914,988 (87.7% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs, primarily due to continued inflationary pressures, for the three month period ended October 31, 2023, than in the same period in the prior fiscal year.

Gross profit

Gross profit margin was 9.8% of net sales, for the three month period ended October 31, 2023, compared to 12.3% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the three month period ended October 31, 2023, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $107,537, or 1.7% to $6,613,634 (6.7% of net sales) for the three month period ended October 31, 2023, compared to $6,506,097 (6.0% of net sales) for the

SigmaTron International, Inc.

October 31, 2023

same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting fees, partially offset with a decrease in bonus expense.

Operating income

Operating income decreased $3,725,861, to $3,074,121 (3.1% of net sales) for the three month period ended October 31, 2023, compared to operating income of $6,799,982 (6.3% of net sales) for the same period in the prior fiscal year. The decrease was primarily due to lower sales and higher labor and other fixed manufacturing costs.

Pet Tech Segment

The Company sold the majority ownership interest in Wagz on April 28, 2023, effective as of April 1, 2023. The Company still owns 19 % of Wagz common stock as a passive investment as of October 31, 2023. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the Wagz Loan was uncollectable and the 19% ownership interest was fully reserved, in each case as of April 30, 2023. The activity for fiscal 2023 has been classified as discontinued operations in the Consolidated Statements of Operations.

The following table sets forth the results of operations for the Pet Tech Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	October 31,	October 31,
	2023	2022

Net sales	$-	$455,676
Cost of products sold	-	447,742
As a percent of net sales	-	98.3%
Gross profit	-	7,934
As a percent of net sales	-	1.7%
Selling and administrative expenses	-	2,739,060
As a percent of net sales	-	601.1%
Operating loss	$-	$(2,731,126)

Net sales

There were no sales for the three month period ended October 31, 2023 compared to $455,676 for the same period in the prior fiscal year. Sales for the prior period were primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

There were no cost of products sold for the three month period ended October 31, 2023, compared to $447,742 (98.3% of net sales) for the same period in the prior fiscal year.

SigmaTron International, Inc.

October 31, 2023

Gross profit margin

There was no gross profit margin of net sales for the three month period ended October 31, 2023 compared to gross profit margin of 1.7% for the same period in the prior fiscal year.

Selling and administrative expenses

There were no selling and administrative expenses for the three month period ended October 31, 2023, compared to $2,739,060 for the same period in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to have launched in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Operating loss

There was no operating loss for the three month period ended October 31, 2023, compared to $2,731,126 for the same period in the prior fiscal year.

Consolidated Results

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Six Months Ended
	October 31,	October 31,
	2023	2022

Net sales	$196,822,040	$213,411,047
Cost of products sold	177,483,065	188,527,748
As a percent of net sales	90.2%	88.3%
Gross profit	19,338,975	24,883,299
As a percent of net sales	9.8%	11.7%
Selling and administrative expenses	13,456,439	13,035,939
As a percent of net sales	6.8%	6.1%
Operating income from continuing operations	5,882,536	11,847,360

Other income	25,130	71,630
Interest expense, net	(5,427,774)	(2,930,389)
Income before income taxes from continuing operations	479,892	8,988,601
Income tax benefit (expense)	(189,531)	(2,751,850)
Income from continuing operations	$290,361	$6,236,751

Discontinued operations:
Loss before taxes from discontinued operations	-	(4,954,687)
Tax benefit for discontinued operations	-	966,483
Net loss from discontinued operations	-	(3,988,204)

Net income	$290,361	$2,248,547

SigmaTron International, Inc.

October 31, 2023

Net Sales

Net sales decreased $16,589,007, or 7.8%, to $196,822,040 for the six month period ended October 31, 2023, compared to $213,411,047 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current and prior fiscal year, which has negatively affected customer demand in the consumer electronics and certain industrial electronics markets, but has not had the same effect in the medical/life science market. As a result, the Company’s sales decreased for the six month period ended October 31, 2023, in the consumer electronics and industrial electronics markets, partially offset with an increase in net sales in the medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $11,044,683, or 5.9%, to $177,483,065 (90.2% of net sales) for the six month period ended October 31, 2023, compared to $188,527,748 (88.3% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs, primarily due to continued inflationary pressures, for the six month period ended October 31, 2023, than in the same period in the prior fiscal year.

Gross profit margin

Gross profit margin was 9.8% of net sales, for the six month period ended October 31, 2023, compared to 11.7% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the six month period ended October 31, 2023, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $420,500, or 3.2% to $13,456,439 (6.8% of net sales) for the six month period ended October 31, 2023, compared to $13,035,939 (6.1% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting fees, partially offset with a decrease in bonus expense.

Interest expense, net

Interest expense, net, increased to $5,427,774 for the six month period ended October 31, 2023, compared to $2,930,389 for the same period in the prior fiscal year. The increase relates to increased interest rates for the six month period ended October 31, 2023.

Income tax benefit/expense

Income tax expense decreased $2,562,319 to an income tax expense of $189,531 for the six month period ended October 31, 2023, compared to an income tax expense of $2,751,850 for the same period in the prior fiscal year. The effective tax rate increased to 39.49% for the six month period ended October 31, 2023, compared to 30.61% for the same period in the prior fiscal year. The decrease in income tax expense for the six month period ended October 31, 2023 compared to the same period in the previous year is due to decreased taxable earnings in the current year compared to the previous year. The increase in effective tax rate is due to variations in income earned by jurisdiction.

SigmaTron International, Inc.

October 31, 2023

Net income from continuing operations

Net income decreased $5,946,390, to $290,361 for the six month period ended October 31, 2023, compared to $6,236,751 for the same period in the prior fiscal year. The decreased net income primarily relates to lower sales, higher interest expense due to increased interest rates, partially offset by a decrease in bonus expense.

Net loss from discontinued operations

Net loss from discontinued operations was $3,988,204 for the six month period ended October 31, 2022. The net loss from discontinued operations consisted of operational losses from the Pet Tech Segment.

EMS Segment

The following table sets forth the Company’s results of operations for the EMS Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Six Months Ended
	October 31,	October 31,
	2023	2022

Net sales	$196,822,040	$213,411,047
Cost of products sold	177,483,065	188,527,748
As a percent of net sales	90.2%	88.3%
Gross profit	19,338,975	24,883,299
As a percent of net sales	9.8%	11.7%
Selling and administrative expenses	13,456,439	13,035,939
As a percent of net sales	6.8%	6.1%
Operating income	$5,882,536	$11,847,360

Net Sales

Net sales decreased $16,589,007, or 7.8%, to $196,822,040 for the six month period ended October 31, 2023, compared to $213,411,047 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current and prior fiscal year, which has negatively affected customer demand in the consumer electronics and certain industrial electronics markets, but has not had the same effect in the medical/life science market. As a result, the Company’s sales decreased for the six month period ended October 31, 2023, in the consumer electronics and industrial electronics markets, partially offset with an increase in net sales in the medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $11,044,683, or 5.9%, to $177,483,065 (90.2% of net sales) for the six month period ended October 31, 2023, compared to $188,527,748 (88.3% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs, primarily due to continued

SigmaTron International, Inc.

October 31, 2023

inflationary pressures, for the six month period ended October 31, 2023, than in the same period in the prior fiscal year.

Gross profit margin

Gross profit margin was 9.8% of net sales, for the six month period ended October 31, 2023, compared to 11.7% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the six month period ended October 31, 2023, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $420,500, or 3.2% to $13,456,439 (6.8% of net sales) for the six month period ended October 31, 2023, compared to $13,035,939 (6.1% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting fees.

Operating income

Operating income decreased $5,964,824, or 50.3%, to $5,882,536 (3.0% of net sales) for the six month period ended October 31, 2022, compared to $11,847,360 (5.6% of net sales) for the same period in the prior fiscal year. The decrease was primarily due to lower sales and higher labor and other fixed manufacturing costs.

Pet Tech Segment

The Company sold the majority ownership interest in Wagz on April 28, 2023, effective as of April 1, 2023. The Company still owns 19% of Wagz common stock as a passive investment as of October 31, 2023. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the Wagz Loan was uncollectable and the 19% ownership interest was fully reserved, in each case as of April 30, 2023. The activity for fiscal 2023 has been classified as discontinued operations in the Consolidated Statements of Operations.

The following table sets forth the results of operations for the Pet Tech Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Six Months Ended
	October 31,	October 31,
	2023	2022

Net sales	$-	$838,552
Cost of products sold	-	722,803
As a percent of net sales	-	86.2%
Gross profit	-	115,749
As a percent of net sales	-	13.8%
Selling and administrative expenses	-	5,070,436
As a percent of net sales	-	604.7%
Operating loss	$-	$(4,954,687)

SigmaTron International, Inc.

October 31, 2023

Net sales

There were no sales for the six month period ended October 31, 2023 compared to $838,552 for the same period in the prior fiscal year. Sales for the prior period were primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

There were no cost of products sold for the six month period ended October 31, 2023, compared to $722,803 (86.2% of net sales) for the same period in the prior fiscal year.

Gross profit margin

There was no gross profit margin of net sales for the six month period ended October 31, 2023 compared to gross profit margin of 13.8% for the same period in the prior fiscal year.

Selling and administrative expenses

There were no selling and administrative expenses for the six month period ended October 31, 2023, compared to $5,070,436 for the same period in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to have launched in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Operating loss

There was no operating loss for the six month period ended October 31, 2023, compared to $4,954,687 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities from continuing operations was $15,766,616 for the six months ended October 31, 2023, compared to cash flow used in operating activities of $19,915,415 for the same period in the prior fiscal year. Cash flow provided by operating activities from continuing operations was primarily the result of a decrease in inventory in the amount of $19,214,849 and a decrease in accounts receivable in the amount of $5,244,132. Cash flow from operating activities from continuing operations was offset by a decrease in accounts payable in the amount of $4,930,511 and a decrease in deferred revenue in the amount of $4,140,944. The decrease in inventory is the result of improvement in the component marketplace which has allowed the Company to complete assemblies for shipping. The decrease in accounts receivable is a result of lower accounts receivable balances due to lower volumes during the six months ended October 31, 2023, as compared to the same period in the prior year.

Cash flow used in operating activities from continuing operations was $19,915,415 for the six months ended October 31, 2022. Cash flow used in operating activities was primarily the result of an increase in both inventory and accounts receivable in the amount of $11,193,619 and $6,352,982, respectively and a decrease in accounts payable in the amount of $15,946,950. Cash flow from operating activities

SigmaTron International, Inc.

October 31, 2023

was offset by an increase in deferred revenue in the amount of $2,026,825 and a decrease in prepaid expenses and other assets in the amount of $3,569,825.

Investing Activities.

Cash used in investing activities from continuing operations was $405,413 for the six months ended October 31, 2023. During the first six months of fiscal year 2024, the Company purchased $405,413 in machinery and equipment to be used in the ordinary course of business. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Cash used in investing activities from continuing operations was $178,001 for the six months ended October 31, 2022. During the first six months of fiscal year 2023, the Company purchased $178,001 in machinery and equipment used in the ordinary course of business.

Financing Activities.

Cash used in financing activities from continuing operations of $12,930,306 for the six months ended October 31, 2023, was primarily the result of net payments under the line of credit and term loan agreement.

Cash provided by financing activities from continuing operations of $23,443,457 for the six months ended October 31, 2022, was primarily the result of net borrowings under the line of credit and term loan agreement.

Liquidity from Discontinued Operations

During the six months ended October 31, 2022 cash used in discontinued operations from operating activities was $3,922,035, primarily related to Pet Tech Segment operations. During the six months ended October 31, 2022, cash used in investing activities primarily for capital expenditures was $93,996.

Financing Summary.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). Wagz and its property were released from the JPM Credit Agreement, effective April 1, 2023, pursuant to the JPM Waiver (as defined below) effective as of April 1, 2023. The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of

SigmaTron International, Inc.

October 31, 2023

$177,119 and $332,139 were capitalized during the six month period ended October 31, 2023 and during the fiscal year ended April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of October 31, 2023, there was $39,907,771 outstanding and $13,403,925 of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of October 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $659,532 and $572,191, respectively.

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

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment, and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days. Based on this criteria, the total debt balances for the Facility were required to be classified as a current liability on the Consolidated Balance Sheet at April 30, 2023.

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

The Facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i)

SigmaTron International, Inc.

October 31, 2023

real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender).

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent (the “Agent), and other Lenders party thereto (collectively, “TCW Lenders,” together with the Agent, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). Wagz and its property were released from the Term Loan Agreement, effective April 1, 2023, pursuant to the TCW Waiver (as defined below) effective as of April 1, 2023. The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of October 31, 2023, was $39,333,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $163,179 and $1,233,894 were capitalized during the six month period ended October 31, 2023 and fiscal year ended April 30, 2023, respectively. As of October 31, 2023 and April 30, 2023, the unamortized amount offset against outstanding debt was $1,061,945 and $1,036,367, respectively.

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

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s real estate other than SigmaTron’s Del Rio, Texas, warehouses, (ii) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan.

Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from both JPM and TCW. The Notices indicated the occurrence of certain events of default under the JPM Credit Agreement and the Term Loan Agreement (together with the JPM Credit Agreement the “Credit Agreements”). In addition, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements. The Nasdaq delinquency was remedied on May 19, 2023.

SigmaTron International, Inc.

October 31, 2023

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

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver” and together with the JPM Waiver, the “Waivers”) with Wagz and TCW (collectively with JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement. The Company was in compliance with its revised financial covenants under the Credit Agreements as of October 31, 2023.

Pursuant to the Waivers, the Company has agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company, become a guarantor under the Credit Agreements and pledge to the Lender Parties all of the equity of the Company (the “Corporate Restructuring”), (ii) engage a financial advisor to review certain of the Company’s financial reporting to JPM and the Agent and participate in weekly conference calls with the advisor, JPM and the Agent to discuss and provide updates on the Company’s liquidity and operations, (iii) extend the Wagz Loan, (iv) pay to JPM an amendment fee in the amount of $70,000, paid in cash, and (v) pay to the TCW Lenders an amendment fee of $395,000 and a default rate fee of $188,301, both of which were paid in kind by being added to the principal of the TCW Term Loan. The Company engaged a financial advisor in April 2023 and developed cashflow modeling tools. The financial advisor engagement was completed in September 2023.

The Waivers also amended the Credit Agreements to, among other things, (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Loan and net assets of the Company and Wagz, and expenses relating to the Waivers, the Company’s sale of the majority ownership interest in Wagz under the SPA, and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements) as follows:

SigmaTron International, Inc.

October 31, 2023

Fiscal Quarter	Total Debt to EBITDA Ratio* (as amended)	Total Debt to EBITDA Ratio* (prior to amendment)

October 31,2023	4.50:1.0	4.25:1.0
January 31, 2024	4.50:1.0	4.00:1.0
April 30, 2024	4.50:1.0	4.00:1.0
July 31, 2024	4.25:1.0	3.75:1.0
October 31, 2024	4.00:1.0	3.75:1.0

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Term Loan Agreement) is less than or equal to 1.50:1.0.

The Company was in compliance with its revised financial covenants under the Credit Agreements as of October 31, 2023.

In addition, during the PIK Period (defined in the Term Loan Agreement), pursuant to the TCW Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of a third fiscal quarter exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for that fiscal quarter, then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

In exchange for such agreements, the Lender Parties waived all of the existing events of default under the Credit Agreements through March 31, 2023, consented to the sale of Wagz and released Wagz and its property and the Company’s 81% ownership interest in Wagz that was sold to Buyer (as disclosed above) from the lien of the Lender Parties.

In connection with the Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023.

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

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February

SigmaTron International, Inc.

October 31, 2023

7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of October 31, 2023, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at October 31, 2023 and April 30, 2023.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $392,220 and $417,143 at October 31, 2023 and April 30, 2023, respectively.

Notes Payable – Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement, which had a fixed interest rate of 8.00% per annum, matured on May 1, 2023, and the final quarterly installment payment of $9,310 was paid.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through August 2028, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 11.75% per annum.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through September 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the six month period ended October 31, 2023, resulted in net foreign currency transaction losses of $461,859 compared to net foreign currency losses of $797,459 for the same period in the prior year. During the six months of fiscal year 2024, the Company paid approximately $31,040,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

SigmaTron International, Inc.

October 31, 2023

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $14,561,000 as of October 31, 2023.

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

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have continued to be challenging. The Company has certain customers that have lowered their demand, while others remain strong. The Company expects this uncertainty to remain short term as it expects customer requirements to pick up by third quarter for fiscal 2024. The Company has seen modest improvements to the supply chain challenges that it has experienced over the last 18 months. The Company expects these challenges to continue to improve for fiscal 2024, based on what is known at this time.

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of October 31, 2023. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2023.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the six months ended October 31, 2023, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

SigmaTron International, Inc.

October 31, 2023

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors since the filing of the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None beyond what was previously disclosed.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SigmaTron International, Inc.

October 31, 2023

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

October 31, 2023

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 11, 2023

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	December 11, 2023

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)