Form 10-Q
period 2024-01-31
SIGMATRON INTERNATIONAL INC
filed 2024-03-11
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

January 31, 2024

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 6, 2024: 6,094,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	January 31,
	2024	April 30,
	(Unaudited)	2023

Current assets:
Cash and cash equivalents	$3,716,998	$819,129

Accounts receivable, less allowance for credit losses of $43,113
and $100,000 at January 31, 2024 and April 30, 2023, respectively	42,428,744	46,284,818
Inventories, net	135,482,826	165,555,199
Prepaid expenses and other assets	2,274,563	1,678,263
Refundable and prepaid income taxes	1,168,193	779,705
Other receivables	9,410,467	5,349,328

Total current assets	194,481,791	220,466,442

Property, machinery and equipment, net	35,498,047	35,788,357

Intangible assets, net	1,061,997	1,311,030
Deferred income taxes	3,049,434	2,640,902
Right-of-use assets	8,144,794	7,225,423
Other assets	1,305,067	1,195,045

Total other long-term assets	13,561,292	12,372,400

Total assets	$243,541,130	$268,627,199

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$51,596,657	$68,659,716
Customer deposits	12,659,254	6,500,000
Accrued wages	6,552,115	7,917,266
Accrued expenses	3,086,206	2,933,430
Income taxes payable	-	1,041,998
Deferred revenue	3,140,342	8,063,197
Current portion of long-term debt	3,133,988	52,761,520
Current portion of finance lease obligations	2,138,223	1,523,259
Current portion of operating lease obligations	2,879,775	2,908,213

Total current liabilities	85,186,560	152,308,599

Long-term debt, less current portion	79,821,814	40,539,180
Income taxes payable	382,863	267,998
Finance lease obligations, less current portion	3,084,756	2,596,178
Operating lease obligations, less current portion	5,591,307	4,723,867
Other long-term liabilities	106,087	100,350

Total long-term liabilities	88,986,827	48,227,573

Total liabilities	174,173,387	200,536,172

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	January 31,
	2024	April 30,
	(Unaudited)	2023

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,094,288 and 6,091,288 shares issued and
outstanding at January 31, 2024 and April 30, 2023, respectively	60,943	60,634
Capital in excess of par value	42,373,610	41,986,570
Retained earnings	26,933,190	26,043,823

Total stockholders' equity	69,367,743	68,091,027

Total liabilities and stockholders' equity	$243,541,130	$268,627,199

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$95,919,888	$92,736,725	$292,741,928	$306,147,772
Cost of products sold	85,992,928	81,575,820	263,475,993	270,103,569

Gross profit	9,926,960	11,160,905	29,265,935	36,044,203

Selling and administrative expenses	6,683,488	6,358,591	20,139,927	19,394,529

Operating income	3,243,472	4,802,314	9,126,008	16,649,674

Other income	2,094	496,507	27,224	568,137
Interest expense, net	(2,568,824)	(2,406,137)	(7,996,598)	(5,336,526)
Income from continuing operations before income tax expense	676,742	2,892,684	1,156,634	11,881,285

Income tax expense	(77,736)	(196,473)	(267,267)	(2,948,323)

Net income from continuing operations	$599,006	$2,696,211	$889,367	$8,932,962

Discontinued operations:
Loss before tax from discontinued operations	-	(26,027,124)	-	(30,981,811)
Tax benefit from discontinued operations	-	253,249	-	1,219,732
Net loss from discontinued operations	$-	$(25,773,875)	$-	$(29,762,079)

Net income (loss)	$599,006	$(23,077,664)	$889,367	$(20,829,117)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	0.10	0.44	0.15	1.47
Income (loss) from discontinued operations	-	(4.25)	-	(4.91)
Basic earnings (loss) per common share:	$0.10	$(3.81)	$0.15	$(3.44)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	0.10	0.44	0.14	1.47
Income (loss) from discontinued operations	-	(4.25)	-	(4.91)
Diluted earnings (loss) per common share:	$0.10	$(3.81)	$0.14	$(3.44)

Weighted average shares of common stock outstanding
Basic	6,094,288	6,071,288	6,093,270	6,067,161

Weighted average shares of common stock outstanding
Diluted	6,120,317	6,071,288	6,152,073	6,067,161

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended January 31, 2024 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

Recognition of stock-based compensation	-	-	184,817	-	184,817

Net income	-	-	-	262,099	262,099

Balance at July 31, 2023	$-	$60,634	$42,171,387	$26,305,922	$68,537,943

Recognition of stock-based compensation	-	-	64,938	-	64,938

Exercise of stock options	-	30	9,570	-	9,600

Restricted stock awards	-	43	13,175	-	13,218

Net income	-	-	-	28,262	28,262

Balance at October 31, 2023	$-	$60,707	$42,259,070	$26,334,184	$68,653,961

Recognition of stock-based compensation	-	-	75,549	-	75,549

Restricted stock awards	-	236	38,991	-	39,227

Net income	-	-	-	599,006	599,006

Balance at January 31, 2024	$-	$60,943	$42,373,610	$26,933,190	$69,367,743

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Continued

For the nine months ended January 31, 2023 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2022	$-	$60,379	$41,654,410	$46,619,208	$88,333,997

Recognition of stock-based compensation	-	-	94,893	-	94,893

Restricted stock awards	-	55	49,818	-	49,873

Net loss from discontinued operations	-	-	-	(1,744,665)	(1,744,665)

Net income from continuing operations	-	-	-	3,121,340	3,121,340

Balance at July 31, 2022	$-	$60,434	$41,799,121	$47,995,883	$89,855,438

Recognition of stock-based compensation	-	-	76,568	-	76,568

Restricted stock awards	-	36	17,769	-	17,805

Net loss from discontinued operations	-	-	-	(2,243,539)	(2,243,539)

Net income from continuing operations	-	-	-	3,115,411	3,115,411

Balance at October 31, 2022	$-	$60,470	$41,893,458	$48,867,755	$90,821,683

Recognition of stock-based compensation	-	-	85,731	-	85,731

Restricted stock awards	-	101	49,538	-	49,639

Net loss from discontinued operations	-	-	-	(25,773,875)	(25,773,875)

Net income from continuing operations	-	-	-	2,696,211	2,696,211

Balance at January 31, 2023	$-	$60,571	$42,028,727	$25,790,091	$67,879,389

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income from continuing operations	$889,367	$8,932,962
Net loss from discontinued operations	-	(29,762,079)

Adjustments to reconcile net income to net cash provided by
(used in) operating activities from continuing operations:
Depreciation and amortization of property, machinery and equipment	4,485,512	4,328,163
Stock-based compensation	325,304	257,192
Restricted stock expense	52,445	117,317
Provision for credit losses	56,887	-
Deferred income tax expense	(408,532)	(68,920)
Amortization of intangible assets	249,033	255,327
Amortization of financing fees	468,759	262,452
Gain from involuntary conversion on non-monetary assets due to fire	-	469,849
Loss from disposal or sale of machinery and equipment	44,269	15,403
Changes in operating assets and liabilities
Accounts receivable	3,799,187	(250,942)
Inventories	30,072,373	(11,879,569)
Prepaid expenses and other assets	(5,066,931)	2,540,263
Refundable and prepaid income taxes	(388,488)	(306,478)
Income taxes payable	(927,133)	(185,357)
Trade accounts payable	(17,063,059)	(27,574,938)
Customer deposits	6,159,254	500,000
Operating lease liabilities	839,002	(2,155,105)
Accrued expenses and wages	(1,826,539)	(3,517,060)
Deferred revenue	(4,922,855)	609,341
Net cash provided by (used in) operating activities from continuing operations	16,837,855	(27,650,100)

Cash flows from investing activities from continuing operations
Purchases of machinery and equipment	(1,672,441)	(1,521,993)
Proceeds from insurance settlement	-	54,921
Net cash used in investing activities from continuing operations	(1,672,441)	(1,467,072)

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from financing activities from continuing operations
Proceeds from the exercise of common stock options	9,600	-
Proceeds under equipment notes	2,356,575	416,728
Payments under finance lease agreements	(1,463,488)	(1,212,664)
Payments under equipment notes	(862,734)	(822,136)
Payments under building notes payable	(37,656)	(6,030,001)
Borrowings under term loan agreement	-	40,000,000
Payments under term loan agreement	(750,000)	(500,000)
Borrowings under revolving line of credit	297,652,589	356,790,439
Payments under revolving line of credit	(308,663,430)	(353,142,988)
Payments of debt financing costs	(509,001)	(1,532,308)
Net cash (used in) provided by financing activities from continuing operations	(12,267,545)	33,967,070

Cash flows from discontinued operations:
Net cash used in operating activities	-	(6,332,848)
Net cash used in investing activities	-	(98,964)
Net cash used in discontinued operations	-	(6,431,812)

Change in cash and cash equivalents	2,897,869	(1,581,914)
Cash and cash equivalents at beginning of period	819,129	3,054,643

Cash and cash equivalents at end of period	$3,716,998	$1,472,729

Supplementary disclosures of cash flow information
Cash paid for interest	$7,583,009	$4,794,152
Cash paid for income taxes	1,934,697	2,233,996
Purchase of machinery and equipment financed
under finance leases	2,747,984	1,599,456
Right-of-use assets obtained in exchange for operating
lease liabilities	3,123,409	337,913
Financing of insurance policy	619,901	550,698
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2024

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation - Continued

of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. The condensed consolidated balance sheet at April 30, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023.

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

Note C - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2024	2023

Finished products	$19,091,380	$22,093,018
Work-in-process	4,684,349	5,415,917
Raw materials	111,707,097	138,046,264
	$135,482,826	$165,555,199

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2024	2023	2024	2023

Net income from continuing operations	$599,006	$2,696,211	$889,367	$8,932,962
Net loss from discontinued operations	-	(25,773,875)	-	(29,762,079)
Total net income (loss)	$599,006	$(23,077,664)	$889,367	$(20,829,117)

Weighted-average shares
Basic	6,094,288	6,071,288	6,093,270	6,067,161
Effect of dilutive stock options	26,029	-	58,803	-

Diluted	6,120,317	6,071,288	6,152,073	6,067,161

Basic (loss) earnings per common share
Basic earnings per share from continuing operations	0.10	0.44	0.15	1.47
Basic loss per share from discontinued operations	-	(4.25)	-	(4.91)
Basic total earnings (loss) per share	$0.10	$(3.81)	$0.15	$(3.44)

Diluted (loss) earnings per common share
Diluted earnings per share from continuing operations	0.10	0.44	0.14	1.47
Diluted loss per share from discontinued operations	-	(4.25)	-	(4.91)
Diluted total earnings (loss) per share	$0.10	$(3.81)	$0.14	$(3.44)

Options to purchase 596,081 and 508,519 shares of common stock were outstanding and exercisable at January 31, 2024 and 2023, respectively. There were no options granted during the three month period ended January 31, 2024 and January 31, 2023, respectively and there were 177,000 options granted during the nine month period ended January 31, 2024 and no options granted during the nine month period ended January 31, 2023. There was $75,549 and $85,731 stock option expense recognized for the three month periods ended January 31, 2024 and 2023, respectively. There was $325,304 and $257,192 stock option expense recognized for the nine month periods ended January 31, 2024 and 2023, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at January 31, 2024 and 2023 was $411,572 and $763,186, respectively. There were 484,128 anti-dilutive common stock equivalents and 238,348 anti-dilutive common stock equivalents for the three month periods ended January 31, 2024 and 2023, respectively, which have been excluded from the calculation of diluted earnings per share. There were 320,044 anti-dilutive common stock equivalents and 61,809 anti-dilutive common stock equivalents for the nine month periods ended January 31, 2024 and 2023, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and finance lease obligations consisted of the following at January 31, 2024 and April 30, 2023:

	January 31,	April 30,
	2024	2023

Debt:
Notes Payable - Secured lenders	$79,207,159	$90,968,000
Notes Payable - Buildings	379,487	417,143
Notes Payable - Equipment	5,017,956	3,524,115
Unamortized deferred financing costs	(1,648,800)	(1,608,558)
Total debt	82,955,802	93,300,700
Less current maturities*	3,133,988	52,761,520
Long-term debt	$79,821,814	$40,539,180

Finance lease obligations	$5,222,979	$4,119,437
Less current maturities	2,138,223	1,523,259
Total finance lease obligations, less current portion	$3,084,756	$2,596,178

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

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). Wagz and its property were released from the JPM Credit Agreement, effective April 1, 2023, pursuant to the JPM Waiver (as defined below) effective as of April 1, 2023. The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $202,616 and $332,139 were capitalized during the nine month period ended January 31, 2024 and during the fiscal year ended April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of January 31, 2024, there was $40,123,858 outstanding and $13,025,430 of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of January 31, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $639,453 and $572,191, respectively.

SigmaTron International, Inc.

January 31, 2024

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

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, the “TCW Lenders” and together with the Agent, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). Wagz and its property were released from the Term Loan Agreement, effective April 1, 2023, pursuant to the TCW Waiver (as defined below) effective as of April 1, 2023. The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of January 31, 2024, was $39,083,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $183,469 and $1,233,894 were capitalized during the nine month period ended January 31, 2024 and fiscal year ended April 30, 2023, respectively. As of January 31, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $1,009,347 and $1,036,367, respectively.

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

January 31, 2024

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

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver” and together with the JPM Waiver, the “Waivers”) with Wagz and TCW (collectively with JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement. The Company was in compliance with its revised financial covenants under the Credit Agreements as of January 31, 2024.

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

January 31, 2024

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

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Term Loan Agreement) is less than or equal to 1.50:1.0.

The Company was in compliance with its revised financial covenants under the Credit Agreements as of January 31, 2024.

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

January 31, 2024

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

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February 7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,410,000 as of January 31, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at January 31, 2024 and April 30, 2023.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $379,487 and $417,143 at January 31, 2024 and April 30, 2023, respectively.

SigmaTron International, Inc.

January 31, 2024

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

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through January 2029, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 12.00% per annum.

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of January 31, 2024, are as follows:

		Secured lenders	Building	Equipment	Total

For the remaining 3 months of the fiscal year ending April 30:	2024	$176,145	$12,915	$375,004	$564,064
For the fiscal years ending April 30:	2025	1,438,169	53,557	1,588,011	3,079,737
	2026	1,688,169	56,719	1,271,466	3,016,354
	2027	1,688,169	60,068	774,490	2,522,727
	2028	72,567,707	63,614	609,618	73,240,939
	2029	-	132,614	399,367	531,981
		$77,558,359	$379,487	$5,017,956	$82,955,802

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through September 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax

The income tax expense was $77,736 for the three month period ended January 31, 2024 compared to an income tax expense of $196,473 for the same period in the prior fiscal year. The Company’s effective tax rate was 11.49% and 6.79% for the quarters ended January 31, 2024 and 2023, respectively. The decrease in income tax expense for the three month period ended January 31, 2024 compared to the same period in the previous year is due to decreased taxable income in the current quarter compared to the same period in the previous year. The increase in effective tax rate is due to variations in income earned by jurisdiction.

The income tax expense was $267,267 for the nine month period ended January 31, 2024 compared to an income tax expense of $2,948,323 for the same period in the prior fiscal year. The Company’s effective tax rate was 23.10% and 24.81% for the nine month period ended January 31, 2024 and 2023, respectively. The decrease in income tax expense for the nine month period ended January 31, 2024 compared to the same period in the previous year is due to decreased taxable income in the current year compared to the same period in the previous year. The decrease in effective tax rate for the nine month period ended January 31, 2024 is due primarily to variations in income earned by jurisdiction.

SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of the majority ownership interest in Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale, its investment in subsidiary, and certain foreign tax credits. The Company has established a valuation allowance of $7,577,935 on its U.S. capital loss, its investment in subsidiary, and foreign tax credit carryforwards. The Company has also established a valuation allowance of $434,559 on NOLs attributable to its Vietnam subsidiary as of January 31, 2024. Based on historical losses and forecasted future earnings, the Company has determined that the tax benefit from such assets are more likely than not to be realized. The Company’s valuation allowance was $8,012,494 and $7,703,517 as of January 31, 2024 and April 30, 2023, respectively.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $17,531,000 as of January 31, 2024.

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

January 31, 2024

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

Accounts Receivable - Accounts receivable is presented net of allowance for credit losses of $43,113 and $100,000 as of January 31, 2024 and April 30, 2023, respectively. The Company believes that its allowance for credit losses is adequate and represents its best estimate as of January 31, 2024. The Company continues to closely monitor customer liquidity along with industry and economic conditions, which may result in changes to its estimate.

The following table presents the Company’s accounts receivable balance at the end of each period indicated:

	January 31,	April 30,	April 30,
	2024	2023	2022

Accounts receivable	$42,471,857	$46,384,818	$40,911,280
Less allowance for credit losses	(43,113)	(100,000)	(100,000)
	$42,428,744	$46,284,818	$40,811,280

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
Net trade sales by end-market	2024	2023	2024	2023
Industrial Electronics	$71,890,794	$63,852,383	$209,133,106	$204,861,287
Consumer Electronics	19,165,519	23,286,007	63,914,268	83,374,249
Medical / Life Sciences	4,863,575	5,598,335	19,694,554	17,912,236
Total Net Trade Sales	$95,919,888	$92,736,725	$292,741,928	$306,147,772

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

During the three and nine month periods ended January 31, 2024, no material revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at January 31, 2024. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligations with a duration of one year or less. The Company had no material remaining unsatisfied performance obligations as of January 31, 2024, with an expected duration of greater than one year.

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

	Nine Months Ended
	January 31,	January 31,
	2024	2023
Contract liability (deferred revenue) beginning of period	$8,063,197	$11,394,820
Deferred revenue recognized in period	(14,785,967)	(36,384,683)
Revenue deferred in period	9,863,112	36,994,024
Deferred revenue end of period	$3,140,342	$12,004,161

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

income tax assets to an amount more likely than not to be realized. SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of Wagz, SigmaTron expects to file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale and certain foreign tax credits. The Company has established a valuation allowance of $7,577,935 on its U.S. capital loss, its investment in subsidiary, and foreign tax credit carryforwards and a valuation allowance of $434,559 on certain foreign loss carryforwards as of January 31, 2024.

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

SigmaTron International, Inc.

January 31, 2024

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

January 31, 2024

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

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H – Significant Accounting Policies – Continued

New Accounting Standards - Continued:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This ASU requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. ASU 2023-09 also identifies specific categories that would require disclosure, including the following:

•State and local income tax, net of federal income tax effect

•Foreign tax effects

•Effect of cross-border tax laws

•Enactment of new tax laws

•Nontaxable or nondeductible items

•Tax credits

•Changes in valuation allowances

•Changes in unrecognized tax benefits

This ASU also requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

SigmaTron International, Inc.

January 31, 2024

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

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		January 31,	April 30,
	Classification	2024	2023
Operating Leases:
Right-of-use Assets	Right-of-use assets	$8,144,794	$7,225,423
Operating lease current liabilities	Current portion of operating lease obligations	2,879,775	2,908,213
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	5,591,307	4,723,867
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	6,485,031	5,294,097
Finance lease current liabilities	Current portion of finance lease obligations	2,138,223	1,523,259
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	3,084,756	2,596,178

The components of lease expense for the three and nine month periods ended January 31, 2024 and 2023, are as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
	Expense	January 31,	January 31,	January 31,	January 31,
	Classification	2024	2023	2024	2023
Operating Leases:
Operating lease cost	Operating	900,315	644,063	2,698,737	1,896,968
Variable lease cost	Operating	50,224	56,900	162,643	166,531
Short term lease cost	Operating	2,250	2,250	6,750	6,750
Finance Leases:
Amortization of right-of-use assets	Operating	738,325	570,195	2,072,513	1,799,447
Interest expense	Interest	141,787	120,418	396,226	306,251
Total		1,832,901	1,393,826	5,336,869	4,175,947

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The weighted average lease term and discount rates for the quarters ended January 31, 2024 and 2023, are as follows:

	January 31,	January 31,
	2024	2023
Operating Leases:
Weighted average remaining lease term (months)	44.52	38.79
Weighted average discount rate	4.7%	3.3%
Finance Leases:
Weighted average remaining lease term (months)	32.15	33.77
Weighted average discount rate	9.8%	9.8%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 3 months of the fiscal year ending April 30:
2024	$932,020	$626,205
For the fiscal years ending April 30:
2025	3,071,713	2,451,692
2026	2,557,046	1,784,423
2027	971,045	954,478
2028	714,981	174,281
2029	461,436	-
Thereafter	443,414	-
Total undiscounted lease payments	9,151,655	5,991,079
Present value discount, less interest	680,573	768,100
Lease liability	$8,471,082	$5,222,979

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the nine months ended January 31, 2024 and 2023 are as follows:

	Nine Months Ended
	January 31,	January 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	141,787	306,251
Operating cash flows from operating leases	181,263	245,246
Financing cash flows from finance leases	1,644,443	1,212,664
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	2,747,984	1,599,456
Right-of-use assets obtained in exchange for operating lease liabilities	3,123,409	337,913

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

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note K – Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2024 as follows:

	January 31,2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,628,003	1,061,997
Total	$4,690,000	$3,628,003	$1,061,997

Intangible assets subject to amortization are summarized as of April 30, 2023 as follows:

	April 30, 2023
	Gross
	Carrying	Accumulated	Impairment	Write Off	Net Intangible
	Amount	Amortization	Amount	Amount	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,378,970	-	-	1,311,030
Wagz:
Trade name	1,230,000	68,380	813,960	347,660	-
Patents	9,730,000	586,313	8,713,813	429,874	-
Total	$15,650,000	$4,033,663	$9,527,773	$777,534	$1,311,030

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining periods as of January 31, 2024, are as follows:

For the remaining 3 months of the fiscal year ending April 30:	2024	$82,809
For the fiscal years ending April 30:	2025	324,702
	2026	317,728
	2027	310,900
	2028	25,858
		$1,061,997

Amortization expense was $82,809 and $84,628 for the three month periods ended January 31, 2024 and January 31, 2023, respectively. Amortization expense was $249,033 and $255,327 for the nine month periods ended January 31, 2024 and January 31, 2023, respectively.

SigmaTron International, Inc.

January 31, 2024

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

The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. The majority ownership interest of the Pet Tech Segment was sold, effective as of April 1, 2023. The results for the Pet Tech Segment are reported as discontinued operations for the three and nine month periods ended January 31, 2023.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note-A Description of the Business. The CODM allocates resources to and evaluates the performance of each operating segment based on operating income.

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the three month periods ended January 31, 2024 and January 31, 2023.

	Three Months Ended January 31, 2024
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$95,919,888	$-	$95,919,888

Operating income	3,243,472	-	3,243,472

Other income			2,094
Interest expense, net			(2,568,824)
Income before income taxes			$676,742

Depreciation and amortization of property, machinery and equipment	1,484,761	-	1,484,761

Amortization of intangible assets	82,809	-	82,809

Identifiable assets	$243,541,130	$-	$243,541,130

	Three Months Ended January 31, 2023
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (1)(2)	$92,736,725	$483,028	$93,219,753

Operating income (loss)	4,802,314	(26,027,124)	(21,224,810)

Other income			496,507
Interest expense, net			(2,406,137)
Income before income taxes			$(23,134,440)

Depreciation and amortization of property, machinery and equipment	1,402,984	33,070	1,436,054

Amortization of intangible assets	84,629	151,335	235,964

Identifiable assets	$275,834,600	$1,368,577	$277,203,177

(1)The EMS Segment manufactures products sold to the Pet Tech Segment. Related intersegment sales of $210,054 have been eliminated.

(2)The results for the Pet Tech Segment are reported as discontinued operations for the three and nine month periods ended January 31, 2023.

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The tables below present information about the Company’s reportable segments for the nine month periods ended January 31, 2024 and January 31, 2023.
	Nine Months Ended January 31, 2024
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales	$292,741,928	$-	$292,741,928

Operating income	9,126,008	-	9,126,008

Other income			27,224
Interest expense, net			(7,996,598)
Income before income taxes			$1,156,634

Depreciation and amortization of property, machinery and equipment	4,485,512	-	4,485,512

Amortization of intangible assets	249,033	-	249,033

Identifiable assets	$243,541,130	$-	$243,541,130

	Nine Months Ended January 31, 2023
	EMS	Pet Tech
	Segment	Segment	Consolidated

Net sales (3)(4)	$306,147,772	$1,321,580	$307,469,352

Operating income (loss)	16,649,674	(30,981,811)	(14,332,137)

Other income			568,137
Interest expense, net			(5,336,526)
Income before income taxes			$(19,100,526)

Depreciation and amortization of property, machinery and equipment	4,328,163	45,610	4,373,773

Amortization of intangible assets	255,327	451,542	706,869

Identifiable assets	$275,834,600	$1,368,577	$277,203,177

(3)The EMS Segment manufactures products sold to the Pet Tech Segment. Related intersegment sales of $937,667 have been eliminated.

(4)The results for the Pet Tech Segment are reported as discontinued operations for the three and nine month periods ended January 31, 2023.

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note L – Segment and Geographic Area Information – Continued

The following tables set forth net sales from continuing operations and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, machinery and equipment and operating lease assets.

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2024	2023	2024	2023
Net sales:
U.S.	$27,715,223	$27,897,479	$91,570,173	$82,186,234
China	10,405,496	11,847,280	28,440,957	38,819,772
Vietnam	1,302,112	1,873,195	4,759,953	8,228,645
Mexico	56,497,057	51,118,771	167,970,845	176,913,121
Total net sales	$95,919,888	$92,736,725	$292,741,928	$306,147,772

	January 31,	April 30,
	2024	2023
Tangible long-lived assets, net:
U.S.	$18,578,340	$20,371,298
China	3,851,208	4,212,780
Mexico	20,647,384	17,574,899
Other	565,909	854,803
Total tangible long-lived assets, net	$43,642,841	$43,013,780

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SigmaTron International, Inc.

January 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note M – Discontinued Operations – Continued

Pet Tech Segment (Wagz Business)

The following amounts related to the Pet Tech Segment (Wagz Business) have been segregated from the Company’s continuing operations and are reported as discontinued operations:

	Three Months Ended January 31,
	2024	2023
Net Sales	$-	$483,028
Cost of products sold	-	617,596
Gross profit	-	(134,568)

Selling and administrative expenses	-	2,795,785
Impairment of goodwill and other long-lived assets	-	23,096,771

Operating loss	-	(26,027,124)

Loss before income taxes from discontinued operations	-	(26,027,124)

Income tax benefit	-	253,249

Loss from discontinued operations	$-	$(25,773,875)

	Nine Months Ended January 31,
	2024	2023
Net Sales	$-	$1,321,580
Cost of products sold	-	1,340,398
Gross profit	-	(18,818)

Selling and administrative expenses	-	7,866,222
Impairment of goodwill and other long-lived assets	-	23,096,771

Operating loss	-	(30,981,811)

Loss before income taxes from discontinued operations	-	(30,981,811)

Income tax benefit	-	1,219,732

Loss from discontinued operations	$-	$(29,762,079)

SigmaTron International, Inc.

January 31, 2024

first
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron” or collectively with its subsidiaries, foreign enterprises and international procurement office, the “Company”), its wholly-owned subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (19 percent ownership as of January 31, 2024) (“Wagz”) and other Items in this Quarterly Report on Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the risks inherent in any merger, acquisition or business combination, including the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collectability of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain; and its expectation demand challenges resulting from inflation and supply chain uncertainty will improve in the first half of fiscal 2025; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; increasing interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; public health crises, including COVID-19 and variants; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions and the Israel-Hamas conflict; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

January 31, 2024

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

Sales can be an unreliable indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to

SigmaTron International, Inc.

January 31, 2024

consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine month periods ended January 31, 2024 and January 31, 2023.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

The Company reported a pre-tax profit from continuing operations for the three months ended January 31, 2024 of $676,742. Pre-tax profit from continuing operations for the three months ended January 31, 2023 was $2,892,684. The Company recorded revenue of $95,919,888 and $92,736,725 in the three month periods ended January 31, 2024 and January 31, 2023, respectively.

The Company reported a pre-tax profit from continuing operations for the nine months ended January 31, 2024 of $1,156,634. Pre-tax profit from continuing operations for the nine months ended January 31, 2023 was $11,881,285. The Company recorded revenue of $292,741,928 and $306,147,772 in the nine month periods ended January 31, 2024 and January 31, 2023, respectively.

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have continued to be challenging. The Company has certain customers that have lowered their demand, while others remain strong. The Company expects this uncertainty to remain short term as it expects customer requirements to pick up in the first half of fiscal 2025. The Company has seen modest improvements to the supply chain challenges that it has experienced over the last 3 years. The Company expects these challenges to continue to improve for the three months remaining of fiscal 2024, based on what is known at this time.

The Company began its Pet Technology operations after the December 2021 acquisition of Wagz. During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023.

SigmaTron International, Inc.

January 31, 2024

Results of Operations:

Consolidated Results

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	January 31,	January 31,
	2024	2023

Net sales	$95,919,888	$92,736,725
Cost of products sold	85,992,928	81,575,820
As a percent of net sales	89.7%	88.0%
Gross profit	9,926,960	11,160,905
As a percent of net sales	10.3%	12.0%
Selling and administrative expenses	6,683,488	6,358,591
As a percent of net sales	7.0%	6.9%
Impairment of notes receivable and investment	-	-
Impairment of goodwill and other long-lived assets	-	-
Operating income from continuing operations	3,243,472	4,802,314

Other income	2,094	496,507
Interest expense, net	(2,568,824)	(2,406,137)
Income before income taxes from continuing operations	676,742	2,892,684
Income tax benefit (expense)	(77,736)	(196,473)
Income from continuing operations	$599,006	$2,696,211

Discontinued operations:
Loss before taxes from discontinued operations	-	(26,027,124)
Tax benefit for discontinued operations	-	253,249
Net loss from discontinued operations	-	(25,773,875)

Net income (loss)	$599,006	$(23,077,664)

Net Sales

Net sales increased $3,183,163, or 3.4%, to $95,919,888 for the three month period ended January 31, 2024, compared to $92,736,725 for the same period in the prior fiscal year. The Company’s sales increased for the three month period ended January 31, 2024, in the industrial electronics market. The increase in sales was partially offset with a decrease in the consumer electronics and medical/life science markets, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold increased $4,417,108, or 5.4%, to $85,992,928 (89.7% of net sales) for the three month period ended January 31, 2024, compared to $81,575,820 (88.0% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs for the three month period

SigmaTron International, Inc.

January 31, 2024

ended January 31, 2024, than in the same period in the prior fiscal year. These cost increases reflect continuing inflationary pressures.

Gross profit margin

Gross profit margin was 10.3% of net sales, for the three month period ended January 31, 2024, compared to 12.0% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the three month period ended January 31, 2024, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $324,897, or 5.1% to $6,683,488 (7.0% of net sales) for the three month period ended January 31, 2024, compared to $6,358,591 (6.9% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in general insurance expense, partially offset with a decrease in other professional fees and bonus expense.

Interest expense, net

Interest expense, net, increased to $2,568,824 for the three month period ended January 31, 2024, compared to $2,406,137 for the same period in the prior fiscal year. The increase relates to increased interest rates, partially offset with a decrease debt levels during the three month period ended January 31, 2024.

Income tax benefit/expense

Income tax expense decreased $118,737 to an income tax expense of $77,736 for the three month period ended January 31, 2024, compared to an income tax expense of $196,473 for the same period in the prior fiscal year. The effective tax rate increased to 11.49% for the three month period ended January 31, 2024, compared to 6.79% for the same period in the prior fiscal year. The decrease in income tax expense for the three month period ended January 31, 2024 compared to the same period in the previous year is due to decreased taxable income in the current quarter compared to the same period in the previous year. The increase in effective tax rate is due to variations in income earned by jurisdiction.

Net income from continuing operations

Net income decreased $2,097,205, to $599,006 for the three month period ended January 31, 2024, compared to $2,696,211 for the same period in the prior fiscal year. The decreased net income primarily relates to higher labor and other fixed manufacturing costs and higher interest expense due to increased interest rates, partially offset by a decrease in bonus expense.

Net loss from discontinued operations

Net loss from discontinued operations was $25,773,875 for the three month period ended January 31, 2023. The net loss from discontinued operations consisted of operational losses from the Pet Tech Segment.

SigmaTron International, Inc.

January 31, 2024

EMS Segment

The following table sets forth the Company’s results of operations for the EMS Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	January 31,	January 31,
	2024	2023

Net sales	$95,919,888	$92,736,725
Cost of products sold	85,992,928	81,575,820
As a percent of net sales	89.7%	88.0%
Gross profit	9,926,960	11,160,905
As a percent of net sales	10.3%	12.0%
Selling and administrative expenses	6,683,488	6,358,591
As a percent of net sales	7.0%	6.9%
Operating income	$3,243,472	$4,802,314

Net Sales

Net sales increased $3,183,163, or 3.4%, to $95,919,888 for the three month period ended January 31, 2024, compared to $92,736,725 for the same period in the prior fiscal year. The Company’s sales increased for the three month period ended January 31, 2024, in the industrial electronics market. The increase in sales was partially offset with a decrease in the consumer electronics and medical/life science markets, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold increased $4,417,108, or 5.4%, to $85,992,928 (89.7% of net sales) for the three month period ended January 31, 2024, compared to $81,575,820 (88.0% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs, primarily due to continued inflationary pressures, for the three month period ended January 31, 2024, than in the same period in the prior fiscal year.

Gross profit

Gross profit margin was 10.3% of net sales, for the three month period ended January 31, 2024, compared to 12.0% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the three month period ended January 31, 2024, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $324,897, or 5.1% to $6,683,488 (7.0% of net sales) for the three month period ended January 31, 2024, compared to $6,358,591 (6.9% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in general insurance expense, partially offset with a decrease in other professional fees and bonus expense.

SigmaTron International, Inc.

January 31, 2024

Operating income

Operating income decreased $1,558,842, or 32.5%, to $3,243,472 (3.4% of net sales) for the three month period ended January 31, 2024, compared to operating income of $4,802,314 (5.2% of net sales) for the same period in the prior fiscal year. The decrease was primarily due to higher labor and other fixed manufacturing costs.

Pet Tech Segment

The Company sold the majority ownership interest in Wagz on April 28, 2023, effective as of April 1, 2023. The Company still owns 19 % of Wagz common stock as a passive investment as of January 31, 2024. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the Wagz Loan was uncollectable and the 19% ownership interest was fully reserved, in each case as of April 30, 2023. The activity for fiscal 2023 has been classified as discontinued operations in the Consolidated Statements of Operations.

The following table sets forth the results of operations for the Pet Tech Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	January 31,	January 31,
	2024	2023

Net sales	$-	$483,028
Cost of products sold	-	617,596
As a percent of net sales	-	127.9%
Gross profit	-	(134,568)
As a percent of net sales	-	-27.9%
Selling and administrative expenses	-	2,795,785
As a percent of net sales	-	578.8%
Impairment of goodwill and other long-lived assets	-	23,096,771
Operating loss	$-	$(26,027,124)

Net sales

There were no sales for the three month period ended January 31, 2024 compared to $483,028 for the same period in the prior fiscal year. Sales for the prior period were primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

There were no cost of products sold for the three month period ended January 31, 2024, compared to $617,596 (127.9% of net sales) for the same period in the prior fiscal year.

SigmaTron International, Inc.

January 31, 2024

Gross profit margin

There was no gross profit margin of net sales for the three month period ended January 31, 2024 compared to gross profit margin of -27.9% for the same period in the prior fiscal year.

Selling and administrative expenses

There were no selling and administrative expenses for the three month period ended January 31, 2024, compared to $2,795,785 for the same period in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to have launched in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Impairment of goodwill and other long-lived assets

There was no impairment of goodwill and other long-lived assets for the three month period ended January 31, 2024 compared to a non-cash pre-tax goodwill and other long-lived assets impairment charge of $23,096,771 for the same period in the prior fiscal year.

Operating loss

There was no operating loss for the three month period ended January 31, 2024, compared to $26,027,124 for the same period in the prior fiscal year.

SigmaTron International, Inc.

January 31, 2024

Consolidated Results

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Nine Months Ended
	January 31,	January 31,
	2024	2023

Net sales	$292,741,928	$306,147,772
Cost of products sold	263,475,993	270,103,569
As a percent of net sales	90.0%	88.2%
Gross profit	29,265,935	36,044,203
As a percent of net sales	10.0%	11.8%
Selling and administrative expenses	20,139,927	19,394,529
As a percent of net sales	6.9%	6.3%
Operating income from continuing operations	9,126,008	16,649,674

Other income	27,224	568,137
Interest expense, net	(7,996,598)	(5,336,526)
Income before income taxes from continuing operations	1,156,634	11,881,285
Income tax benefit (expense)	(267,267)	(2,948,323)
Income from continuing operations	$889,367	$8,932,962

Discontinued operations:
Loss before taxes from discontinued operations	-	(30,981,811)
Tax benefit for discontinued operations	-	1,219,732
Net loss from discontinued operations	-	(29,762,079)

Net income	$889,367	$(20,829,117)

Net Sales

Net sales decreased $13,405,844, or 4.4%, to $292,741,928 for the nine month period ended January 31, 2024, compared to $306,147,772 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current and prior fiscal year, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales decreased for the nine month period ended January 31, 2024, in the consumer electronics market and was partially offset with an increase in net sales in the industrial electronics markets and medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $6,627,576, or 2.5%, to $263,475,993 (90.0% of net sales) for the nine month period ended January 31, 2024, compared to $270,103,569 (88.2% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs for the nine month period ended January 31, 2024, than in the same period in the prior fiscal year. These cost increases reflect continuing inflationary pressures.

SigmaTron International, Inc.

January 31, 2024

Gross profit margin

Gross profit margin was 10.0% of net sales, for the nine month period ended January 31, 2024, compared to 11.8% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the nine month period ended January 31, 2024, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $745,398, or 3.8% to $20,139,927 (6.9% of net sales) for the nine month period ended January 31, 2024, compared to $19,394,529 (6.3% of net sales) for the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting fees, partially offset with a decrease in bonus expense.

Interest expense, net

Interest expense, net, increased to $7,996,598 for the nine month period ended January 31, 2024, compared to $5,336,526 for the same period in the prior fiscal year. The increase relates to increased interest rates for the nine month period ended January 31, 2024.

Income tax benefit/expense

Income tax expense decreased $2,681,056 to an income tax expense of $267,267 for the nine month period ended January 31, 2024, compared to an income tax expense of $2,948,323 for the same period in the prior fiscal year. The effective tax rate decreased to 23.10% for the nine month period ended January 31, 2024, compared to 24.81% for the same period in the prior fiscal year. The decrease in income tax expense for the nine month period ended January 31, 2024 compared to the same period in the previous year is due to decreased taxable income in the current year compared to the same period in the previous year. The decrease in effective tax rate is due to variations in income earned by jurisdiction.

Net income from continuing operations

Net income decreased $8,043,595, to $889,367 for the nine month period ended January 31, 2024, compared to $8,932,962 for the same period in the prior fiscal year. The decreased net income primarily relates to lower sales, higher interest expense due to increased interest rates, partially offset by a decrease in bonus expense.

Net loss from discontinued operations

Net loss from discontinued operations was $29,762,079 for the nine month period ended January 31, 2023. The net loss from discontinued operations consisted of operational losses from the Pet Tech Segment.

SigmaTron International, Inc.

January 31, 2024

EMS Segment

The following table sets forth the Company’s results of operations for the EMS Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Nine Months Ended
	January 31,	January 31,
	2024	2023

Net sales	$292,741,928	$306,147,772
Cost of products sold	263,475,993	270,103,569
As a percent of net sales	90.0%	88.2%
Gross profit	29,265,935	36,044,203
As a percent of net sales	10.0%	11.8%
Selling and administrative expenses	20,139,927	19,394,529
As a percent of net sales	6.9%	6.3%
Operating income	$9,126,008	$16,649,674

Net Sales

Net sales decreased $13,405,844, or 4.4%, to $292,741,928 for the nine month period ended January 31, 2024, compared to $306,147,772 for the same period in the prior fiscal year. The Federal Reserve has raised interest rates several times during the current and prior fiscal year, which has negatively affected customer demand in the consumer electronics markets, but has not had the same effect in the industrial electronics and medical/life science markets. As a result, the Company’s sales decreased for the nine month period ended January 31, 2024, in the consumer electronics market and was partially offset with an increase in net sales in the industrial electronics markets and medical/life science market, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $6,627,576, or 2.5%, to $263,475,993 (90.0% of net sales) for the nine month period ended January 31, 2024, compared to $270,103,569 (88.2% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs, primarily due to continued inflationary pressures, for the nine month period ended January 31, 2024, than in the same period in the prior fiscal year.

Gross profit margin

Gross profit margin was 10.0% of net sales, for the nine month period ended January 31, 2024, compared to 11.8% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs during the nine month period ended January 31, 2024, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses increased $745,398, or 3.8% to $20,139,927 (6.9% of net sales) for the nine month period ended January 31, 2024, compared to $19,394,529 (6.3% of net sales) for

SigmaTron International, Inc.

January 31, 2024

the same period in the prior fiscal year. The increase in selling and administrative expenses is primarily due to an increase in accounting fees, partially offset with a decrease in bonus expense.

Operating income

Operating income decreased $7,523,666, or 45.2%, to $9,126,008 (3.1% of net sales) for the nine month period ended January 31, 2024, compared to $16,649,674 (5.4% of net sales) for the same period in the prior fiscal year. The decrease was primarily due to lower sales and higher labor and other fixed manufacturing costs.

Pet Tech Segment

The Company sold the majority ownership interest in Wagz on April 28, 2023, effective as of April 1, 2023. The Company still owns 19% of Wagz common stock as a passive investment as of January 31, 2024. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the Wagz Loan was uncollectable and the 19% ownership interest was fully reserved, in each case as of April 30, 2023. The activity for fiscal 2023 has been classified as discontinued operations in the Consolidated Statements of Operations.

The following table sets forth the results of operations for the Pet Tech Segment, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Nine Months Ended
	January 31,	January 31,
	2024	2023

Net sales	$-	$1,321,580
Cost of products sold	-	1,340,398
As a percent of net sales	-	101.4%
Gross profit	-	(18,818)
As a percent of net sales	-	-1.4%
Selling and administrative expenses	-	7,866,222
As a percent of net sales	-	595.2%
Impairment of goodwill and other long-lived assets	-	23,096,771
Operating loss	$-	$(30,981,811)

Net sales

There were no sales for the nine month period ended January 31, 2024 compared to $1,321,580 for the same period in the prior fiscal year. Sales for the prior period were primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

There were no cost of products sold for the nine month period ended January 31, 2024, compared to $1,340,398 (101.4% of net sales) for the same period in the prior fiscal year.

SigmaTron International, Inc.

January 31, 2024

Gross profit margin

There was no gross profit margin of net sales for the nine month period ended January 31, 2024 compared to gross profit margin of -1.4% for the same period in the prior fiscal year.

Selling and administrative expenses

There were no selling and administrative expenses for the six month period ended January 31, 2024, compared to $7,866,222 for the same period in the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to have launched in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

Impairment of goodwill and other long-lived assets

There was no impairment of goodwill and other long-lived assets for the nine month period ended January 31, 2024 compared to a non-cash pre-tax goodwill and other long-lived assets impairment charge of $23,096,771 for the same period in the prior fiscal year.

Operating loss

There was no operating loss for the nine month period ended January 31, 2024, compared to $30,981,811 for the same period in the prior fiscal year.

Liquidity and Capital Resources:

Operating Activities.

Cash flow provided by operating activities from continuing operations was $16,837,855 for the nine months ended January 31, 2024, compared to cash flow used in operating activities of $4,553,329 for the same period in the prior fiscal year. Cash flow provided by operating activities from continuing operations was primarily the result of a decrease in inventory in the amount of $30,072,373, an increase in customer deposits in the amount of $6,159,254 and a decrease in accounts receivable in the amount of $3,799,187. Cash flow from operating activities from continuing operations was offset by a decrease in accounts payable in the amount of $17,063,059, an increase in prepaid expenses and other assets in the amount of $5,066,931 and a decrease in deferred revenue in the amount of $4,922,855. The decrease in inventory is the result of improvement in the component marketplace which has allowed the Company to complete assemblies for shipping. The decrease in accounts payable is a result of lower accounts payable balances due to lower volumes and the timing of payments during the nine months ended January 31, 2024, as compared to the same period in the prior year.

Cash flow used in operating activities from continuing operations was $27,650,100 for the nine months ended January 31, 2023. Cash flow used in operating activities was primarily the result of an increase in inventory in the amount of $11,879,569 and a decrease in accounts payable in the amount of $27,574,938. Cash flow from operating activities was offset by net income of $8,932,962 and a decrease in prepaid expenses and other assets in the amount of $2,540,263.

SigmaTron International, Inc.

January 31, 2024

Investing Activities.

Cash used in investing activities from continuing operations was $1,672,441 for the nine months ended January 31, 2024. During the first nine months of fiscal year 2024, the Company purchased $1,672,441 in machinery and equipment to be used in the ordinary course of business. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Cash used in investing activities from continuing operations was $1,467,072 for the nine months ended January 31, 2023. During the first nine months of fiscal year 2023, the Company purchased $1,521,993 in machinery and equipment used in the ordinary course of business.

Financing Activities.

Cash used in financing activities from continuing operations of $12,267,545 for the nine months ended January 31, 2024, was primarily the result of net payments under the line of credit and term loan agreement.

Cash provided by financing activities from continuing operations of $33,967,070 for the nine months ended January 31, 2023, was primarily the result of net borrowings under the line of credit and term loan agreement.

Liquidity from Discontinued Operations

During the nine months ended January 31, 2023, cash used in discontinued operations from operating activities was $6,332,848, primarily related to Pet Tech Segment operations. During the nine months ended January 31, 2023, cash used in investing activities primarily for capital expenditures was $98,964.

Financing Summary.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement by entering into an Amended and Restated Credit Agreement (as so amended and restated, the “JPM Credit Agreement”). Wagz and its property were released from the JPM Credit Agreement, effective April 1, 2023, pursuant to the JPM Waiver (as defined below) effective as of April 1, 2023. The Facility, as amended, allows the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $202,616 and $332,139 were capitalized during the nine month period ended January 31, 2024 and during the fiscal year ended April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of January 31, 2024, there was $40,123,858 outstanding and $13,025,430

SigmaTron International, Inc.

January 31, 2024

of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of January 31, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $639,453 and $572,191, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (“FCCR”) financial covenant of 1.10x is applicable only during an FCCR trigger period which occurs when (a) commencing on the Effective Date (as defined in the JPM Credit Agreement) and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose a FCCR trigger period upon notice to the Company or (ii) availability falls below the greater of (y) 10% of the Revolving Commitment and (z) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM Waiver (as discussed below under “Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

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

SigmaTron International, Inc.

January 31, 2024

On July 18, 2022, SigmaTron, Wagz and TCW Asset Management Company LLC, as administrative agent (the “Agent”), and other Lenders party thereto (collectively, the “TCW Lenders” and together with the Agent, “TCW”) entered into a Credit Agreement (the “Term Loan Agreement”) pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). Wagz and its property were released from the Term Loan Agreement, effective April 1, 2023, pursuant to the TCW Waiver (as defined below) effective as of April 1, 2023. The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of January 31, 2024, was $39,083,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $183,469 and $1,233,894 were capitalized during the nine month period ended January 31, 2024 and fiscal year ended April 30, 2023, respectively. As of January 31, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $1,009,347 and $1,036,367, respectively.

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

SigmaTron International, Inc.

January 31, 2024

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

On April 28, 2023, the Company entered into (i) a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM Waiver”) with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) a Waiver, Consent and Amendment No. 1 to the Credit Agreement (“TCW Waiver” and together with the JPM Waiver, the “Waivers”) with Wagz and TCW (collectively with JPM, the “Lender Parties”), which waived certain events of default under and amended certain terms of the Term Loan Agreement. The Company was in compliance with its revised financial covenants under the Credit Agreements as of January 31, 2024.

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

January 31, 2024

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

* Assumes the Term Loan Borrowing Base Coverage Ratio (as defined in the Term Loan Agreement) is less than or equal to 1.50:1.0.

The Company was in compliance with its revised financial covenants under the Credit Agreements as of January 31, 2024.

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

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and is scheduled to expire on February

SigmaTron International, Inc.

January 31, 2024

7, 2024. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,410,000 as of January 31, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.35% per annum. There was no outstanding balance under the facility at January 31, 2024 and April 30, 2023.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $379,487 and $417,143 at January 31, 2024 and April 30, 2023, respectively.

Notes Payable – Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement, which had a fixed interest rate of 8.00% per annum, matured on May 1, 2023, and the final quarterly installment payment of $9,310 was paid.

The Company routinely enters into secured note agreements with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through January 2029, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 12.00% per annum.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through September 1, 2027, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.09% to 12.73% per annum.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its wholly-owned Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the nine month period ended January 31, 2024, resulted in net foreign currency transaction losses of $512,885 compared to net foreign currency losses of $602,313 for the same period in the prior year. During the nine months of fiscal year 2024, the Company paid approximately $47,560,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

SigmaTron International, Inc.

January 31, 2024

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $17,531,000 as of January 31, 2024.

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

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have continued to be challenging. The Company has certain customers that have lowered their demand, while others remain strong. The Company expects this uncertainty to remain short term as it expects customer requirements to pick up in the first half of fiscal 2025. The Company has seen modest improvements to the supply chain challenges that it has experienced over the last 3 years. The Company expects these challenges to continue to improve for fiscal 2024, based on what is known at this time.

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

Item 4.Controls and Procedures.

Disclosure Controls:

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 13a-15(e) and 15(d)-15(e) thereunder) as of January 31, 2024. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2024.

Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the nine months ended January 31, 2024, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

SigmaTron International, Inc.

January 31, 2024

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time the Company is involved in legal proceedings, claims, or investigations that are incidental to the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information the Company does not expect these legal proceedings or claims will have any material adverse impact on its future consolidated financial position, results of operations or cash flows.

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

January 31, 2024

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

January 31, 2024

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 11, 2024

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	March 11, 2024

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)