Form 10-K
period 2024-04-30
SIGMATRON INTERNATIONAL INC
filed 2024-09-03
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2024.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $15,916,135 based on the closing sale price of $2.97 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of August 27, 2024 was 6,119,288.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

CAUTIONARY NOTE:

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., and its international procurement office, SigmaTron International Inc. Taiwan Branch (collectively, the “Company”) and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain and the Company’s customers; demand challenges resulting from inflation and supply chain uncertainty; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; relatively high interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; public health crises, such as pandemics; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions and the Israel-Hamas conflict; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout this Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

Overview

SigmaTron is a Delaware corporation, which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994, as part of going public.

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

Except as otherwise noted, the description of the Company’ business below reflects its continuing operations. Refer to Note P - Discontinued Operations, to the consolidated financial statements for fiscal 2023 activity associated with discontinued operations.

The Company operates as an independent provider of electronic manufacturing services (“EMS”) and provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. This includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The products assembled by the Company are then incorporated into finished products sold in various industries, particularly industrial electronics, consumer electronics and medical/life sciences. In some instances, the Company manufactures and assembles the completed finished product for its customers.

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

Prior to April 1, 2023, the Company operated in two reportable segments as an independent provider of EMS services and as a provider of products to the pet technology (“Pet Tech”) market. The majority of the Pet Tech Segment was sold, effective as of April 1, 2023, and following such date, the Company operates in one reportable segment, the EMS segment. The Pet Tech segment offered electronic products such as the Freedom Smart Dog Collar ™, a wireless, geo-mapped fence, and wellness system, and apparel and accessories. See “Recent Developments” below for additional information.

Except as otherwise noted, the description of the Company’ business below reflects its continuing operations. Refer to Note P - Discontinued Operations, to the consolidated financial statements for fiscal 2023 activity associated with discontinued operations.

The Company’s headquarters is in Elk Grove Village, Illinois, U.S. which also operates as a manufacturing facility. In addition, the Company has manufacturing facilities in Union City, California, U.S.; Acuna, Coahuila, Mexico; Chihuahua, Chihuahua, Mexico; and Tijuana, Baja California, Mexico; Suzhou, Jiangsu Province, China; and Bien Hoa City, Dong Nai Province, Vietnam. In addition, the Company maintains an International Procurement Office and Compliance and Sustainability Center (“IPO”) in Taipei, Taiwan. The Company also provides design services in its Elk Grove Village location and warehousing services in Del Rio, Texas, U.S.; El Paso, Texas, U.S.; its Elk Grove Village location; and San Diego, California, U.S. The Company has an information technology office in Taichung, Taiwan.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

For the fiscal year ended April, 30 2024, the Company reported a pre-tax loss of approximately $2,800,000 from continuing operations. The Company reported sales of approximately $373,900,000. The fiscal year end revenue results decreased 10% compared to the prior fiscal year. The lower sales related to both decreased customer demand for certain customers and price decreases passed on to customers for certain raw materials due to the improvement in supply chain shortages.

The Company’s backlog remains reasonably strong across the vast majority of markets and customers the Company serves. The continued supply chain shortages have improved significantly during fiscal 2024, but certain components continue to be challenging to receive on a timely basis and could impact the Company’s ability to ship the backlog as scheduled.  This is a problem faced by almost every customer and competitor in the EMS industry over the past two fiscal years, but has improved in the current fiscal year and the Company anticipates the situation to continue improving through fiscal 2025.

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

Warehousing and Distribution: The Company provides both in-house and third-party warehousing, including in-bond warehouses, shipping, and customs brokerage for certain border crossings as part of its service offering. This includes international shipping, drop shipments to the end customer as well as support of inventory optimization activities such as kanban and consignment.

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

In addition, the Company provided products, design and manufacturing services to the pet technology market through its former subsidiary, Wagz. Wagz offered electronic products such as the Freedom Smart Dog Collar™, a wireless, geo-mapped fence, and wellness system, and apparel and accessories. It also sold its products online. The Company sold a majority of its interest in Wagz on April 28, 2023, effective as of April 1, 2023. The Company still owns a 19% interest in Wagz as a passive investment as of April 30, 2024. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved as of April 30, 2023.

The Company sold its Elgin, Illinois property in February 2024, and moved all operations from Elgin to Elk Grove Village, Illinois.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences industries. As of April 30, 2024, the Company had approximately 130 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets the Company serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2024%	Fiscal 2023%
Industrial Electronics	Clean energy, off road equipment, controls, smart grid connectivity, gaming equipment, IOT connectivity, etc.	70.4	67.0
Consumer Electronics	Appliances, automotive electronics, carbon monoxide detectors, etc.	22.9	26.6
Medical/Life Sciences	Rehabilitation tables, battery packs, dental equipment, sterilizers, dialysis, etc.	6.7	6.4
Total		100%	100%

For the fiscal year ended April 30, 2024, the Company’s largest customer accounted for 13.1% of the Company’s net sales. For the fiscal year ended April 30, 2023, the Company’s largest customer accounted for 13.4% of the Company’s net sales.

The majority of sales are made to U.S. based customers and denominated in USD. The following geographic data includes net sales based on the country location of the Company’s operation providing the electronic manufacturing service for the year ended April 30, 2024 and 2023:

Location	Net Sales Fiscal 2024	Net Sales Fiscal 2023
United States	$111,520,788	$117,389,877
Mexico	217,897,991	236,938,519
China	38,363,805	48,584,165
Vietnam	6,101,237	11,523,284
Total	$373,883,821	$414,435,845

As of April 30, 2024, approximately 43% of the total assets of the Company are located in foreign jurisdictions outside the United States, 31% and 10% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2023, approximately 37% of the total assets were located in foreign jurisdictions, 25% and 10% were located in China and Mexico, respectively, and 2% in other foreign locations.

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

Mexico, China, Vietnam and Taiwan Operations

The Company’s subsidiary, Standard Components de Mexico, S.A, a Mexican entity, is located in Acuna, Coahuila, Mexico, a border town across the Rio Grande River from Del Rio, Texas, U.S. and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operations in 1968 and had 785 employees at April 30, 2024. The Company’s subsidiary, AbleMex S.A. de C.V., a Mexican entity, is located in Tijuana, Baja California, Mexico, a border town south of San Diego, California, U.S. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 390 employees at April 30, 2024. The Company’s subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican entity, operates in Chihuahua, Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas, U.S. Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997. The operation had 445 employees at April 30, 2024. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. In fiscal year 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing. The total square footage of the facility is 216,950 and the operation had 316 employees as of April 30, 2024. Both Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd. operate at this site.

The Company’s subsidiary, Spitfire Controls (Cayman) Co. Ltd., owns all of the equity of the subsidiary, Spitfire Controls (Vietnam) Co. Ltd., and does not conduct any other operations. Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Bien Hoa City. Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 291 employees as of April 30, 2024.

The Company maintains an international procurement office (“IPO”) in Taipei, Taiwan which was incorporated in 1991. The total square footage of the office is 4,685 square feet. The Company has an information technology office in Taichung, Taiwan. The total square footage of the office is 1,650 square feet. The Company had 37 employees located in the Taiwan offices as of April 30, 2024.

The Company provides funds for manufacturing services such as salaries, wages, inventory purchases for certain locations, overhead and capital expenditure items as necessary to operate its Mexican, Vietnamese and Chinese subsidiaries and foreign enterprises and the IPO in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30,

2024, resulted in net foreign currency transaction losses of $796,315 compared to net foreign currency losses of $892,642 in the prior fiscal year. In fiscal year 2024, the Company paid approximately $60,320,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The consolidated financial statements as of April 30, 2024, include the accounts and transactions of SigmaTron, its subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., its IPO, SigmaTron International, Inc. Taiwan Branch, and Wagz, Inc. The Company still owns a 19% interest in Wagz as a passive investment as of April 30, 2024. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved as of April 30, 2023. The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements.

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

Backlog

The Company relies on binding forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. The Company’s backlog of firm orders as of April 30, 2024, and April 30, 2023, was approximately $289,900,000 and $387,350,000, respectively. The Company believes a significant portion of the backlog at April 30, 2024, will ship in fiscal year 2025. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. The Company believes the decrease in backlog is largely the result of customers shortening the forecasting period as market conditions and lead times for components have improved.

Human Capital Resources

The Company employed approximately 2,750 full-time employees of which approximately 490 were located in the U.S. as of April 30, 2024. There were approximately 240 engaged in engineering or engineering-related services, 2,090 in manufacturing and 420 in administrative functions, including supply chain, accounting, management and sales and marketing.

The Company makes a considerable effort to maintain a qualified and engaged work force. The Company makes a concerted effort to engage its employees and provide opportunities for growth and the Company believes that its employee relations are good. The Company considers the health and safety of its employees a key priority. The Company is committed to removing conditions that may cause personal injury or occupational illness.

SigmaTron has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2024. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2026. The Company’s subsidiary located in Tijuana, Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date. The Company’s subsidiary located in Bien Hoa City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires on April 30, 2025.

Since the time the Company commenced operations, it has not experienced any union-related work stoppages.

Available Information

The Company’s website address is www.sigmatronintl.com. The Company announces material information, including press releases and financial information regarding the Company, through a variety of means, including the Company’s website, the Investors subpage of its website (www.sigmatronintl.com/investors/), press releases, filings with the Securities and Exchange Commission (the “SEC”) and social media, in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “Investors” on the Company’s website home page. The Company also uses these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. In addition, the Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on its website when such reports are simultaneously available on the SEC’s website at http://www.sec.gov. The Company encourages investors, the media and others interested in the Company to review the information it posts on these various channels, as such information could be deemed to be material information.

The contents of the websites referred to above, including the Company’s social media accounts, are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Information about our Executive Officers

Name	Age	Position

Gary R. Fairhead	72

Chief Executive Officer and Chairman of the Board of Directors. Gary R. Fairhead has been the Chief Executive Officer of the Company and a director since November 1993 and Chairman of the Board of Directors of the Company since August 2011. He was also President from November 1993 until October 2021 and then from August 2022 until January 2023. Gary R. Fairhead is the brother of Gregory A. Fairhead.

John P. Sheehan	63	President since January 2023. Vice President, Director of Supply Chain, and Assistant Secretary from February 1994 until January 2023.

James J. Reiman	61

Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since November 2021. Corporate Controller at Chroma Color Corporation from August 2019 to October 2021. Corporate Controller at Methode Electronics, Inc. from April 2007 to December 2018.

Gregory A. Fairhead	68

Executive Vice President and Assistant Secretary. Gregory A. Fairhead has been the Executive Vice President since February 2000 and Assistant Secretary since 1994. Mr. Fairhead was Vice President - Acuna Operations for the Company from November 1993 to February 2000. Gregory A. Fairhead is the brother of Gary R. Fairhead.

Rajesh B. Upadhyaya	69	Executive Vice President, West Coast Operations since 2005. Mr. Upadhyaya was the Vice President of the Fremont Operations from 2001 until 2005.

Hom-Ming Chang	64	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007.

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

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. In particular, inflation, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises (such as the COVID-19 pandemic), and geopolitical conflicts (including involving Russia, Belarus, or Ukraine, which supply raw materials, such as neon, palladium and nickel, to the semiconductor industry) could adversely impact the price or availability of raw materials. Prices for raw materials necessary for production have fluctuated significantly in the past and the Company is currently experiencing upward pricing pressure on raw materials. Historically, it has been difficult to pass increased prices for components and raw materials through to our customers in the form of price increases. The Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Significant price increases for components and raw materials could adversely affect the Company’s results of operations and operating margins. Consequently, its results of operations and financial condition may be adversely affected.

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

The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers. Orders from the Company’s customers could be cancelled or delivery schedules could be deferred or accelerated as a result of changes in our customers’ demand, which can put added stress on resources. Sudden decreases in production can lead to excess inventory on hand which may or may not be reimbursed by our customers even when under contract. These and other factors could harm our ability to achieve anticipated levels of profitability and thereby adversely affecting the Company’s results of operations in any given period.

The Company’s inventory levels have been adversely impacted by the global supply chain crisis, with an unprecedented impact on working capital requirements.

The impact of component shortages on sales of finished goods and the resulting increase in inventory levels in prior fiscal years had been unprecedented although inventory levels have decreased significantly during fiscal year 2024. The supply chain uncertainty has significantly lessened during the fiscal year, however there are still certain components that are difficult to obtain on a timely basis. The continued impact of increased inventory levels on working capital requirements materially increases our operating costs and if it continues unabated, could materially and adversely affect our business and results of operations.

If our manufacturing processes and services do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

We provide a broad range of electronic and electromechanical manufacturing related outsourcing solutions and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, the products we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them are subject to certain foreign government, U.S. federal, state and local regulatory requirements relating to, among others, environmental, waste management, consumer, labor and health and safety matters. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. If our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

We have, and may in the future, encounter complications with acquisitions, which could potentially harm our business.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The integration of acquired businesses may be further complicated by difficulties managing operations in geographically dispersed locations. The integration of acquired businesses may not be successful and could result in disruption by diverting management’s attention from the core business. Also, the acquired business’s products or services may not be accepted by the market. In addition, the integration of acquired businesses may require that we incur significant restructuring charges or other increases in our expenses and working capital requirements, which reduce our return on invested capital. Acquisitions may involve numerous other risks and challenges including but not limited to; potential loss of key employees and customers of the acquired companies; the potential for deficiencies in internal controls at acquired companies; lack of experience operating in the geographic market or industry sector of the acquired business; constraints on available liquidity, and exposure to unanticipated liabilities of acquired companies. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results.

We are subject to increased regulatory compliance costs associated with climate change and to the potential impacts of severe weather events.

The increasing worldwide attention on climate change has led to evolving stakeholder and societal expectations on companies. In the U.S., changes in climate disclosure requirements and environmental regulations could subject the Company to additional restrictions, costs, or obligations, both directly as we face new environmental and reporting requirements, and indirectly as increased costs are realized in our supply chain.

The Company’s manufacturing facilities and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, the use of certain hazardous materials in the production of select products, and the remediation of contamination associated with releases of hazardous substances. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures, some of which could be material.

Environmental regulations or changes in the supply, demand, or available sources of energy, water, or other resources may affect the availability or cost of goods and services, including raw goods and natural resources necessary to run our business. Increases in the cost of energy in particular could reduce our profitability. Given the political significance and uncertainty around these issues, we cannot predict how climate change, and the legal and regulatory initiatives related to climate change, will affect our operations and financial condition.

Market Risks

Adverse market conditions could reduce our future sales and earnings per share.

Uncertainty over the erosion of global consumer confidence amidst concerns about volatile energy costs, geopolitical issues, the availability and cost of credit, declining asset values, inflation, unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth. The economic recovery of recent years is fragile. The Company’s sales and gross margins depend significantly on market demand for its customers’ products. The uncertainty in the U.S. and international economic and political environments could result in a decline in demand for our customers’ products in any industry and the duration of the decline is unpredictable. Further, any adverse changes in tax rates and laws or trade policies affecting our customers could result in decreasing gross margins. Any of these potential negative economic conditions may reduce demand for the Company’s customers’ products and adversely affect the Company’s sales. Consequently, the Company’s past operating results, earnings and cash flows may not be indicative of the Company’s future operating results, earnings and cash flows. Even a short-term decline in sales could create financial pressures on the Company’s performance and exacerbate other risk factors discussed in this Annual Report on Form 10-K.

Persistent inflation could have a material adverse impact on our business, operating results and financial condition.

Inflation has risen globally and has remained persistently at levels not experienced in years. Inflation directly and indirectly increases the costs of operating expenses such as fuel, energy, transportation, materials, and labor. We may not be able to increase our product prices enough to offset these increased costs, and any increase in our product prices may reduce our future customer orders and profitability. Inflation further erodes consumer confidence, and may negatively impact the market for our customers’ products. Persistent inflation could exacerbate other risk factors discussed in this Annual Report on Form 10-K.

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

On occasion, we provide services to customers and rely upon suppliers that have in the past and may in the future experience financial difficulty. If any of the Company’s customers have financial difficulties, the Company could encounter delays or defaults in the payment of amounts owed for accounts receivable and inventory obligations. Additionally, if our suppliers experience financial difficulties, we could have difficulty sourcing raw material in the amounts and at the times necessary for production requirements. These risks may be heightened by the effects of recent economic volatility. Any financially troubled customer or supplier could have a significant adverse impact on the Company’s results of operations and financial condition.

The Company’s customer base is concentrated.

Sales to the Company’s five largest customers accounted for 49.2% and 47.4% of net sales for the fiscal years ended April 30, 2024, and April 30, 2023, respectively. For the fiscal year ended April 30, 2024, the Company’s largest customer accounted for 13.1% of the Company’s net sales and 4.6% of accounts receivable. For the fiscal year ended April 30, 2023, the Company’s largest customer accounted for 13.4% of the Company’s net sales and 6.8% of accounts receivable. Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material adverse impact on the results of operations. There can be no assurance that the Company will retain any or all of its largest customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

-burdens of complying with a wide variety of foreign laws and labor practices

-unexpected changes in regulatory requirements and laws

-potentially adverse tax consequences, including changes in tax rates and the manner in which multinational companies are taxed in the United States and other countries

-foreign labor practices, including difficulties in staffing, turnover and managing onshore and offshore operations

-export duties and import controls

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

Approximately 43% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2024; 31% and 10% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2023, approximately 37% of the total assets were located in foreign jurisdictions; 25% and 10% were located in China and Mexico, respectively and 2% in other foreign locations.

There is a risk of fluctuation of various currencies integral to the Company’s operations.

The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. Dollar. Such fluctuations could have a material impact on the Company’s results of operations and performance. During the past two fiscal years, the U.S. Dollar has weakened against the Mexican Peso and Chinese Renminbi, resulting in net currency translation losses of $796,315 and $892,642 for the fiscal year ended April 30, 2024 and April 30, 2023, respectively. These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations. The Company has not, and does not expect to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

Our credit agreements contain numerous financial and operating covenants with which we must comply. In August 2024, the Company was able to negotiate amendments and waivers with both J.P. Morgan Chase and TCW Asset Management Company, lenders of our revolving and term loan facilities, respectively, as a result of our failure to maintain certain covenants as of April 30, 2024 and during the first quarter of fiscal year 2025. However, even as amended, the covenants impose tight parameters under which our financial performance is measured and has increased the Company’s costs. Our continued compliance with our obligations in general and these financial covenants in particular is dependent on our financial results, which are subject to fluctuation as described elsewhere in the risk factors discussed in this Annual Report on Form 10-K. If we fail to comply with the covenants in the future and if our lenders do not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

The Company’s current credit facilities may become unavailable.

We cannot be certain that we will be able to again amend the revolving and term loan credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations. Our ability to meet any current or future financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors. The cessation of any of our current credit facilities could cause a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, it is possible that counterparties to the receivables factoring programs in which we participate may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle.

We may fail to secure or maintain necessary additional financing or capital.

If the current credit facilities are not adequate to finance our business and manage the financial impact of current economic challenges, we may seek to raise additional capital by issuing additional equity, modifying our existing or obtaining new credit facilities, or through a combination of these methods. Our ability to issue additional common stock, other equity securities or debt securities may be hampered by any actual or perceived weakness or volatility in our stock price. Any such securities also likely will be dilutive to stockholders’ ownership interests. We may not be able to obtain capital when we want or need it, or on satisfactory terms. The failure to have access to sufficient capital could adversely materially affect the Company’s business, results of operations and financial condition.

Increasing interest rates for our borrowings could adversely affect our results of operations.

The Company pays interest on outstanding borrowings under its secured credit facilities and certain other long-term debt obligations at interest rates that fluctuate. In recent months, persistent global inflation and other factors have resulted in a substantial increase in interest rates, and future borrowing costs may rise further. The amendments to the revolving and term loan facilities increased interest and fees owed to the lenders. Adverse changes in the Company’s interest rates could have a material adverse effect on its financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and securities disclosure and compliance practices of public companies. More recently the Dodd-Frank Act has required changes to our corporate governance, compliance practices and securities disclosures, increasing the Company’s disclosure requirements. Regulations adopted (and in certain cases subsequently stayed due to ongoing legal challenges) by the SEC mandating new disclosures of environmental, social and governance information, including climate-related risks, targets and goals and their financial impact, could become effective in the future. Compliance with these rules has increased our legal, financial and accounting costs, and those costs will increase if additional requirements are imposed. These legal developments may result in the Company having difficulty in attracting and retaining qualified directors or officers. The Company’s failure to comply with present or future regulations could result in the SEC or Nasdaq levying sanctions against the Company or even moving to delist its stock. Such consequences, as well as compliance costs, could have a material impact on the Company’s business, financial condition and results of operations.

Conflict Minerals regulations may cause the Company to incur additional expenses and could increase the cost of components contained in its products and adversely affect its inventory supply chain.

The Dodd-Frank Act, and the rules promulgated by the SEC thereunder, require the Company to attempt to determine and report annually whether any Conflict Minerals contained in our products originated from the DRC or an adjoining country. The Dodd-Frank Act and these rules could affect our ability to source components that contain Conflict Minerals at acceptable prices and could impact the availability of Conflict Minerals, since there may be only a limited number of suppliers of conflict-free Conflict Minerals. Our customers may require that our products contain only conflict-free Conflict Minerals, and our revenues and margins may be negatively impacted if we are unable to meet this requirement at a reasonable price or are unable to pass through any increased costs associated with meeting this requirement. Additionally, the Company may suffer reputational harm with our customers and other stakeholders if our products are not conflict-free. The Company could incur significant costs in the event we are unable to manufacture products that contain only conflict-free Conflict Minerals or to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures.

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

Failure to protect our intellectual property could undermine our competitive position.

Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. We attempt to protect our intellectual property rights worldwide through a combination of keeping our proprietary information secret and utilizing trademark, copyright, and trade secret laws. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore, in some parts of the world, we have limited protections, if any, for our intellectual property. If we are unable to adequately protect our intellectual property embodied in our solutions, designs, processes and manufacturing, the competitive advantages of our proprietary technology could be reduced or eliminated, which would harm our business and could have a material adverse effect on our results of operations and financial position.

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

The Company currently has labor union contracts with its employees constituting approximately 46% and 48% of its workforce for fiscal years 2024 and 2023, respectively. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations. The Company is also subject to a variety of domestic and foreign employment laws, including those related to safety, wages, discrimination, harassment, organizing, employee privacy and severance. Allegations of violations of these laws could result in defense costs, damages, settlements and fines, which could have a material impact on the Company’s results of operations.

Accounting Risks

The Company has intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

The Company has recorded identifiable intangible assets on its balance sheet as a result of operations and acquisitions. A number of factors may result in impairments to intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets. For example, we concluded that our goodwill and long-lived assets as of April 30, 2023 were impaired and recorded asset impairment charges equal to a total of $23,096,771, which adversely impacted our results of operations. See Note F – Disposition, for a discussion related to impairment testing of goodwill and intangible assets for the year ended April 30, 2023. Any additional impairment charges could adversely affect the Company's financial condition or results of operations in the periods recognized.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company is committed to incorporating industry best practices in its cybersecurity program. Its Information Security Management System (ISMS), which the Company uses in the identification of cybersecurity risks and their classification and evaluation, is based on the National Institute Standards and Technology (NIST) framework and International Organization for Standardization (ISO) standards. The Company invests considerable resources in its information systems and personnel to safeguard its operations. It also regularly engages with external security consultants and auditors to validate its overall cybersecurity and risk management posture.

Key elements of the Company’s cybersecurity program are a formal Risk Management Strategy within ISMS, which is based on the ISO 27001 framework, and an Incident Response Plan, which establishes the process for the Company to identify, assess, mitigate, and remediate risks from cybersecurity events and incidents, including internal notification, breach reporting, and external communications protocols for material incidents. The Company responds to risks in a prioritized fashion. Remediation priority considers the risk likelihood and impact, cost, work effort, and availability of resources.

The Company has a formal third-party management policy that is incorporated into the overall ISMS. It includes procedures to identify, document, and address potential risks posed by third-party service providers of business-critical information systems owned or used by the Company (“Providers”). The Company assesses all Providers and will take additional steps to assess risk from Providers without an industry standard cybersecurity certification. The Company monitors the security posture of all Providers and reviews each Provider’s security and service delivery performance at least annually.

In addition, the Company has adopted company-wide policies and procedures and conducts periodic employee training on a range of matters with cybersecurity risk management implications, including information security and acceptable use of technology policies.

As of the date hereof, the Company is not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company or its business strategy, results of operations, or financial condition. Nevertheless, there is no guaranty that the Company will not experience a cybersecurity threat or that the Company will successfully address an incident in the future. Also, notwithstanding the Company’s vigilance, a cybersecurity incident at one of its suppliers or customers could materially adversely impact the Company. See Item 1A “Risk Factors – Technology Risks” for a discussion of cybersecurity risks.

Governance

The Board of Directors, directly and through the Audit Committee, actively engages in reviews of cybersecurity risks. The full Board of Directors meets with the Company’s Vice President of Information Technology and Director of IT Infrastructure and Security at each of the Board’s regularly scheduled meetings to discuss the Company’s cybersecurity posture, including malicious activity experiences and vulnerabilities for potentially material cybersecurity threats and incidents. The results of disaster recovery exercises, penetration testing, and other external audits are also presented to the Board. The Audit Committee is responsible to review and evaluate the Company’s cybersecurity and other information technology controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to threats. In addition to being represented on the oversight committee under the Incident Response Plan, the Audit Committee meets regularly with the Company’s information technology leadership team and reviews with them any specific cybersecurity issues that could affect the adequacy of the Company’s internal and disclosure controls.

The Company’s information technology team is primarily responsible to manage the Company’s information systems and assess and address all cybersecurity events that are internally detected or externally reported. Communication among Company personnel, including members of upper management when appropriate, is a high priority. An escalation process is in place under the Incident Response Plan to manage cybersecurity events depending on the severity of the risk of information system exploitation. Incidents of critical severity require immediate notice to members of an oversight committee comprised of upper executive and information technology officers, a member of the Audit Committee, and corporate counsel for evaluation and appropriate response. Incidents of medium or low severity are assigned to the appropriate personnel for response, mitigation and remediation.

The Company’s information technology team is led by the Vice President of Information Technology. He has overall responsibility for developing, implementing, and maintaining the Company’s technology strategy, systems, and operations. The current Vice President of Information Technology has been employed in the Company’s information technology department for 10 years, previously as a Director of IT Development and a Business Analyst. He has a Master of Science in Information Systems Degree from DePaul University of Chicago. The leadership team also includes our Director of IT Infrastructure and Security, who is responsible for managing the Company’s cybersecurity strategy, including management of firewalls, identity and access management, endpoint protection, and backups. The current Director of IT Infrastructure and Security has been employed in the Company’s information technology department for 12 years, previously as a Technician and Network Administrator. He has a Master of Science in Information Management Degree from the University of Illinois.

ITEM 2. PROPERTIES

The Company’s EMS business is operated through its manufacturing facilities located in Elk Grove Village, Illinois U.S., Union City, California U.S.; Acuna, Coahuila, Mexico, Chihuahua, Chihuahua, Mexico and Tijuana, Baja California, Mexico; Bien Hoa City, Dong Nai Province, Vietnam and Suzhou, Jiangsu Province, China. In addition, the Company maintains an IPO in Taipei, Taiwan. The Company provides design services in Elk Grove Village, Illinois, U.S. The Company has an information technology office in Taichung, Taiwan.

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	216,950	Electronic and electromechanical manufacturing solutions	* ***
Acuna, Mexico	128,440	Electronic and electromechanical manufacturing solutions	Owned **
Elk Grove Village, IL	124,300	Corporate headquarters, electronic and electromechanical manufacturing solutions and warehousing	Owned
Chihuahua, Mexico	121,000	Electronic and electromechanical manufacturing solutions	Leased
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
San Diego, CA	30,240	Warehousing and distribution	Leased
Del Rio, TX	30,000	Warehousing and distribution	Leased
Del Rio, TX	28,000	Warehousing and distribution	Owned
Bien Hoa City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
El Paso, TX	18,200	Warehousing and distribution	Leased
Del Rio, TX	16,000	Warehousing and distribution	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Taichung, Taiwan	1,650	Information technology office	Leased

*The Company’s Suzhou, China buildings are owned by the Company and the land is leased from the Chinese government for a 50 year term ending on July 15, 2053.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, U.S., Tijuana, Baja California and Chihuahua, Chihuahua Mexico, Bien Hoa City, Dong Nai Province, Vietnam, and Del Rio and El Paso, Texas, U.S. properties are occupied pursuant to leases of the premises. The lease agreement for the El Paso, Texas, U.S. property expires January 2030. The lease agreement for the Del Rio, Texas, U.S. property expires November 2025. The lease agreement for the San Diego, California, U.S. property expires December 2034. The lease agreement for the Union City, California, U.S. property expires June 2026. The Chihuahua, Mexico lease expires April 2026. The Tijuana, Baja California, Mexico lease expires November 2029. The lease agreement for the Bien Hoa City, Dong Nai Province, Vietnam property expires June 2025. The Company’s manufacturing facilities located in Acuna, Coahuila, Mexico, and Elk Grove Village, Illinois, U.S., are owned by the Company, except for a portion of the facility in Acuna, Coahuila, Mexico. The Company has an option to buy the leased portion of the facility in Acuna, Coahuila, Mexico. The property in Elk Grove Village, Illinois is financed under the Term Loan Agreement and the Del Rio, Texas, U.S. is financed under a separate mortgage loan agreement. The Company leases the IPO office in Taipei, Taiwan to coordinate southeast Asia purchasing and logistics activities. The Company leases the information technology office in Taichung, Taiwan. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

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

Holders and Dividends

As of August 9, 2024, there were approximately 60 holders of record of the Company’s common stock, which does not include stockholders whose stock is held through securities position listings. The Company estimates there to be approximately 3,200 beneficial owners of the Company’s common stock. As a result of our credit agreements, we are subject to restrictions on our ability to declare or pay dividends in cash or stock. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.

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

Overview

The Company currently operates in one reportable segment as an independent provider of electronic manufacturing services (“EMS”) and provides manufacturing and assembly services ranging from the assembly of individual components to the assembly and testing of box-build electronic products. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. This includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products.

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders which require the Company to perform manufacturing services on components and other materials supplied by a customer accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2024 and April 30, 2023.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Factors Affecting Results

Supply Chain Component Shortages. Despite supply chain component shortages improving in fiscal 2024, the Company’s business, results of operations, and financial condition continue to be adversely affected by certain supply chain issues due to world-wide component shortages. The Company anticipates continuing improvement in supply chain predictability in fiscal 2025.

Impairment of Goodwill and Long-Lived Assets. During the third quarter of fiscal 2023, the Company determined its goodwill and long-lived asset group related to the Wagz acquisition was fully impaired and an impairment charge of $23,096,771 was recorded. This non-cash charge was recorded to impairment of goodwill and intangible assets on the consolidated statements of operations. See Note H – Intangible Assets, for more information.

Recent Developments

The Company’s primary secured credit agreements, being the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company, the other loan party thereto and JPMorgan Chase Bank, N.A, as lender (“JPM”), and the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), contain financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s fixed payments on its indebtedness made during any fiscal period minus non-financed capital expenditures to EBITDA (as defined in the Credit Agreements) and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s borrowed money or letters of credit to EBITDA.

As of August 19, 2024, the Company was not in compliance with the financial covenants under the Credit Agreements as follows: the Fixed Charge Coverage Ratio for each of the twelve month periods ending on April 30, 2024, May 31, 2024, June 30, 2024, and July 31, 2024 was less than 1.10:1.00, the Total Debt to EBITDA Ratio for the twelve month period ending on April 30, 2024 was greater than 4.50:1.00, and the Total Debt to EBITDA Ratio for the twelve month period ending on July 31, 2024 was greater than 4.25:1.00 (collectively, the “2024 Covenant Defaults”). In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10- K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company has 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance.

Due to the 2024 Defaults, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Consolidated Balance Sheet as of April 30, 2024.

On August 19, 2024 (the “Third Amendment Effective Date”), the Lender Parties waived the 2024 Defaults pursuant to (i) the Waiver and Amendment No. 3 to Credit Agreement (the “JPM Amendment”) between the Company and JPM, and (ii) the Waiver and Amendment No. 3 to Credit Agreement (the “TCW Amendment” and together with the JPM Amendment, the “2024 Amendments”) by and among the Company, the TCW Lenders, and the Agent. In consideration of the TCW Amendment, the Company and the Agent also entered into the Third Amendment Fee Letter to the TCW Credit Agreement (the “Fee Letter”) dated as of the Third Amendment Effective Date. The 2024 Amendments also amended the financial covenants and certain other terms of the Credit Agreements, including, among other things, that the Company will pursue and close a Replacement Transaction (as defined in the Credit Agreements) to pay the obligations under the Credit

Agreements in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. See Waivers and Amendments No. 3 below for more information.

The Company is taking steps to reduce its debt and cost structure. Most recently, since the beginning of calendar year 2024, these actions include the sale of its Elgin, Illinois property and consolidation of the Elgin operations to the Elk Grove Village, Illinois headquarters, reduction of headcounts at various operations and corporate, and inventory reduction. At this time, it is expected that these results plus the amendments to the financial covenants and other provisions of the Credit Agreements that are included in the 2024 Amendments should poise the Company for compliance. At the same time, the Company continues to explore other strategic initiatives to further reduce its debt to enable it to continue to comply with increasingly stringent financial covenants. Delays or a failure to effectively reduce debt, including due to circumstances outside of our control, could have an adverse effect on our financial position and results of operations.

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

The potential impact of continued economic uncertainty due to persistent inflation and continuing global supply chain shortages and unpredictability may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

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

Impairment of Goodwill – Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value of each reporting unit to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference. In calculating the fair value of the reporting units or specific intangible assets, management relies on a number of factors, including business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management's judgment in applying them in the impairment tests of goodwill and other intangible assets. The Company had no goodwill balances remaining at April 30, 2024 and April 30, 2023.

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

The cost approach is based upon the concept of replacement cost as an indicator of value. Stated another way, this approach is premised on the assumption that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced. The cost approach establishes value based on the cost reproducing or replacing the property, less depreciation from physical deterioration and functional obsolescence, if present and measurable.

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. SigmaTron and Wagz filed or are expected to file U.S. tax returns on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was previously established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of a majority stake in Wagz, SigmaTron will file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale and certain foreign tax credits. The Company previously maintained a valuation allowance on certain foreign loss carryforwards; however, all foreign tax loss carryforwards have been used as of April 30, 2024 and no related valuation allowance remains. The Company has established a valuation allowance of $7,302,639 on its U.S. capital loss and foreign tax credit carryforwards as of April 30, 2024.

New Accounting Standards:

See Note B – Summary of Significant Accounting Policies of Item 15(a) Exhibits and Financial Statement Schedules.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2024 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2023

The following table sets forth the percentage relationships of gross profit and expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2024	2023

Net sales	$373,883,821	$414,435,845
Costs of products sold	340,357,503	362,982,248
As a percent of net sales	91.0%	87.6%
Gross profit	33,526,318	51,453,597
As a percent of net sales	9.0%	12.4%

Selling and administrative expenses	26,392,403	26,495,951
As a percent of net sales	7.1%	6.4%
Operating income from continuing operations	7,133,915	24,957,646

Other income	466,704	632,223
Interest expense, net	(10,362,038)	(8,403,904)
(Loss) income before income taxes from continuing operations	(2,761,419)	17,185,965

Income tax benefit (expense)	275,262	(2,991,541)
Net (loss) income from continuing operations	$(2,486,157)	$14,194,424

Discontinued operations:
Loss before taxes from discontinued operations	$-	(36,629,902)
Tax benefit from discontinued operations	-	1,860,093
Net loss from discontinued operations	$-	$(34,769,809)

Net loss	$(2,486,157)	$(20,575,385)

Net sales

Net sales decreased $40,552,024, or 9.8%, to $373,883,821 in fiscal 2024, compared to $414,435,845 in fiscal 2023. The decline was primarily attributable to a decline in customer demand in the consumer electronics, industrial electronics and medical/life science markets as compared to fiscal 2023.

Costs of products sold

Cost of products sold decreased $22,624,745, or 6.2%, to $340,357,503 (91.0% of net sales) for fiscal 2024, compared to $362,982,248 (87.6% of net sales) for the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs in fiscal 2024, compared to the prior fiscal year. These cost increases reflect continuing inflationary pressures.

Gross profit margin

Gross profit margin was 9.0% of net sales, in fiscal year 2024 compared to 12.4% of net sales in fiscal 2023. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs in fiscal 2024, compared to the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses decreased $103,548, or 0.4%, to $26,392,403 (7.1% of net sales) in fiscal 2024, compared to $26,495,951 (6.4% of net sales) for the same period in the last fiscal year. The decrease in selling and administrative expenses is primarily due to a decrease in bonus expense, partially offset with an increase in accounting fees.

Other Income

Other income decreased to $466,704 in fiscal 2024, compared to $632,223 in fiscal 2023. The amount for fiscal 2023 primarily related to insurance proceeds received for fire damage at one of our manufacturing locations.

Interest expense, net

Interest expense, net, increased to $10,362,038 in fiscal 2024, compared to $8,403,904 for the prior fiscal year. The increase relates to higher average interest rates in fiscal 2024, compared to fiscal 2023.

Income tax expense

Income tax expense decreased $3,266,803 to an income tax benefit of $275,262 for fiscal 2024, compared to an income tax expense of $2,991,541 for the prior fiscal year. The effective tax rate decreased to 10.0% for fiscal 2024, compared to 17.4% for fiscal 2023. The decrease in income tax expense for fiscal 2024 compared to fiscal 2023 is primarily due to decreased pre-tax book income in the current fiscal year compared to the previous fiscal year.

Net loss from continuing operations

Net income from continuing operations decreased $16,680,581, to a net loss of $2,486,157 for fiscal 2024, compared to net income of $14,194,424 for the prior fiscal year. The decreased net income primarily relates to lower sales, higher wages and other fixed manufacturing costs, and higher interest expense due to increased interest rates, partially offset by a decrease in bonus expense.

Net loss from discontinued operations

Net loss from discontinued operations in fiscal 2023 from the Pet Tech Segment was $34,769,809 which includes an impairment of goodwill and long-lived assets of $23,096,771 and losses on the sale of a business of $3,742,709. The fiscal 2023 discontinued losses include a tax benefit of $1,860,093.

EMS Segment

The following table sets forth the percentage relationships of gross profit and expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2024	2023

Net sales	$373,883,821	$414,435,845
Costs of products sold	340,357,503	362,982,248
As a percent of net sales	91.0%	87.6%
Gross profit	33,526,318	51,453,597
As a percent of net sales	9.0%	12.4%

Selling and administrative expenses	26,392,403	26,495,951
As a percent of net sales	7.1%	6.4%
Operating income	$7,133,915	$24,957,646

Net sales

Net sales decreased $40,552,024, or 9.8%, to $373,883,821 in fiscal 2024, compared to $414,435,845 in fiscal 2023. The decline was primarily attributable to a decline in customer demand in the consumer electronics, industrial electronics and medical/life science markets compared to fiscal 2023.

Cost of products sold

Cost of products sold decreased $22,624,745, or 6.2%, to $340,357,503 (91.0% of net sales) for fiscal 2024, compared to $362,982,248 (87.6% of net sales) for the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to higher labor costs and other fixed manufacturing costs in fiscal 2024, compared to the prior fiscal year. These cost increases reflect continuing inflationary pressures.

Gross profit

Gross profit margin was 9.0% of net sales, for fiscal 2024, compared to 12.4% of net sales in fiscal 2023. The decrease in gross margins as a percentage of sales is primarily due to higher labor and other fixed manufacturing costs in fiscal 2024, compared to the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses decreased $103,548 or 0.4% to $26,392,403 (7.1% of net sales) for fiscal 2024, compared to $26,495,951 (6.4% of net sales) for the prior fiscal year. The decrease in selling and administrative expenses is primarily due to a decrease in bonus expense, partially offset with an increase in accounting fees.

Operating income

Operating income decreased $17,823,731, or 71.4%, to $7,133,915 (1.9% of net sales) for fiscal 2024, compared to $24,957,646 (6.0% of net sales) for the same period in the prior fiscal year. The decrease was primarily due to lower sales and higher labor and other fixed manufacturing costs.

Pet Technology Segment

The Company sold the majority ownership interest in Wagz on April 28, 2023, effective as of April 1, 2023. The Company still owns a 19% interest in Wagz as a passive investment as of April 30, 2024. However, the

Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved as of April 30, 2023. The activity for fiscal 2023 has been classified as discontinued operations in the Consolidated Statements of Operations.

The following table sets forth the percentage relationships of gross profit and expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2024	2023

Net sales	$-	$1,598,929
Costs of products sold	-	1,732,352
As a percent of net sales	0.0%	108.3%
Gross profit	-	(133,423)
As a percent of net sales	0.0%	-8.3%

Selling and administrative expenses	-	9,656,999
Impairment of notes receivable and investment	-	-
Impairment of goodwill and other long-lived assets	-	23,096,771
Operating loss	$-	$(32,887,193)

Net sales

There were no sales for fiscal 2024 compared to $1,598,929 in fiscal 2023. Sales in fiscal 2023 were primarily comprised of hardware and accessories, as well as recurring subscription revenue.

Cost of products sold

There were no cost of products sold for fiscal 2024, compared to $1,732,352 (108.3% of net sales) for the prior fiscal year.

Gross profit margin

There was no gross profit margin of net sales for fiscal 2024 compared to gross profit margin of -8.3% for the prior fiscal year.

Selling and administrative expenses

There were no selling and administrative expenses for fiscal 2024, compared to $9,656,999 for the prior fiscal year. Selling and administrative costs were primarily comprised of research and development costs for new products expected to have launched in fiscal 2024, selling and marketing expenses, as well as general and administrative expenses.

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

Operating loss

There was no operating loss for fiscal 2024, compared to an operating loss of $32,887,193 in fiscal 2023. The fiscal 2023 operating loss was primarily due to the impairment of goodwill and other long-lived assets, lower than expected sales and increased selling and administrative expenses.

Liquidity and Capital Resources:

The Company’s liquidity requirements are primarily to fund its business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements. The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving Facility credit agreement. At this time, the Company believes its liquidity position will be sufficient to fund its existing operations and current commitments for at least the next twelve months. In addition to its cash flows from operations and borrowings under the revolving Facility credit agreement, the Company has taken steps to reduce its debt and cost structure to enhance its liquidity, including consolidating its Illinois operations into its Elk Grove Village, Illinois headquarters, and reduction of headcounts and inventory, and continues to explore other strategic initiatives to further reduce its debt. However, if it experiences delays or fails to effectively reduce debt, if economic conditions remain impacted for longer than the Company expects, if it experiences continued supply chain disruptions on certain raw materials, any new public health crises arise, or geopolitical risks continue or worsen, the Company’s liquidity position could be severely impacted.

Operating Activities

Cash flow provided by operating activities was $27,760,048 for the fiscal year ended April 30, 2024, compared to cash flow used in operating activities of $13,256,804 for the prior fiscal year. Cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $36,122,113 and accounts receivable in the amount of $14,240,833 partially offset by a decrease in accounts payable in the amount of $18,470,463 and a decrease in deferred revenue in the amount of $4,952,135. The decrease in inventory is the result of improvement in the component marketplace which has allowed the Company to complete assemblies for shipping to customers. The decrease in accounts payable is a result of lower accounts payable balances due to lower volumes and the timing of payments.

Cash flow used in operating activities was $13,256,804 for the fiscal year ended April 30, 2023. Cash flow used in operating activities was primarily the result of an increase in accounts receivable in the amount of $5,328,740, a decrease in accounts payable in the amount of $22,202,026 and a decrease in deferred revenue in the amount of $3,179,709. Cash flow from operating activities was offset by a decrease in right-of-use assets in the amount of $3,721,341 and prepaid expenses and other assets in the amount of $2,232,861. The increase in accounts receivable is the result of an increase in net sales. The decrease in accounts payable is the result of the timing of vendor payments.

Investing Activities

In fiscal 2024, cash provided by investing activities was $117,112. During fiscal 2024, the Company purchased $1,799,148 in machinery and equipment to be used in the ordinary course of business. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

In fiscal year 2023, cash used in investing activities was $5,179,247. During fiscal year 2023, the Company purchased $4,334,169 in machinery and equipment to be used in the ordinary course of business. The Company purchases were funded by the bank line of credit and lease transactions. During the month of April 2023, the Company made advances of $900,000 to Wagz as agreed upon under the SPA. On April 28, 2023, the sale of the majority interest in Wagz pursuant to the SPA was consummated effective as of April 1, 2023, and as a result, as of the closing, the Company holds a minority 19% ownership of the equity interests. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved as of April 30, 2023.

Financing Activities

Cash used in financing activities was $26,278,929 for the fiscal year ended April 30, 2024. Cash used in financing activities was primarily the result of payments under the line of credit and term loan agreements.

Cash provided by financing activities was $24,155,387 for the fiscal year ended April 30, 2023. Cash provided by financing activities was primarily the result of net borrowings under the line of credit and term loan agreements.

Liquidity from Discontinued Operations

During fiscal 2023 cash used in discontinued operations from operating activities was $7,264,377, primarily related to Pet Tech Segment operations and transaction related expenses associated with the sale of the Wagz business. Cash used in investing activities for fiscal 2023 was $134,419, primarily for capital expenditures.

Financing Summary

Debt and finance lease obligations consisted of the following at April 30, 2024 and April 30, 2023:

	2024	2023

Debt:
Notes Payable - Banks	$66,102,020	$90,968,000
Notes Payable - Buildings	366,572	417,143
Notes Payable - Equipment	4,642,951	3,524,115
Unamortized deferred financing costs	(1,528,156)	(1,608,558)
Total debt	69,583,387	93,300,700
Less current maturities*	66,244,227	52,761,520
Long-term debt	$3,339,160	$40,539,180

Finance lease obligations	$5,361,574	$4,119,437
Less current maturities	2,214,127	1,523,259
Total finance lease obligations, less current portion	$3,147,447	$2,596,178

* Due to the 2024 Defaults, the Facility (as defined below) was classified as a current liability on the Consolidated Balance Sheet at April 30, 2024. Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined below) was classified as a current liability on the Consolidated Balance Sheet at April 30, 2023.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement. Wagz and its property were released from the JPM Credit Agreement, effective April 1, 2023, pursuant to a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM 2023 Waiver”) effective as of April 1, 2023. The Facility, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $202,616 and $332,139 were capitalized during the fiscal year ended April 30, 2024 and April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of April 30, 2024, there was $28,598,719 outstanding and $13,443,766 of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of April 30, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $592,664 and $572,191, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (as defined in the JPM Credit Agreement) is applicable (a) commencing on the Effective Date (as defined in the JPM Credit Agreement) and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, when (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose the Fixed Charge Coverage Ratio Covenant upon notice to the Company or (ii) availability falls below the greater of (y) 10% of the Revolving Commitment and (z) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM 2023 Waiver (as discussed below under “2023 Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

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

In connection with the entry into the JPM Credit Agreement, Lender and TCW, as administrative agent under the Term Loan Agreement, entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

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

On July 18, 2022, SigmaTron, Wagz and TCW entered into the Term Loan Agreement pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). Wagz and its property were released from the Term Loan Agreement, effective April 1, 2023, pursuant to a Waiver, Consent and Amendment No. 1 to the Credit Agreement (the “TCW 2023 Waiver”) effective as of April 1, 2023. The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of April 30, 2024, was $37,503,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $183,469 and $1,233,894 were capitalized during the fiscal year ended April 30, 2024 and April 30, 2023, respectively. As of April 30, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $935,492 and $1,036,367, respectively.

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

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s Elk Grove Village real estate, (ii) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan. The net proceeds received by the Company from the sale of the Elgin, Illinois, property in February, 2024, reduced the TCW Term Loan.

2023 Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from JPM (the “JPM 2023 Notice”) and TCW (“TCW 2023 Notice” and together with the JPM 2023 Notice, the “2023 Notices”). The 2023 Notices indicated the occurrence of certain events of default under the Credit Agreements. In addition, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements. The Nasdaq delinquency was remedied on May 19, 2023.

The JPM 2023 Notice indicated that the Lender was informed of the occurrence of events of defaults and the continuation thereof under the JPM Credit Agreement as a result of the Company’s failure to maintain a Fixed Charge Cover Ratio for the twelve month period ended January 31, 2023 of at least 1.10x as required under the JPM Credit Agreement (the “JPM 2023 Covenant Defaults”).

The TCW 2023 Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the Total Debt to EBITDA Ratio for the twelve month period ended on January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’s failure to maintain the Fixed Charge Cover Ratio as required under the JPM Credit Agreement (the “TCW 2023 Covenant Defaults” and together with the JPM 2023 Covenant Defaults, the “2023 Defaults”).

As a result of the 2023 Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the 2023 Notices received on March 2, 2023, from each of JPM and TCW, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

On April 28, 2023, the Company entered into (i) the JPM 2023 Waiver with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) the TCW 2023 Waiver with Wagz, the TCW Lenders and Agent, which waived certain events of default under and amended certain terms of the Term Loan Agreement. See Note I – Long-term Debt for more information.

Pursuant to the 2023 Waivers, the Company agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company, become a guarantor under the Credit Agreements and pledge to the Lender Parties all of the equity of the Company (the “Corporate Restructuring”), (ii) engage a financial advisor to review certain of the Company’s financial reporting to JPM and the Agent and participate in weekly conference calls with the advisor, JPM and the Agent to discuss and provide updates on the Company’s liquidity and operations, (iii) extend the Wagz Loan, (iv) pay to JPM an amendment fee in the amount of $70,000, paid in cash, and (v) pay to the TCW Lenders an amendment fee of $395,000 and a default rate fee of $188,301, both of which were paid in kind by being added to the principal of the TCW Term Loan. The Company engaged a financial advisor in April 2023 and developed cashflow modeling tools. The financial advisor engagement was completed in September 2023.

The 2023 Waivers also amended the Credit Agreements to, among other things, (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Loan and net assets of the Company and Wagz, and expenses relating to the 2023 Waivers, the Company’s sale of the majority ownership interest in Wagz under the SPA, and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements), assuming the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0, to range from 4.50:1.0 for the twelve months ended October 31, 2023 to 4.00:1.0 for the twelve months ending October 31, 2024.

In addition, during the PIK Period (defined in the Term Loan Agreement), pursuant to the TCW 2023 Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of a third fiscal quarter exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for that fiscal quarter, then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM 2023 Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

In exchange for such agreements, the Lender Parties waived all of the existing events of default under the Credit Agreements through March 31, 2023, consented to the sale of the majority ownership interest in Wagz and released Wagz and its property and the Company’s 81% ownership interest in Wagz that was sold to Buyer from the lien of the Lender Parties.

In connection with the 2023 Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023.

Amendment No. 2

On June 15, 2023, the Company entered into (i) Amendment No. 2 to the Credit Agreement (the “JPM Amendment No. 2”) by and among the Company and Lender, with respect to the JPM Credit Agreement and (ii) Amendment No. 2 to the Credit Agreement (“TCW Amendment No. 2”) by and among the Company and TCW with respect to the Term Loan Agreement. The JPM Amendment No. 2 and TCW Amendment No. 2 amended the Credit Agreements to extend the date, from May 31, 2023 to July 31, 2023, after which the Agent may request that the Company effect the Corporate Restructuring.

Waivers and Amendments No. 3

On August 19, 2024 (the “Third Amendment Effective Date”), the Company entered into the JPM Amendment and the TCW Amendment (together, the “2024 Amendments”) which provided for, among other things, a waiver of the Company’s noncompliance with the financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), in each case as of the Third Amendment Effective Date.

The 2024 Amendments also amended other provisions of the Credit Agreements, including to: (i) modify the minimum ratios under the Fixed Charge Coverage Ratio to range from 0.70:1.0 for the twelve months ending as of July 31, 2024, to 1.00:1.0 for the twelve months ending as of September 30, 2025 and thereafter, measured monthly; (ii) adjust the maximum ratios under the Total Debt to EBITDA Ratio to range from 6.50:1.0 for the twelve months ending as of July 31, 2024, to 3.50:1.0 for the twelve months ending as of April 30, 2027, measured quarterly; (iii) modify the definition of EBITDA to allow for additional adjustments for certain transactions and charges; (iv) provide for the reimbursement of certain fees by the Company in connection with the Amendments or the transactions contemplated thereby; (v) increase the minimum required Availability (as defined in the JPM Credit Agreement) to $3.5 million starting on the Third Amendment Effective Date; (vi) provide that the Company must pursue and close a Replacement Transaction to pay the Obligations (as defined in the Credit Agreements) in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025; and (vii) require the Company to engage a financial advisor if requested by the Agent after November 1, 2024.

In addition, pursuant to the JPM Amendment, the parties agreed to reduce the Revolving Commitment (as defined in the JPM Credit Agreement) from $70 million to $55 million as of the Third Amendment Effective Date and pay to JPM certain amendment fees and certain additional fees if the Company does not meet certain financial milestones by the applicable measurement periods specified in the JPM Amendment.

In addition, pursuant to the TCW Amendment the parties agreed to (i) amend the principal payment schedule under the Term Loan to $250,000 per quarter; (ii) extend the PIK Period (as defined in the TCW Credit Agreement) for three additional quarters beyond October 31, 2024 if the Total Debt to EBITDA Ratio exceeds a certain threshold as of certain dates; (iii) permit the Company to elect to pay on a quarterly basis in-kind a portion of the Baseline Applicable Margin (as defined in the TCW Credit Agreement) per annum provided no default or event of default under the TCW Credit Agreement has occurred; (iv) increase a portion of the Term Loan Borrowing Base (as defined in the TCW Credit Agreement) based on the value of the Company’s real estate; (v) reduce the asset coverage pre-payment ratio under the Term Loan to 90% of the outstanding principal balance; and (vi) provide the Agent with the right to appoint a non-voting observer to attend regular meetings of the Company’s Board of Directors and any relevant committees.

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the Term Loan, provided the Company does meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance.

All other material terms of the Credit Agreements, as amended by the Amendments, remain unchanged.

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and expired in accordance with its terms on February 7, 2024. On March 1, 2024, the agreement was renewed, and is scheduled to expire on February 1, 2025. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of April 30, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at April 30, 2024 and April 30, 2023, respectively.

Notes Payable - Buildings

The Facility also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. There was no outstanding balance at April 30, 2024 and April 30, 2023.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $366,572 and $417,143 at April 30, 2024 and April 30, 2023, respectively.

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

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through March 1, 2028, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.03% to 12.09% per annum.

Other

The Company provides funds for administration and manufacturing services such as salaries, wages, overhead and capital expenditure items as necessary to operate its Mexican, Vietnamese and Chinese subsidiaries and the international procurement office in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2024, resulted in net foreign currency transaction losses of $796,315 compared to net foreign currency losses of $892,642 in the prior year. In fiscal year 2024, the Company paid approximately $60,320,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $17,144,000 as of April 30, 2024.

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

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have been challenging. The supply chain disruptions have improved during fiscal 2024, however, obtaining certain raw materials continue to be difficult. The Company anticipates the supply chain disruptions will continue to improve during fiscal 2025. Due to the softening of customer demand in certain markets the Company serves, the Company expects pricing for certain raw materials could begin to decline in fiscal 2025.

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

AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls over financial reporting is a process designed under the supervision of our principal executive officer and principal financial and accounting officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of April 30, 2024, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of April 30, 2024, due to the material weakness in our internal controls related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

Remediation Activities

In response to this material weakness, with oversight from the Audit Committee of the Board of Directors, we have implemented measures to improve our internal control structure. Specifically, we have taken steps to remediate the material weakness mentioned above, including strengthening our review process related to revenue contracts, such as multiple levels of review and supporting evidence of such transactions.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. We believe the efforts taken to date and certain measures that are in progress will improve the effectiveness of our internal controls over financial reporting and mitigate risks of material misstatement. We are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weakness described above. Additionally, while we believe these efforts will improve our internal control environment, our remediation is still in progress and subject to ongoing testing of the design and operating effectiveness over a sufficient period of time in order to effectively remediate this material weakness.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Controls Over Financial Reporting and Disclosure Controls

Except with respect to the changes in connection with the implementation of the steps to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item, other than the information regarding our executive officers set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K, required by Item 401 of Regulation S-K, is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended April 30, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The financial statements are listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-K beginning on Page F-1.

(a)(2)

Financial statement schedules are omitted because they are not applicable or required.

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 45.

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

10.24	SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2024 dated November 16, 2023, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2023.*

10.25

Waiver and Amendment No. 3 to Credit Agreement dated August 19, 2024, by and between SigmaTron International, Inc. and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 22, 2024.

10.26

Waiver and Amendment No. 3 to Credit Agreement dated August 19, 2024, by and among SigmaTron International, Inc., TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 22, 2024.

10.27

Third Amendment Fee Letter dated August 19, 2024, by and among SigmaTron International, Inc., TCW Asset Management Company LLC, as Administrative Agent, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 22, 2024.

21.0	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, P.C.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2024).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

97.1	SigmaTron International, Inc. Executive Officer Clawback Policy **

101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

Dated: September 3, 2024

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

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	September 3, 2024
Gary R. Fairhead	Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ James J. Reiman	Chief Financial Officer, Vice President Finance,	September 3, 2024
James J. Reiman	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/Linda K. Frauendorfer	Director	September 3, 2024
Linda K. Frauendorfer

/s/ Thomas W. Rieck	Director	September 3, 2024
Thomas W. Rieck

/s/ Dilip S. Vyas	Director	September 3, 2024
Dilip S. Vyas

/s/ Paul J. Plante	Director	September 3, 2024
Paul J. Plante

/s/ Bruce J. Mantia	Director	September 3, 2024
Bruce J. Mantia

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024 and 2023

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (the “Company”) as of April 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Obsolescence Reserve

As described in Notes B and D to the consolidated financial statements, as of April 30, 2024, the Company recorded an inventory obsolescence reserve of $2,323,689 primarily related to raw materials inventory of $107,155,093. A substantial portion of the Company’s raw materials inventory has been purchased to fulfill committed future orders for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory (“value over stock raw material inventory”), the Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.

We identified the valuation of the value over stock raw material inventory as a critical audit matter. In determining the obsolescence reserve for value over stock raw material inventory, critical inputs are used over the rates applied to historical usage and future customer demand to identify items for specific management review. The evaluation over the need for a reserve requires assumptions about the expected future ability to use the raw material inventory items based on an assessment of customer demand. Auditing the assumptions used by management in determining the inventory obsolescence reserve involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of the underlying historical usage and future customer demand used as inputs through the examination of relevant source documents.

•Evaluating management's conclusion by testing selected value over stock raw material inventory items, examining relevant source documents, both internal and external, to corroborate the expected future use of the identified raw material and the extent of any reserve required.

•Evaluating the reasonableness of management’s prior period estimates for inventory reserves by performing a retrospective comparison of prior estimates to current year write-offs.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2006.

Chicago, Illinois

September 3, 2024

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2024 and 2023

C

	April 30,	April 30,
ASSETS	2024	2023

CURRENT ASSETS
Cash and cash equivalents	$2,417,360	$819,129

Accounts receivable, less allowance for credit losses of
$59,466 and $100,000 at April 30, 2024 and April 30, 2023, respectively	32,043,985	46,284,818
Inventories, net	128,850,901	165,555,199
Prepaid expenses and other assets	1,886,701	1,678,263
Refundable and prepaid income taxes	1,716,372	779,705
VAT receivables	6,569,984	2,173,485
Other receivables	2,417,316	3,175,843

Total current assets	175,902,619	220,466,442

PROPERTY, MACHINERY AND EQUIPMENT, NET	33,755,078	35,788,357

OTHER LONG-TERM ASSETS
Intangible assets, net	979,188	1,311,030
Deferred income taxes	4,432,210	2,640,902
Right-of-use assets	7,463,301	7,225,423
Other assets	1,261,579	1,195,045

Total other long-term assets	14,136,278	12,372,400

TOTAL ASSETS	$223,793,975	$268,627,199

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2024 and 2023

	April 30,	April 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2024	2023

CURRENT LIABILITIES
Trade accounts payable	$50,593,099	$68,659,716
Customer deposits	10,738,596	6,500,000
Accrued expenses	2,554,260	2,933,430
Accrued wages	6,746,466	7,917,266
Income taxes payable	897,847	1,041,998
Deferred revenue	3,111,062	8,063,197
Current portion of long-term debt	66,244,227	52,761,520
Current portion of finance lease obligations	2,214,127	1,523,259
Current portion of operating lease obligations	2,789,107	2,908,213

Total current liabilities	145,888,791	152,308,599

Long-term debt, less current portion	3,339,160	40,539,180
Finance lease obligations, less current portion	3,147,447	2,596,178
Operating lease obligations, less current portion	4,958,247	4,723,867
Income taxes payable	294,993	267,998
Other long-term liabilities	93,084	100,350

Total long-term liabilities	11,832,931	48,227,573

Total liabilities	157,721,722	200,536,172
Commitment and contingencies (See Note R - Litigation)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,119,288 and 6,091,288 shares issued and
outstanding at April 30, 2024 and April 30, 2023, respectively	61,193	60,634
Capital in excess of par value	42,453,394	41,986,570
Retained earnings	23,557,666	26,043,823

Total stockholders’ equity	66,072,253	68,091,027

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$223,793,975	$268,627,199

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2024 and 2023

	2024	2023

Net sales	$373,883,821	$414,435,845

Cost of products sold	340,357,503	362,982,248

Gross profit	33,526,318	51,453,597

Selling and administrative expenses	26,392,403	26,495,951

Operating income	7,133,915	24,957,646

Other income	466,704	632,223
Interest expense	(10,362,038)	(8,403,904)

(Loss) income before income taxes	(2,761,419)	17,185,965

Income tax benefit (expense)	275,262	(2,991,541)

Net (loss) income from continuing operations	$(2,486,157)	$14,194,424

Discontinued operations:
Loss before tax from discontinued operations	-	(36,629,902)
Tax benefit from discontinued operations	-	1,860,093
Net loss from discontinued operations	$-	$(34,769,809)

Net loss	$(2,486,157)	$(20,575,385)

Basic (loss) earnings per common share:
(Loss) income from continuing operations	(0.41)	2.34
Loss from discontinued operations	-	(5.73)
Basic loss per common share:	$(0.41)	$(3.39)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	(0.41)	2.34
Loss from discontinued operations	-	(5.73)
Diluted loss per common share:	$(0.41)	$(3.39)

Weighted-average shares of common
stock outstanding
Basic	6,094,914	6,069,680

Diluted	6,094,914	6,069,680

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2024 and 2023

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at April 30, 2022	-	60,379	41,654,410	46,619,208	88,333,997

Recognition of stock-based compensation	-	-	184,343	-	184,343

Restricted stock awards	-	255	147,817	-	148,072

Net loss from discontinued operations	-	-	-	(34,769,809)	(34,769,809)

Net income from continuing operations	-	-	-	14,194,424	14,194,424

Balance at April 30, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

Recognition of stock-based compensation	-	-	381,034	-	381,034

Exercise of stock options	-	30	9,570	-	9,600

Restricted stock awards	-	529	76,220	-	76,749

Net loss	-	-	-	(2,486,157)	(2,486,157)

Balance at April 30, 2024	$-	$61,193	$42,453,394	$23,557,666	$66,072,253

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2024 and 2023

	2024	2023
Cash flows from operating activities
Net (loss) income from continuing operations	$(2,486,157)	$14,194,424
Net loss from discontinued operations	-	(34,769,809)
Adjustments to reconcile net (loss) income to net
cash provided by (used) in operating activities from continuing operations
Depreciation and amortization of property, machinery and equipment	5,939,172	5,817,659
Stock-based compensation	381,034	184,343
Restricted stock expense	76,749	148,072
Provision for inventory obsolescence	582,185	488,000
Deferred income tax benefit	(1,791,308)	(2,362,771)
Amortization of intangible assets	331,842	339,133
Amortization of financing fees	589,403	358,515
Gain from involuntary conversion on non-monetary assets due to fire	-	(469,849)
Gain on the sale of building	(439,479)	-
Loss from disposal or sale of machinery and equipment	44,270	15,419
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	14,240,833	(5,328,740)
Inventories	36,122,113	(2,819,297)
Prepaid expenses and other assets	(3,564,263)	2,232,861
Right-of-use assets	(237,878)	3,721,341
Refundable and prepaid income taxes	(936,667)	468,790
Income taxes payable	(117,156)	150,109
Trade accounts payable	(18,470,463)	(22,202,026)
Customer deposits	4,238,596	1,500,000
Deferred revenue	(4,952,135)	(3,179,709)
Operating lease liabilities	115,274	(3,780,682)
Accrued expenses and wages	(1,905,917)	(2,732,396)
Net cash provided by (used) in operating activities from continuing operations	27,760,048	(13,256,804)
Cash flows from investing activities from continuing operations
Purchases of machinery and equipment	(1,799,148)	(4,334,169)
Proceeds from the sale of business	-	1
Advances on notes receivable	-	(900,000)
Proceeds from insurance settlement	160,454	54,921
Proceeds from sale of building	1,755,806	-
Net cash used in investing activities from continuing operations	117,112	(5,179,247)
Cash flows from financing activities
Proceeds from the exercise of common stock options	9,600	-
Proceeds under equipment note	2,356,575	416,728
Payments under finance lease	(1,981,813)	(1,695,829)
Payments under equipment note	(1,237,739)	(1,094,905)
Payments under building notes payable	(50,571)	(6,042,197)
Borrowings under term loan agreement	-	40,000,000
Payments under term loan agreement	(2,330,000)	(750,000)
Borrowings under revolving line of credit	393,285,344	454,991,301
Payments under revolving line of credit	(415,821,324)	(460,103,679)

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Years ended April 30, 2024 and 2023

Payments of debt financing costs	(509,001)	(1,566,032)
Net cash (used) in provided by financing activities	(26,278,929)	24,155,387

Cash flows from discontinued operations:
Net cash used in operating activities	-	(7,264,377)
Net cash used in investing activities	-	(134,419)
Net cash used in discontinued operations	-	(7,398,796)

Change in cash and cash equivalents	1,598,231	(1,679,460)

Cash and cash equivalents at beginning of year	819,129	2,498,589
Cash and cash equivalents at end of year	$2,417,360	$819,129

	2024	2023
Supplementary disclosures of cash flow information
Cash paid for interest	$10,171,456	$7,765,467
Cash paid for income taxes	2,404,670	2,650,641
Purchase of machinery and equipment financed
under finance leases	3,223,950	1,599,456
Right-of-use assets obtained in exchange for operating
lease liabilities	-	3,721,341
Financing of insurance policy	348,681	391,437

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024 and 2023

NOTE A - DESCRIPTION OF THE BUSINESS

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, the “Company”) operate as an independent provider of electronic manufacturing services (“EMS”) and was a provider of products to the Pet Tech market. The Pet Tech Segment was sold, effective as of April 1, 2023. The EMS segment includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. In connection with the production of assembled products, the EMS segment also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting.

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. As a result, as of the closing, the Company holds a minority 19% ownership Wagz. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved, as of April 30, 2023.

As of April 30, 2024, the Company provided manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan. Approximately 43% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2024; 31% and 10% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2023, approximately 37% of the total assets were located in foreign jurisdictions; 25% and 10% were located in China and Mexico, respectively, and 2% in other foreign locations.

The Company’s primary secured credit agreements, being the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company, the other loan party thereto and JPMorgan Chase Bank, N.A, as lender (“JPM”), and the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), contain financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s fixed payments on its indebtedness made during any fiscal period minus non-financed capital expenditures to EBITDA (as defined in the Credit Agreements) and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s borrowed money or letters of credit to EBITDA.

As of August 19, 2024, the Company was not in compliance with the financial covenants under the Credit Agreements as follows: the Fixed Charge Coverage Ratio for each of the twelve month periods ending on April 30, 2024, May 31, 2024, June 30, 2024, and July 31, 2024 was less than 1.10:1.00, the Total Debt to EBITDA Ratio for the twelve month period ending on April 30, 2024 was greater than 4.50:1.00, and the Total Debt to EBITDA Ratio for the twelve month period ending on July 31, 2024 was greater than 4.25:1.00 (collectively, the “2024 Covenant Defaults”). In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10- K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company has 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance.

Due to the 2024 Defaults, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Condensed Consolidated Balance Sheet as of April 30, 2024.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE A - DESCRIPTION OF THE BUSINESS - Continued

On August 19, 2024 (the “Third Amendment Effective Date”), the Lender Parties waived the 2024 Defaults pursuant to (i) the Waiver and Amendment No. 3 to Credit Agreement (the “JPM Amendment”) between the Company and JPM, and (ii) the Waiver and Amendment No. 3 to Credit Agreement (the “TCW Amendment” and together with the JPM Amendment, the “2024 Amendments”) by and among the Company, the TCW Lenders, and the Agent. In consideration of the TCW Amendment, the Company and the Agent also entered into the Third Amendment Fee Letter to the TCW Credit Agreement (the “Fee Letter”) dated as of the Third Amendment Effective Date. The 2024 Amendments also amended the financial covenants and certain other terms of the Credit Agreements, including, among other things, that the Company will pursue and close a Replacement Transaction (as defined in the Credit Agreements) to pay the obligations under the Credit Agreements in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. See Waivers and Amendments No. 3 within Note I – Long-Term Debt for more information.

The Company is taking steps to reduce its debt and cost structure. Most recently, since the beginning of calendar year 2024, these actions include the sale of its Elgin, Illinois property and consolidation of the Elgin operations to the Elk Grove Village, Illinois headquarters, reduction of headcounts at various operations and corporate, and inventory reduction. At this time, it is expected that these results plus the amendments to the financial covenants and other provisions of the Credit Agreements that are included in the 2024 Amendments should poise the Company for compliance. At the same time, the Company continues to explore other strategic initiatives to further reduce its debt to enable it to continue to comply with increasingly stringent financial covenants. Delays or a failure to effectively reduce debt, including due to circumstances outside of our control, could have an adverse effect on our financial position and results of operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (majority of business sold, effective as of April 1, 2023). The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuations for the fiscal year ended April 30, 2024, resulted in net foreign currency transaction losses of $796,315 compared to net foreign currency losses of $892,642 in the prior year which are reflected as cost of products sold on the Company’s Consolidated Statements of Operations.

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

April 30, 2024 and 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for credit losses, excess and obsolete reserves for inventory, deferred income, deferred taxes, valuation allowance for deferred taxes and valuation of long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid short-term investments with original maturities within three months of the purchase date.

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the industrial electronics, consumer electronics and medical/life sciences industries. Credit is extended based on evaluation of a customer’s financial condition, and, generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for expected credit losses. Accounts outstanding longer than the contractual payments terms are considered past due. The Company writes off accounts receivable when they are determined to be uncollectible.

Financing Receivables

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers without recourse. The accounts receivable balances sold are at the election of the Company. The Company incurred fees for such sales, which are reflected as selling and administrative expenses on the Company’s Consolidated Statements of Operations and were not material for the fiscal years ended April 30, 2024 and 2023.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale. During the years ended April 30, 2024 and April 30, 2023, the Company sold without recourse trade receivables of approximately $61,000,000 and $94,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows.

Allowance for Expected Credit Losses

The Company’s allowance for expected credit losses relates to receivables not expected to be collected from its customers. Management estimates the allowance for credit losses using relevant available information about expected credit losses and an age-based reserve model. This allowance is based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer and a five-year average of prior uncollectible amounts. Inputs to the model include information about historical credit losses, past events and current conditions. If there is an adverse change in the financial condition of the Company’s customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventories

Inventories are valued at cost. Cost is determined by an average cost method and the Company allocates labor and overhead to work-in-process and finished goods. In the event of an inventory write-down, the Company records expense to state the inventory at lower of cost or net realizable value. The Company establishes inventory reserves for shrinkage and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Of the Company’s raw materials inventory, a substantial portion has been purchased to fulfill committed future orders or for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory, which the Company defines as Value Over Stock Raw Materials, a provision for excess and obsolete inventories is recorded for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of products sold as the inventory is sold or otherwise relieved.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt. Deferred financing fees of $1,528,156 and $1,608,558 net of accumulated amortization of $876,524 and $457,992, respectively, as of April 30, 2024 and April 30, 2023, respectively, are deducted from long term debt on the Company’s Consolidated Balance Sheet.

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

April 30, 2024 and 2023

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

April 30, 2024 and 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested. There were 325,577 and 105,286 anti-dilutive common stock equivalents at April 30, 2024 and April 30, 2023, respectively, which have been excluded from the calculation of diluted earnings per share.

	Fiscal Years Ended
	April 30,
	2024	2023

Net (loss) income from continuing operations	$(2,486,157)	$14,194,424
Net loss from discontinued operations	-	(34,769,809)
Total net loss	(2,486,157)	(20,575,385)
Weighted-average shares
Basic	6,094,914	6,069,680
Effect of dilutive stock options	-	-

Diluted	6,094,914	6,069,680

Basic (loss) earnings per common share
Basic (loss) earnings per share from continuing operations	(0.41)	2.34
Basic loss per share from discontinued operations	-	(5.73)
Basic total loss per share	$(0.41)	$(3.39)

Diluted (loss) earnings per common share
Diluted (loss) earnings per share from continuing operations	(0.41)	2.34
Diluted loss per share from discontinued operations	-	(5.73)
Diluted total loss per share	$(0.41)	$(3.39)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company recognizes revenue when title to the goods or services are transferred to its customers, for an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s primary performance obligation to its customers is the production of finished goods electronic assembly products pursuant to purchase orders. The Company has concluded that title to the products it sells and transfers to its customers and an enforceable right to receive payment is customarily established at the point in time when the finished goods are invoiced to its customers, or in some cases delivered pursuant to the specified shipping terms of each customer arrangement. With respect to consignment arrangements, control transfers and revenue is recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms) and invoiced. In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption. For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes legal possession of dies or molds, which accounted for less than 1% of the Company’s revenue. From time to time, the Company performs engineering, design, and testing services. The Company’s performance obligations for these services are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance. None of these services were performed during fiscal 2024 and 2023. From the time that a customer purchase order is received and contract is established, the Company’s performance obligations are typically fulfilled within a few weeks after receipt of all material. The Company does not have any performance obligations that require more than 12 months to fulfill.

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

	Fiscal Years Ended
	April 30,
	2024	2023
Contract Liability (deferred revenue) beginning of period	$8,063,197	$11,242,906
Deferred revenue recognized in period	(18,504,142)	(44,017,472)
Revenue deferred in period	13,552,007	40,837,763
Deferred revenue end of period	$3,111,062	$8,063,197

The Company generally provides a warranty for workmanship, unless the assembly was designed by the Company, in which case it warrants assembly/design. The Company assembles and tests assemblies based on customers’

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

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

During fiscal year 2024, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at April 30, 2024. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of April 30, 2024, with an expected duration of greater than one year.

The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Year Ended April 30,	Year Ended April 30,
Net sales by end-market	2024	2023
Industrial Electronics	$261,411,363	$278,844,264
Consumer Electronics	86,853,315	109,043,652
Medical / Life Sciences	25,619,143	26,547,929
Total Net Sales	$373,883,821	$414,435,845

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses. Customers are typically invoiced for shipping costs and such amounts are included in net sales. Shipping and handling costs were not material to the financial statements for fiscal years 2024 or 2023.

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

April 30, 2024 and 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2024 and April 30, 2023, due to their short-term nature and are considered Level 1.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market and are considered Level 2.

Intangible Assets

Intangible assets are comprised of finite life intangible assets including customer relationships, trade names and patents. Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives of 20 years for trade names, 18 years for patents, and customer relationships which are amortized on an accelerated basis over their estimated useful life of 15 years.

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

The Company determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $9,527,773 during the third quarter of fiscal 2023. This non-cash charge was recorded to impairment of goodwill and intangible assets on the unaudited condensed consolidated statements of operations as of January 31, 2023. For the year ended April 30, 2023 this non-cash charge has been reported under discontinued operations. See Note H – Intangible Assets and Note P – Discontinued Operations, for more information.

The Company’s analysis for fiscal year 2024 did not indicate that any of its other long-lived assets were impaired. The Company has yet to experience significant cancellations of orders; however, the potential impact of future

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets - Continued

disruptions, may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

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

April 30, 2024 and 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment in Wagz - Continued

common stock was remeasured to fair value of $6,299,765, resulting in a non-cash impairment charge of $6,300,235 within the Statements of Operations during fiscal year 2022.

Pursuant to the Merger Agreement, 2,443,870 shares of common stock of the Company were issued in the merger for a value of 25,245,177, of which 1,546,592 shares are allocated to Wagz shareholders (excluding the Company) for a total value of $15,976,295, and 897,278 shares are allocated to the Company and treated as treasury stock for a total value of $9,268,881, recorded in the Statements of Changes in Stockholders’ Equity for the fiscal year 2022. The treasury shares were retired as of April 30, 2022. On April 28, 2023, effective as of April 1, 2023, the Company sold a majority of its interest in Wagz, which operated the Pet Tech business. Please refer to Note F – Disposition, for more information. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved as of April 30, 2023.

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

April 30, 2024 and 2023

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

NOTE C - ALLOWANCE FOR CREDIT LOSSES

Changes in the Company’s allowance for credit losses are as follows:

	2024	2023
Beginning Balance	$100,000	$100,000
Bad debt expense	(40,534)	-
Bad debt recovery	-	-
Write-offs	-	-
	$59,466	$100,000

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2024	2023

Finished products	$18,457,912	$22,093,018
Work-in-process	4,492,609	5,415,917
Raw materials	108,224,069	142,612,325
	131,174,590	170,121,260
Less obsolescence reserve (1)	2,323,689	4,566,061
	$128,850,901	$165,555,199

(1)The obsolescence reserve primarily relates to raw materials.

Changes in the Company’s inventory obsolescence reserve are as follows:

	2024	2023

Beginning balance	$4,566,061	$3,236,347
Provision for obsolescence	582,185	488,000
Provision for Wagz inventory	-	1,441,063
Write-offs	(2,824,557)	(599,349)
	$2,323,689	$4,566,061

NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2024	2023

Land and buildings	$17,112,294	$18,826,246
Machinery and equipment	86,591,310	85,895,593
Office equipment and software	15,297,251	14,675,432
Leasehold improvements	3,139,190	3,137,540
Equipment under finance leases	9,111,077	6,300,225
	131,251,122	128,835,036
Less accumulated depreciation and amortization,
including accumulated amortization of assets
under finance leases of $1,658,432 and $1,006,128 at April 30,
2024 and 2023, respectively	97,496,044	93,046,679

Property, machinery and
equipment, net	$33,755,078	$35,788,357

Depreciation and amortization expense of property, machinery and equipment was $5,939,172 and $5,817,659 for the fiscal years ended April 30, 2024 and April 30, 2023, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE F – DISPOSITION

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. As a result, as of the closing, the Company holds a minority 19% ownership Wagz. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved, as of April 30, 2023.

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

The Pet Tech reportable segment offered electronic products such as the Freedom Smart Dog Collar™, a wireless geo-mapped fence and wellness system, along with apparel and accessories. The Pet Tech Segment was sold, effective as of April 1, 2023. The results for the Pet Tech Segment are reported as discontinued operations for fiscal 2023.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note-A Description of the Business. The CODM allocates resources to and evaluates the performance of each operating segment based on operating income.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE G – SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended April 30, 2024
	EMS		Pet Tech
	Segment		Segment	Consolidated

Net sales	$373,883,821		$-	$373,883,821

Operating income	7,133,915		-	7,133,915

Other income				466,704
Interest expense, net				(10,362,038)

Loss before income taxes				$(2,761,419)

Purchases of machinery and equipment	5,023,098		-	5,023,098

Depreciation and amortization of property, machinery and equipment	5,939,172		-	5,939,172

Identifiable assets	$223,793,975	$		$223,793,975

	Fiscal Year Ended April 30, 2023
	EMS		Pet Tech
	Segment		Segment	Consolidated

Net sales (1) (2)	$414,435,845		$1,598,929	$416,034,774

Operating income (loss) (2)	24,957,646		(32,887,193)	(7,929,547)

Other income				632,223
Interest expense, net				(8,403,904)

Income before income taxes				$(15,701,228)

Purchases of machinery and equipment	4,334,169		134,419	4,468,588

Depreciation and amortization	5,817,659		45,877	5,863,536

Identifiable assets (2)	$268,627,199	$		$268,627,199

(1)The EMS segment manufactures products sold to the Pet Tech segment. Related intersegment sales of $938,370 have been eliminated.

(2)The results for the Pet Tech Segment are reported as discontinued operations for fiscal 2023.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE G – SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

The following tables set forth net sales from continuing operations and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
	April 30, 2024	April 30, 2023
Net sales:
U.S.	$111,520,788	$117,389,877
China	38,363,805	48,584,165
Vietnam	6,101,237	11,523,284
Mexico	217,897,991	236,938,519
Total net sales	$373,883,821	$414,435,845

	Fiscal Year Ended
	April 30, 2024	April 30, 2023
Tangible long-lived assets, net:
U.S.	$16,938,201	$20,371,298
China	3,699,857	4,212,780
Mexico	20,091,947	17,574,899
Other	488,374	854,803
Total tangible long-lived assets, net	$41,218,379	$43,013,780

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE H - INTANGIBLE ASSETS

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2024 as follows:

	April 30, 2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	$4,690,000	$3,710,812	$979,188

Intangible assets subject to amortization are summarized as of April 30, 2023, as follows:

	April 30, 2023
	Gross
	Carrying	Accumulated	Impairment	Write Off	Net Intangible
	Amount	Amortization	Amount	Amount	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,378,970	-	-	1,311,030
Wagz:
Trade name	1,230,000	68,380	813,960	347,660	-
Patents	9,730,000	586,313	8,713,813	429,874	-
Total	$15,650,000	$4,033,663	$9,527,773	$777,534	$1,311,030

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE H - INTANGIBLE ASSETS - Continued

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining fiscal years is as follows:

For the fiscal years ending April 30:
	2025	$324,707
	2026	317,726
	2027	310,895
	2028	25,860
		$979,188

Amortization expense was $331,842 and $339,133 for the years ended April 30, 2024 and April 30, 2023, respectively.

NOTE I - LONG-TERM DEBT

Debt and finance lease obligations consisted of the following at April 30, 2024 and April 30, 2023:

	2024	2023

Debt:
Notes Payable - Banks	$66,102,020	$90,968,000
Notes Payable - Buildings	366,572	417,143
Notes Payable - Equipment	4,642,951	3,524,115
Unamortized deferred financing costs	(1,528,156)	(1,608,558)
Total debt	69,583,387	93,300,700
Less current maturities*	66,244,227	52,761,520
Long-term debt	$3,339,160	$40,539,180

Finance lease obligations	$5,361,574	$4,119,437
Less current maturities	2,214,127	1,523,259
Total finance lease obligations, less current portion	$3,147,447	$2,596,178

* Due to the 2024 Defaults, the Facility (as defined below) was classified as a current liability on the Consolidated Balance Sheet at April 30, 2024. Due to availability being less than 10% of the Revolving Commitment, the Facility (as defined below) has been classified as a current liability on the Consolidated Balance Sheet at April 30, 2023.

Notes Payable – Secured lenders

On January 29, 2021, the Company entered into a Credit Agreement (the “JPM Agreement”) with JPMorgan Chase Bank, N.A. (“Lender” or “JPM”), pursuant to which Lender provided the Company with a secured credit facility consisting of a revolving loan facility and a term loan facility (collectively, the “Facility”).

On July 18, 2022, SigmaTron, Wagz and Lender amended and restated the JPM Agreement. Wagz and its property were released from the JPM Credit Agreement, effective April 1, 2023, pursuant to a Waiver, Consent and Amendment No. 1 to the JPM Credit Agreement (“JPM 2023 Waiver”) effective as of April 1, 2023. The Facility, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders – Continued

reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027. Deferred financing costs of $202,616 and $332,139 were capitalized during the fiscal year ended April 30, 2024 and April 30, 2023, respectively, which are amortized over the term of the JPM Credit Agreement. As of April 30, 2024, there was $28,598,719 outstanding and $13,443,766 of unused availability under the revolving loan facility compared to an outstanding balance of $51,134,699 and $11,539,183 of unused availability at April 30, 2023. As of April 30, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $592,664 and $572,191, respectively.

Under the JPM Credit Agreement, a minimum Fixed Charge Coverage Ratio (as defined in the JPM Credit Agreement) is applicable (a) commencing on the Effective Date (as defined in the JPM Credit Agreement) and ending when the Term Loan Obligations (as defined in the JPM Credit Agreement) have been paid in full and (b) following the payment in full of the Term Loan Obligations, when (i) an event of default (as defined in the JPM Credit Agreement) has occurred and is continuing, and Lender has elected to impose the Fixed Charge Coverage Ratio covenant upon notice to the Company or (ii) availability falls below the greater of (y) 10% of the Revolving Commitment and (z) the outstanding principal amount of the term loans. In addition, prior to the amendment to the JPM Credit Agreement pursuant to the JPM 2023 Waiver (as discussed below under “2023 Waiver, Consent and Amendment to Credit Agreements”), the JPM Credit Agreement imposed a financial covenant that required the Company to maintain a leverage ratio of Total Debt to EBITDA (each as defined in the JPM Credit Agreement) for any twelve month period ending on the last day of a fiscal quarter through the maturity of the revolving Facility not to exceed a certain amount, which ratio (a) ranged from 5.00-to-1 for fiscal quarters beginning with the fiscal quarter ending on January 31, 2023 to 3.00-to-1 for the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio (as defined in the JPM Credit Agreement) as of the end of the applicable fiscal quarter is less than or equal to 1.50-to-1) and (b) ranged from 5.50-to-1 for the fiscal quarter ending on January 31, 2023 to 4.00-to-1 for the fiscal quarters beginning with the fiscal quarter ending on July 31, 2026 (if the Term Loan Borrowing Base Coverage Ratio as of the end of the applicable fiscal quarter is greater than 1.50-to-1).

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

In connection with the entry into the JPM Credit Agreement, Lender and TCW, as administrative agent under the Term Loan Agreement, entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE I – LONG-TERM DEBT – Continued

Notes Payable – Secured lenders – Continued

On July 18, 2022, SigmaTron, Wagz and TCW entered into the Term Loan Agreement pursuant to which TCW made a term loan to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). Wagz and its property were released from the Term Loan Agreement, effective April 1, 2023, pursuant to a Waiver, Consent and Amendment No. 1 to the Credit Agreement (the “TCW 2023 Waiver”) effective as of April 1, 2023. The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of April 30, 2024, was $37,503,301 compared to an outstanding balance of $39,833,301 at April 30, 2023. Deferred financing costs of $183,469 and $1,233,894 were capitalized during the fiscal year ended April 30, 2024 and April 30, 2023, respectively. As of April 30, 2024 and April 30, 2023, the unamortized amount offset against outstanding debt was $935,492 and $1,036,367, respectively.

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

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s Elk Grove Village real estate, (ii) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan. The net proceeds received by the Company from the sale of the Elgin, Illinois, property in February, 2024, reduced the TCW Term Loan.

2023 Waiver, Consent and Amendment to Credit Agreements

On March 2, 2023, the Company received notices of default from JPM (the “JPM 2023 Notice”) and TCW (“TCW 2023 Notice” and together with the JPM 2023 Notice, the “2023 Notices”). The 2023 Notices indicated the occurrence of certain events of default under the Credit Agreements. In addition, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-Q for the fiscal quarter ended January 31, 2023. This notification also constituted a default under the Credit Agreements. The Nasdaq delinquency was remedied on May 19, 2023.

The JPM 2023 Notice indicated that the Lender was informed of the occurrence of events of defaults and the continuation thereof under the JPM Credit Agreement as a result of the Company’s failure to maintain a Fixed Charge Coverage Ratio for the twelve month period ended January 31, 2023 of at least 1.10x as required under the JPM Credit Agreement (the “JPM 2023 Covenant Defaults”).

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders - Continued

The TCW 2023 Notice indicated that Agent and TCW Lenders were informed of the occurrence of events of default and the continuation thereof under the Term Loan Agreement (described below) as a result of the Company permitting the Total Debt to EBITDA Ratio for the twelve month period ended on January 31, 2023 to be greater than 5.00:1.00 in violation of the Term Loan Agreement and the Company’s failure to maintain the Fixed Charge Coverage Ratio as required under the JPM Credit Agreement (the “TCW 2023 Covenant Defaults” and together with the JPM 2023 Covenant Defaults, the “2023 Defaults”).

As a result of the 2023 Defaults, the Company was not in compliance with its financial covenants under the Credit Agreements as of January 31, 2023. Due to the 2023 Notices received on March 2, 2023, from each of JPM and TCW, the total debt balances for both the Facility and the TCW Term Loan had been classified as a current liability on the Condensed Consolidated Balance Sheet as of January 31, 2023.

On April 28, 2023, the Company entered into (i) the JPM 2023 Waiver with Wagz and JPM, as lender, which waived certain events of default under and amended certain terms of the JPM Credit Agreement and (ii) the TCW 2023 Waiver with Wagz, the TCW Lenders and Agent, which waived certain events of default under and amended certain terms of the Term Loan Agreement.

Pursuant to the 2023 Waivers, the Company agreed, among other things, to (i) if requested by the Agent, effect a corporate restructuring that would create a new holding company structure to own all of the Company’s stock through a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, after which the holding company would continue as the public company, become a guarantor under the Credit Agreements and pledge to the Lender Parties all of the equity of the Company (the “Corporate Restructuring”), (ii) engage a financial advisor to review certain of the Company’s financial reporting to JPM and the Agent and participate in weekly conference calls with the advisor, JPM and the Agent to discuss and provide updates on the Company’s liquidity and operations, (iii) extend the Wagz Loan, (iv) pay to JPM an amendment fee in the amount of $70,000, paid in cash, and (v) pay to the TCW Lenders an amendment fee of $395,000 and a default rate fee of $188,301, both of which were paid in kind by being added to the principal of the TCW Term Loan. The Company engaged a financial advisor in April 2023 and developed cashflow modeling tools. The financial advisor engagement was completed in September 2023.

The 2023 Waivers also amended the Credit Agreements to, among other things, (x) require that the Company maintain a minimum of $2.5 million in revolver availability under the JPM Credit Agreement, (y) modify the definition of EBITDA to allow adjustments to account for Wagz operating losses, impairment charges relating to the write-down of the Wagz business, the Wagz Loan and net assets of the Company and Wagz, and expenses relating to the 2023 Waivers, the Company’s sale of the majority ownership interest in Wagz under the SPA, and (z) modify the existing Total Debt to EBITDA Ratios (as defined in the Credit Agreements), assuming the Term Loan Borrowing Base Coverage Ratio (as defined in the Credit Agreements) is less than or equal to 1.50:1.0, to range from 4.50:1.0 for the twelve months ended October 31, 2023 to 4.00:1.0 for the twelve months ending October 31, 2024.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders - Continued

In addition, during the PIK Period (defined in the Term Loan Agreement), pursuant to the TCW 2023 Waiver, if the Total Debt to EBITDA Ratio for the trailing twelve month period as of the end of a third fiscal quarter exceeds the ratios that were in effect prior to the amendment (as set forth in the far right column of the table above) for that fiscal quarter, then the Applicable Margin under the Term Loan Agreement in respect of the outstanding TCW Term Loan would increase by an amount equal to 1.0% per annum for the fiscal quarter, with such interest being paid in kind. Furthermore, the JPM 2023 Waiver modified the definition of Applicable Margin from a fixed amount equal to 2.00% to an amount that varies from 2.00% (for revolver availability greater than or equal to $20.0 million), to 2.50% (for revolver availability greater than or equal to $10.0 million), to 3.00% (for revolver availability less than $10.0 million), and fixed the Applicable Margin at 3.00% for six months starting April 1, 2023.

In exchange for such agreements, the Lender Parties waived all of the existing events of default under the Credit Agreements through March 31, 2023, consented to the sale of the majority ownership interest in Wagz and released Wagz and its property and the Company’s 81% ownership interest in Wagz that was sold to Buyer from the lien of the Lender Parties.

In connection with the 2023 Waivers, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of the majority ownership interest in Wagz, effective as of April 1, 2023.

Amendment No .2

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

Waivers and Amendments No. 3

On August 19, 2024 (the “Third Amendment Effective Date”), the Company entered into the JPM Amendment and the TCW Amendment (together, the “2024 Amendments”) which provided for, among other things, a waiver of the Company’s noncompliance with the financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), in each case as of the Third Amendment Effective Date.

The 2024 Amendments also amended other provisions of the Credit Agreements, including to: (i) modify the minimum ratios under the Fixed Charge Coverage Ratio to range from 0.70:1.0 for the twelve months ending as of July 31, 2024, to 1.00:1.0 for the twelve months ending as of September 30, 2025 and thereafter, measured monthly; (ii) adjust the maximum ratios under the Total Debt to EBITDA Ratio to range from 6.50:1.0 for the twelve months ending as of July 31, 2024, to 3.50:1.0 for the twelve months ending as of April 30, 2027, measured quarterly; (iii) modify the definition of EBITDA to allow for additional adjustments for certain transactions and charges; (iv) provide for the reimbursement of certain fees by the Company in connection with the Amendments or the transactions contemplated thereby; (v) increase the minimum required Availability (as defined in the JPM Credit Agreement) to $3.5 million starting on the Third Amendment Effective Date; (vi) provide that the Company must pursue and close a Replacement

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE I - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders - Continued

Transaction to pay the Obligations (as defined in the Credit Agreements) in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025; and (vii) require the Company to engage a financial advisor if requested by the Agent after November 1, 2024.

In addition, pursuant to the JPM Amendment, the parties agreed to reduce the Revolving Commitment (as defined in the JPM Credit Agreement) from $70 million to $55 million as of the Third Amendment Effective Date and pay to JPM certain amendment fees and certain additional fees if the Company does not meet certain financial milestones by the applicable measurement periods specified in the JPM Amendment.

In addition, pursuant to the TCW Amendment the parties agreed to (i) amend the principal payment schedule under the Term Loan to $250,000 per quarter; (ii) extend the PIK Period (as defined in the TCW Credit Agreement) for three additional quarters beyond October 31, 2024 if the Total Debt to EBITDA Ratio exceeds a certain threshold as of certain dates; (iii) permit the Company to elect to pay on a quarterly basis in-kind a portion of the Baseline Applicable Margin (as defined in the TCW Credit Agreement) per annum provided no default or event of default under the TCW Credit Agreement has occurred; (iv) increase a portion of the Term Loan Borrowing Base (as defined in the TCW Credit Agreement) based on the value of the Company’s real estate; (v) reduce the asset coverage pre-payment ratio under the Term Loan to 90% of the outstanding principal balance; and (vi) provide the Agent with the right to appoint a non-voting observer to attend regular meetings of the Company’s Board of Directors and any relevant committees.

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the Term Loan, provided the Company does meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance.

All other material terms of the Credit Agreements, as amended by the Amendments, remain unchanged.

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and expired in accordance with its terms on February 7, 2024. On March 1, 2024, the agreement was renewed, and is scheduled to expire on February 1, 2025. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of April 30, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE I - LONG-TERM DEBT – Continued

Notes Payable – Secured lenders - Continued

monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at April 30, 2024 and April 30, 2023, respectively.

Notes Payable – Buildings

The Facility also included two term loans, in the aggregate principal amount of $6,500,000. A final aggregate payment of approximately $4,368,444 was due on or before January 29, 2026. On July 18, 2022, a portion of the proceeds of the TCW Term Loan was used to pay in full both term loans extended by Lender. There was no outstanding balance at April 30, 2024 and April 30, 2023.

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $366,572 and $417,143 at April 30, 2024 and April 30, 2023, respectively.

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

Annual maturities of the Company’s debt, net of deferred financing fees for each of the next five years and thereafter, as of April 30, 2024, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2025	$64,573,864	$53,557	$1,616,806	$66,244,227
2026	-	56,719	1,271,466	1,328,185
2027	-	60,068	774,490	834,558
2028	-	63,614	580,823	644,437
2029	-	67,370	399,366	466,736
Thereafter	-	65,244	-	65,244
	$64,573,864	$366,572	$4,642,951	$69,583,387

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE I - LONG-TERM DEBT – Continued

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through March 1, 2028, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.03% to 12.09% per annum.

Annual future minimum obligations under outstanding finance leases agreements for each of the next five fiscal years and thereafter, as of April 30, 2024, are as follows:

Fiscal Year	Total

2025	$2,657,549
2026	1,990,280
2027	1,160,335
2028	362,983
2029	-
Total minimum lease payments	6,171,147
Less: Amounts representing interest	809,573
Present value of net minimum lease payments	$5,361,574

Other Long-Term Liabilities

As of April 30, 2024 and April 30, 2023 the Company had recorded $93,084 and $100,350, respectively, for seniority premiums of which none were for retirement accounts related to benefits for employees of the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE J - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2024	2023

Interest	$343,652	$505,423
Commissions	78,481	193,480
Professional fees	184,067	268,526
Other - Purchases	287,929	359,647
Other	1,660,131	1,606,354

	$2,554,260	$2,933,430

Accrued wages consist of the following at April 30:

	2024	2023

Domestic wages	$2,337,695	$2,184,469
Bonuses	215,658	2,282,927
Foreign wages	4,193,113	3,449,870

	$6,746,466	$7,917,266

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE K - INCOME TAX

U.S. and foreign income before income (loss) tax expense for the fiscal years ended April 30 are as follows:

	2024	2023

Domestic	$(8,990,544)	$11,138,944
Foreign	6,229,125	6,047,021

	$(2,761,419)	$17,185,965

Income Tax Provision

The income tax (benefit) expense for the fiscal years ended April 30 consists of the following:

	2024	2023

Current
Federal	$(50,378)	$3,219,203
State	(158,524)	742,275
Foreign	1,724,948	1,392,834
Total Current	1,516,046	5,354,312

Deferred
Federal	(1,360,349)	(2,282,300)
State	(156,142)	(459,788)
Foreign	(274,817)	379,317
Total Deferred	(1,791,308)	(2,362,771)

Income tax (benefit)	$(275,262)	$2,991,541

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE K - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax expense and the amounts computed by applying the statutory Federal income tax rates to income from continuing operations before tax expense for the fiscal years ended April 30 are as follows:

	2024	2023

U.S Federal Provision:
At statutory rate	$(579,898)	$3,609,047
State taxes	(345,697)	(1,007,854)
Change in valuation allowance	88,319	5,909,955
Benefit of NOL carryforward	-	(428,662)
Foreign tax differential	462,543	477,375
Impact of state tax rate change	271,321	(3,177)
Global intangible low tax inclusion	408,536	135,721
Foreign valuation allowance	(60,157)	45,278
Impact of foreign permanent items other non deductible items	57,374	142,303
Investment in subsidiary	27,548	(5,694,916)
Tax credits and other permanent differences	(460,755)	(76,654)
Foreign currency exchange (gain)/loss in local jurisdiction	(194,352)	(47,951)
Foreign inflation adjustment	(118,271)	(78,625)
Stock-based compensation	168,227	9,701

Provision for income taxes (benefit)	$(275,262)	$2,991,541

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2024	2023

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$1,616,789	$464,828
Research and other credits	78,100	78,100
Other intangibles - US	351,663	443,460
Reserves and accruals	940,443	1,428,485
Stock-based compensation	517,612	452,858
Capital loss carryforward	5,866,835	5,833,375
Inventory	2,156,641	3,153,198
Interest expense carryforward	1,919,424	1,009,274
Lease liabilities	2,139,779	2,079,443
Allowance for credit losses	14,528	25,360
Investment in subsidiary	1,359,628	1,349,152
Other	-	34,065
Capitalized R&D	134,648	-
Capitalized interest	477,660	-
Total gross deferred tax assets	17,573,750	16,351,598
Less: valuation allowance	7,302,639	7,703,517

Net deferred tax assets	$10,271,111	$8,648,081

Deferred Tax Liabilities
Property, machinery & equipment	$(3,462,824)	$(3,641,468)
Prepaids	(235,964)	(329,062)
Operating Lease right-of-use assets	(2,027,568)	(1,956,894)
Federal benefit of state taxes	(112,545)	(79,755)
Total deferred tax liabilities	$(5,838,901)	$(6,007,179)

Deferred tax asset	$4,432,210	$2,640,902
Deferred tax liability	-	-
Net deferred tax asset	$4,432,210	$2,640,902

The Company has a U.S. Federal NOL carryforward of approximately $6,102,000 as of April 30, 2024. The U.S. Federal NOL does not expire and is limited to 80% of taxable income each year. The Company has a total tax effected NOL carryforward of $1,616,789. This includes state tax effected NOLs of $335,317.

The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. SigmaTron and Wagz filed U.S. tax returns

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

on a consolidated basis for periods during which Wagz was wholly owned. Therefore, a valuation allowance was previously established on the group’s U.S. deferred tax assets during fiscal year 2022. After the sale of Wagz, SigmaTron will file on a standalone basis and utilize its U.S. deferred tax assets with the exception of the capital loss on sale and certain foreign tax credits. The Company previously maintained a valuation allowance on certain foreign loss carryforwards, however, all foreign tax loss carryforwards have been used as of April 30, 2024 and no related valuation allowance remains. The Company established a valuation allowance of $7,302,639 on its U.S. capital loss and foreign tax credit carryforwards as of April 30, 2024.

Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Absent meeting an exception, unrepatriated foreign earnings generally remain subject to local country withholding taxes upon repatriation. The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of undistributed earnings of approximately $17,144,000 at April 30, 2024.

Unrecognized Tax Benefits

As of April 30, 2024, gross unrecognized tax benefits totaled approximately $138,000 and accrued interest and penalties totaled $8,000 for an aggregate gross amount of $146,000. The entire balance of $146,000 of unrecognized tax benefits if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

April 30,
2024
Beginning gross unrealized tax benefits	$-
Changes in balances related to tax positions during prior periods	146,000
Changes in balances related to tax positions during current periods	-
Settlements and effective settlements with tax authorities	-
Ending gross unrecognized tax benefits	$146,000

The Company accrues potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. For the fiscal year ended April 30, 2024, the Company recognized a net increase of approximately $8,000 in potential interest associated with uncertain tax positions.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Company’s Consolidated Statements of Operations. For the fiscal years ended April 30, 2024 and April 30, 2023, the amount included in the Company’s Consolidated Balance Sheet for such liabilities was $8,000 and $0, respectively.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2021.

NOTE L - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors 401(k) retirement savings plans, which are available to all non-union U.S. employees. The Company may elect to match 25.0% of the first 5.0% participant contributions up to $2,000 per participant annually. The Company contributed $217,591 and $204,924 to the plans during the fiscal years ended April 30, 2024 and April 30, 2023, respectively. The Company incurred total expenses of $18,637 and $17,325 for the fiscal years ended April 30, 2024 and April 30, 2023, respectively, relating to costs associated with the administration of the plans.

NOTE M - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2024, the Company’s largest customer accounted for 13.1% of the Company’s net sales and 4.6% of accounts receivable. For the fiscal year ended April 30, 2023, the Company’s largest customer accounted for 13.4% of the Company’s net sales and 6.8% of accounts receivable. Further, the Company has $1,885,891 in cash in China as of April 30, 2024. Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits under certain circumstances. Funds above this amount are not insured by a guaranteed deposit insurance system. Under the Federal Deposit Insurance Corporation (“FDIC”) program, deposit insurance insures up to $250,000 held in participating U.S. banks.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE N - LEASES – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		April 30,	April 30,
	Classification	2024	2023
Operating Leases:
Right-of-use Assets	Right-of-use assets	$7,463,301	$7,225,423
Operating lease current liabilities	Current portion of operating lease obligations	2,789,107	2,908,213
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	4,958,247	4,723,867
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	6,959,660	5,294,097
Finance lease current liabilities	Current portion of finance lease obligations	2,214,127	1,523,259
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	3,147,447	2,596,178

The components of lease expense for the fiscal years ended April 30, 2024 and 2023 are as follows:

		April 30,	April 30,
	Classification	2024	2023
Operating Leases:
Operating lease cost	Cost of products sold	3,597,855	2,544,415
Variable lease cost	Cost of products sold	213,754	223,431
Short term lease cost	Cost of products sold	11,400	9,000
Finance Leases:
Amortization of right-of-use assets	Cost of products sold	2,766,438	2,369,642
Interest expense	Interest expense, net	528,613	414,863
Total		7,118,060	5,561,351

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE N - LEASES – Continued

The weighted average lease term and discount rates for the fiscal years ended April 30, 2024 and 2023 are as follows:

	April 30,	April 30,
	2024	2023
Operating Leases:
Weighted average remaining lease term (months)	42.3	36.3
Weighted average discount rate	4.8%	3.3%
Finance Leases:
Weighted average remaining lease term (months)	31.92	31.79
Weighted average discount rate	10.2%	9.8%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the fiscal years ending April 30:
2025	3,094,091	2,657,549
2026	2,572,823	1,990,280
2027	971,166	1,160,335
2028	715,105	362,983
2029	729,407	-
Thereafter	443,414	-
Total undiscounted lease payments	8,526,006	6,171,147
Present value discount, less interest	778,652	809,573
Lease liability	$7,747,354	$5,361,574

Supplemental disclosures of cash flow information related to leases as of fiscal years ended April 30, 2024 and 2023 are as follows:

	April 30,	April 30,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	528,613	414,863
Operating cash flows from operating leases	285,081	316,434
Financing cash flows from finance leases	1,981,813	1,695,829
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	3,223,950	1,599,456
Right-of-use assets obtained in exchange for operating lease liabilities	237,878	3,721,341

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees may acquire shares of SigmaTron’s common stock. All Option Plans have been approved by SigmaTron’s stockholders. At April 30, 2024, the Company has 39,963 shares available for future issuance to employees under the employee plans. The Option Plans are interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Each option under the Option Plans is exercisable for one share of stock. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of SigmaTron’s common stock on the date of grant using the Black-Scholes option pricing model.

The Company granted 177,000 options for shares of SigmaTron’s common stock to employees in the first quarter of fiscal year 2024, of which 33% vested immediately, 33% will vest in the first quarter of fiscal year 2025 and the balance will vest in the first quarter of fiscal year 2026. The Company recognized approximately $230,443 in compensation expense in fiscal year 2024. There was $168,905 of unrecognized compensation expense as of April 30, 2024.

The Company estimated the fair value of these stock options on the date of the grant using the Black-Sholes option pricing model with the following assumptions:

2021 Option Plan
Fiscal 2024 Awards
Expected volatility	73.0%
Risk-free interest rate	3.95%
Expected life of options (in years)	5.75
Grant date fair value	$3.42

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

The Company authorized 400,000 shares under the Option Plans in fiscal year 2022. The Company granted 362,500 options for shares of SigmaTron’s common stock to employees in the fourth quarter of fiscal year 2022, of which 25% vested immediately, 25% vested during the fourth quarter of fiscal year 2023, 25% vested during the fourth quarter of fiscal year 2024 and 25% will vest during the fourth quarter of fiscal year 2025. There were 16,250 and 138,750 forfeited options for shares in fiscal year 2024 and 2023, respectively. The Company recognized $150,591 and $184,343 in compensation expense in fiscal year 2024 and 2023, respectively. There was $150,590 and $368,685 of unrecognized compensation expense as of April 30, 2024 and April 30, 2023, respectively.

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

April 30, 2024 and 2023

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

Expected volatility was based on the monthly changes in SigmaTron’s historical common stock prices over the expected life of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life of the options. The expected life of options is based on the terms of the options.

The Company has a restricted stock plan under which non-employee directors may acquire shares of SigmaTron’s common stock.  The restricted stock plan has been approved by SigmaTron’s stockholders.  At April 30, 2024, the Company has 15,000 shares available for future issuance under the non-employee director plan.  The restricted stock plan is interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. All awarded stock under the plan vests in six months from the date of grant. Awarded stock under this plan is granted at the closing price of SigmaTron’s common stock on the date of grant.

In October 2023, the Company issued 25,000 shares of restricted SigmaTron common stock pursuant to the 2021 Non-Employee Director Restricted Stock Plan, which fully vested on April 2, 2024. The Company recognized $76,749 in compensation expense in fiscal year 2024. There was no balance of unrecognized compensation expense related to the Company’s restricted stock award at April 30, 2024. The aggregate grant date fair value of restricted stock awards granted in October 2023 was computed in accordance with FASB ASC Topic 718.

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

In January 2022, the Company issued 15,000 shares of restricted SigmaTron common stock pursuant to the 2021 Non-Employee Director Restricted Stock Plan, which fully vested on July 8, 2022. The Company recognized $49,873 in compensation expense in fiscal year 2023. There was no balance of unrecognized compensation expense related to the Company’s restricted stock award at April 30, 2023. The aggregate grant date fair value of restricted stock awards granted in January 2022 was computed in accordance with FASB ASC Topic 718.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

The table below summarizes option activity through April 30, 2024:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2022	792,044	5.79	549,669
Options cancelled during 2023	(11,650)	3.60
Options forfeited during 2023	(138,750)	6.66
Outstanding at April 30, 2023	641,644	5.70	552,894
Options exercised during 2024	(3,000)	3.20
Options cancelled during 2024	(12,813)	4.24
Options forfeited during 2024	(16,250)	6.66
Options granted during 2024	177,000	3.42
Outstanding at April 30, 2024	786,581	$5.20	632,331

Intrinsic value is calculated as the positive difference between the market price of SigmaTron’s common stock and the exercise price of the underlying options. As of April 30, 2024 and April 30, 2023, the aggregate intrinsic value of options exercised was $3,120 and $0, respectively. As of April 30, 2024 and April 30, 2023, the aggregate intrinsic value of the options outstanding was $226,432 and $0, respectively. As of April 30, 2023, the difference between the market price of the Company’s common stock and the exercise price of the underlying options was negative.

Information with respect to stock options outstanding and exercisable at April 30, 2024 is as follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2024	contract life	exercise price
Range of exercise prices

$ 3.20-6.66	632,331	5.43 years	$5.45

	632,331		$5.45

There were 154,250 and 88,750 non-vested stock options as of April 30, 2024 and April 30, 2023, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023
NOTE P – DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, the Company exited its active involvement in the Pet Tech business that is conducted by Wagz through the sale by the Company of a majority stake in Wagz, effective as of April 1, 2023. As a result, as of the closing, the Company holds a minority 19% ownership Wagz. However, the Company determined that due to financial uncertainty of Wagz after the Company’s sale, the 19% ownership interest was fully reserved, as of April 30, 2023.

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

Pet Tech Segment (Wagz Business)

The following amounts related to the Pet Tech Segment (Wagz Business) have been segregated from the Company’s continuing operations and are reported as discontinued operations:

	Fiscal Year Ended April 30,
	2024	2023
Net Sales	$-	$1,598,929
Cost of products sold	-	1,732,352
Gross (loss) profit	-	(133,423)

Selling and administrative expenses	-	9,656,999
Impairment of goodwill and other long-lived assets	-	23,096,771

Operating loss	-	(32,887,193)

Loss on sale of a business	-	(3,742,709)

Loss before income taxes from discontinued operations	-	(36,629,902)

Income tax benefit	-	1,860,093

Loss from discontinued operations	$-	$(34,769,809)

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA FROM CONTINUING OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2024:

	First	Second	Third	Fourth
2024	Quarter	Quarter	Quarter	Quarter

Net sales (1)	$98,130,356	$98,691,684	$95,919,888	$81,141,893

Gross profit (2)	9,651,220	9,687,755	9,926,960	4,260,383

Income (loss) before income	107,964	371,928	676,742	(3,918,053)
taxes (2)

Net income (loss) from continuing operations	262,099	28,262	599,006	(3,375,524)

Earnings (loss) per share	$0.04	$0.00	$0.10	$(0.55)
Basic

Earnings (loss) per share	$0.04	$0.00	$0.10	$(0.55)
Diluted

Weighted average shares- Basic	6,091,288	6,091,331	6,094,288	6,099,955

Weighted average shares- Diluted	6,100,284	6,190,696	6,120,317	6,099,955

1)During the three months ended April 30, 2024, the Company identified an immaterial error in amount related to revenue recognition that impacted previously filed quarterly amounts. Management evaluated the effect of the error on the previously filed quarterly financial statements and concluded that the error was not material in amount. As a result, in the three months ended April 30, 2024, the Company recorded an out of period adjustment to decrease sales and cost of products sold, each by approximately $4,500,000. This adjustment had no impact on gross profit, income (loss) before income taxes, earnings (loss) from continuing operations, or basic or diluted earnings (loss) per share.

2)In the fourth quarter of fiscal year 2024 physical inventory results were completed resulting in a decrease in income before taxes of approximately $1,865,000.

SigmaTron International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

April 30, 2024 and 2023

NOTE Q - SELECTED QUARTERLY FINANCIAL DATA FROM CONTINUING OPERATIONS (UNAUDITED) - Continued

On April 1, 2023, SigmaTron completed the sale of its Wagz, Inc. business. The results of the Wagz, Inc. business have been reported as discontinued operations in the Consolidated Statements of Operations through the date of sale. These changes have been applied to all periods presented. See Note P - Discontinued Operations, for additional information.

The following is a summary of unaudited quarterly financial data for fiscal year 2023:

	First	Second	Third	Fourth
2023	Quarter	Quarter	Quarter	Quarter

Net sales	$105,189,979	$108,221,068	$92,736,725	$108,288,073

Gross profit	11,577,220	13,306,079	11,160,904	15,409,394

Income before income	4,129,636	4,858,965	2,892,683	5,304,681
taxes (1)

Net income from continuing operations	3,600,236	3,602,998	2,949,459	4,041,731

Earnings per share from continuing operations	$0.59	$0.59	$0.49	$0.67
Basic

Earnings per share	$0.58	$0.59	$0.49	$0.67
Diluted

Weighted average shares- Basic	6,058,908	6,071,288	6,071,288	6,077,490

Weighted average shares- Diluted	6,191,395	6,145,223	6,071,288	6,077,490

1)The Company records inventory reserves for valuation and shrinkage throughout the year based on historical data. In the fourth quarter of fiscal year 2023 physical inventory results were completed resulting in an increase in income before taxes of approximately $650,000 net of a provision for inventory reserves of approximately $1,900,000.

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