Form 10-K/A
period 2024-04-30
SIGMATRON INTERNATIONAL INC
filed 2024-09-06
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

EXPLANATORY NOTE

SigmaTron International, Inc. (the "Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended April 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2024 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K.

In accordance with, among other things, Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Amendment No. 1 is also restated in its entirety, and this Amendment No. 1 is accompanied by a currently dated certification on Exhibit 31.3 and Exhibit 31.4 by the Company’s Principal Executive Officer and Principal Financial Officer (because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted). This Amendment No. 1 is being filed to: (i) revise Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K and (ii) revise the Exhibit Index of the Original Form 10-K to reflect the filing of new certifications.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Form 10-K. The Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events, other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

3

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers

The information relating to the Company's Executive Officers appears in Part I of the Original Form 10-K under the heading “Information about our Executive Officers” and is incorporated herein by reference.

Information about our Directors

Name

Gary R. Fairhead Age: 72 Director Since: 1993

Gary R. Fairhead has served as the Chief Executive Officer and a Director of the Company since its formation in November 1993, as President from November 1993 to October, 2021 and then from August 2022 until January 2023, and Chairman of the Board of Directors of the Company since August 2011. He stepped down from the position of President effective October 13, 2021. He remains Chairman of the Board and Chief Executive Officer of the Company. He was Chairman of the Board and sole director of Wagz, Inc., from December 31, 2021 to March 31, 2023. He is a stockholder of the Company. Mr. Fairhead also currently serves as a Trustee of Central States Joint Board Health and Welfare Trust Fund. Mr. Fairhead holds a Bachelor’s of Science degree from Purdue University and Master’s degree in Industrial Administration from the Krannert School of Business, Purdue University. The Board of Directors believes Mr. Fairhead’s extensive business, management, and financial background, in addition to his lengthy tenure as Chief Executive Officer and a Director of the Company, make him well qualified to serve as a Director. Gary R. Fairhead and Gregory A. Fairhead are brothers. Gregory A. Fairhead serves as Executive Vice President and Assistant Secretary of the Company.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

Dilip S. Vyas Lead Independent Director Age: 76 Director Since: 1993

Dilip S. Vyas has served as a Director of the Company since the formation of the Company in November 1993. He is a stockholder of the Company. He has served on the Audit Committee, is currently the Company’s Lead Independent Director and has served as Chairman of the Nominating Committee and member of the Compensation Committee since August 2011. Mr. Vyas was a Director of and the Vice President, Business Development, and Chief Financial Officer of Circuit Systems, Inc., a printed circuit board manufacturer, from 1981 to 2001. Mr. Vyas managed virtually all aspects of accounting and finance and many of the operations of this publicly traded company, including bank relations, purchasing, production plans, and scheduling and design and maintenance of information systems, human resource management, and stockholder relations. Mr. Vyas also served as a member of the Board of Directors of Circuit Systems India, a printed circuit board manufacturer, listed on the India stock exchange, from November 2007 to January 2012. Mr. Vyas holds a Bachelor of Engineering degree from the University of Gujarat in India and a Master of Business Administration degree from the University of Illinois at Chicago. The Board of Directors believes Mr. Vyas is well qualified to serve as a Director because of his long tenure as a Director of the Company, the customer relationships he maintains within the electronic manufacturing service industry, and his business, management, and financial background.

Thomas W. Rieck Independent Director Age: 79 Director Since: 1993

Thomas W. Rieck has served as a Director of the Company since its formation in November 1993. At that time, he was a Director and Secretary of Circuit Systems, Inc., a circuit board maker located in Elk Grove Village, Illinois, which acted as a supplier to the Company. He has served on the Nominating Committee and is presently Chairman of the Audit Committee and the Company’s Audit Committee financial expert. Prior to the time of the Company’s initial public offering and since such offering to 2014, he was President of Rieck and Crotty P.C., a Chicago law firm. He concentrated his practice in the representation of private and public corporations in all aspects of corporate law, including, but not limited to, securities, tax, and transactional matters. He has served on the Board of Directors of numerous public and private companies. He holds a Bachelor’s degree in accounting from the University of Notre Dame, a Certified Public Accounting degree from the University of Illinois, and a law degree from Northwestern University. He is a stockholder of the Company. The Board of Directors believes Mr. Rieck’s extensive legal, business, and financial background, including his status as an audit committee financial expert, make him well-qualified to serve as a Director.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

Paul J. Plante Independent Director Age: 66 Director Since: 2011 Other Public Board(s): Richardson Electronics

Paul J. Plante has served as a Director of the Company since August 2011. Mr. Plante has been a member of the Audit and Compensation Committees since August 2011. He is a stockholder of the Company. From December 2008 to March of 2020 Mr. Plante was the President and owner of Florida Fresh Vending, LLC., a privately held company, with vending machines throughout Florida. The business was sold to Cardinal Vending and Markets in March 2020. In October 2011, Mr. Plante began serving as a member of the Board of Directors of Richardson Electronics Ltd., a publicly traded company. Richardson Electronics provides engineered solutions, power grid and microwave tubes and related consumables and customized display solutions. Mr. Plante served from February 2007 to May 2008, as Vice President – Medical Industry Solutions of Kimball Electronics Group, an electronic manufacturing services company that serves, among others, the medical industry. From September 1986 through February 2007, Mr. Plante served in various capacities for Reptron Electronics, Inc., a publicly traded electronic manufacturing and distribution services company located in Tampa, Florida, until its acquisition by Kimball Electronics Group. He holds a Bachelor’s Degree in Accounting from Michigan State University and a Master’s of Business Administration from the University of South Florida. The Board of Directors believes Mr. Plante’s extensive history of management and business experience, particularly in the customized electronics and manufacturing industry, coupled with his financial background, make him well-qualified to serve as a Director.

Bruce J. Mantia Independent Director Age: 77 Director Since: 2011

Bruce J. Mantia has served as a Director of the Company since August 2011. He is a stockholder of the Company. Mr. Mantia has been the Chairman of the Compensation Committee since August 2011 and a member of the Audit Committee since September 2022. Mr. Mantia worked for the accounting firm, Ernst & Young, starting in 1973, serving in various capacities until his retirement in June 2005. Mr. Mantia provided audit services primarily to publicly held companies. Mr. Mantia served in various roles in Ernst & Young’s national office, including as a member of the Operating Committee, as National Director of Total Quality Management, and National Director and Vice-Chair of Human Resources. He served as Office Managing Partner of the Stamford, Connecticut office from February 1997 to June 2005. From July 2005 through October 2007, Mr. Mantia served as a consultant to Ernst & Young. Mr. Mantia was a member of the Chicago 2016 Olympic Committee management team from November 2006 to July 2007, serving as its acting Chief Financial Officer during that period. Mr. Mantia holds a Bachelor of Science degree in Accounting from the University of Illinois at Chicago. The Board of Directors believes Mr. Mantia’s extensive business and financial background, local and national management experience, and his experience with the auditing of public companies make him well-qualified to serve as a Director.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

Linda K. Frauendorfer Director Age: 63 Director Since: 2011 John P. Sheehan Age: 63 Director Since: 2024

Linda K. Frauendorfer has served as a Director of the Company since August 2011. Ms. Frauendorfer served as Chief Financial Officer of the Company from February 1994 to October 2021 when she retired, and previously as the Corporate Controller from June 1991 through January 1994. She is a stockholder of the Company. Ms. Frauendorfer continues to serve the Company on a consulting basis. Ms. Frauendorfer’ s public company experience includes all aspects of the U.S. and foreign accounting and finance functions, corporate governance and regulatory compliance, foreign operations, SEC compliance, investment and commercial banking, mergers and acquisitions, stockholder relations and human resources. Ms. Frauendorfer holds a Bachelor of Science, Business Administration degree from The Ohio State University and received her Master Board Certification and Director Professionalism Education Certification from the National Association of Corporate Directors, Chicago. The Board of Directors believes Ms. Frauendorfer’ s extensive business and financial background, her long tenure as the Company’s Chief Financial Officer, and her extensive experience in corporate governance, regulatory compliance, SEC compliance, and stockholder relationships make her well-qualified to serve as a Director.

John P. Sheehan has been employed by SigmaTron International, Inc. since its formation. Initially serving in the capacity of corporate controller, for many years Mr. Sheehan served as the Company’s Vice President of Supply Chain with responsibility for material quotations, procurement, inventory management systems, and related logistics for all 7 of the Company’s operations. The Company’s Taiwan International Procurement Office and Compliance Center were also part of his responsibilities. Managing supply chain issues led to Mr. Sheehan working closely with many of the Company’s largest customers navigating challenges and building cooperative and mutually beneficial business relationships. In January of 2023, Mr. Sheehan was promoted to President of the Company. In his role as President, Mr. Sheehan has focused on revenue growth and profitability, cost management and productivity, and the complimentary sharing of resources between operations. Mr. Sheehan holds a Bachelor of Science degree in Accounting from Northern Illinois University and is a non-practicing CPA. Mr. Sheehan is a stockholder of the Company. The Board of Directors believes Mr. Sheehan’s extensive business, operations management, and financial background, in addition to his lengthy tenure as an executive of the Company, make him well qualified to serve as a Director.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

CORPORATE GOVERNANCE

The Company's Board of Directors has determined that each of Messrs. Mantia, Plante, Rieck and Vyas are independent under the rules of Nasdaq. Accordingly, the Board of Directors currently has a majority of independent Directors under the rules of Nasdaq. The Board of Directors has determined that its independent Directors shall have regularly scheduled meetings at which only the independent Directors are present. Generally, the independent Directors meet separately at each regularly scheduled Board meeting.

Board Committees

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee. Each Committee operates pursuant to a written charter adopted by the Board of Directors. The Audit Committee Charter, Compensation Committee Charter and the Nominating Committee Charter are available on the Company’s website at www.sigmatronintl.com by clicking on “Investors”. The Company believes that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with, the applicable requirements of the current listing standards of Nasdaq and the applicable SEC rules and regulations.

Audit Committee

The functions of the Audit Committee are to: (1) select and evaluate the performance of the independent accountants; (2) review the audits of the financial statements of the Company and the scope of the audit; (3) review with the independent accountants the corporate accounting and financial reporting practices and policies and recommend to whom reports should be submitted within the Company; (4) review with the independent accountants their final report; (5) review with the internal and independent accountants overall accounting and financial controls; (6) be available to the independent accountants and management for consultation purposes; and (7) oversee the Company’s compliance with the Foreign Corrupt Practices Act. The Audit Committee also reviews and evaluates the Company’s cybersecurity and other information technology controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to threats.

Messrs. Rieck (Chairman), Mantia and Plante are members of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is independent under the rules of the SEC and the listing standards of Nasdaq and that Mr. Rieck qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The functions of the Compensation Committee are to: (1) review and recommend to the Board of Directors annual salaries and bonuses for all Executive Officers of the Company; (2) review and recommend to the Board of Directors compensation for the Directors; (3) review and recommend to the Board of Directors the terms and conditions of compensation policies, plans and benefit programs or changes thereto that relate to Executive Officers and Directors, excluding such plans that are available generally to all salaried employees; and (4) oversee the design and administration of the Company's equity compensation and incentive plans. While the Chief Executive Officer of the Company may make recommendations regarding the salaries, compensation and terms and conditions of employment of Executive Officers, the Compensation Committee reviews any such recommendations independently and is responsible for making final recommendations to the full Board of Directors.

Messrs. Mantia (Chairman), Plante, and Vyas are members of the Compensation Committee. The Board of Directors has determined that each of the members of the Compensation Committee is independent under the listing standards of Nasdaq. The Compensation Committee has authority to select and hire outside consultants and shall have full access to the Human Resources Department or other Company employees to assist in the evaluation of

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

Executive Officer compensation and may approve the fees and other retention terms of any consultants hired by the Compensation Committee. The Compensation Committee may also obtain advice and assistance from legal, accounting or other advisors selected by the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to: (1) review and recommend to the Board of Directors the composition of the Board of Directors and a slate of nominees for each election of members to the Board of Directors; (2) review and recommend changes to the number, classification and term of Directors; (3) identify and recommend to the Board of Directors candidates to fill appointments to Board committees; (4) develop, assess and make recommendations to the Board of Directors concerning appropriate corporate governance policies; (5) identify and recommend to the Board of Directors candidates to fill a vacancy in the offices of Chief Executive Officer or President; (6) review nominations by stockholders in accordance with the nomination process and to establish the procedures by which stockholder candidates will be considered; and (7) oversee the conduct of annual reviews of Directors. The members of the Nominating Committee are Messrs. Vyas (Chairman), Mantia and Rieck. The Board of Directors has determined that each of the members of the Nominating Committee is independent under Nasdaq listing standards.

The Nominating Committee begins the process of identifying Director candidates by evaluating the current composition of the Board, the Company’s operating requirements, and the long-term interests of the Company’s stockholders. To fill a vacancy, the Nominating Committee would use its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating Committee conducts all appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. In the case of incumbent Directors whose terms of office are set to expire, the Nominating Committee reviews such Directors’ overall service during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships, transactions or circumstances that might impair such Directors’ independence or future service. The Nominating Committee meets to discuss and consider each candidate’s qualifications and then selects those it considers to be appropriate nominees by majority vote for recommendation to the Board. To date, the Nominating Committee has not paid a fee to any third party to assist in the process of identifying or evaluating Director candidates.

In evaluating and determining whether to recommend a person as a candidate for election as a Director, the Nominating Committee’s criteria reflects the requirements of the Nasdaq rules with respect to independence as well as the following factors: the needs of the Company with respect to the particular talents and experience of its Directors; personal and professional integrity of the candidate; the level of education and/or business experience of the candidate; broad-based business acumen of the candidate; the candidate’s level of understanding of the Company’s business and the electronic manufacturing services industry; the candidate’s abilities for strategic thinking and willingness to share ideas; and the Board of Directors’ need for diversity of experiences, expertise and background. The Nominating Committee will use these criteria to evaluate all potential nominees.

The Company does not have a diversity policy with respect to its Directors. However, in considering whether to recommend any Director nominee, including candidates recommended by stockholders, the Nominating Committee will consider the factors above, including the candidate’s diversity of experiences, expertise, ethnicity, gender, and background. The Nominating Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. The Company believes that the backgrounds and qualifications of the Directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

The Company’s by-laws describe the notice requirements for any nomination made by a stockholder for a seat on the Board of Directors. The Nominating Committee will consider proposed nominees whose names are submitted to it by stockholders including if the nominations comply with the notice provisions of the Company’s by-laws. The Nominating Committee has not adopted a formal process to review candidates whose nominations comply with the by-laws because it believes that the Nominating Committee’s process for considering director nominees has been and remains adequate. The Nominating Committee intends to review periodically whether a formal process should be adopted.

Board Leadership Structure and Role in Risk Oversight

The Company believes that the service of Gary R. Fairhead as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Fairhead possesses detailed and in-depth knowledge of the opportunities and challenges facing the Company and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. The Board believes his role as Chairman of the Board and Chief Executive Officer promotes consistent leadership, engenders accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to its stockholders, employees, and customers. The Company believes the Board’s administration of its risk oversight function to date has had a positive effect on the Board’s leadership structure.

Consistent with the Company’s corporate governance guidelines and because Mr. Fairhead is the Chairman of the Board as well as Chief Executive Officer, the Board has designated one of its members to serve as a Lead Independent Director. Dilip S. Vyas was appointed Lead Independent Director by all the Directors in September 2011, and he continues to serve in that role. Mr. Vyas’ responsibilities include the following:

•to preside over executive sessions of the independent Directors;

•to chair meetings of the Board of Directors in the absence of the Chairman of the Board;

•to act as a liaison between the independent Directors and the Chairman of the Board;

•to coordinate with the Chairman of the Board regarding meeting agendas and schedules;

•to coordinate with the Chairman of the Board regarding information flow to the Board;

•to be available for consultation and communication with stockholders, as appropriate; and

•to call meetings of the independent Directors as appropriate.

The Company believes that it maintains strong corporate governance processes intended to ensure that its independent Directors will continue to effectively monitor management and provide leadership on key issues such as strategy, risk management, and integrity. The Board has primary responsibility for the oversight of risks to the Company and has assigned to its committees the oversight of risks applicable to their particular area. Each committee of the Board is comprised solely of independent Directors. Consequently, independent Directors oversee such critical matters as the integrity of financial statements; the compensation of Executive Officers, including the Chief Executive Officer; financial commitments for capital projects; the selection and evaluation of Directors and Executive Officers; the development and implementation of corporate governance programs; and the review of cybersecurity risk management policies. Each Board committee and the independent Directors as a group routinely have independent sessions without management present.

Management, the Company’s Corporate Counsel, and the Board of Directors discuss risks, both during and outside of Board meetings. These discussions identify Company risks, which are prioritized and assigned to the appropriate Board committee or the full Board for oversight. Internal control and financial and cybersecurity risks are overseen by the Audit Committee; compensation risks are overseen by the Compensation Committee; Chief

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

Executive Officer succession planning is overseen by the Nominating Committee and reviewed by the independent Directors; compliance risks are typically referred to the full Board; and matters arising under the Company’s Code of Conduct or Code of Ethics for Senior Financial Management are handled by the Audit Committee or Corporate Counsel. Management regularly reports on each risk to the relevant committee or the Board, and material risks identified by a relevant committee are then presented to the full Board. The Company's risk management program as a whole is reviewed annually at a meeting of the Board. At each regular quarterly Board meeting, the Company’s Vice President of Information Security and Director of IT Infrastructure and Security report to the directors on the Company’s information systems including any malicious activity experiences and vulnerabilities for potentially material cybersecurity threats and incidents. The Board typically sets aside a portion of its regular quarterly meetings to review in depth with management other areas of risk management on a rotating basis; examples of topics in the past fiscal year included the supply chain challenges and insurance. Additional review or reporting on Company risks is conducted as needed or as requested by the Board or one of its committees.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Management (the “Code”). The Code applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and other employees of the Company performing similar senior financial management functions. The Code is available on the “Investors” page on the Company’s website at www.sigmatronintl.com. The Company intends to post any amendments to or waivers under the Code to its website. Upon written request, the Company will provide a copy of the Code free of charge. Requests should be directed to the Company at 2201 Landmeier Road, Elk Grove Village, Illinois 60007, Attention: James J. Reiman, Secretary.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended April 30, 2024 and written representations that no other reports were required, there were no late Section 16 filings during the year ended April 30, 2024.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The individuals listed in the following table are referred to as our “Named Executive Officers” throughout this Amendment No. 1. The following table sets forth a summary of all compensation paid by the Company for its fiscal years ended April 30, 2024, and 2023 to the Company’s Named Executive Officers:

				Option Awards ___($)___	All Other Compensation ($)	Total ($)
Name and Principal Position		Salary ($)	Bonus ($)

Gary R. Fairhead Chief Executive Officer	2024 2023	350,000 (1) 347,692 (1)	- 172,000	- -	6,486 (3) 4,615(3)	356,486 524,307

John P. Sheehan President	2024 2023	340,472 276,923	- 160,000	67,800 (2) -	2,000 (3) 2,000 (3)	410,272 438,923
Rajesh B. Upadhyaya Executive Vice President, West Coast Operations	2024 2023	319,837 306,077	- 160,000	67,800 (2) -	12,552 (3) 25,193 (3)	400,189 491,270

(1)Although Gary R. Fairhead served as a Director in fiscal years 2024 and 2023, he did not receive any compensation for serving in such capacity as it is Company policy to compensate only non-employee Directors.

(2) Represents the grant date fair value of stock options granted during fiscal year 2024 computed in accordance with FASB ASC Topic 718. For additional detail on the valuation assumptions regarding these option awards, see Note O to the Company’s financial statements for fiscal year 2024, which are included in the Original Form 10-K for fiscal year 2024 filed with the SEC.

(3)Includes match and contributions to the Company’s 401(k) plan made by the Company and compensation for unused vacation.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

The Employee Bonus Plan

On November 16, 2023, the Board of Directors adopted the SigmaTron International, Inc. Employee Bonus Plan for Fiscal Year 2024 (“Employee Plan”) applicable to all U.S. payroll non-union employees of the Company (“Employee Participants”), all full-time employees of the Company with a corporate position of vice president or higher (“Officers”) and all employees designated by the Company as an executive officer pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (“Executive Officers”).

The stated purpose of the Employee Plan is to align stockholder, employee, and officer objectives, to motivate employees of the Company and to increase stockholder value. The Employee Plan is administered and interpreted by the Board and, in its entirety, is subject to amendment, suspension or termination by the Board.

The Employee Plan provided for a Bonus Pool that would be calculated as a percentage of Pre-Tax Income (as defined in the Employee Plan) pursuant to the scale set forth in the Employee Plan. Pursuant to the Employee Plan, the Company’s Chief Executive Officer would submit to the Compensation Committee a recommendation (i) of target objectives for each Executive Officer and (ii) for a specified percentage or dollar allocation of the Bonus Pool for each Executive Officer and Officer, individually, and all of the Employee Participants, in the aggregate. The Compensation Committee would then review such submissions for recommendation to the Board. Awards to Executive Officers under the Employee Plan would be based, in part, on the Executive Officer achieving the Executive Officer’s specified target objectives and, in any event, would be subject to the sole discretion of the Board and contingent upon the Company’s compliance with its covenants under its credit facilities. However, because the Company had a pre-tax loss for fiscal year 2024, no bonuses were earned by the Executive Officers under the Employee Plan for fiscal year 2024.

Termination of Employment and Change in Control Plan

The Company adopted an Amended and Restated Change in Control Severance Payment Plan in March 2014 (as amended, the “CIC Plan”), which covers Named Executive Officers and certain other Officers of the Company (each a “CIC Participant”). Under the terms of the CIC Plan, each CIC Participant is entitled to the payment of severance pay in the event such CIC Participant’s employment with the Company is involuntarily terminated within twenty-four months of a “change in control” of the Company, as defined in the CIC Plan. The amount of severance pay to which a CIC Participant may be entitled under the CIC Plan is a function of the CIC Participant’s average W-2 income (excluding taxable earnings attributable to the exercise of stock options) paid by the Company to such CIC Participant for five calendar years ending immediately prior to the change in control.

In general, for purposes of the CIC Plan, a change in control will be deemed to have occurred when (a) the acquisition by an entity, person or group of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 20% in the aggregate of the outstanding capital stock of the Company entitled to vote for the election of directors, (b) as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who are directors of the Company before the transaction shall cease to constitute a majority of the board or the board of directors of any successor to the Company, (c) the Company becomes a party to a merger, consolidation or share exchange in which either (i) the Company will not be the surviving company or (ii) the Company will be the surviving company and any outstanding shares of common stock of the Company will be converted into shares of any other company (other than a reincorporation or the establishment of a holding company involving no change of ownership of the Company) or other securities or cash or other property (excluding payments made solely for fractional shares), (d) more than 50% of the assets and business of the Company are sold, transferred or assigned to, or otherwise acquired by, any other unrelated entity or entities, or (e) all or substantially all of the assets and business of a CIC Participant’s operation are sold, transferred or assigned to, or otherwise acquired by, any other unrelated entity or entities (“Change in Control”). In general, a CIC Participant’s employment will be deemed to have been involuntarily terminated under the CIC Plan in the event of such employee’s termination by the Company for a reason other than (w) for cause (as defined in the Plan), (x)

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

death, (y) disability, or (z) that employee’s voluntary retirement or resignation except on account of the reasons set forth in the CIC Plan (which in general would result in a constructive discharge).

The CIC Plan provides for automatic reduction of the amounts to be paid out under the CIC Plan in the event such amounts would constitute “parachute payments” under the Internal Revenue Code. Disputes concerning the CIC Plan and benefits under the CIC Plan are subject to arbitration.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth certain information with respect to each Named Executive Officer of the Company concerning any unexercised options held as of the end of fiscal year 2024.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gary R. Fairhead…………………	30,000	-	6.45	07/31/25(1)
	17,914	-	3.20	12/10/28(2)
	4,000	-	4.28	11/19/29(3)
	15,000	-	4.83	07/15/31(4)
	30,000	10,000	6.66	04/28/32(5)

John P. Sheehan………………	20,000	-	$6.45	07/31/25 (1)
	8,000	-	$3.20	12/10/28 (2)
	4,000	-	$4.28	11/19/29 (3)
	8,000	-	$4.83	07/15/31 (4)
	11,250	3,750	$6.66	04/28/32 (5)
	20,100	9,900	$3.42	07/17/33 (6)

Rajesh B. Upadhyaya	10,500	-	4.83	07/15/31(4)
	15,000	5,000	6.66	04/28/32(5)
	20,100	9,900	3.42	07/17/33(6)

(1)Vesting date was August 1, 2015

(2)Vesting date was December 11, 2018

(3)Vesting date was November 20, 2019

(4)Vesting date was July 16, 2021

(5)Vesting schedule: 25% on April 29, 2022, and 25% per year for the next three years.

(6) Vesting schedule: 33% on July 18, 2023, and 33% per year for the next two years.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

EQUITY AWARDS GRANTED IN FISCAL YEAR 2024

	Number of Option Awards	Grant Date	Fair Value of Option Awards $

John Sheehan	30,000	07/18/2023	67,800

Rajesh B. Upadhyaya	30,000	07/18/2023	67,800

EQUITY COMPENSATION PLANS

The following table summarizes information with respect to the Company’s compensation plans under which the Company’s equity securities are authorized for issuance as of April 30, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights ($)	Number of securtiies remaining available for future issuance (excluding securities in column (a))
Equity Compensation Plans Approved by Stockholders:
Employee plans:
1993	125,000	6.45	—
2004	129,914	4.83	12,813
2011	19,400	3.20	11,650
2019	136,767	4.56	—
2021	384,500	5.04	15,500
Total	795,331		39,963

DEFINED CONTRIBUTION PLAN

The Company has established a tax-qualified defined contribution 401(k) retirement plan for U.S. employees, which includes our Named Executive Officers. The 401(k) Plan provides for Company matching up to 25% of 5% of the employees’ wages and is limited to $2,000 per year.

COMPENSATION OF DIRECTORS

Pursuant to the Company’s non-employee director compensation program, the Company paid non-employee Directors $5,250 per month from May 2023 through September 2023. On September 1, 2023, the Compensation Committee recommended, and the Board of Directors approved, an increase of the monthly retainer amount paid to non-employee directors to $5,500 per month, effective October 2023. In addition, pursuant to the non-employee director compensation program, the Chairmen of the Audit and Compensation Committees are entitled to be paid an additional $450 and $175 per month, respectively, for such services. The Lead Independent Director is also entitled to an additional $180 per month for such services. In accordance with Company policy, directors who are also employees of the Company do not receive the remuneration described in this paragraph. In

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

addition, non-employee Directors are awarded restricted stock pursuant to the 2021 Non-Employee Director Restricted Stock Plan (the “Director Plan”).

DIRECTOR COMPENSATION TABLE

The following table summarizes the annual compensation for our non-employee directors during our fiscal year ended April 30, 2024, pursuant to our non-employee director compensation policy.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)

Bruce J. Mantia	66,850	15,350	82,200
Paul J. Plante	64,750	15,350	80,100
Thomas W. Rieck	70,150	15,350	85,500
Dilip S. Vyas	66,910	15,350	82,260
Linda K. Frauendorfer………………………………………………….	64,750	15,350	80,100

(1)On October 2, 2023, the Company granted 5,000 shares to each non-employee Director pursuant to the Director Plan. A total of 25,000 restricted shares were granted which vested six months from the date of grant.

(2)Represents the aggregate grant date fair value of stock awards granted on October 2, 2023, computed in accordance with FASB ASC Topic 718. The aggregate number of shares of common stock of the Company granted pursuant to the Director Plan for each non-employee Director was as follows: Mr. Mantia, 5,000 shares; Mr. Plante, 5,000 shares; Mr. Rieck, 5,000 shares; Mr. Vyas, 5,000 shares; Ms. Frauendorfer 5,000 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of August 27, 2024 by (i) each Director of the Company and each nominee, (ii) each Named Executive Officer of the Company, (iii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known by the Company to own beneficially more than 5% of the outstanding common stock, and (iv) all Directors and Executive Officers as a group. The address of Directors and Named Executive Officers is c/o SigmaTron International, Inc., 2201 Landmeier Road, Elk Grove Village, Illinois 60007.

Beneficial Ownership
Name	Number of Shares (1)	Percent
Beneficial Owners of more than 5% of the outstanding Capital Stock
Peter J. Abrahamson (2)	592,000	9.7%
Cyrus Tang Foundation (3)	226,885	3.7%
Tang Foundation for the Research of Traditional Chinese Medicine (3)	93,875	1.5%
Directors, Nominees and Named Executive Officers
Gary R. Fairhead (4)	190,217	3.1%
John P. Sheehan (4)	97,916	1.6%
James Reiman (4)	46,350	*
Gregory A. Fairhead (4)	56,250	*
Rajesh B. Upadhyaya (4)	45,600	*
Hom-Ming Chang (4)	51,250	*
Thomas W. Rieck (5)	42,000	*
Bruce J. Mantia	36,500	*
Dilip S. Vyas	32,000	*
Linda K. Frauendorfer	21,667	*
Paul J. Plante	32,000	*
All Directors and Executive Officers as a group (11 persons) (6)	703,000	10.7%

* Less than 1 percent.

(1)Unless otherwise indicated in the footnotes to this table, the Company believes the persons named in this table have sole voting and investment power with respect to all shares of common stock reflected in this table. As of August 27, 2024, 6,119,288 shares were outstanding, not including certain options held by various Directors and Officers as noted in subsequent footnotes. This table is based on information supplied by the Company’s Executive Officers, Directors, and principal stockholders and by Schedules 13D, 13G and Section 16 filings made with the SEC.

(2)Number of shares owned by Peter J. Abrahamson is based on the number reported in Amendment No. 5 to Schedule 13G filed with the SEC on February 2, 2024. The principal business address for Peter J. Abrahamson is 24156 North Coventry Lane, Lake Barrington, IL 60010.

(3)The Cyrus Tang Foundation and Tang Foundation for the Research of Traditional Chinese Medicine are not-for-profit foundations. The entities’ combined ownership represents approximately 5.2% of the outstanding common stock. Based upon a Schedule 13D/A filed with the SEC on October 11, 2012, each respective entity holds sole voting power and sole investment power with respect to all the shares such entity indicated it owned. The principal business address for Cyrus Tang Foundation and Tang Foundation for the Research of Traditional Chinese Medicine is 8960 Spanish Ridge Avenue, Las Vegas NV 89148.

(4)The number included shares issuable upon the exercise of currently exercisable stock options granted to Gary R. Fairhead 96,914; John P. Sheehan 71,350; James Reiman 38,850; Gregory A. Fairhead 56,250; Rajesh B. Upadhyaya 45,600; and Hom-Ming Chang 51,250.

(5)In addition to the number of shares set forth on the Beneficial Ownership table, Mr. Rieck is a member of a family investment company, which owns 10,500 shares of the Company's common stock as of August 27, 2024. Mr. Rieck abstains from all or has no voting and investment decisions with respect to, such shares.

(6)Includes 406,238 shares issuable upon exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no reportable related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years 2024 and 2023, the Company retained BDO USA, P.C.; Chicago, Illinois; PCAOB ID#243 as its auditor to provide services as defined below. The following amounts were charged by BDO USA, P.C.; Chicago, Illinois; PCAOB ID#243 for services provided in fiscal years 2024 and 2023.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

	2024	2023
Audit Fees (1)	$637,825	$631,267

(1) Fees for audit services billed in 2024 and 2023 consisted of the audit of the Company’s annual financial statements and reviews of quarterly financial statements.

There were no other fees charged by BDO USA, P.C.; Chicago, Illinois; PCAOB ID#243 in fiscal years 2024 and 2023.

As described in the Audit Committee Charter, it is the Audit Committee’s policy and procedure to review, consider, and ultimately pre-approve, where appropriate, all audit and non-audit engagement services to be performed by the registered public accountants. The Audit Committee pre-approved all of the services associated with the fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the Original Form 10-K, as amended by this Amendment No. 1:

(a)(1) Financial Statements. See the Index to Financial Statements filed as part of the Original Form 10-K beginning on Page F-1.

(a)(2) Financial Statement Schedules. All schedules have been omitted from the Original Form 10-K and this Amendment No. 1 because they are not applicable or required.

(a)(3) Exhibits required by Item 601 of Regulation S-K.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

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

10.6	SigmaTron International, Inc. 2019 Employee Stock Option Plan dated September 13, 2019, incorporated herein by reference to Exhibit 10.1 to the Company’ Form 8-K filed on September 17, 2019.*

10.7	SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2022 dated May 25, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 9, 2021.*

10.8

Agreement and Plan of Merger, dated July 19, 2021, by and among SigmaTron International, Inc., Remy Pom, Inc., Wagz, Inc., and Terry B. Anderton incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 21, 2021.

10.9

SigmaTron International, Inc. 2021 Employee Stock Option Plan dated July 13, 2021, incorporated herein by reference to Exhibit B to the definitive proxy statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on September 8, 2021.*

10.10

SigmaTron International, Inc. 2021 Non-Employee Director Restricted Stock Plan dated September 15, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021.*

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

10.11

Third Amendment to Credit Agreement entered into as of September 30, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 13, 2021.

10.12

Fourth Amendment to Credit Agreement entered into as of November 17, 2021, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 13, 2021.

10.13

Fifth Amendment to Credit Agreement entered into as of March 17, 2022, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on March 22, 2022.

10.14

First Amendment to Agreement and Plan of Merger, dated December 7, 2021, by and among SigmaTron International, Inc., Remy Pom, Inc., Wagz, Inc., and Terry B. Anderton incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 10, 2021.

10.15

Sixth Amendment to Credit Agreement entered into as of April 25, 2022, by and between SigmaTron International, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 27, 2022.

10.16

Amended and Restated Credit Agreement dated July 18, 2022, by and among SigmaTron International, Inc., Wagz, Inc., and JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2022.

10.17

Credit Agreement dated July 18, 2022, by and among SigmaTron International, Inc., Wagz, Inc., TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 22, 2022.

10.18

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

10.20

Waiver, Consent and Amendment No. 1 to the Credit Agreement dated April 28, 2023, by and among SigmaTron International, Inc., Wagz, Inc. and TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto,incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 4, 2023.

10.21

Stock Purchase Agreement, dated April 28, 2023, by and among SigmaTron International, Inc. Wagz, Inc., Vynetic LLC, and Terry B. Anderton incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 4, 2023.

10.22	Promissory Note dated April 1, 2023, issued by Wagz, Inc. to SigmaTron International, Inc.incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 4, 2023.

10.23

Amendment No. 2 to the Credit Agreement dated June 15, 2023, by and among SigmaTron International, Inc., and JPMorgan Chase Bank, N.A.incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2023.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

10.24

Amendment No. 2 to the Credit Agreement dated June 15, 2023, by and among SigmaTron International, Inc., and TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto,incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2023.

10.25	SigmaTron International, Inc., Employee Bonus Plan for Fiscal Year 2024 dated November 16, 2023, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2023.*

10.26

Waiver and Amendment No. 3 to Credit Agreement dated August 19, 2024, by and between SigmaTron International, Inc. and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 22, 2024.

10.27

Waiver and Amendment No. 3 to Credit Agreement dated August 19, 2024, by and among SigmaTron International, Inc., TCW Asset Management Company LLC, as Administrative Agent, and the Lenders parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 22, 2024.

10.28

Third Amendment Fee Letter dated August 19, 2024, by and among SigmaTron International, Inc., TCW Asset Management Company LLC, as Administrative Agent, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 22, 2024.

21.0	Subsidiaries of the Registrantincorporated herein by reference to Exhibit 21.0 to the Company’s Form 10-K filed on September 3, 2024. +

23.1	Consent of BDO USA, P.C. incorporated herein by reference to Exhibit 23.1 to the Company’s Form 10-K filed on September 3, 2024. +

24.0

Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2024) incorporated herein by reference to Exhibit 24.0 to the Original Form 10-K filed on September 3, 2024. +

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.3	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1

Certification by the Principal Executive Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) incorporated herein by reference to Exhibit 32.1 to the Company’s Form 10-K filed on September 3, 2024. +

32.2

Certification by the Principal Financial Officer of SigmaTron International, Inc. Pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) incorporated herein by reference to Exhibit 32.2 to the Company’s Form 10-K filed on September 3, 2024. +

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

97.1	SigmaTron International, Inc. Executive Officer Clawback Policy incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K filed on September 3, 2024. +

101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Indicates management contract or compensatory plan.

** Filed herewith.

*** Furnished herewith.

+ Previously filed on September 3, 2024 as an exhibit to the Original 10-K Filing.

SigmaTron International, Inc. and Subsidiaries

April 30, 2024 and 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

By: /s/ Gary R. Fairhead

Gary R. Fairhead, Chief Executive Officer,
Principal Executive Officer and Director

Dated: September 6, 2024