Form 10-Q
period 2024-07-31
SIGMATRON INTERNATIONAL INC
filed 2024-09-19
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

July 31, 2024

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 13, 2024: 6,119,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	July 31,
	2024	April 30,
	(Unaudited)	2024

Current assets:
Cash and cash equivalents	$5,303,318	$2,417,360

Accounts receivable, less allowance for credit losses of $7,814
and $59,466 at July 31, 2024 and April 30, 2024, respectively	35,724,814	32,043,985
Inventories, net	115,687,645	128,850,901
Prepaid expenses and other assets	1,674,022	1,886,701
Refundable and prepaid income taxes	771,535	1,716,372
VAT receivables	6,211,685	6,569,984
Other receivables	2,521,174	2,417,316

Total current assets	167,894,193	175,902,619

Property, machinery and equipment, net	32,497,960	33,755,078

Intangible assets, net	897,567	979,188
Deferred income taxes	8,752,870	4,432,210
Right-of-use assets	7,585,366	7,463,301
Other assets	1,213,762	1,261,579

Total other long-term assets	18,449,565	14,136,278

Total assets	$218,841,718	$223,793,975

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$46,621,825	$50,593,099
Customer deposits	9,182,867	10,738,596
Accrued wages	6,276,555	6,746,466
Accrued expenses	2,143,130	2,554,260
Income taxes payable	4,981,747	897,847
Deferred revenue	3,164,998	3,111,062
Current portion of long-term debt	67,785,664	66,244,227
Current portion of finance lease obligations	2,087,938	2,214,127
Current portion of operating lease obligations	3,171,681	2,789,107

Total current liabilities	145,416,405	145,888,791

Long-term debt, less current portion	2,957,603	3,339,160
Income taxes payable	153,983	294,993
Finance lease obligations, less current portion	2,660,504	3,147,447
Operating lease obligations, less current portion	4,693,774	4,958,247
Other long-term liabilities	105,182	93,084

Total long-term liabilities	10,571,046	11,832,931

Total liabilities	155,987,451	157,721,722

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	July 31,
	2024	April 30,
	(Unaudited)	2024

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,119,288 shares issued and outstanding
at July 31, 2024 and April 30, 2024	61,193	61,193
Capital in excess of par value	42,524,568	42,453,394
Retained earnings	20,268,506	23,557,666

Total stockholders' equity	62,854,267	66,072,253

Total liabilities and stockholders' equity	$218,841,718	$223,793,975

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2024	2023
	(Unaudited)	(Unaudited)

Net sales	$84,776,978	$98,130,356
Cost of products sold	78,371,784	88,479,136

Gross profit	6,405,194	9,651,220

Selling and administrative expenses	6,623,866	6,842,805

Operating (loss) income	(218,672)	2,808,415

Other income	-	18,627
Interest expense, net	(2,268,275)	(2,719,078)
(Loss) income before income tax expense	(2,486,947)	107,964

Income tax (expense) benefit	(802,213)	154,135

Net (loss)/income	$(3,289,160)	$262,099

(Loss) earnings per share - basic	$(0.54)	$0.04

(Loss) earnings per share - diluted	$(0.54)	$0.04

Weighted average shares of common stock outstanding
Basic	6,119,288	6,091,288

Weighted average shares of common stock outstanding
Diluted	6,119,288	6,100,284

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended July 31, 2024 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2024	$-	$61,193	$42,453,394	$23,557,666	$66,072,253

Recognition of stock-based compensation	-	-	71,174	-	71,174

Net loss	-	-	-	(3,289,160)	(3,289,160)

Balance at July 31, 2024	$-	$61,193	$42,524,568	$20,268,506	$62,854,267

For the three months ended July 31, 2023 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

Recognition of stock-based compensation	-	-	184,817	-	184,817

Net income	-	-	-	262,099	262,099

Balance at July 31, 2023	$-	$60,634	$42,171,387	$26,305,922	$68,537,943

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)/income	$(3,289,160)	$262,099

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization of property, machinery and equipment	1,424,092	1,496,034
Stock-based compensation	71,174	184,817
Provision for credit losses	51,652	-
Deferred income tax (benefit) expense	(4,320,660)	180,213
Amortization of intangible assets	81,621	83,415
Amortization of financing fees	120,644	116,745
Loss from disposal or sale of machinery and equipment	839	43,286
Changes in operating assets and liabilities
Accounts receivable	(3,732,481)	2,058,165
Inventories	13,163,256	7,092,926
Prepaid expenses and other assets	632,335	(611,805)
Right-of-use assets	(122,065)	801,201
Refundable and prepaid income taxes	944,837	368,218
Income taxes payable	3,942,890	(1,161,108)
Trade accounts payable	(3,971,274)	(10,241,474)
Customer deposits	(1,555,729)	9,717,955
Operating lease liabilities	118,101	(779,898)
Accrued expenses and wages	(986,341)	660,153
Deferred revenue	53,936	(2,520,928)
Net cash provided by operating activities	2,627,667	7,750,014

Cash flows from investing activities
Purchases of machinery and equipment	(167,813)	(621,929)
Net cash used in investing activities	(167,813)	(621,929)

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Three	Three
	Months Ended	Months Ended
	July 31,	July 31,
	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Proceeds under equipment notes	-	783,461
Payments under finance lease agreements	(613,132)	(428,105)
Payments under equipment notes	(383,600)	(278,250)
Payments under building notes payable	(13,103)	(12,372)
Payments under term loan agreement	(250,000)	(250,000)
Borrowings under revolving line of credit	87,317,346	103,905,204
Payments under revolving line of credit	(85,631,407)	(109,632,319)
Payments of debt financing costs	-	(379,942)
Net cash provided by (used in) financing activities	426,104	(6,292,323)

Change in cash and cash equivalents	2,885,958	835,762
Cash and cash equivalents at beginning of period	2,417,360	819,129

Cash and cash equivalents at end of period	$5,303,318	$1,654,891

Supplementary disclosures of cash flow information
Cash paid for interest	$2,217,494	$2,583,509
Cash paid for income taxes	383,245	434,038
Purchase of machinery and equipment financed
under finance leases	-	1,032,351
Right-of-use assets obtained in exchange for operating
lease liabilities	936,399	1,531
Financing of insurance policy	117,398	229,520
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

July 31, 2024

Note A - Description of the Business

SigmaTron International, Inc., its subsidiaries, foreign enterprises and international procurement office (collectively, “SigmaTron” or the “Company”) operates in one reportable segment as an independent provider of electronic manufacturing services (“EMS”). EMS includes printed circuit board assemblies, electro-mechanical subassemblies and completely assembled (box-build) electronic products. In connection with the production of assembled products, EMS also provides services to its customers, including (1) automatic and manual assembly and testing of products; (2) material sourcing and procurement; (3) manufacturing and test engineering support; (4) design services; (5) warehousing and distribution services; (6) assistance in obtaining product approval from governmental and other regulatory bodies and (7) compliance reporting.

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

As of August 19, 2024, the Company was not in compliance with the financial covenants under the Credit Agreements as follows: the Fixed Charge Coverage Ratio for each of the twelve month periods ending on April 30, 2024, May 31, 2024, June 30, 2024, and July 31, 2024 was less than 1.10:1.00, the Total Debt to EBITDA Ratio for the twelve month period ending on April 30, 2024 was greater than 4.50:1.00, and the Total Debt to EBITDA Ratio for the twelve month period ending on July 31, 2024 was greater than 4.25:1.00 (collectively, the “2024 Covenant Defaults”). In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10- K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company had 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance. On September 10, 2024, the Company received a notification letter from Nasdaq indicating that the Company had regained compliance with the applicable continued listing requirements based on the filing of the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024.

Due to the Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024.

On August 19, 2024 (the “Third Amendment Effective Date”), the Lender Parties waived the 2024 Defaults pursuant to (i) the Waiver and Amendment No. 3 to Credit Agreement (the “JPM Amendment”) between the Company and JPM, and (ii) the Waiver and Amendment No. 3 to Credit

SigmaTron International, Inc.

July 31, 2024

Note A - Description of the Business - Continued

Agreement (the “TCW Amendment” and together with the JPM Amendment, the “2024 Amendments”) by and among the Company, the TCW Lenders, and the Agent. In consideration of the TCW Amendment, the Company and the Agent also entered into the Third Amendment Fee Letter to the TCW Credit Agreement (the “Fee Letter”) dated as of the Third Amendment Effective Date. The 2024 Amendments also amended the financial covenants and certain other terms of the Credit Agreements, including, among other things, that the Company will pursue and close a Replacement Transaction (as defined in the Credit Agreements) to pay the obligations under the Credit Agreements in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. See Waivers and Amendments No. 3 within Note E – Long-term Debt for more information.

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

SigmaTron International, Inc.

July 31, 2024

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, its subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd., its international procurement office, SigmaTron International Inc. Taiwan Branch, and Wagz, Inc. (majority of business sold, effective as of April 1, 2023), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. The condensed consolidated balance sheet at April 30, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.

Reclassifications

Certain amounts recorded in the prior-period consolidated financial statements have been reclassified to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Note C - Inventories, net

The components of inventory consist of the following:

	July 31,	April 30,
	2024	2024

Finished products	$18,882,906	$18,457,912
Work-in-process	4,325,983	4,492,609
Raw materials	94,635,445	108,224,069
	117,844,334	131,174,590
Less obsolescence reserve (1)	2,156,689	2,323,689
	$115,687,645	$128,850,901

(1) The obsolescence reserve primarily relates to raw materials.

SigmaTron International, Inc.

July 31, 2024

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended
	July 31,	July 31,
	2024	2023

Net (loss)/income	$(3,289,160)	$262,099

Weighted-average shares
Basic	6,119,288	6,091,288
Effect of dilutive stock options	-	8,996

Diluted	6,119,288	6,100,284

Basic (loss)/earnings per share	$(0.54)	$0.04

Diluted (loss)/earnings per share	$(0.54)	$0.04

Options to purchase 691,331 and 602,081 shares of common stock were outstanding and exercisable at July 31, 2024 and 2023, respectively. There were no options granted during the three month period ended July 31, 2024 and 186,000 options granted for the three months ended July 31, 2023. There was $71,174 and $184,817 stock option expense recognized for the three month periods ended July 31, 2024 and 2023, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at July 31, 2024 and 2023 was $248,321 and $530,502, respectively. There were 120,861 anti-dilutive common stock equivalents and 379,493 anti-dilutive common stock equivalents for the three month periods ended July 31, 2024 and 2023, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

July 31, 2024

Note E - Long-term Debt

Debt and finance lease obligations consisted of the following at July 31, 2024 and April 30, 2024:

	July 31,	April 30,
	2024	2024

Debt:
Notes Payable - Banks	$67,537,959	$66,102,020
Notes Payable - Buildings	353,469	366,572
Notes Payable - Equipment	4,259,351	4,642,951
Unamortized deferred financing costs	(1,407,512)	(1,528,156)
Total debt	70,743,267	69,583,387
Less current maturities*	67,785,664	66,244,227
Long-term debt	$2,957,603	$3,339,160

Finance lease obligations	$4,748,442	$5,361,574
Less current maturities	2,087,938	2,214,127
Total finance lease obligations, less current portion	$2,660,504	$3,147,447

* Due to the Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024.

Notes Payable – Banks

The Company’s primary secured credit agreements include the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company, the other loan party thereto and JPMorgan Chase Bank, N.A, as lender (“JPM”), which provides for a secured credit facility consisting of a revolving loan facility and, until July 2022, a term loan facility, and the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which provides for a term loan facility. The Facility, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027.

The Credit Agreements contain financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s fixed payments on its indebtedness made during any fiscal period minus non-financed capital expenditures to EBITDA (as defined in the Credit Agreements) and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s borrowed money or letters of credit to EBITDA.

SigmaTron International, Inc.

July 31, 2024

Note E - Long-term Debt - Continued

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment (as defined in the JPM Credit Agreement), and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days.

In connection with the entry into the JPM Credit Agreement, Lender and TCW, as administrative agent under the Term Loan Agreement, entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of July 31, 2024, there was $30,284,657 outstanding and $16,087,627 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. As of July 31, 2024 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $545,875 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from TCW to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of July 31, 2024, was $37,253,301 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of July 31, 2024 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $861,637 and $935,492, respectively.

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

SigmaTron International, Inc.

July 31, 2024

Note E - Long-term Debt - Continued

Waivers and Amendments No. 1 & 2

In March 2023, the Company received default notices from JPM and TCW due to non-compliance with certain financial covenants under their respective Credit Agreements, including the Fixed Charge Coverage Ratio and Total Debt to EBITDA Ratio. Additionally, the Company received a delinquency notification from Nasdaq for failing to timely file its Form 10-Q for the fiscal quarter ended January 31, 2023, which also constituted a default under the Credit Agreements. Consequently, the total debt balances were classified as current liabilities. On April 28, 2023, the Company entered into waivers with JPM and TCW, which waived certain events of default and amended terms of the Credit Agreements. These amendments included requirements to maintain a minimum of $2.5 million in revolver availability, modifications to the definition of EBITDA, and adjustments to the Total Debt to EBITDA Ratios. On June 15, 2023, the Company executed further amendments to extend the deadline for potential corporate restructuring to July 31, 2023.

Waivers and Amendments No. 3

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

Due to the Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024.

In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company had 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance. On September 10, 2024, the Company received a notification letter from Nasdaq indicating that the Company had regained compliance with the applicable continued listing requirements based on the filing of the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024.

On August 19, 2024 (the “Third Amendment Effective Date”), the Lender Parties waived the 2024 Defaults pursuant to (i) the Waiver and Amendment No. 3 to Credit Agreement (the “JPM Amendment”) between the Company and JPM, and (ii) the Waiver and Amendment No. 3 to Credit Agreement (the “TCW Amendment” and together with the JPM Amendment, the “2024 Amendments”) by and among the Company, the TCW Lenders, and the Agent. In consideration of the TCW Amendment, the Company and the Agent also entered into the Third Amendment Fee Letter (the “Fee Letter”) dated as of the Third Amendment Effective Date. The 2024 Amendments provided for, among other things, a waiver of the Company’s noncompliance with the financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), in each case as of the Third Amendment Effective Date.

SigmaTron International, Inc.

July 31, 2024

Note E - Long-term Debt - Continued

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

In addition, pursuant to the TCW Amendment the parties agreed to (i) amend the principal payment schedule under the TCW Term Loan to $250,000 per quarter; (ii) extend the PIK Period (as defined in the Term Loan Agreement) for three additional quarters beyond October 31, 2024 if the Total Debt to EBITDA Ratio exceeds a certain threshold as of certain dates; (iii) permit the Company to elect to pay on a quarterly basis in-kind a portion of the Baseline Applicable Margin (as defined in the Term Loan Agreement) per annum provided no default or event of default under the Term Loan Agreement has occurred; (iv) increase a portion of the Term Loan Borrowing Base (as defined in the Term Loan Agreement) based on the value of the Company’s real estate; (v) reduce the asset coverage pre-payment ratio under the TCW Term Loan to 90% of the outstanding principal balance; and (vi) provide the Agent with the right to appoint a non-voting observer to attend regular meetings of the Company’s Board of Directors and any relevant committees.

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance.

All other material terms of the Credit Agreements, as amended by the Amendments, remain unchanged.

SigmaTron International, Inc.

July 31, 2024

Note E - Long-term Debt - Continued

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and expired in accordance with its terms on February 7, 2024. On March 1, 2024, the agreement was renewed, and is scheduled to expire on February 1, 2025. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of July 31, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at July 31, 2024 and April 30, 2024, respectively.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $353,469 and $366,572 at July 31, 2024 and April 30, 2024, respectively.

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

SigmaTron International, Inc.

July 31, 2024

NOTE E- Long-term Debt - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of July 31, 2024, are as follows:

		Bank	Building	Equipment	Total

For the remaining 9 months of the fiscal year ending April 30:	2025	$66,130,447	$40,454	$1,204,413	$67,375,314
For the fiscal years ending April 30:	2026	-	56,719	1,271,466	1,328,185
	2027	-	60,068	774,489	834,557
	2028	-	63,614	609,617	673,231
	2029	-	67,370	399,366	466,736
	2030	-	65,244	-	65,244
		$66,130,447	$353,469	$4,259,351	$70,743,267

* Due to the Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through March 1, 2028, with monthly installment payments ranging from $2,874 to $33,706 and a fixed interest rate ranging from 7.03% to 12.09% per annum.

Note F - Income Tax

The income tax expense was $802,213 for the three month period ended July 31, 2024 compared to an income tax benefit of $154,135 for the same period in the prior fiscal year. The Company’s effective tax rate was (32.26)% and (142.76)% for the three month periods ended July 31, 2024 and 2023, respectively. The increase in income tax expense for the three month period ended July 31, 2024 compared to the same period in the previous year is due to variations in the forecasted tax rates and income earned by jurisdiction. The increase in effective tax rate is due to variations in income earned by jurisdiction.

The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. SigmaTron expects to utilize its U.S. deferred tax assets with the exception of the capital loss on sale of Wagz and certain foreign tax credits. The Company previously maintained a valuation allowance on certain foreign loss carryforwards, however, all foreign tax loss carryforwards have been used as of April 30, 2024 and no related valuation allowance remains. The Company has established a valuation allowance of $7,302,639 on its U.S. capital loss and foreign tax credit carryforwards as of July 31, 2024. The Company continues to monitor the need for a valuation allowance on its deferred tax assets each quarter. If forecasted earnings are not achieved in future periods it is possible a valuation allowance on certain or all deferred tax assets may be required.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $14,036,000 as of July 31, 2024.

SigmaTron International, Inc.

July 31, 2024

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

Accounts Receivable - Accounts receivable is presented net of allowance for credit losses of $7,814 and $59,466 as of July 31, 2024 and April 30, 2024, respectively. The Company believes that its allowance for credit losses is adequate and represents its best estimate as of July 31, 2024. The Company continues to closely monitor customer liquidity along with industry and economic conditions, which may result in changes to its estimate.

The following table presents the Company’s accounts receivable balance at the end of each period indicated:

	July 31,	April 30,
	2024	2024

Accounts receivable	$35,732,628	$32,103,451
Less allowance for credit losses	7,814	59,466
	$35,724,814	$32,043,985

SigmaTron International, Inc.

July 31, 2024

Note H - Significant Accounting Policies - Continued

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended
	July 31,	July 31,
Net trade sales by end-market	2024	2023
Industrial Electronics	$55,072,227	$67,875,530
Consumer Electronics	24,243,948	22,657,886
Medical / Life Sciences	5,460,803	7,596,940
Total Net Trade Sales	$84,776,978	$98,130,356

During the three month period ended July 31, 2024, no material revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at July 31, 2024. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligations with a duration of one year or less. The Company had no material remaining unsatisfied performance obligations as of July 31, 2024, with an expected duration of greater than one year.

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

	Three Months Ended
	July 31,	July 31,
	2024	2023
Contract liability (deferred revenue) beginning of period	$3,111,062	$8,063,197
Deferred revenue recognized in period	(2,612,539)	(4,996,715)
Revenue deferred in period	2,666,475	2,475,787
Deferred revenue end of period	$3,164,998	$5,542,269

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the

SigmaTron International, Inc.

July 31, 2024

Note H - Significant Accounting Policies - Continued

Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company previously maintained a valuation allowance on certain foreign loss carryforwards; however, all foreign tax loss carryforwards have been used as of April 30, 2024 and no related valuation allowance remains. The Company has established a valuation allowance of $7,302,639 on its U.S. capital loss and foreign tax credit carryforwards as of July 31, 2024. The Company continues to monitor the need for a valuation allowance on its deferred tax assets each quarter. If forecasted earnings are not achieved in future periods it is possible a valuation allowance on certain or all deferred tax assets may be required.

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

SigmaTron International, Inc.

July 31, 2024

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This ASU requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. ASU 2023-09 also identifies specific categories that would require disclosure, including the following:

•State and local income tax, net of federal income tax effect

•Foreign tax effects

•Effect of cross-border tax laws

•Enactment of new tax laws

•Nontaxable or nondeductible items

•Tax credits

•Changes in valuation allowances

•Changes in unrecognized tax benefits

This ASU also requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

SigmaTron International, Inc.

July 31, 2024

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

SigmaTron International, Inc.

July 31, 2024

Note I – Leases – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		July 31,	April 30,
	Classification	2024	2024
Operating Leases:
Right-of-use Assets	Right-of-use assets	$7,585,366	$7,463,301
Operating lease current liabilities	Current portion of operating lease obligations	3,171,681	2,789,107
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	4,693,774	4,958,247
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	6,784,837	6,959,660
Finance lease current liabilities	Current portion of finance lease obligations	2,087,938	2,214,127
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,660,504	3,147,447

The components of lease expense for the three month periods ended July 31, 2024 and 2023, are as follows:

		Three Months	Three Months
		Ended	Ended
	Expense	July 31,	July 31,
	Classification	2024	2023
Operating Leases:
Operating lease cost	Operating	928,834	895,469
Variable lease cost	Operating	51,112	56,900
Short term lease cost	Operating	2,850	2,250
Finance Leases:
Amortization of right-of-use assets	Operating	682,905	640,847
Interest expense	Interest	131,878	119,686
Total		1,797,579	1,715,152

SigmaTron International, Inc.

July 31, 2024

Note I – Leases – Continued

The weighted average lease term and discount rates for the quarters ended July 31, 2024 and 2023, are as follows:

	July 31,	July 31,
	2024	2023
Operating Leases:
Weighted average remaining lease term (months)	38.59	34.57
Weighted average discount rate	5.5%	3.4%
Finance Leases:
Weighted average remaining lease term (months)	29.96	32.51
Weighted average discount rate	10.3%	9.8%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 9 months of the fiscal year ending April 30:
2025	$2,682,084	$1,912,983
For the fiscal years ending April 30:
2026	3,090,111	1,989,209
2027	971,166	1,161,407
2028	715,105	362,983
2029	729,407	-
2030	443,414	-
Thereafter	-	-
Total undiscounted lease payments	8,631,287	5,426,582
Present value discount, less interest	765,832	678,140
Lease liability	$7,865,455	$4,748,442

SigmaTron International, Inc.

July 31, 2024

Note I – Leases – Continued

Supplemental disclosures of cash flow information related to leases for the three months ended July 31, 2024 and 2023 are as follows:

	Three Months Ended
	July 31,	July 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	131,878	119,686
Operating cash flows from operating leases	109,363	61,121
Financing cash flows from finance leases	613,132	428,105
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	1,032,351
Right-of-use assets obtained in exchange for operating lease liabilities	936,399	1,531

Note J – Intangible Assets

Intangible assets subject to amortization are summarized as of July 31, 2024 as follows:

	July 31,2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,792,433	897,567
Total	$4,690,000	$3,792,433	$897,567

SigmaTron International, Inc.

July 31, 2024

Note J – Intangible Assets - Continued

Intangible assets subject to amortization are summarized as of April 30, 2024 as follows:

	April 30, 2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,710,812	979,188
Total	$4,690,000	$3,710,812	$979,188

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining periods as of July 31, 2024, are as follows:

For the remaining 9 months of the fiscal year ending April 30:	2025	$243,081
For the fiscal years ending April 30:	2026	317,728
	2027	310,900
	2028	25,858
		$897,567

Amortization expense was $81,621 and $83,415 for the three month periods ended July 31, 2024 and July 31, 2023, respectively.

firs

SigmaTron International, Inc.

July 31, 2024

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., and its international procurement office, SigmaTron International Inc. Taiwan Branch (collectively, the “Company”) and other Items in this Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the impact of material weaknesses in internal controls over financial reporting; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain and the Company’s customers; demand challenges resulting from inflation and supply chain uncertainty; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; relatively high interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; public health crises, such as pandemics; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions and the Israel-Hamas conflict; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

July 31, 2024

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three month periods ended July 31, 2024 and July 31, 2023.

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

SigmaTron International, Inc.

July 31, 2024

Results of Operations:

The following table sets forth the Company’s results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	July 31,	July 31,
	2024	2023

Net sales	$84,776,978	$98,130,356
Cost of products sold	78,371,784	88,479,136
As a percent of net sales	92.4%	90.2%
Gross profit	6,405,194	9,651,220
As a percent of net sales	7.6%	9.8%
Selling and administrative expenses	6,623,866	6,842,805
As a percent of net sales	7.8%	7.0%
Operating (loss) income	(218,672)	2,808,415

Other income	-	18,627
Interest expense, net	(2,268,275)	(2,719,078)
(Loss) income before income taxes	(2,486,947)	107,964
Income tax (expense) benefit	(802,213)	154,135
Net (loss)/income	$(3,289,160)	$262,099

Net sales

Net sales decreased $13,353,378, or (13.6)%, to $84,776,978 for the three month period ended July 31, 2024, compared to $98,130,356 for the same period in the prior fiscal year. The Company’s sales decreased for the three month period ended July 31, 2024, in the industrial electronics and medical/life science markets. The decrease in sales was partially offset with an increase in the consumer electronics market, compared to the same period in the prior fiscal year. The decrease in sales is primarily due to customers that have lowered their demand in the current quarter, compared to the same period in the prior fiscal year.

SigmaTron International, Inc.

July 31, 2024

Costs of products sold

Cost of products sold decreased $10,107,352, or (11.4)%, to $78,371,784 (92.4% of net sales) for the three month period ended July 31, 2024, compared to $88,479,136 (90.2% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes, higher labor costs and other fixed manufacturing costs for the three month period ended July 31, 2024, than in the same period in the prior fiscal year. The three month period ended July 31, 2024 results include approximately $340,000 of severance related to staff reductions during the period.

Gross profit margin

Gross profit margin was 7.6% of net sales, for the three month period ended July 31, 2024, compared to 9.8% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to lower sales volumes, higher labor and other fixed manufacturing costs, and severance related expenses during the three month period ended July 31, 2024, compared to the same period in the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses decreased $218,939, or (3.2)% to $6,623,866 (7.8% of net sales) for the three month period ended July 31, 2024, compared to $6,842,805 (7.0% of net sales) for the same period in the prior fiscal year. The decrease in selling and administrative expenses is primarily due to a decrease in accounting professional fees, legal professional fees and bonus expense.

Interest expense, net

Interest expense, net, decreased to $2,268,275 for the three month period ended July 31, 2024, compared to $2,719,078 for the same period in the prior fiscal year. The decrease relates to a decrease in debt levels during the three month period ended July 31, 2024 as compared to the same period in the prior fiscal year.

Income tax expense/benefit

Income tax expense increased $956,348 to $802,213 for the three month period ended July 31, 2024, compared to an income tax benefit of $154,135 for the same period in the prior fiscal year. The effective tax rate increased to (32.26)% for the three month period ended July 31, 2024, compared to (142.76)% for the same period in the prior fiscal year. The increase in income tax expense for the three month period ended July 31, 2024 compared to the same period in the previous year is due to variations in the forecasted tax rates and income earned by jurisdiction. The increase in effective tax rate is due to variations in income earned by jurisdiction.

Net income/loss

Net income decreased $3,551,259, to a net loss of $3,289,160 for the three month period ended July 31, 2024, compared to a net income of $262,099 for the same period in the prior fiscal year. The decreased net income primarily relates to lower sales volumes, higher labor and other fixed manufacturing costs, severance related costs and higher income taxes partially offset with lowering selling and administrative expenses and lower interest expense.

SigmaTron International, Inc.

July 31, 2024

Liquidity and Capital Resources:

The Company’s liquidity requirements are primarily to fund its business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements. The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving Facility credit agreement. At this time, the Company believes its liquidity position will be sufficient to fund its existing operations and current commitments for at least the next twelve months. In addition to its cash flows from operations and borrowings under the revolving facility credit agreement, the Company has taken steps to reduce its debt and cost structure to enhance its liquidity, including consolidating its Illinois operations into its Elk Grove Village, Illinois headquarters, and reduction of headcounts and inventory, and continues to explore other strategic initiatives to further reduce its debt. However, in the event customers delay orders or future payments are not made timely, economic conditions remain impacted for longer than the Company expects or deteriorate further, the Company experiences continued supply chain disruptions on certain raw materials, the Company desires to expand its operations, its business grows more rapidly than expected, the Company fails to effectively reduce debt, any new public health crises arise, or geopolitical risks continue or worsen, the Company’s liquidity position could be severely impacted and additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

Operating Activities.

Cash flow provided by operating activities was $2,627,667 for the three month period ended July 31, 2024, compared to cash flow provided by operating activities of $7,750,014 for the same period in the prior fiscal year. Cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $13,163,256. Cash flow from operating activities was offset by a decrease in accounts payable in the amount of $3,971,274, an increase in accounts receivable in the amount of $3,732,481 and a decrease in customer deposits in the amount of $1,555,729. The decrease in inventory is the result of improvement in the component marketplace which has allowed the Company to complete assemblies for shipping. The decrease in accounts payable is a result of lower accounts payable balances due to lower purchases of raw materials and the timing of payments. The increase in accounts receivable is due to the timing of customer payments.

Cash flow provided by operating activities was $7,750,014 for the three month period ended July 31, 2023. Cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $7,092,926, a decrease in accounts receivable in the amount of $2,058,165 and an increase in customer deposits in the amount of $9,717,955. Cash flow from operating activities was offset by a decrease in accounts payable in the amount of $10,241,474 and deferred revenue in the amount of $2,520,928.

Investing Activities.

Cash used in investing activities was $167,813 for the three month period ended July 31, 2024. During the first three months of fiscal year 2025, the Company purchased $167,813 in machinery and equipment to be used in the ordinary course of business. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

SigmaTron International, Inc.

July 31, 2024

Cash used in investing activities was $621,929 for the three month period ended July 31, 2023. During the first three months of fiscal year 2024, the Company purchased $621,929 in machinery and equipment used in the ordinary course of business.

Financing Activities.

Cash provided by financing activities of $426,104 for the three month period ended July 31, 2024, was primarily the result of net borrowings under the line of credit and term loan agreement.

Cash used in financing activities of $6,292,323 for the three month period ended July 31, 2023, was primarily the result of net payments under the line of credit and term loan agreement.

Financing Summary.

Notes Payable – Banks

The Company’s primary secured credit agreements include the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company, the other loan party thereto and JPMorgan Chase Bank, N.A, as lender (“JPM”), which provides for a secured credit facility consisting of a revolving loan facility and, until July 2022, a term loan facility, and the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which provides for a term loan facility. The Facility, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the Facility is July 18, 2027.

The Credit Agreements contain financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s fixed payments on its indebtedness made during any fiscal period minus non-financed capital expenditures to EBITDA (as defined in the Credit Agreements) and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s borrowed money or letters of credit to EBITDA.

In addition, the JPM Credit Agreement imposes a cash dominion period if there is an event of default or if availability is less than 10% of the Revolving Commitment (as defined in the JPM Credit Agreement), and such requirement continues until there is no event of default and availability is greater than 10% of the Revolving Commitment, in each case for 30 consecutive days.

In connection with the entry into the JPM Credit Agreement, Lender and TCW, as administrative agent under the Term Loan Agreement, entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron and Wagz (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as

SigmaTron International, Inc.

July 31, 2024

defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of July 31, 2024, there was $30,284,657 outstanding and $16,087,627 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. As of July 31, 2024 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $545,875 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from TCW to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of July 31, 2024, was $37,253,301 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of July 31, 2024 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $861,637 and $935,492, respectively.

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

Waivers and Amendments No. 1 & 2

In March 2023, the Company received default notices from JPM and TCW due to non-compliance with certain financial covenants under their respective Credit Agreements, including the Fixed Charge Coverage Ratio and Total Debt to EBITDA Ratio. Additionally, the Company received a delinquency notification from Nasdaq for failing to timely file its Form 10-Q for the fiscal quarter ended January 31, 2023, which also constituted a default under the Credit Agreements. Consequently, the total debt balances were classified as current liabilities. On April 28, 2023, the Company entered into waivers with JPM and TCW, which waived certain events of default and amended terms of the Credit Agreements. These amendments included requirements to maintain a minimum of $2.5 million in revolver availability, modifications to the definition of EBITDA, and adjustments to the Total Debt to EBITDA Ratios. On June 15, 2023, the Company executed further amendments to extend the deadline for potential corporate restructuring to July 31, 2023.

SigmaTron International, Inc.

July 31, 2024

Waivers and Amendments No. 3

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

Due to the Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024.

In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company had 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance. On September 10, 2024, the Company received a notification letter from Nasdaq indicating that the Company had regained compliance with the applicable continued listing requirements based on the filing of the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024.

On August 19, 2024 (the “Third Amendment Effective Date”), the Lender Parties waived the 2024 Defaults pursuant to (i) the Waiver and Amendment No. 3 to Credit Agreement (the “JPM Amendment”) between the Company and JPM, and (ii) the Waiver and Amendment No. 3 to Credit Agreement (the “TCW Amendment” and together with the JPM Amendment, the “2024 Amendments”) by and among the Company, the TCW Lenders, and the Agent. In consideration of the TCW Amendment, the Company and the Agent also entered into the Third Amendment Fee Letter (the “Fee Letter”) dated as of the Third Amendment Effective Date. The 2024 Amendments provided for, among other things, a waiver of the Company’s noncompliance with the financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), in each case as of the Third Amendment Effective Date.

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

SigmaTron International, Inc.

July 31, 2024

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

In addition, pursuant to the TCW Amendment the parties agreed to (i) amend the principal payment schedule under the TCW Term Loan to $250,000 per quarter; (ii) extend the PIK Period (as defined in the Term Loan Agreement) for three additional quarters beyond October 31, 2024 if the Total Debt to EBITDA Ratio exceeds a certain threshold as of certain dates; (iii) permit the Company to elect to pay on a quarterly basis in-kind a portion of the Baseline Applicable Margin (as defined in the Term Loan Agreement) per annum provided no default or event of default under the Term Loan Agreement has occurred; (iv) increase a portion of the Term Loan Borrowing Base (as defined in the Term Loan Agreement) based on the value of the Company’s real estate; (v) reduce the asset coverage pre-payment ratio under the TCW Term Loan to 90% of the outstanding principal balance; and (vi) provide the Agent with the right to appoint a non-voting observer to attend regular meetings of the Company’s Board of Directors and any relevant committees.

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance.

All other material terms of the Credit Agreements, as amended by the Amendments, remain unchanged.

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and expired in accordance with its terms on February 7, 2024. On March 1, 2024, the agreement was renewed, and is scheduled to expire on February 1, 2025. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of July 31, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at July 31, 2024 and April 30, 2024, respectively.

SigmaTron International, Inc.

July 31, 2024

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $353,469 and $366,572 at July 31, 2024 and April 30, 2024, respectively.

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

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the three month period ended July 31, 2024, resulted in net foreign currency transaction losses of $461,748 compared to net foreign currency losses of $275,970 for the same period in the prior year. During the three months of fiscal year 2025, the Company paid approximately $15,460,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $14,036,000 as of July 31, 2024.

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

SigmaTron International, Inc.

July 31, 2024

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of the Company’s consolidated financial statements for the year ended April 30, 2024, it identified a material weakness as reported previously, which continues to exist as of July 31, 2024. The Company did not properly design or maintain effective controls related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

Based on this evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness and control deficiencies as reported in its Annual Report on Form 10-K for the year ended April 30, 2024, its disclosure controls and procedures were not effective as of July 31, 2024. Notwithstanding the weakness, the Company’s management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, its financial position, results of operation and cash flow in conformity with GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting and Disclosure Controls

Management remains committed to ongoing efforts to address the material weakness. Although the Company will continue to implement measures to remedy its internal control deficiencies, there can be no assurance that its efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously identified will continue to exist.

Other than the remediation efforts previously disclosed, there have been no changes in the Company’s internal controls over financial reporting for the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

SigmaTron International, Inc.

July 31, 2024

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

Item 1A. Risk Factors.

Other than the risk factor disclosed in this Item 1A. below, there have been no material changes to the Company’s risk factors since the filing of the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2024.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations.

In connection with the Company’s management evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's management has identified a material weakness in internal control over financial reporting. As a result of the material weakness, the Company's management has concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2024, as further described in Item 4, Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company's material weakness in internal controls was related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

The Company is taking steps to remediate the material weakness by, among other things, implementing measures to improve its internal control structure, specifically, strengthening the Company's review process related to revenue contracts, such as multiple levels of review and supporting evidence of such transactions. However, no assurance can be given that these measures will remediate the material weakness or prevent additional material weaknesses in the future.

The Company may discover additional material weaknesses in its system of internal financial and accounting controls and procedures that could result in misstatements of its financial statements. The Company's internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

SigmaTron International, Inc.

July 31, 2024

If the Company is unable to remediate the material weakness in a timely manner or if it identifies additional material weaknesses in the future, the Company may be unable to provide required financial information in a timely and reliable manner and the Company may incorrectly report financial information. Likewise, if the Company's financial statements are not filed on a timely basis, the Company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Further, the existence of a material weakness in internal control over financial reporting could adversely affect the Company's reputation or investor perceptions of the Company, which could have a negative effect on the trading price of the Company's common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None beyond what was previously disclosed.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SigmaTron International, Inc.

July 31, 2024

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

July 31, 2024

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	September 19, 2024

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ James J. Reiman	September 19, 2024

James J. Reiman	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)