Form 10-Q
period 2024-10-31
SIGMATRON INTERNATIONAL INC
filed 2024-12-20
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

October 31, 2024

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of December 17, 2024: 6,119,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	October 31,
	2024	April 30,
	(Unaudited)	2024

Current assets:
Cash and cash equivalents	$3,983,483	$2,417,360

Accounts receivable, less allowance for credit losses of $18,615
and $59,466 at October 31, 2024 and April 30, 2024, respectively	30,476,541	32,043,985
Inventories, net	116,052,575	128,850,901
Prepaid expenses and other assets	1,057,064	1,886,701
Refundable and prepaid income taxes	1,207,096	1,716,372
VAT receivables	5,653,099	6,569,984
Other receivables	2,490,377	2,417,316

Total current assets	160,920,235	175,902,619

Property, machinery and equipment, net	31,626,827	33,755,078

Intangible assets, net	816,538	979,188
Deferred income taxes	-	4,432,210
Right-of-use assets	10,090,512	7,463,301
Other assets	1,207,854	1,261,579

Total other long-term assets	12,114,904	14,136,278

Total assets	$204,661,966	$223,793,975

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$48,103,672	$50,593,099
Customer deposits	8,173,213	10,738,596
Accrued wages	6,020,593	6,746,466
Accrued expenses	1,952,470	2,554,260
Income taxes payable	1,232,228	897,847
Deferred revenue	5,144,305	3,111,062
Contingent warrants	2,889,000	-
Current portion of long-term debt	59,867,827	66,244,227
Current portion of finance lease obligations	2,043,612	2,214,127
Current portion of operating lease obligations	3,155,101	2,789,107

Total current liabilities	138,582,021	145,888,791

Long-term debt, less current portion	2,607,322	3,339,160
Income taxes payable	152,100	294,993
Deferred income taxes	353,942	-
Finance lease obligations, less current portion	2,180,940	3,147,447
Operating lease obligations, less current portion	7,257,123	4,958,247
Other long-term liabilities	76,592	93,084

Total long-term liabilities	12,628,019	11,832,931

Total liabilities	151,210,040	157,721,722

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	October 31,
	2024	April 30,
	(Unaudited)	2024

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,119,288 shares issued and outstanding
at October 31, 2024 and April 30, 2024	61,193	61,193
Capital in excess of par value	42,588,896	42,453,394
Retained earnings	10,801,837	23,557,666

Total stockholders' equity	53,451,926	66,072,253

Total liabilities and stockholders' equity	$204,661,966	$223,793,975

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$74,719,360	$98,691,684	$159,496,338	$196,822,040
Cost of products sold	67,815,156	89,003,929	146,186,940	177,483,065

Gross profit	6,904,204	9,687,755	13,309,398	19,338,975

Selling and administrative expenses	6,370,511	6,613,634	12,994,377	13,456,439

Operating income	533,693	3,074,121	315,021	5,882,536

Other income	-	6,503	-	25,130
Change in fair value of warrants	(626,000)	-	(626,000)	-
Interest expense, net	(4,701,108)	(2,708,696)	(6,969,383)	(5,427,774)
(Loss) income before income tax expense	(4,793,415)	371,928	(7,280,362)	479,892

Income tax expense	(4,673,254)	(343,666)	(5,475,467)	(189,531)

Net (loss)/income	$(9,466,669)	$28,262	$(12,755,829)	$290,361

(Loss) earnings per share - basic	$(1.55)	$-	$(2.08)	$0.05

(Loss) earnings per share - diluted	$(1.55)	$-	$(2.08)	$0.05

Weighted average shares of common stock outstanding
Basic	6,119,288	6,091,331	6,119,288	6,092,761

Weighted average shares of common stock outstanding
Diluted	6,119,288	6,190,696	6,119,288	6,166,524

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended October 31, 2024 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2024	$-	$61,193	$42,453,394	$23,557,666	$66,072,253

Recognition of stock-based compensation	-	-	71,174	-	71,174

Net loss	-	-	-	(3,289,160)	(3,289,160)

Balance at July 31, 2024	$-	$61,193	$42,524,568	$20,268,506	$62,854,267

Recognition of stock-based compensation	-	-	64,328	-	64,328

Net loss	-	-	-	(9,466,669)	(9,466,669)

Balance at October 31, 2024	$-	$61,193	$42,588,896	$10,801,837	$53,451,926

For the six months ended October 31, 2023 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

Recognition of stock-based compensation	-	-	184,817	-	184,817

Net income	-	-	-	262,099	262,099

Balance at July 31, 2023	$-	$60,634	$42,171,387	$26,305,922	$68,537,943

Recognition of stock-based compensation	-	-	64,938	-	64,938

Exercise of stock options	-	30	9,570	-	9,600

Restricted stock awards	-	43	13,175	-	13,218

Net income	-	-	-	28,262	28,262

Balance at October 31, 2023	$-	$60,707	$42,259,070	$26,334,184	$68,653,961

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)/income	$(12,755,829)	$290,361

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization of property, machinery and equipment	2,829,394	3,000,751
Stock-based compensation	135,502	249,755
Restricted stock expense	-	13,218
Provision for credit losses	40,851	71,508
Fair value adjustment of contingent warrants	2,889,000	-
Deferred income tax expense (benefit)	4,786,152	(266,579)
Amortization of intangible assets	162,650	166,224
Amortization of financing fees	2,411,956	350,295
Loss from disposal or sale of machinery and equipment	7,158	43,287
Changes in operating assets and liabilities
Accounts receivable	1,526,593	5,244,132
Inventories	12,798,326	19,214,849
Prepaid expenses and other assets	1,774,858	(1,302,933)
Right-of-use assets	(2,627,211)	1,348,411
Refundable and prepaid income taxes	509,276	10,366
Income taxes payable	191,488	(1,161,108)
Trade accounts payable	(2,489,427)	(13,146,965)
Customer deposits	(2,565,383)	8,216,454
Operating lease liabilities	2,664,870	(1,520,403)
Accrued expenses and wages	(1,391,827)	(914,063)
Deferred revenue	2,033,243	(4,140,944)
Net cash provided by operating activities	12,931,640	15,766,616

Cash flows from investing activities
Purchases of machinery and equipment	(708,301)	(405,413)
Net cash used in investing activities	(708,301)	(405,413)

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Proceeds from the exercise of common stock options	-	9,600
Proceeds under equipment notes	-	783,461
Payments under finance lease agreements	(1,137,022)	(955,337)
Payments under equipment notes	(775,995)	(552,965)
Payments under building notes payable	(26,395)	(24,923)
Proceeds under term loan agreement	1,241,940	-
Payments under term loan agreement	(500,000)	(500,000)
Borrowings under revolving line of credit	167,311,601	202,602,581
Payments under revolving line of credit	(172,522,993)	(213,829,509)
Payments of debt financing costs	(4,248,352)	(463,214)
Net cash used in financing activities	(10,657,216)	(12,930,306)

Change in cash and cash equivalents	1,566,123	2,430,897
Cash and cash equivalents at beginning of period	2,417,360	819,129

Cash and cash equivalents at end of period	$3,983,483	$3,250,026

Supplementary disclosures of cash flow information
Cash paid for interest	$4,628,192	$5,132,648
Cash paid for income taxes	700,666	1,600,055
Purchase of machinery and equipment financed
under finance leases	-	2,567,029
Right-of-use assets obtained in exchange for operating
lease liabilities	4,261,324	1,531
Financing of insurance policy	47,672	73,837
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

October 31, 2024

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

As of August 19, 2024, the Company was not in compliance with the financial covenants under the Credit Agreements as follows: the Fixed Charge Coverage Ratio for multiple twelve month periods including those ending on April 30, 2024 and July 31, 2024 was less than 1.10:1.00, the Total Debt to EBITDA Ratio for the twelve month period ending on April 30, 2024 was greater than 4.50:1.00, and the Total Debt to EBITDA Ratio for the twelve month period ending on July 31, 2024 was greater than 4.25:1.00 (collectively, the “2024 Covenant Defaults”). In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company had 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance. On September 10, 2024, the Company received a notification letter from Nasdaq indicating that the Company had regained compliance with the applicable continued listing requirements based on the filing of the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024.

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A - Description of the Business - Continued

covenant compliance failures based on current revenue levels (see Note B - Basis of Presentation - Going Concern for additional information) the Company continues to classify this debt as current liabilities as of October 31, 2024.

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

The Company is taking steps to reduce its debt and cost structure. Most recently, since the beginning of calendar year 2024, these actions include the sale of its Elgin, Illinois property and consolidation of the Elgin operations to the Elk Grove Village, Illinois headquarters, reduction of headcounts at various operations and corporate, and inventory reduction. Subsequent to October 31, 2024, during December 2024, the Company executed a sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters, using the proceeds to further reduce its debt position. For further discussion of the transaction, see Note K – Subsequent Event.

The Company continues to explore other strategic initiatives to further reduce its debt to enable it to comply with increasingly stringent financial covenants. Delays or a failure to effectively reduce debt, including due to circumstances outside of our control, could have an adverse effect on our financial position and results of operations.

Note B - Basis of Presentation – Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Over the past two years the Company has been in violation of financial covenants in its Credit Agreements (further discussion in Note E – Long-term Debt). Pursuant to amendments to those Credit Agreements, the Company must satisfy revised terms to those agreements, which include meeting certain revised financial covenant ratios as well as the requirement to pursue and close a Replacement Transaction to pay the Obligations (as defined in the Credit Agreements) in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. If the Company continues to see softness in demand, the Company’s ability to meet covenants in the near term may be at risk. In the event of non-compliance with the Company’s debt covenants, the Company may not have the ability to satisfy its obligations as they become due.

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation – Going Concern - Continued

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, focusing the Company on its most profitable elements, and exploring alternative funding sources on an as needed basis such as execution of a sales-leaseback transaction as disclosed in Note K – Subsequent Event. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. The COVID-19 pandemic, supply chain challenges, inflationary pressures and the broader business climate in its industry have negatively impacted the Company’s business operations and is expected to continue to do so and, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and sustain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under credit agreements in place at the time. The Company is obligated to either meet certain debt ratios by August 31, 2025 or find a Replacement Transaction no later than September 30, 2025. While the Company expects to have sufficient financial resources available on acceptable terms, there can be no assurance this will occur, particularly in light of increasingly conservative financial markets.

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. The condensed consolidated balance sheet at April 30, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation – Going Concern - Continued

Reclassifications

Certain amounts recorded in the prior-period consolidated financial statements have been reclassified to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Note C - Inventories, net

The components of inventory consist of the following:

	October 31,	April 30,
	2024	2024

Finished products	$22,349,385	$18,457,912
Work-in-process	4,134,565	4,492,609
Raw materials	91,725,314	108,224,069
	118,209,264	131,174,590
Less obsolescence reserve (1)	2,156,689	2,323,689
	$116,052,575	$128,850,901

(1)  The obsolescence reserve primarily relates to raw materials.

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2024	2023	2024	2023

Net (loss)/income	$(9,466,669)	$28,262	$(12,755,829)	$290,361

Weighted-average shares
Basic	6,119,288	6,091,331	6,119,288	6,092,761
Effect of dilutive stock options	-	99,365	-	73,763

Diluted	6,119,288	6,190,696	6,119,288	6,166,524

Basic (loss)/earnings per share	$(1.55)	$0.00	$(2.08)	$0.05

Diluted (loss)/earnings per share	$(1.55)	$0.00	$(2.08)	$0.05

Options to purchase 691,331 and 596,081 shares of common stock were outstanding and exercisable at October 31, 2024 and 2023, respectively. There were no options granted during the three month period ended October 31, 2024 and October 31, 2023, respectively. There were no options granted during the six month period ended October 31, 2024 and there were 177,000 options granted during the six month period ended October 31, 2023. There was $64,328 and $64,938 stock option expense recognized for the three month periods ended October 31, 2024 and 2023, respectively. There was $135,502 and $249,755 stock option expense recognized for the six month periods ended October 31, 2024 and 2023, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at October 31, 2024 and 2023 was $168,414 and $487,120, respectively. There were 633,964 anti-dilutive common stock equivalents and 178,000 anti-dilutive common stock equivalents for the three month periods ended October 31, 2024 and 2023, respectively, which have been excluded from the calculation of diluted earnings per share. There were 291,288 anti-dilutive common stock equivalents and 260,886 anti-dilutive common stock equivalents for the six month periods ended October 31, 2024 and 2023, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and finance lease obligations consisted of the following at October 31, 2024 and April 30, 2024:

	October 31,	April 30,
	2024	2024

Debt:
Notes Payable - Banks	$61,632,568	$66,102,020
Notes Payable - Buildings	340,177	366,572
Notes Payable - Equipment	3,866,956	4,642,951
Unamortized deferred financing costs	(3,364,552)	(1,528,156)
Total debt	62,475,149	69,583,387
Less current maturities*	59,867,827	66,244,227
Long-term debt	$2,607,322	$3,339,160

Finance lease obligations	$4,224,552	$5,361,574
Less current maturities	2,043,612	2,214,127
Total finance lease obligations, less current portion	$2,180,940	$3,147,447

* Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of October 31, 2024.

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

October 31, 2024

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

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of October 31, 2024, there was $23,387,327 outstanding and $15,168,702 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. As of October 31, 2024 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $371,735 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from TCW to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of October 31, 2024, was $38,245,241 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of October 31, 2024 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $2,992,817 and $935,492, respectively.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s interest in its Elk Grove Village real estate, (ii) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan. The net proceeds received

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

by the Company from the sale of the Elgin, Illinois, property in February, 2024, reduced the TCW Term Loan.

Waivers and Amendments No. 1 & 2

In March 2023, the Company received default notices from JPM and TCW due to non-compliance with certain financial covenants under their respective Credit Agreements, including the Fixed Charge Coverage Ratio and Total Debt to EBITDA Ratio. Additionally, the Company received a delinquency notification from Nasdaq for failing to timely file its Form 10-Q for the fiscal quarter ended January 31, 2023, which also constituted a default under the Credit Agreements. Consequently, the total debt balances were classified as current liabilities. On April 28, 2023, the Company entered into waivers with JPM and TCW, which waived certain events of default and amended terms of the Credit Agreements. These amendments included requirements to maintain a minimum of $2.5 million in revolver availability, modifications to the definition of EBITDA, and adjustments to the Total Debt to EBITDA Ratios. On June 15, 2023, the Company executed further amendments to extend TCW’s ability to trigger a potential corporate restructuring to occur no earlier than August 1, 2023.

Waivers and Amendments No. 3

As of August 19, 2024, the Company was not in compliance with the financial covenants under the Credit Agreements as follows: the Fixed Charge Coverage Ratio for multiple twelve month periods including those ending on April 30, 2024 and July 31, 2024 was less than 1.10:1.00, the Total Debt to EBITDA Ratio for the twelve month period ending on April 30, 2024 was greater than 4.50:1.00, and the Total Debt to EBITDA Ratio for the twelve month period ending on July 31, 2024 was greater than 4.25:1.00 (collectively, the “2024 Covenant Defaults”).

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels (see Note B - Basis of Presentation - Going Concern for additional information) the Company continues to classify this debt as current liabilities as of October 31, 2024.

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

SigmaTron International, Inc.

October 31, 2024

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

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, if the Company does not meet certain financial metrics from December 2024 to September 2025 as defined in the agreement, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance.

The Company evaluated the accounting for the warrants associated with the Fee Letter to determine whether the warrants should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the Warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. The Company concluded that the warrants shall be classified as a liability upon entering into the Fee Letter and as a result recorded a liability of $2,263,000. In subsequent periods, these Warrants are subject to remeasurement. As of October 31, 2024, the warrants were valued at $2,889,000. The remeasurement of the warrants is recorded within the change in fair value of warrants within the Consolidated Statements of Operations.

All other material terms of the Credit Agreements, as amended by the Amendments, remain unchanged.

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and expired in accordance with its terms on February 7, 2024. On March 1, 2024, the agreement was renewed, and is scheduled to expire on February 1, 2025. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of October 31, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at October 31, 2024 and April 30, 2024, respectively.

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $340,177 and $366,572 at October 31, 2024 and April 30, 2024, respectively.

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

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of October 31, 2024, are as follows:

		Bank	Building	Equipment	Total

For the remaining 6 months of the fiscal year ending April 30:	2025	$58,268,016	$27,162	$812,018	$59,107,196
For the fiscal years ending April 30:	2026	-	56,719	1,271,466	1,328,185
	2027	-	60,068	774,489	834,557
	2028	-	63,614	609,617	673,231
	2029	-	67,370	399,366	466,736
	2030	-	65,244	-	65,244
		$58,268,016	$340,177	$3,866,956	$62,475,149

*Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of October 31, 2024.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through March 1, 2028, with monthly installment payments ranging from $12,940 to $33,706 and a fixed interest rate ranging from 8.73% to 12.09% per annum.

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note F - Income Tax

The income tax expense was $4,673,254 for the three month period ended October 31, 2024 compared to an income tax expense of $343,666 for the same period in the prior fiscal year. The Company’s effective tax rate was (61.46)% and 92.40% for the three month period ended October 31, 2024 and 2023, respectively. The increase in income tax expense for the three month period ended October 31, 2024 compared to the same period in the previous year is due primarily to an increase in the valuation allowance in the current period. The change in effective tax rate is due to variations in income earned by jurisdiction and the recording of valuation allowance.

The income tax expense was $5,475,467 for the six month period ended October 31, 2024 compared to an income tax expense of $189,531 for the same period in the prior fiscal year. The Company’s effective tax rate was (54.26)% and 39.49% for the six month period ended October 31, 2024 and 2023, respectively. The increase in income tax expense for the six month period ended October 31, 2024 compared to the same period in the previous year is primarily due to an increase in the valuation allowance in the current period. The change in effective tax rate is due to variations in income earned by jurisdiction and the recording of valuation allowance.

The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Given the Company’s recent operating losses and going concern uncertainty identified in the current quarter, the Company determined that it may not reasonably rely on future forecasted income to benefit its deferred assets. For these reasons the Company has established a full valuation allowance on its deferred assets as of the end of the current quarter.

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

October 31, 2024

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

Accounts Receivable - Accounts receivable is presented net of allowance for credit losses of $18,615 and $59,466 as of October 31, 2024 and April 30, 2024, respectively. The Company believes that its allowance for credit losses is adequate and represents its best estimate as of October 31, 2024. The Company continues to closely monitor customer liquidity along with industry and economic conditions, which may result in changes to its estimate.

The following table presents the Company’s accounts receivable balance at the end of each period indicated:

	October 31,	April 30,
	2024	2024

Accounts receivable	$30,495,156	$32,103,451
Less allowance for credit losses	18,615	59,466
	$30,476,541	$32,043,985

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
Net trade sales by end-market	2024	2023	2024	2023
Industrial Electronics	$49,084,765	$69,366,781	$104,156,990	$137,242,311
Consumer Electronics	21,241,302	22,090,863	45,485,251	44,748,749
Medical / Life Sciences	4,393,293	7,234,040	9,854,097	14,830,980
Total Net Trade Sales	$74,719,360	$98,691,684	$159,496,338	$196,822,040

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

During the three and six month periods ended October 31, 2024, no material revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at October 31, 2024. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligations with a duration of one year or less. The Company had no material remaining unsatisfied performance obligations as of October 31, 2024, with an expected duration of greater than one year.

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

	Six Months Ended
	October 31,	October 31,
	2024	2023
Contract liability (deferred revenue) beginning of period	$3,111,062	$8,063,197
Deferred revenue recognized in period	(4,857,972)	(8,387,288)
Revenue deferred in period	6,891,215	4,246,344
Deferred revenue end of period	$5,144,305	$3,922,253

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. The Company previously maintained a valuation allowance on certain foreign loss carryforwards; however, all foreign tax loss

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

carryforwards have been used as of April 30, 2024 and no related valuation allowance remains. Given the Company’s recent operating losses and going concern uncertainty identified in the current quarter, the Company determined that it may not reasonably rely on future forecasted income to benefit its deferred tax assets. For these reasons the Company has established a full valuation allowance on its deferred tax assets as of October 31, 2024.

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

Fair Value Measurements Warrants – Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. The Company follows a three-level hierarchy to prioritize the inputs used in valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below:

•Level 1: Quoted prices in active markets for identical assets or liabilities.

•Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

During the three month period ended October 31, 2024, the Company valued its contingent warrants which are classified as liabilities under authoritative accounting standards. These common stock warrants are valued using a Monte Carlo model, with level 3 inputs such as expected volatility, risk-free interest rate, and expected number of warrants ultimately utilized and term that are not observable in active markets.

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

The below table provides a summary of the fair value of the Company’s warrant liability during the six months ended October 31, 2024.

October 31,
2024
Beginning balance	$-
Issuance of warrants	2,263,000
Change in fair value of warrants	626,000
Ending balance	$2,889,000

New Accounting Standards:

In June 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-05, that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For smaller reporting companies, ASU 2016- 13 is effective for annual and interim reporting periods beginning after December 15, 2022, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted. The Company adopted this ASU in the first quarter ended July 31, 2023 and it had no material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by the new standard on the Company’s consolidated financial statements and related disclosures.

SigmaTron International, Inc.

October 31, 2024

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

SigmaTron International, Inc.

October 31, 2024

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

The following table presents lease assets and liabilities and their balance sheet classification:

		October 31,	April 30,
	Classification	2024	2024
Operating Leases:
Right-of-use Assets	Right-of-use assets	$10,090,512	$7,463,301
Operating lease current liabilities	Current portion of operating lease obligations	3,155,101	2,789,107
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	7,257,123	4,958,247
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	6,531,668	6,959,660
Finance lease current liabilities	Current portion of finance lease obligations	2,043,612	2,214,127
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	2,180,940	3,147,447

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The components of lease expense for the three and six month periods ended October 31, 2024 and 2023, are as follows:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
	Expense	October 31,	October 31,	October 31,	October 31,
	Classification	2024	2023	2024	2023
Operating Leases:
Operating lease cost	Operating	966,308	896,963	1,895,142	1,792,432
Variable lease cost	Operating	51,112	56,209	102,223	112,418
Short term lease cost	Operating	2,850	2,250	5,700	4,500
Finance Leases:
Amortization of right-of-use assets	Operating	674,398	693,341	1,357,303	1,334,188
Interest expense	Interest	70,606	134,753	202,484	254,439
Total		1,765,274	1,783,516	3,562,852	3,497,978

The weighted average lease term and discount rates for the quarters ended October 31, 2024 and 2023, are as follows:

	October 31,	October 31,
	2024	2023
Operating Leases:
Weighted average remaining lease term (months)	64.59	32.00
Weighted average discount rate	6.8%	3.4%
Finance Leases:
Weighted average remaining lease term (months)	27.63	32.85
Weighted average discount rate	10.3%	9.8%

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 6 months of the fiscal year ending April 30:
2025	$1,903,672	$1,271,464
For the fiscal years ending April 30:
2026	3,534,597	1,990,280
2027	1,432,379	1,160,336
2028	1,192,461	362,983
2029	1,223,470	-
2030	954,769	-
Thereafter	2,640,549	-
Total undiscounted lease payments	12,881,897	4,785,063
Present value discount, less interest	2,469,673	560,511
Lease liability	$10,412,224	$4,224,552

Supplemental disclosures of cash flow information related to leases for the six months ended October 31, 2024 and 2023 are as follows:

	Six Months Ended
	October 31,	October 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	70,606	134,753
Operating cash flows from operating leases	255,891	119,065
Financing cash flows from finance leases	1,137,022	955,337
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	2,567,029
Right-of-use assets obtained in exchange for operating lease liabilities	4,261,324	1,531

SigmaTron International, Inc.

October 31, 2024

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Intangible Assets

Intangible assets subject to amortization are summarized as of October 31, 2024 as follows:

	October 31,2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,873,462	816,538
Total	$4,690,000	$3,873,462	$816,538

Intangible assets subject to amortization are summarized as of April 30, 2024 as follows:

	April 30, 2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,710,812	979,188
Total	$4,690,000	$3,710,812	$979,188

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining periods as of October 31, 2024, are as follows:

For the remaining 6 months of the fiscal year ending April 30:	2025	$162,054
For the fiscal years ending April 30:	2026	317,728
	2027	310,900
	2028	25,856
		$816,538

Amortization expense was $81,028 and $82,809 for the three month periods ended October 31, 2024 and October 31, 2023, respectively. Amortization expense was $162,650 and $166,224 for the six month periods ended October 31, 2024 and October 31, 2023, respectively.

Note K – Subsequent Event

During December 2024, the Company executed a sale/leaseback transaction for its principal facility in Elk Grove Village, Illinois.  The sale price was $9,500,000.  The lease is for a three year term with two, one-year tenant (Company) options.  The proceeds are intended to reduce debt.

SigmaTron International, Inc.

October 31, 2024

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., and its international procurement office, SigmaTron International Inc. Taiwan Branch (collectively, the “Company”) and other Items in this Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the impact of material weaknesses in internal controls over financial reporting; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have to the supply chain and the Company’s customers; demand challenges resulting from inflation and supply chain uncertainty; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; relatively high interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; the Company’s ability to generate cash from operations or otherwise, necessary to reduce debt or meet debt covenants as expected; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business; the turmoil in the global economy and financial markets; public health crises, such as pandemics; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions and the Israel-Hamas conflict; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

October 31, 2024

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and six month periods ended October 31, 2024 and October 31, 2023.

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

October 31, 2024

Results of Operations:

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	October 31,	October 31,
	2024	2023

Net sales	$74,719,360	$98,691,684
Cost of products sold	67,815,156	89,003,929
As a percent of net sales	90.8%	90.2%
Gross profit	6,904,204	9,687,755
As a percent of net sales	9.2%	9.8%
Selling and administrative expenses	6,370,511	6,613,634
As a percent of net sales	8.5%	6.7%
Operating income	533,693	3,074,121

Other income	-	6,503
Change in fair value of warrants	(626,000)	-
Interest expense, net	(4,701,108)	(2,708,696)
(Loss) income before income taxes	(4,793,415)	371,928
Income tax expense	(4,673,254)	(343,666)
Net (loss)/income	$(9,466,669)	$28,262

Net Sales

Net sales decreased $23,972,324, or -24.3%, to $74,719,360 for the three month period ended October 31, 2024, compared to $98,691,684 for the same period in the prior fiscal year. The Company’s sales decreased for the three month period ended October 31, 2024, in the consumer electronics, industrial electronics and medical/life science markets. The decrease in sales is primarily due to customers that have lowered their demand in the current quarter, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $21,188,773, or -23.8%, to $67,815,156 (90.8% of net sales) for the three month period ended October 31, 2024, compared to $89,003,929 (90.2% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes, higher labor costs and other fixed manufacturing costs for the three month period ended October 31, 2024, than in the same period in the prior fiscal year. The three month period ended October 31, 2024 includes approximately $300,000 of severance related to staff reductions during the period.

Gross profit margin

Gross profit margin was 9.2% of net sales, for the three month period ended October 31, 2024, compared to 9.8% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to lower sales volumes, higher labor and other fixed manufacturing costs, and severance related expenses during the three month period ended October 31, 2024, compared to the same period in the prior fiscal year.

SigmaTron International, Inc.

October 31, 2024

Selling and administrative expenses

Selling and administrative expenses decreased $243,123, or -3.7% to $6,370,511 (8.5% of net sales) for the three month period ended October 31, 2024, compared to $6,613,634 (6.7% of net sales) for the same period in the prior fiscal year. The decrease in selling and administrative expenses is primarily due to a decrease in bonus expense.

Change in fair value of warrants

Warrants were issued at a valuation of $2,263,000 during the quarter using a Monte Carlo model with a subsequent change in the fair value of warrants increasing expense by $626,000 for a net value as of October 31, 2024 of $2,889,000 in connection with the TCW Amendment which included the obligation to issue warrants to purchase shares of the Company’s common stock. The valuation was based on the actual number of warrants that can be issued under this amendment using the Monte Carlo model subject to remeasurement until warrants are exercised or cancelled.

Interest expense, net

Interest expense, net, increased to $4,701,108 for the three month period ended October 31, 2024, compared to $2,708,696 for the same period in the prior fiscal year. The increase relates to an expense of deferred financing costs as required by the August debt modification.

Income tax expense

Income tax expense increased $4,329,588 to $4,673,254 for the three month period ended October 31, 2024, compared to $343,666 for the same period in the prior fiscal year. The Company’s effective tax rate was (61.46)% and 92.40% for the three month period ended October 31, 2024 and 2023, respectively. The increase in income tax expense for the three month period ended October 31, 2024 compared to the same period in the previous year is due primarily to an increase in the valuation allowance in the current period. The change in effective tax rate is due to variations in income earned by jurisdiction and the recording of valuation allowance.

Net income/loss

Net income decreased $9,494,931, to a net loss of $9,466,669 for the three month period ended October 31, 2024, compared to a net income of $28,262 for the same period in the prior fiscal year. The decrease in net income primarily relates to lower sales volumes, a warrant remeasurement, deferred financing costs related to debt modification, higher labor and other fixed manufacturing costs and severance related costs partially offset with lower selling and administrative expenses and lower interest expense.

SigmaTron International, Inc.

October 31, 2024

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Six Months Ended
	October 31,	October 31,
	2024	2023

Net sales	$159,496,338	$196,822,040
Cost of products sold	146,186,940	177,483,065
As a percent of net sales	91.7%	90.2%
Gross profit	13,309,398	19,338,975
As a percent of net sales	8.3%	9.8%
Selling and administrative expenses	12,994,377	13,456,439
As a percent of net sales	8.1%	6.8%
Operating income	315,021	5,882,536

Other income	-	25,130
Change in fair value of warrants	(626,000)	-
Interest expense, net	(6,969,383)	(5,427,774)
(Loss) income before income taxes	(7,280,362)	479,892
Income tax expense	(5,475,467)	(189,531)
Net (loss)/income	$(12,755,829)	$290,361

Net Sales

Net sales decreased $37,325,702, or 19.0%, to $159,496,338 for the six month period ended October 31, 2024, compared to $196,822,040 for the same period in the prior fiscal year. The Company’s sales decreased for the six month period ended October 31, 2024, in the industrial electronics and medical/life science markets. The decrease in sales is primarily due to customers that have lowered their demand in the current quarter, compared to the same period in the prior fiscal year. The decrease in net sales was partially offset by an increase in the consumer electronics market.

Costs of products sold

Cost of products sold decreased $31,296,125, or 17.6%, to $146,186,940 (91.7% of net sales) for the six month period ended October 31, 2024, compared to $177,483,065 (90.2% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes, higher labor costs and other fixed manufacturing costs for the six month period ended October 31, 2024, than in the same period in the prior fiscal year. The six month period ended October 31, 2024 includes approximately $620,000 of severance related to staff reductions during the period.

Gross profit margin

Gross profit margin was 8.3% of net sales, for the six month period ended October 31, 2024, compared to 9.8% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to lower sales volumes, higher labor and other fixed manufacturing costs, and severance related expenses during the six month period ended October 31, 2024, compared to the same period in the prior fiscal year.

SigmaTron International, Inc.

October 31, 2024

Selling and administrative expenses

Selling and administrative expenses decreased $462,062, or -3.4% to $12,994,377 (8.1% of net sales) for the six month period ended October 31, 2024, compared to $13,456,439 (6.8% of net sales) for the same period in the prior fiscal year. The decrease in selling and administrative expenses is primarily due to an decrease in bonus expense and legal professional fees.

Change in fair value of warrants

Warrants were issued at a valuation of $2,263,000 during the six month period ended October 31, 2024 using a Monte Carlo model with a subsequent change in the fair value of warrants increasing expense by $626,000 for a net value as of October 31, 2024 of $2,889,000 in connection with the TCW Amendment which included the obligation to issue warrants to purchase shares of the Company’s common stock. The valuation was based on the actual number of warrants that can be issued under this amendment using the Monte Carlo model subject to remeasurement until warrants are exercised or cancelled.

Interest expense, net

Interest expense, net, increased to $6,969,383 for the six month period ended October 31, 2024, compared to $5,427,774 for the same period in the prior fiscal year. The increase relates to an expense of deferred financing costs as required by the August debt modification.

Income tax expense

Income tax expense increased $5,285,936 to $5,475,467 for the six month period ended October 31, 2024, compared to $189,531 for the same period in the prior fiscal year. The Company’s effective tax rate was (54.26)% and 39.49% for the six month period ended October 31, 2024 and 2023, respectively. The increase in income tax expense for the six month period ended October 31, 2024 compared to the same period in the previous year is primarily due to an increase in the valuation allowance in the current period. The change in effective tax rate is due to variations in income earned by jurisdiction and the recording of valuation allowance.

Net income/loss

Net income decreased $13,046,190, to a net loss of $12,755,829 for the six month period ended October 31, 2024, compared to net income of $290,361 for the same period in the prior fiscal year. The decrease in net income primarily relates to lower sales volumes, a warrant remeasurement, deferred financing costs related to debt modification, higher labor and other fixed manufacturing costs and severance related costs partially offset with lower selling and administrative expenses and lower interest expense.

Liquidity and Capital Resources:

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Over the past two years the Company has been in violation of financial covenants in its credit agreements (further discussion in Note E – Long-term Debt). Pursuant to amendments to those credit agreements, the Company must satisfy revised terms to those agreements, including the requirement to pursue and close a Replacement Transaction to pay the Obligations (as defined in the

SigmaTron International, Inc.

October 31, 2024

Credit Agreements) in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. In addition, there is a risk of additional covenant failures based on current revenue levels.

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, focusing the Company on its most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. The COVID-19 pandemic, supply chain challenges, inflationary pressures and the broader business climate in its industry have negatively impacted the Company’s business operations and is expected to continue to do so and, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and sustain profitable operations. The Company is obligated by its lenders to execute a Replacement Transaction by September 2025. Due to this requirement, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. While the Company expects to refinance under commercially reasonable terms there can be no guarantee of success. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has reduced its debt by selling assets, reducing workforce, and reducing its working capital requirements. The Company is exploring additional activities designed to further reduce its debt load and improve operating performance. Subsequent to October 31, 2024, during December 2024, the Company executed a sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters, using the proceeds to further reduce its debt position.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under credit agreements in place at the time. The Company is obligated to either meet certain debt ratios by August 31, 2025 or find a Replacement Transaction no later than September 30, 2025. While the Company expects to have sufficient financial resources available on acceptable terms, there can be no assurance this will occur, particularly in light of increasingly conservative financial markets. The Company continues to explore other strategic initiatives to further reduce its debt to enable it to comply with increasingly stringent financial covenants. Delays or a failure to effectively reduce debt, including due to circumstances outside of our control, could have an adverse effect on our financial position and results of operations.

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

SigmaTron International, Inc.

October 31, 2024

Operating Activities.

Cash flow provided by operating activities was $12,931,640 for the six months ended October 31, 2024, compared to cash flow provided by operating activities of $15,766,616 for the same period in the prior fiscal year. Cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $12,798,326, an increase in operating lease liabilities in the amount of $2,664,870, a decrease in prepaid expenses and other assets in the amount of $1,774,858 and a decrease in accounts receivable in the amount of $1,526,593. Cash flow from operating activities was offset by an increase in right-of-use assets in the amount of $2,627,211, a decrease in customer deposits in the amount of $2,565,383 and a decrease in accounts payable in the amount of $2,489,427. The decrease in inventory is the result of improvement in the component marketplace which has allowed the Company to complete assemblies for shipping. The decrease in accounts payable is a result of lower accounts payable balances due to lower purchases of raw materials and the timing of payments. The decrease in accounts receivable is a result of lower accounts receivable balances due to lower volumes during the six months ended October 31, 2024, as compared to the same period in the prior year.

Cash flow provided by operating activities was $15,766,616 for the six months ended October 31, 2023. Cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $19,214,849 and a decrease in accounts receivable in the amount of $5,244,132. Cash flow from operating activities was offset by a decrease in accounts payable in the amount of $13,146,965 and a decrease in deferred revenue in the amount of $4,140,944.

Investing Activities.

Cash used in investing activities was $708,301 for the six months ended October 31, 2024. During the first six months of fiscal year 2025, the Company purchased $708,301 in machinery and equipment to be used in the ordinary course of business. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Cash used in investing activities was $405,413 for the six months ended October 31, 2023. During the first six months of fiscal year 2024, the Company purchased $405,413 in machinery and equipment used in the ordinary course of business.

Financing Activities.

Cash used in financing activities of $10,657,216 for the six months ended October 31, 2024, was primarily the result of net payments under the line of credit and term loan agreement.

Cash used in financing activities of $12,930,306 for the six months ended October 31, 2023, was primarily the result of net payments under the line of credit and term loan agreement.

Financing Summary.

Notes Payable – Banks

The Company’s primary secured credit agreements include the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company, the other loan party thereto

SigmaTron International, Inc.

October 31, 2024

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

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of October 31, 2024, there was $23,387,327 outstanding and $15,168,702 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. As of October 31, 2024 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $529,987 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from TCW to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of October 31, 2024, was $38,245,241 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of October 31, 2024 and April 30, 2024,

SigmaTron International, Inc.

October 31, 2024

the unamortized deferred financing amount offset against outstanding debt was $2,992,817 and $935,492, respectively.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s interest in its Elk Grove Village real estate, (ii) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (iii) the Term Priority Mexican Inventory (as defined in the ICA), (iv) SigmaTron’s stock in its direct and indirect subsidiaries, (v) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (vi) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vii) tax refunds, and (viii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan. The net proceeds received by the Company from the sale of the Elgin, Illinois, property in February, 2024, reduced the TCW Term Loan.

Waivers and Amendments No. 1 & 2

In March 2023, the Company received default notices from JPM and TCW due to non-compliance with certain financial covenants under their respective Credit Agreements, including the Fixed Charge Coverage Ratio and Total Debt to EBITDA Ratio. Additionally, the Company received a delinquency notification from Nasdaq for failing to timely file its Form 10-Q for the fiscal quarter ended January 31, 2023, which also constituted a default under the Credit Agreements. Consequently, the total debt balances were classified as current liabilities. On April 28, 2023, the Company entered into waivers with JPM and TCW, which waived certain events of default and amended terms of the Credit Agreements. These amendments included requirements to maintain a minimum of $2.5 million in revolver availability, modifications to the definition of EBITDA, and adjustments to the Total Debt to EBITDA Ratios. On June 15, 2023, the Company executed further amendments to extend TCW’s ability to trigger a potential corporate restructuring to occur no earlier than August 1, 2023.

Waivers and Amendments No. 3

As of August 19, 2024, the Company was not in compliance with the financial covenants under the Credit Agreements as follows: the Fixed Charge Coverage Ratio for multiple twelve month periods including those ending on April 30, 2024 and July 31, 2024 was less than 1.10:1.00, the Total Debt to EBITDA Ratio for the twelve month period ending on April 30, 2024 was greater than 4.50:1.00, and the Total Debt to EBITDA Ratio for the twelve month period ending on July 31, 2024 was greater than 4.25:1.00 (collectively, the “2024 Covenant Defaults”).

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant violations based on current revenue levels (see Note B - Basis of Presentation - Going Concern for additional information) the Company continues to classify this debt as current liabilities as of October 31, 2024.

In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-K annual report for the fiscal year ended

SigmaTron International, Inc.

October 31, 2024

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

SigmaTron International, Inc.

October 31, 2024

provide the Agent with the right to appoint a non-voting observer to attend regular meetings of the Company’s Board of Directors and any relevant committees.

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, if the Company does not meet certain financial metrics from December 2024 to September 2025 as defined in the agreement, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance.

The Company evaluated the accounting for the warrants associated with the Fee Letter to determine whether the warrants should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the Warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. The Company concluded that the warrants shall be classified as a liability upon entering into the Fee Letter and as a result recorded a liability of $2,263,000. In subsequent periods, these Warrants are subject to remeasurement. As of October 31, 2024, the warrants were valued at $2,889,000. The remeasurement of the warrants is recorded within the change in fair value of warrants within the Consolidated Statements of Operations.

All other material terms of the Credit Agreements, as amended by the Amendments, remain unchanged.

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. On January 26, 2021, the agreement was amended and expired in accordance with its terms on January 6, 2022. On January 17, 2022, the agreement was renewed, and expired in accordance with its terms on December 23, 2022. On February 17, 2023, the agreement was renewed, and expired in accordance with its terms on February 7, 2024. On March 1, 2024, the agreement was renewed, and is scheduled to expire on February 1, 2025. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of October 31, 2024, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at October 31, 2024 and April 30, 2024, respectively.

SigmaTron International, Inc.

October 31, 2024

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $340,177 and $366,572 at October 31, 2024 and April 30, 2024, respectively.

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

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through March 1, 2028, with monthly installment payments ranging from $12,940 to $33,706 and a fixed interest rate ranging from 8.73% to 12.09% per annum.

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the six month period ended October 31, 2024, resulted in net foreign currency transaction losses of $767,167 compared to net foreign currency losses of $461,859 for the same period in the prior year. During the six months of fiscal year 2025, the Company paid approximately $28,440,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

SigmaTron International, Inc.

October 31, 2024

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of the Company’s consolidated financial statements for the year ended April 30, 2024, it identified a material weakness as reported previously, which continues to exist as of October 31, 2024. The Company did not properly design or maintain effective controls related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

Based on this evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness and control deficiencies as reported in its Annual Report on Form 10-K for the year ended April 30, 2024, its disclosure controls and procedures were not effective as of October 31, 2024. Notwithstanding the weakness, the Company’s management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, its financial position, results of operation and cash flow in conformity with GAAP.

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

SigmaTron International, Inc.

October 31, 2024

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

Other than the remediation efforts previously disclosed, there have been no changes in the Company’s internal controls over financial reporting for the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In connection with the Company’s management evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's management has identified a material weakness in internal control over financial reporting. As a result of the material weakness, the Company's management has concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2024, as further described in Item 4, Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company's material weakness in internal controls was related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

SigmaTron International, Inc.

October 31, 2024

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

October 31, 2024

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

October 31, 2024

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	December 20, 2024

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ Frank Cesario	December 20, 2024

Frank Cesario	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)