Form 10-Q
period 2025-01-31
SIGMATRON INTERNATIONAL INC
filed 2025-03-14
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

January 31, 2025

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

Indicate the number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 11, 2025: 6,119,288

SigmaTron International, Inc.

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets

	January 31,
	2025	April 30,
	(Unaudited)	2024

Current assets:
Cash and cash equivalents	$2,100,287	$2,417,360

Accounts receivable, less allowance for credit losses of $28,191
and $59,466 at January 31, 2025 and April 30, 2024, respectively	28,611,916	32,043,985
Inventories, net	106,976,234	128,850,901
Prepaid expenses and other assets	1,768,640	1,886,701
Refundable and prepaid income taxes	1,199,597	1,716,372
VAT receivables	6,497,573	6,569,984
Other receivables	3,134,391	2,417,316

Total current assets	150,288,638	175,902,619

Property, machinery and equipment, net	28,799,735	33,755,078

Intangible assets, net	735,510	979,188
Deferred income taxes	-	4,432,210
Right-of-use assets	11,889,695	7,463,301
Other assets	1,273,536	1,261,579

Total other long-term assets	13,898,741	14,136,278

Total assets	$192,987,114	$223,793,975

Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$44,958,674	$50,593,099
Customer deposits	7,064,597	10,738,596
Accrued wages	4,397,140	6,746,466
Accrued expenses	2,219,160	2,554,260
Income taxes payable	1,493,083	897,847
Deferred revenue	5,167,367	3,111,062
Contingent warrants	1,188,546	-
Current portion of long-term debt	50,058,786	66,244,227
Current portion of finance lease obligations	1,970,016	2,214,127
Current portion of operating lease obligations	3,929,383	2,789,107

Total current liabilities	122,446,752	145,888,791

Long-term debt, less current portion	2,326,920	3,339,160
Income taxes payable	155,061	294,993
Deferred income taxes	332,479	-
Finance lease obligations, less current portion	1,756,973	3,147,447
Operating lease obligations, less current portion	8,340,370	4,958,247
Other long-term liabilities	75,040	93,084

Total long-term liabilities	12,986,843	11,832,931

Total liabilities	135,433,595	157,721,722

SigmaTron International, Inc.
Condensed Consolidated Balance Sheets - Continued

	January 31,
	2025	April 30,
	(Unaudited)	2024

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,119,288 shares issued and outstanding
at January 31, 2025 and April 30, 2024	61,193	61,193
Capital in excess of par value	42,806,878	42,453,394
Retained earnings	14,685,448	23,557,666

Total stockholders' equity	57,553,519	66,072,253

Total liabilities and stockholders' equity	$192,987,114	$223,793,975

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$71,067,863	$95,919,888	$230,564,201	$292,741,928
Cost of products sold	65,514,800	85,992,928	211,701,740	263,475,993

Gross profit	5,553,063	9,926,960	18,862,461	29,265,935

Selling and administrative expenses	6,378,141	6,683,488	19,372,518	20,139,927

Operating (loss) income	(825,078)	3,243,472	(510,057)	9,126,008

Other income	7,175,191	2,094	7,175,191	27,224
Change in fair value of warrants	1,524,985	-	898,985	-
Interest expense, net	(3,328,267)	(2,568,824)	(10,297,650)	(7,996,598)
Income (loss) before income tax expense	4,546,831	676,742	(2,733,531)	1,156,634

Income tax expense	(663,220)	(77,736)	(6,138,687)	(267,267)

Net income/(loss)	$3,883,611	$599,006	$(8,872,218)	$889,367

Earnings (loss) per share - basic	$0.63	$0.10	$(1.44)	$0.15

Earnings (loss) per share - diluted	$0.63	$0.10	$(1.44)	$0.14

Weighted average shares of common stock outstanding
Basic	6,205,704	6,094,288	6,148,093	6,093,270

Weighted average shares of common stock outstanding
Diluted	6,205,704	6,120,317	6,148,093	6,152,073

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended January 31, 2025 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at May 1, 2024	$-	$61,193	$42,453,394	$23,557,666	$66,072,253

Recognition of stock-based compensation	-	-	71,174	-	71,174

Net loss	-	-	-	(3,289,160)	(3,289,160)

Balance at July 31, 2024	$-	$61,193	$42,524,568	$20,268,506	$62,854,267

Recognition of stock-based compensation	-	-	64,328	-	64,328

Net loss	-	-	-	(9,466,669)	(9,466,669)

Balance at October 31, 2024	$-	$61,193	$42,588,896	$10,801,837	$53,451,926

Recognition of stock-based compensation	-	-	42,513	-	42,513

Issuance of warrants	-	-	175,469	-	175,469

Net income	-	-	-	3,883,611	3,883,611

Balance at January 31, 2025	$-	$61,193	$42,806,878	$14,685,448	$57,553,519

SigmaTron International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Continued

For the nine months ended January 31, 2024 (Unaudited)
			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity

Balance at May 1, 2023	$-	$60,634	$41,986,570	$26,043,823	$68,091,027

Recognition of stock-based compensation	-	-	184,817	-	184,817

Net income	-	-	-	262,099	262,099

Balance at July 31, 2023	$-	$60,634	$42,171,387	$26,305,922	$68,537,943

Recognition of stock-based compensation	-	-	64,938	-	64,938

Exercise of stock options	-	30	9,570	-	9,600

Restricted stock awards	-	43	13,175	-	13,218

Net income	-	-	-	28,262	28,262

Balance at October 31, 2023	$-	$60,707	$42,259,070	$26,334,184	$68,653,961

Recognition of stock-based compensation	-	-	75,549	-	75,549

Restricted stock awards	-	236	38,991	-	39,227

Net income	-	-	-	599,006	599,006

Balance at January 31, 2024	$-	$60,943	$42,373,610	$26,933,190	$69,367,743

SigmaTron International, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2025	2024
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)/income	$(8,872,218)	$889,367

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization of property, machinery and equipment	4,291,162	4,485,512
Stock-based compensation	178,015	325,304
Restricted stock expense	-	52,445
Provision for credit losses	31,275	56,887
Gain on the sale of building	(7,175,191)	-
Fair value adjustment of contingent warrants	1,188,546	-
Deferred income tax expense (benefit)	4,764,689	(408,532)
Amortization of intangible assets	243,678	249,033
Amortization of financing fees	2,733,996	468,759
Loss from disposal or sale of machinery and equipment	13,243	44,269
Changes in operating assets and liabilities
Accounts receivable	3,400,794	3,799,187
Inventories	21,874,667	30,072,373
Prepaid expenses and other assets	(40,411)	(4,147,560)
Right-of-use assets	(4,426,394)	(919,371)
Refundable and prepaid income taxes	516,775	(388,488)
Income taxes payable	455,304	(927,133)
Trade accounts payable	(5,167,332)	(17,063,059)
Customer deposits	(3,673,999)	6,159,254
Operating lease liabilities	4,522,399	839,002
Accrued expenses and wages	(3,200,619)	(1,826,539)
Deferred revenue	2,056,305	(4,922,855)
Net cash provided by operating activities	13,714,684	16,837,855

Cash flows from investing activities
Purchases of machinery and equipment	(933,062)	(1,672,441)
Proceeds from sale of building	8,292,098	-
Net cash (provided by) used in investing activities	7,359,036	(1,672,441)

SigmaTron International, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

	Nine	Nine
	Months Ended	Months Ended
	January 31,	January 31,
	2025	2024
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Proceeds from the exercise of common stock options	-	9,600
Proceeds under equipment notes	-	2,356,575
Payments under finance lease agreements	(1,634,585)	(1,463,488)
Payments under equipment notes	(1,177,395)	(862,734)
Payments under building notes payable	(39,879)	(37,656)
Proceeds under term loan agreement	2,192,613	-
Payments under term loan agreement	(750,000)	(750,000)
Debt reduction from building sale proceeds	(7,266,912)	-
Borrowings under revolving line of credit	247,539,398	297,652,589
Payments under revolving line of credit	(256,078,645)	(308,663,430)
Payments of debt financing costs	(4,175,388)	(509,001)
Net cash used in financing activities	(21,390,793)	(12,267,545)

Change in cash and cash equivalents	(317,073)	2,897,869
Cash and cash equivalents at beginning of period	2,417,360	819,129

Cash and cash equivalents at end of period	$2,100,287	$3,716,998

Supplementary disclosures of cash flow information
Cash paid for interest	$7,634,420	$7,583,009
Cash paid for income taxes	1,158,994	1,934,697
Purchase of machinery and equipment financed
under finance leases	-	2,747,984
Right-of-use assets obtained in exchange for operating
lease liabilities	6,988,864	3,123,409
Financing of insurance policy	498,149	619,901
Issuance of warrants	175,469	-
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SigmaTron International, Inc.

January 31, 2025

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

The Company’s primary secured credit agreements, being the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company and JPMorgan Chase Bank, N.A, as lender (“JPM”), and the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), contain financial covenants relating to (i) the Fixed Charge Coverage Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s fixed payments on its indebtedness made during any fiscal period minus non-financed capital expenditures to EBITDA (as defined in the Credit Agreements) and (ii) the Total Debt to EBITDA Ratio (as defined in the Credit Agreements), which is the ratio of the Company’s borrowed money or letters of credit to EBITDA.

As of August 19, 2024, the Company was not in compliance with the financial covenants under the Credit Agreements as follows: the Fixed Charge Coverage Ratio for multiple twelve month periods including those ending on April 30, 2024 and July 31, 2024 was less than 1.10:1.00, the Total Debt to EBITDA Ratio for the twelve month period ending on April 30, 2024 was greater than 4.50:1.00, and the Total Debt to EBITDA Ratio for the twelve month period ending on July 31, 2024 was greater than 4.25:1.00 (collectively, the “2024 Covenant Defaults”). In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company had 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance. The Company filed its annual report for the fiscal year ended April 30, 2024 on September 3, 2024, and on September 10, 2024, the Company received a notification letter from Nasdaq indicating that the Company had regained compliance with the applicable continued listing requirements based on the filing of its Form 10-K.

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A - Description of the Business - Continued

covenant compliance failures based on current revenue levels (see Note B - Basis of Presentation - Going Concern for additional information) the Company continues to classify this debt as current liabilities as of January 31, 2025.

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

The Company is taking steps to reduce its debt and cost structure. Most recently, since the beginning of calendar year 2024, these actions include the sale of its Elgin, Illinois property and consolidation of the Elgin operations to the Elk Grove Village, Illinois headquarters, reduction of headcounts at various operations and corporate, and inventory reduction. During December 2024, the Company executed a sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters, using the proceeds to further reduce its debt position. For further discussion of the transaction, see Note K – Sale/Leaseback.

The Company continues to explore other strategic initiatives and refinancing options to further reduce its debt to enable it to comply with increasingly stringent financial covenants. Delays or a failure to effectively reduce debt, including due to circumstances outside of our control, could have an adverse effect on our financial position and results of operations.

Note B - Basis of Presentation – Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Over the past two years, to address the Company’s violation of certain financial covenants in its Credit Agreements (further discussion in Note E – Long-term Debt), the Company’s secured lenders agreed to amend the Credit Agreements. The Company must satisfy the terms of those amended agreements, which include meeting certain revised financial covenant ratios as well as the requirement to pursue and close a Replacement Transaction to pay the Obligations (as defined in the Credit Agreements) in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. If the Company continues to see softness in demand, the Company’s ability to meet covenants in the near term may be at risk. In the event of non-compliance with the Company’s debt covenants, the Company may not have the ability to satisfy its obligations as they become due.

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note B - Basis of Presentation – Going Concern - Continued

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, focusing the Company on its most profitable elements, and exploring alternative funding sources on an as needed basis such as the sales-leaseback transaction as disclosed in Note K – Sale/Leaseback. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. The supply chain challenges, inflationary pressures and the broader business climate in its industry have negatively impacted the Company’s business operations and is expected to continue to do so and, these impacts may include reduced access to capital. Additionally, the impact of potential tariffs may have a negative on the Company’s business operations. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and sustain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. The condensed consolidated balance sheet at April 30, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.

SigmaTron International, Inc.

January 31, 2025

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

Note C - Inventories, net

The components of inventory consist of the following:

	January 31,	April 30,
	2025	2024

Finished products	$20,262,849	$18,457,912
Work-in-process	4,218,900	4,492,609
Raw materials	84,651,174	108,224,069
	109,132,923	131,174,590
Less obsolescence reserve (1)	2,156,689	2,323,689
	$106,976,234	$128,850,901

(1)  The obsolescence reserve primarily relates to raw materials.

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note D - Earnings Per Share and Stockholders’ Equity

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2025	2024	2025	2024

Net income/(loss)	$3,883,611	$599,006	$(8,872,218)	$889,367

Weighted-average shares
Basic	6,205,704	6,094,288	6,148,093	6,093,270
Effect of dilutive stock options	-	26,029	-	58,803

Diluted	6,205,704	6,120,317	6,148,093	6,152,073

Basic earnings/(loss) per share*	$0.63	$0.10	$(1.44)	$0.15

Diluted earnings/(loss) per share*	$0.63	$0.10	$(1.44)	$0.14

* In accordance with ASC 260, the Company has elected not to include the contingent warrants classified under current liabilities in the calculation of the weighted average number of shares for the purposes of calculating the basic and diluted earnings/(loss) per share.

Options to purchase 691,331 and 596,081 shares of common stock were outstanding and exercisable at January 31, 2025 and 2024, respectively. There were 30,000 options granted during the three month period ended January 31, 2025 and there were no options granted during the three month period ended January 31, 2024. There were 30,000 options granted during the nine month period ended January 31, 2025 and there were 177,000 options granted during the nine month period ended January 31, 2024. There was $42,513 and $75,549 stock option expense recognized for the three month periods ended January 31, 2025 and 2024, respectively. There was $178,015 and $325,304 stock option expense recognized for the nine month periods ended January 31, 2025 and 2024, respectively. The balance of unrecognized compensation expense related to the Company’s stock option plans at January 31, 2025 and 2024 was $136,654 and $411,572, respectively. There were 1,060,244 anti-dilutive common stock equivalents and 484,128 anti-dilutive common stock equivalents for the three month periods ended January 31, 2025 and 2024, respectively, which have been excluded from the calculation of diluted earnings per share. There were 420,173 anti-dilutive common stock equivalents and 320,044 anti-dilutive common stock equivalents for the nine month periods ended January 31, 2025 and 2024, respectively, which have been excluded from the calculation of diluted earnings per share.

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt

Debt and finance lease obligations consisted of the following at January 31, 2025 and April 30, 2024:

	January 31,	April 30,
	2025	2024

Debt:
Notes Payable - Banks	$51,738,472	$66,102,020
Notes Payable - Buildings	326,693	366,572
Notes Payable - Equipment	3,465,556	4,642,951
Unamortized deferred financing costs	(3,145,015)	(1,528,156)
Total debt	52,385,706	69,583,387
Less current maturities*	50,058,786	66,244,227
Long-term debt	$2,326,920	$3,339,160

Finance lease obligations	$3,726,989	$5,361,574
Less current maturities	1,970,016	2,214,127
Total finance lease obligations, less current portion	$1,756,973	$3,147,447

* Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of January 31, 2025.

Notes Payable – Banks

The Company’s primary secured credit agreements include the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company and JPMorgan Chase Bank, N.A, as lender (“JPM”), which provides for a secured credit facility consisting of a revolving loan facility and, until July 2022, a term loan facility, and the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which provides for a term loan facility. The facility under the JPM Credit Agreement, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the facility is July 18, 2027.

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

January 31, 2025

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

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of January 31, 2025, there was $12,792,559 outstanding and $15,132,197 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. Included in the outstanding balance as of January 31, 2025 is the escrow amount of $7,266,912 representing proceeds of the sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters. As of January 31, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $400,613 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from the TCW Lenders to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of January 31, 2025, was $38,407,418 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of January 31, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $2,744,402 and $935,492, respectively.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (ii) the Term Priority Mexican Inventory (as defined in the ICA), (iii) SigmaTron’s stock in its direct and indirect subsidiaries, (iv) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (v) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vi) tax refunds, and (vii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan. The net proceeds received by the Company from the sale of the Elgin, Illinois, property in February, 2024, reduced the TCW Term Loan.

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

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels (see Note B - Basis of Presentation - Going Concern for additional information) the Company continues to classify this debt as current liabilities as of January 31, 2025.

In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company had 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance. The Company filed its annual report for the fiscal year ended April 30, 2024 on September 3, 2024, and on September 10, 2024, the Company received a notification letter from Nasdaq indicating that the Company had regained compliance with the applicable continued listing requirements based on the filing of its Form 10-K.

SigmaTron International, Inc.

January 31, 2025

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

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does not meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, if the Company does not meet certain financial metrics from December 2024 to September 2025 as defined in the agreement, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance. The value of Warrants issued was $175,469 as of January 31, 2025.

The Company evaluated the accounting for the warrants associated with the Fee Letter to determine whether the warrants should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. The Company concluded that the warrants shall be classified as a liability upon entering into the Fee Letter and as a result recorded a liability of $2,263,000. In subsequent periods, these warrants are subject to remeasurement. As of January 31, 2025, the warrants were valued at $1,188,546. The remeasurement of the warrants is recorded within the change in fair value of warrants within the Consolidated Statements of Operations.

January 2025 Amendment

On January 10, 2025, the Company and JPM entered into Amendment No. 4 to the JPM Credit Agreement to increase the maximum letter of credit exposure permitted thereunder from $1,000,000 to $2,500,000.

All other material terms of the Credit Agreements, as amended by the foregoing Amendments, remain unchanged.

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. The agreement has been renewed each time it expired in accordance with its terms on January 26, 2021, January 17, 2022, February 17, 2023, and March 1, 2024. The agreement is scheduled to expire on February 1, 2025. On January 22, 2025, the agreement was renewed, and is scheduled to expire on January 19, 2026. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

10,000,000 Renminbi, approximately $1,400,000 as of January 31, 2025, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at January 31, 2025 and April 30, 2024, respectively.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $326,693 and $366,572 at January 31, 2025 and April 30, 2024, respectively.

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

Annual maturities of the Company’s debt, net of deferred financing fees for the remaining periods, as of January 31, 2025, are as follows:

		Banks*	Building	Equipment	Total

For the remaining 3 months of the fiscal year ending April 30:	2025	$48,593,457	$13,678	$410,618	$49,017,753
For the fiscal years ending April 30:	2026	-	56,719	1,271,466	1,328,185
	2027	-	60,068	774,489	834,557
	2028	-	63,614	609,617	673,231
	2029	-	67,370	399,366	466,736
	2030	-	65,244	-	65,244
		$48,593,457	$326,693	$3,465,556	$52,385,706

*Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of January 31, 2025.

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note E - Long-term Debt - Continued

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through March 1, 2028, with monthly installment payments ranging from $12,940 to $33,706 and a fixed interest rate ranging from 8.73% to 12.09% per annum.

Note F - Income Tax

The income tax expense was $663,220 for the three month period ended January 31, 2025 compared to an income tax expense of $77,736 for the same period in the prior fiscal year. The Company’s effective tax rate was 14.59% and 11.49% for the three month period ended January 31, 2025 and 2024, respectively. The increase in income tax expense for the three month period ended January 31, 2025 compared to the same period in the previous year is due to variations in income earned by jurisdiction. The increase in effective tax rate is due to variations in income earned by jurisdiction.

The income tax expense was $6,138,687 for the nine month period ended January 31, 2025 compared to an income tax expense of $267,267 for the same period in the prior fiscal year. The Company’s effective tax rate was (224.57)% and 23.10% for the nine month period ended January 31, 2025 and 2024, respectively. The increase in income tax expense for the nine month period ended January 31, 2025 compared to the same period in the previous year is primarily due to an increase in the valuation allowance in the current period. The decrease in effective tax rate is due to variations in income earned by jurisdiction and the recording of valuation allowance.

The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Given the Company’s recent operating losses and going concern uncertainty identified in the current fiscal year, the Company determined that it may not reasonably rely on future forecasted income to benefit its deferred assets. For these reasons the Company has established a full valuation allowance on its deferred assets as of the October 31, 2024 quarter.

The Company has not changed its plan to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $16,545,000 as of January 31, 2025.

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

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies

Management Estimates and Uncertainties - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for credit losses, excess and obsolete reserves for inventory, deferred income, deferred taxes, uncertain tax positions, valuation allowance for deferred taxes, valuation of long-lived assets and valuation of contingent warrant liability. Actual results could materially differ from these estimates.

The potential impact of continued economic uncertainty due to persistent inflation, tariffs, and continuing global supply chain shortages and unpredictability may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

Accounts Receivable - Accounts receivable is presented net of allowance for credit losses of $28,191 and $59,466 as of January 31, 2025 and April 30, 2024, respectively. The Company believes that its allowance for credit losses is adequate and represents its best estimate as of January 31, 2025. The Company continues to closely monitor customer liquidity along with industry and economic conditions, which may result in changes to its estimate.

The following table presents the Company’s accounts receivable balance at the end of each period indicated:

	January 31,	April 30,
	2025	2024

Accounts receivable	$28,640,107	$32,103,451
Less allowance for credit losses	28,191	59,466
	$28,611,916	$32,043,985

Revenue Recognition - The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
Net trade sales by end-market	2025	2024	2025	2024
Industrial Electronics	$48,995,013	$71,890,794	$153,152,005	$209,133,106
Consumer Electronics	18,747,168	19,165,519	64,232,418	63,914,268
Medical / Life Sciences	3,325,682	4,863,575	13,179,778	19,694,554
Total Net Trade Sales	$71,067,863	$95,919,888	$230,564,201	$292,741,928

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

During the three and nine month periods ended January 31, 2025, no material revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at January 31, 2025. The Company is electing not to disclose the amount of the remaining unsatisfied performance obligations with a duration of one year or less. The Company had no material remaining unsatisfied performance obligations as of January 31, 2025, with an expected duration of greater than one year.

Periodically, certain customers may request bill and hold transactions according to the terms in the contract. In these cases, customers request that we retain physical possession of the product until customer pickup or delivery at a later date. Under these arrangements, control is transferred to the customer when the product is ready for transfer to the customer which is typically upon shipment to third-party warehouses, the customer has taken legal title, and the Company has a present right to payment. Under the bill and hold arrangements, we recognize sales only when all of the following criteria are met: 1) the customer’s reason for the bill-and-hold arrangement is substantive, 2) the product is separately identified as belonging to the customer, 3) the product is ready for transfer to the customer and 4) we do not have the ability to use the product or direct it to another customer.

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

	Nine Months Ended
	January 31,	January 31,
	2025	2024
Contract liability (deferred revenue) beginning of period	$3,111,062	$8,063,197
Deferred revenue recognized in period	(6,913,995)	(14,785,967)
Revenue deferred in period	8,970,300	9,863,112
Deferred revenue end of period	$5,167,367	$3,140,342

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

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies – Continued

deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. Given the Company’s recent operating losses and going concern uncertainty identified in the previous quarter, the Company determined that it may not reasonably rely on future forecasted income to benefit its deferred tax assets. For these reasons the Company has established a full valuation allowance on its deferred tax assets as of October 31, 2024, which remains effective as of January 31, 2025.

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

During the three and nine month periods ended January 31, 2025, the Company valued its contingent warrants which are classified as liabilities under authoritative accounting standards. These common stock warrants are valued using a Monte Carlo model, with level 3 inputs such as expected volatility,

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note H - Significant Accounting Policies - Continued

risk-free interest rate, and expected number of warrants ultimately utilized and term that are not observable in active markets.

The below table provides a summary of the fair value of the Company’s warrant liability during the nine months ended January 31, 2025.

January 31,
2025
Beginning balance	$-
Contingent warrants issuance	2,263,000
Issuance of warrants	(175,469)
Change in fair value of warrants	(898,985)
Ending balance	$1,188,546

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

January 31, 2025

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

January 31, 2025

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

The following table presents lease assets and liabilities and their balance sheet classification:

		January 31,	April 30,
	Classification	2025	2025
Operating Leases:
Right-of-use Assets	Right-of-use assets	$11,889,695	$7,463,301
Operating lease current liabilities	Current portion of operating lease obligations	3,929,383	2,789,107
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	8,340,370	4,958,247
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	6,359,277	6,959,660
Finance lease current liabilities	Current portion of finance lease obligations	1,970,016	2,214,127
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,756,973	3,147,447

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

The components of lease expense for the three and nine month periods ended January 31, 2025 and 2024, are as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
	Expense	January 31,	January 31,	January 31,	January 31,
	Classification	2025	2024	2025	2024
Operating Leases:
Operating lease cost	Operating	1,125,313	900,315	3,020,455	2,698,737
Variable lease cost	Operating	51,876	50,224	154,099	162,643
Short term lease cost	Operating	2,850	2,250	8,550	6,750
Finance Leases:
Amortization of right-of-use assets	Operating	651,274	738,325	2,008,577	2,072,513
Interest expense	Interest	121,373	141,787	371,274	396,226
Total		1,952,686	1,832,901	5,562,955	5,336,869

The weighted average lease term and discount rates for the quarters ended January 31, 2025 and 2024, are as follows:

	January 31,	January 31,
	2025	2024
Operating Leases:
Weighted average remaining lease term (months)	58.73	44.52
Weighted average discount rate	7.5%	4.7%
Finance Leases:
Weighted average remaining lease term (months)	25.14	32.15
Weighted average discount rate	10.4%	9.8%

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I – Leases – Continued

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the remaining 3 months of the fiscal year ending April 30:
2025	$1,221,301	$704,892
For the fiscal years ending April 30:
2026	4,545,893	1,990,280
2027	2,479,487	1,160,336
2028	1,906,691	362,983
2029	1,223,470	-
2030	954,769	-
Thereafter	2,640,549	-
Total undiscounted lease payments	14,972,160	4,218,491
Present value discount, less interest	2,702,407	491,502
Lease liability	$12,269,753	$3,726,989

Supplemental disclosures of cash flow information related to leases for the nine months ended January 31, 2025 and 2024 are as follows:

	Nine Months Ended
	January 31,	January 31,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	121,373	141,787
Operating cash flows from operating leases	452,847	181,263
Financing cash flows from finance leases	1,634,585	1,463,488
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	2,747,984
Right-of-use assets obtained in exchange for operating lease liabilities	6,988,864	3,123,409

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note J – Intangible Assets

Intangible assets subject to amortization are summarized as of January 31, 2025 as follows:

	January 31,2025
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,954,490	735,510
Total	$4,690,000	$3,954,490	$735,510

Intangible assets subject to amortization are summarized as of April 30, 2024 as follows:

	April 30, 2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	4,690,000	3,710,812	979,188
Total	$4,690,000	$3,710,812	$979,188

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining periods as of January 31, 2025, are as follows:

For the remaining 3 months of the fiscal year ending April 30:	2025	$81,027
For the fiscal years ending April 30:	2026	317,728
	2027	310,900
	2028	25,855
		$735,510

Amortization expense was $81,028 and $82,809 for the three month periods ended January 31, 2025 and January 31, 2024, respectively. Amortization expense was $243,678 and $249,033 for the nine month periods ended January 31, 2025 and January 31, 2024, respectively.

SigmaTron International, Inc.

January 31, 2025

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note K – Sale/Leaseback

During December 2024, the Company executed a sale/leaseback transaction for its principal facility in Elk Grove Village, Illinois.  The sale price was $9,500,000.  Net proceeds were $8,292,098 of which $7,266,912 was held in escrow at JPM as of January 31, 2025 for repayment of the Company’s debt in accordance with its credit agreements. The Company recorded a pretax gain of $7,175,191 on the sale, which is reflected under Other income on the Condensed Consolidated Statements of Operations.

In connection with this transaction, the Company entered into a lease for the building. The lease is for a three year term with two, one-year tenant (Company) options. The lease is classified as operating and was recorded as a right-of-use asset with a balance of $2,623,848, a current operating lease obligation with a balance of $783,400 and a long-term operating lease obligation with a balance of $1,845,146 as of January 31, 2025.

SigmaTron International, Inc.

January 31, 2025

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical financial information, this discussion of the business of SigmaTron International, Inc. (“SigmaTron”), its subsidiaries Standard Components de Mexico S.A., AbleMex, S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., and its international procurement office, SigmaTron International Inc. Taiwan Branch (collectively, the “Company”) and other Items in this Form 10-Q contain forward-looking statements concerning the Company’s business or results of operations. Words such as “continue,” “anticipate,” “will,” “expect,” “believe,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the current expectations of the Company. Because these forward-looking statements involve risks and uncertainties, the Company’s plans, actions and actual results could differ materially. Such statements should be evaluated in the context of the direct and indirect risks and uncertainties inherent in the Company’s business including, but not necessarily limited to, the Company’s continued dependence on certain significant customers; the continued market acceptance of products and services offered by the Company and its customers; pricing pressures from the Company’s customers, suppliers and the market; the activities of competitors, some of which may have greater financial or other resources than the Company; the variability of the Company’s operating results; the results of long-lived assets and goodwill impairment testing; the impact of material weaknesses in internal controls over financial reporting; the ability to achieve the expected benefits of acquisitions as well as the expenses of acquisitions; the collection of aged account receivables; the variability of the Company’s customers’ requirements; the impact of inflation on the Company’s operating results; the availability and cost of necessary components and materials; the impact acts of war may have on the supply chain and the Company’s customers; demand challenges resulting from inflation and supply chain uncertainty; the ability of the Company and its customers to keep current with technological changes within its industries; regulatory compliance, including conflict minerals; the continued availability and sufficiency of the Company’s credit arrangements; the costs of borrowing under the Company’s senior and subordinated credit facilities, including under the rate indices that replaced LIBOR; relatively high interest rates; the ability to meet the Company’s financial and restrictive covenants under its loan agreements; the Company’s ability to generate cash from operations or otherwise, necessary to reduce debt or meet debt covenants as expected; changes in U.S., Mexican, Chinese, Vietnamese or Taiwanese regulations affecting the Company’s business, including but not limited to the imposition of tariffs; the turmoil in the global economy and financial markets; governmental actions or the threats of certain actions, such as tariffs imposed or threatened to be imposed by the federal government and any retaliatory tariffs imposed by other countries; public health crises; the continued availability of scarce raw materials, exacerbated by global supply chain disruptions, necessary for the manufacture of products by the Company; the stability of the U.S., Mexican, Chinese, Vietnamese and Taiwanese economic, labor and political systems and conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions and the conflict in the Middle East; currency exchange fluctuations; and the ability of the Company to manage its growth. These and other factors which may affect the Company’s future business and results of operations are identified throughout the Company’s Annual Report on Form 10-K, and as risk factors, may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements speak as of the date of such filings, and the Company undertakes no obligation to update such statements in light of future events or otherwise unless otherwise required by law.

SigmaTron International, Inc.

January 31, 2025

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders accounted for less than 1% of the Company’s revenues for the three and nine month periods ended January 31, 2025 and January 31, 2024.

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

January 31, 2025

Results of Operations:

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Three Months Ended
	January 31,	January 31,
	2025	2024

Net sales	$71,067,863	$95,919,888
Cost of products sold	65,514,800	85,992,928
As a percent of net sales	92.2%	89.7%
Gross profit	5,553,063	9,926,960
As a percent of net sales	7.8%	10.3%
Selling and administrative expenses	6,378,141	6,683,488
As a percent of net sales	9.0%	7.0%
Operating (loss)/income	(825,078)	3,243,472

Other income	7,175,191	2,094
Change in fair value of warrants	1,524,985	-
Interest expense, net	(3,328,267)	(2,568,824)
Income before income taxes	4,546,831	676,742
Income tax expense	(663,220)	(77,736)
Net income	$3,883,611	$599,006

Net Sales

Net sales decreased $24,852,025, or 25.9%, to $71,067,863 for the three month period ended January 31, 2025, compared to $95,919,888 for the same period in the prior fiscal year. The Company’s sales decreased for the three month period ended January 31, 2025, in the consumer electronics, industrial electronics and medical/life science markets. The decrease in sales is primarily due to customers that have lowered their demand in the current quarter, compared to the same period in the prior fiscal year.

Costs of products sold

Cost of products sold decreased $20,478,128, or 23.8%, to $65,514,800 (92.2% of net sales) for the three month period ended January 31, 2025, compared to $85,992,928 (89.7% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes, inefficient labor costs due to lower sales volumes and other fixed manufacturing costs for the three month period ended January 31, 2025, than in the same period in the prior fiscal year. The three month period ended January 31, 2025 includes approximately $80,000 of severance related to staff reductions during the period.

Gross profit margin

Gross profit margin was 7.8% of net sales, for the three month period ended January 31, 2025, compared to 10.3% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to lower sales volumes, higher labor and other fixed manufacturing costs during the three month period ended January 31, 2025, compared to the same period in the prior fiscal year.

SigmaTron International, Inc.

January 31, 2025

Selling and administrative expenses

Selling and administrative expenses decreased $305,347, or 4.6% to $6,378,141 (9.0% of net sales) for the three month period ended January 31, 2025, compared to $6,683,488 (7.0% of net sales) for the same period in the prior fiscal year. The decrease in selling and administrative expenses is primarily due to a decrease in bonus expense and miscellaneous general expenses.

Change in fair value of warrants

Contingent warrants were issued during fiscal 2025 using a Monte Carlo model. A change in the fair value of contingent warrants decreased expense by $1,524,985 for a net value as of January 31, 2025 of $1,188,546 in connection with the TCW Amendment which included the obligation to issue contingent warrants to purchase shares of the Company’s common stock. The valuation was based on the actual number of contingent warrants that can be issued under the TCW Amendment using the Monte Carlo model subject to remeasurement until contingent warrants are issued, exercised or cancelled.

Interest expense, net

Interest expense, net, increased to $3,328,267 for the three month period ended January 31, 2025, compared to $2,568,824 for the same period in the prior fiscal year. The increase relates to deferred financing costs required by the debt modification during the second quarter of fiscal 2025.

Income tax expense

Income tax expense increased $585,484 to $663,220 for the three month period ended January 31, 2025, compared to $77,736 for the same period in the prior fiscal year. The Company’s effective tax rate was 14.59% and 11.49% for the three month period ended January 31, 2025 and 2024, respectively. The increase in income tax expense for the three month period ended January 31, 2025 compared to the same period in the previous year is due to variations in income earned by jurisdiction. The increase in effective tax rate is due to variations in income earned by jurisdiction.

Net income/loss

Net income increased $3,284,605, to $3,883,611 for the three month period ended January 31, 2025, compared to a net income of $599,006 for the same period in the prior fiscal year. The increase in net income primarily relates to the gain related to the December 2024 sale/leaseback transaction for the facility located in Elk Grove Village, IL in the amount of $7,175,191.

SigmaTron International, Inc.

January 31, 2025

The following table sets forth the Company’s consolidated results of operations, including the percentage relationships of gross profit and expense items to net sales for the periods indicated:

	Nine Months Ended
	January 31,	January 31,
	2025	2024

Net sales	$230,564,201	$292,741,928
Cost of products sold	211,701,740	263,475,993
As a percent of net sales	91.8%	90.0%
Gross profit	18,862,461	29,265,935
As a percent of net sales	8.2%	10.0%
Selling and administrative expenses	19,372,518	20,139,927
As a percent of net sales	8.4%	6.9%
Operating (loss)/income	(510,057)	9,126,008

Other income	7,175,191	27,224
Change in fair value of warrants	898,985	-
Interest expense, net	(10,297,650)	(7,996,598)
(Loss) income before income taxes	(2,733,531)	1,156,634
Income tax expense	(6,138,687)	(267,267)
Net (loss)/income	$(8,872,218)	$889,367

Net Sales

Net sales decreased $62,177,727, or 21.2%, to $230,564,201 for the nine month period ended January 31, 2025, compared to $292,741,928 for the same period in the prior fiscal year. The Company’s sales decreased for the nine month period ended January 31, 2025, in the industrial electronics and medical/life science markets. The decrease in sales is primarily due to customers that have lowered their demand during fiscal 2025, compared to the same period in the prior fiscal year. The decrease in net sales was partially offset by an increase in the consumer electronics market.

Costs of products sold

Cost of products sold decreased $51,774,253, or 19.7%, to $211,701,740 (91.8% of net sales) for the nine month period ended January 31, 2025, compared to $263,475,993 (90.0% of net sales) for the same period in the prior fiscal year. The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes, inefficient labor costs due to lower sales volumes and other fixed manufacturing costs for the nine month period ended January 31, 2025, than in the same period in the prior fiscal year. The nine month period ended January 31, 2025 includes approximately $697,000 of severance related to staff reductions during the period.

Gross profit margin

Gross profit margin was 8.2% of net sales, for the nine month period ended January 31, 2025, compared to 10.0% for the same period in the prior fiscal year. The decrease in gross margins as a percentage of sales is primarily due to lower sales volumes, higher labor and other fixed manufacturing costs, and severance related expenses during the nine month period ended January 31, 2025, compared to the same period in the prior fiscal year.

SigmaTron International, Inc.

January 31, 2025

Selling and administrative expenses

Selling and administrative expenses decreased $767,409, or 3.8% to $19,372,518 (8.4% of net sales) for the nine month period ended January 31, 2025, compared to $20,139,927 (6.9% of net sales) for the same period in the prior fiscal year. The decrease in selling and administrative expenses is primarily due to a decrease in bonus expense and miscellaneous general expenses. The decrease in selling and administrative expenses was partially offset by an increase in accounting professional fees.

Change in fair value of warrants

Contingent warrants were issued at a valuation of $2,263,000 during the nine month period ended January 31, 2025 using a Monte Carlo model with a subsequent change in the fair value of contingent warrants decreasing expense by $898,985 for a net value as of January 31, 2025 of $1,188,546 in connection with the TCW Amendment which included the obligation to issue contingent warrants to purchase shares of the Company’s common stock. The valuation was based on the actual number of contingent warrants that can be issued under the TCW Amendment using the Monte Carlo model subject to remeasurement until warrants are issued, exercised or cancelled.

Interest expense, net

Interest expense, net, increased to $10,297,650 for the nine month period ended January 31, 2025, compared to $7,996,598 for the same period in the prior fiscal year. The increase relates to deferred financing costs as required by the debt modification during the second quarter of fiscal 2025.

Income tax expense

Income tax expense increased $5,871,420 to $6,138,687 for the nine month period ended January 31, 2025, compared to $267,267 for the same period in the prior fiscal year. The Company’s effective tax rate was (224.57)% and 23.10% for the nine month period ended January 31, 2025 and 2024, respectively. The increase in income tax expense for the nine month period ended January 31, 2025 compared to the same period in the previous year is primarily due to an increase in the valuation allowance in the current period. The decrease in effective tax rate is due to variations in income earned by jurisdiction and the recording of valuation allowance.

Net income/loss

Net income decreased $9,761,585, to a net loss of $8,872,218 for the nine month period ended January 31, 2025, compared to net income of $889,367 for the same period in the prior fiscal year. The decrease in net income primarily relates to lower sales volumes, a warrant remeasurement, deferred financing costs related to debt modification, higher labor and other fixed manufacturing costs, severance related costs and a full valuation allowance on deferred tax assets. The decrease in net income is partially offset with the gain related to the December 2024 sale/leaseback transaction for the facility located in Elk Grove Village, IL in the amount of $7,175,191.

Liquidity and Capital Resources:

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Over the past two years the Company has been in violation of financial covenants in its credit agreements (further discussion in Note E – Long-term Debt), the Company’s secured lenders

SigmaTron International, Inc.

January 31, 2025

agreed to amend the credit agreements. The Company must satisfy the terms of those amended agreements, including the requirement to pursue and close a Replacement Transaction to pay the Obligations (as defined in the Credit Agreements) in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. In addition, there is a risk of additional covenant failures based on current revenue levels.

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, focusing the Company on its most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. The supply chain challenges, inflationary pressures, tariff, and the broader business climate in its industry have negatively impacted the Company’s business operations and is expected to continue to do so and, these impacts may include reduced access to capital. Additionally, the impact of potential tariffs may have a negative on the Company’s business operations. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and sustain profitable operations. The Company is obligated by its lenders to execute a Replacement Transaction by September 2025. Due to this requirement, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. While the Company expects to refinance under commercially reasonable terms, there can be no guarantee of success. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the event customers delay orders or future payments are not made timely, economic conditions remain impacted for longer than the Company expects or deteriorate further, the tariff issues persist or worsen, the Company experiences continued supply chain disruptions on certain raw materials, the Company desires to expand its operations, its business grows more rapidly than expected, the Company fails to effectively reduce debt, any new public health crises arise, or geopolitical risks continue or worsen, the Company’s liquidity position could be severely impacted and additional financing resources may be necessary. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.  There is no assurance that the Company will be able to retain or renew its credit agreements in the future, or that any retention or renewal will be on the same terms as currently exist.

SigmaTron International, Inc.

January 31, 2025

Operating Activities.

Cash flow provided by operating activities was $13,714,684 for the nine months ended January 31, 2025, compared to cash flow provided by operating activities of $16,837,855 for the same period in the prior fiscal year. Cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $21,874,667, an increase in operating lease liabilities in the amount of $4,522,399 and a decrease in accounts receivable in the amount of $3,400,794. Cash flow from operating activities was offset by an increase in right-of-use assets in the amount of $4,426,394, a decrease in accounts payable in the amount of $5,167,332 and a decrease in customer deposits in the amount of $3,673,999. The decrease in inventory is the result of improvement in the component marketplace which has allowed the Company to complete assemblies for shipping. The decrease in accounts payable is a result of lower accounts payable balances due to lower purchases of raw materials and the timing of payments. The decrease in accounts receivable is a result of lower accounts receivable balances due to lower volumes during the nine months ended January 31, 2025, as compared to the same period in the prior year.

Cash flow provided by operating activities was $16,837,855 for the nine months ended January 31, 2024. Cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $30,072,373 and an increase in customer deposits in the amount of $6,159,254. Cash flow from operating activities was offset by a decrease in accounts payable in the amount of $17,063,059 and a decrease in deferred revenue in the amount of $4,922,855.

Investing Activities.

Cash provided by investing activities was $7,359,036 for the nine months ended January 31, 2025. During the first nine months of fiscal year 2025, the Company purchased $933,062 in machinery and equipment to be used in the ordinary course of business. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future. During December 2024, the Company executed a sale/leaseback transaction for its principal facility in Elk Grove Village, Illinois.  The sale price was $9,500,000.  Net proceeds were $8,292,098 of which $7,266,912 was held in escrow at JPM as of January 31, 2025 for repayment of the Company’s debt in accordance with its credit agreements.

Cash used in investing activities was $1,672,441 for the nine months ended January 31, 2024. During the first nine months of fiscal year 2024, the Company purchased $1,672,441 in machinery and equipment used in the ordinary course of business.

Financing Activities.

Cash used in financing activities of $21,390,793 for the nine months ended January 31, 2025, was primarily the result of net payments under the line of credit and term loan agreement.

Cash used in financing activities of $12,267,545 for the nine months ended January 31, 2024, was primarily the result of net payments under the line of credit and term loan agreement.

SigmaTron International, Inc.

January 31, 2025

Financing Summary.

Notes Payable – Banks

The Company’s primary secured credit agreements include the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and among the Company and JPMorgan Chase Bank, N.A, as lender (“JPM”), which provides for a secured credit facility consisting of a revolving loan facility and, until July 2022, a term loan facility, and the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which provides for a term loan facility. The facility under the JPM Credit Agreement, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the facility is July 18, 2027.

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

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of January 31, 2025, there was $12,792,559 outstanding and $15,132,197 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. Included in the outstanding balance as of January 31, 2025 is the escrow amount of $7,266,912 representing proceeds of the sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters. As of January

SigmaTron International, Inc.

January 31, 2025

31, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $400,613 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from the TCW Lenders to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of January 31, 2025, was $38,407,418 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of January 31, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $2,744,402 and $935,492, respectively.

The TCW Term Loan is secured by: (a) a first priority security interest in all property of SigmaTron that does not constitute ABL Priority Collateral, which includes: (i) SigmaTron’s machinery, equipment and fixtures (but excluding ABL Priority Equipment (as defined in the ICA)), (ii) the Term Priority Mexican Inventory (as defined in the ICA), (iii) SigmaTron’s stock in its direct and indirect subsidiaries, (iv) SigmaTron’s general intangibles (excluding any that constitute ABL Priority Collateral), goodwill and intellectual property, (v) the proceeds of business interruption insurance that constitute Term BI Insurance Share (as defined in the ICA), (vi) tax refunds, and (vii) all proceeds thereof, in each case, now owned or hereafter acquired (collectively, the “Term Priority Collateral”); and (b) a second priority security interest in all collateral that constitutes ABL Priority Collateral. Also, SigmaTron’s three Mexican subsidiaries pledged all of their assets as security for the TCW Term Loan. The net proceeds received by the Company from the sale of the Elgin, Illinois, property in February, 2024, reduced the TCW Term Loan.

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

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition,

SigmaTron International, Inc.

January 31, 2025

due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant violations based on current revenue levels (see Note B - Basis of Presentation - Going Concern for additional information) the Company continues to classify this debt as current liabilities as of January 31, 2025.

In addition, the Company received a delinquency notification letter from Nasdaq, dated August 16, 2024, indicating that the Company was not in compliance with the continued listing requirements of Nasdaq for failing to timely file the Company’s Form 10-K annual report for the fiscal year ended April 30, 2024. This notification also constituted a default under the Credit Agreements (collectively with the 2024 Covenant Defaults, the “2024 Defaults”). The Company had 60 days from the date of the Nasdaq delinquency notice, or until October 15, 2024, to file a plan with Nasdaq to regain compliance. The Company filed its annual report for the fiscal year ended April 30, 2024 on September 3, 2024, and on September 10, 2024, the Company received a notification letter from Nasdaq indicating that the Company had regained compliance with the applicable continued listing requirements based on the filing of its Form 10-K.

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

SigmaTron International, Inc.

January 31, 2025

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

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does not meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, if the Company does not meet certain financial metrics from December 2024 to September 2025 as defined in the agreement, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance. The value of Warrants issued was $175,469 as of January 31, 2025.

The Company evaluated the accounting for the warrants associated with the Fee Letter to determine whether the warrants should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the Warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. The Company concluded that the warrants shall be classified as a liability upon entering into the Fee Letter and as a result recorded a liability of $2,263,000. In subsequent periods, these Warrants are subject to remeasurement. As of January 31, 2025, the warrants were valued at $1,188,546. The remeasurement of the warrants is recorded within the change in fair value of warrants within the Consolidated Statements of Operations.

January 2025 Amendment

On January 10, 2025, the Company and JPM entered into Amendment No. 4 to the JPM Credit Agreement to increase the maximum letter of credit exposure permitted thereunder from $1,000,000 to $2,500,000.

All other material terms of the Credit Agreements, as amended by the foregoing Amendments, remain unchanged.

SigmaTron International, Inc.

January 31, 2025

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. The agreement has been renewed each time it expired in accordance with its terms on January 26, 2021, January 17, 2022, February 17, 2023, and March 1, 2024. The agreement is scheduled to expire on February 1, 2025. On January 22, 2025, the agreement was renewed, and is scheduled to expire on January 19, 2026. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of January 31, 2025, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at January 31, 2025 and April 30, 2024, respectively.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $326,693 and $366,572 at January 31, 2025 and April 30, 2024, respectively.

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

Other

The Company provides funds for salaries, wages, overhead and capital expenditure items as necessary to operate its Mexican, Vietnamese and Chinese subsidiaries and the Taiwan IPO. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the nine month period ended January 31, 2025, resulted in net foreign

SigmaTron International, Inc.

January 31, 2025

currency transaction losses of $981,372 compared to net foreign currency losses of $512,885 for the same period in the prior year. During the nine months of fiscal year 2025, the Company paid approximately $42,390,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

Item 3.Quantitative and Qualitative Disclosures About Market Risks.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of the Company’s consolidated financial statements for the year ended April 30, 2024, it identified a material weakness as reported previously, which continues to exist as of January 31, 2025. The Company did not properly design or maintain effective controls related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

Based on this evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness and control deficiencies as reported in its Annual Report on Form 10-K for the year ended April 30, 2024, its disclosure controls and procedures were not effective as of January 31, 2025. Notwithstanding the weakness, the Company’s management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, its financial position, results of operation and cash flow in conformity with GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

SigmaTron International, Inc.

January 31, 2025

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

Other than the remediation efforts previously disclosed, there have been no changes in the Company’s internal controls over financial reporting for the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factors disclosed in this Item 1A. below, there have been no material changes to the Company’s risk factors since the filing of the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2024.

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

In connection with the Company’s management evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's management has identified a material weakness in internal control over financial reporting. As a result of the material weakness, the Company's management has concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2025, as further described in Item 4, Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company's material weakness in internal controls was related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

SigmaTron International, Inc.

January 31, 2025

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

Recently there have been changes in tariff positions between the United States and other nations.

There have been implementations of tariffs between the United States, Canada, Mexico and China during 2025. While many of these tariffs have been delayed and may or may not ultimately take effect, the related uncertainty and potential issues of dealing with tariffs represents a risk to our business, operations and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None beyond what was previously disclosed.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SigmaTron International, Inc.

January 31, 2025

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

January 31, 2025

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATRON INTERNATIONAL, INC.

/s/ Gary R. Fairhead	March 14, 2025

Gary R. Fairhead	Date
CEO (Principal Executive Officer)

/s/ Frank Cesario	March 14, 2025

Frank Cesario	Date
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)