Form 10-K
period 2025-04-30
SIGMATRON INTERNATIONAL INC
filed 2025-08-27
CIK 915358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended April 30, 2025.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $14,415,624 based on the closing sale price of $2.69 per share as reported by Nasdaq Capital Market as of such date.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 28, 2025 was 6,119,288.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

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

ITEM 1. BUSINESS

Overview

SigmaTron is a Delaware corporation, which was organized on November 16, 1993, and commenced operations when it became the successor to all of the assets and liabilities of SigmaTron L.P., an Illinois limited partnership, through a reorganization on February 8, 1994, as part of going public.

On July 28, 2025 (the “Closing Date”), Transom Axis MergerSub, Inc., a Delaware corporation (“Purchaser”), which is a direct wholly owned subsidiary of Transom Axis AcquireCo, LLC, a Delaware limited liability company (“Parent”), which is a wholly owned subsidiary of Transom Axis TopCo, LLC, a Delaware limited liability company, which is controlled by its affiliate Transom Capital Fund IV, L.P., a Delaware limited partnership (together with its affiliates, “Transom”), completed the previously announced acquisition of the Company pursuant to the Agreement and Plan of Merger, dated as of May 20, 2025 (the “Merger Agreement”). On the Closing Date, and following the expiration of the Purchaser’s tender offer to acquire all of the issued and outstanding shares of the Company’s common stock, Purchaser merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Prior to the closing of the Merger, the Company’s common stock was traded on the Nasdaq Capital Market under the symbol “SGMA.”

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

For the fiscal year ended April, 30 2025, the Company reported a pre-tax loss of approximately $3,900,000. The Company reported sales of approximately $304,700,000. The fiscal year end revenue results decreased 19% compared to the prior fiscal year. The decrease in sales is primarily due to customers that have lowered their demand during fiscal year 2025 which we believe is a response to supply chain limitations and related stocking demands during recent years, as those constraints largely lifted in a more normalized raw materials marketplace during fiscal year 2025 which we believe is a response to supply chain limitations and related stocking demands during recent years, as those constraints largely lifted in a more normalized raw materials marketplace during fiscal year 2025.

The Company’s backlog remains reasonably strong across the vast majority of markets and customers the Company serves. The continued supply chain shortages have improved significantly during fiscal 2025, but certain components continue to be challenging to receive on a timely basis and could impact the Company’s ability to ship the backlog as scheduled.  This is a problem faced by customers and competitors in the EMS industry during recent years, but has improved in the current fiscal year and the Company anticipates the situation to continue improving through fiscal 2026.

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

The Company sold its Elgin, Illinois property in February 2024, and moved all operations from Elgin to Elk Grove Village, Illinois.

Markets and Customers

The Company’s customers are in the industrial electronics, consumer electronics and medical/life sciences industries. As of April 30, 2025, the Company had more than 100 active customers ranging from Fortune 500 companies to small, privately held enterprises.

The following table shows, for the periods indicated, the percentage of net sales to the principal end-user markets the Company serves.

	Percent of Net Sales
Markets	Typical OEM Application	Fiscal 2025%	Fiscal 2024%
Industrial Electronics	Clean energy, off road equipment, controls, smart grid connectivity, gaming equipment, IOT connectivity, etc.	66.2	70.4
Consumer Electronics	Appliances, automotive electronics, carbon monoxide detectors, etc.	28.2	22.9
Medical/Life Sciences	Rehabilitation tables, battery packs, dental equipment, sterilizers, dialysis, etc.	5.6	6.7
Total		100%	100%

For the fiscal year ended April 30, 2025, the Company’s largest customer accounted for 16.8% of the Company’s net sales. For the fiscal year ended April 30, 2024, the Company’s largest customer accounted for 13.1% of the Company’s net sales.

The majority of sales are made to U.S. based customers and denominated in USD. The following geographic data includes net sales based on the country location of the Company’s operation providing the electronic manufacturing service for the year ended April 30, 2025 and 2024:

Location	Net Sales Fiscal 2025	Net Sales Fiscal 2024
United States	$74,467,053	$111,520,788
Mexico	181,775,233	217,897,991
China	41,185,139	38,363,805
Vietnam	7,288,694	6,101,237
Total Net Sales	$304,716,119	$373,883,821

Sales and Marketing

Many of the members of the Company’s senior management are actively involved in sales and marketing efforts, and the Company has direct sales employees. The Company also markets its services through independent manufacturers’ representative organizations that employ sales personnel in the United States and Canada. Independent manufacturers’ representative organizations receive variable commissions based on orders received by the Company and are assigned specific accounts, not territories. In addition, the Company markets itself through its website.

Mexico, China, Vietnam and Taiwan Operations

The Company’s subsidiary, Standard Components de Mexico, S.A, a Mexican entity, is located in Acuna, Coahuila, Mexico, a border town across the Rio Grande River from Del Rio, Texas, U.S. and is 155 miles west of San Antonio. Standard Components de Mexico, S.A. was incorporated and commenced operations in 1968 and had 784 employees at April 30, 2025. The Company’s subsidiary, AbleMex S.A. de C.V., a Mexican entity, is located in Tijuana, Baja California, Mexico, a border town south of San Diego, California, U.S. AbleMex S.A. de C.V. was incorporated and commenced operations in 2000. The operation had 345 employees at April 30, 2025. The Company’s subsidiary, Digital Appliance Controls de Mexico S.A., a Mexican entity, operates in Chihuahua, Chihuahua, Mexico, located approximately 235 miles from El Paso, Texas, U.S. Digital Appliance Controls de Mexico S.A. was incorporated and commenced operations in 1997. The operation had 408 employees at April 30, 2025. The Company believes that one of the key benefits to having operations in Mexico is its access to cost-effective labor resources while having geographic proximity to the United States.

The Company’s wholly-owned foreign enterprises, Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., are located in Suzhou, China. The Company has entered into an agreement with governmental authorities in the economic development zone of Wujiang, Jiangsu Province, Peoples Republic of China, pursuant to which the Company became the lessee of a parcel of land of approximately 100 Chinese acres. The term of the land lease is 50 years. The Company built a manufacturing plant, office space and dormitories on this site during 2004. In fiscal year 2015, the China facility expanded and added 40,000 square feet in warehouse and manufacturing. The total square footage of the facility is 216,950 and the operation had 333 employees as of April 30, 2025. Both Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd. operate at this site.

The Company’s subsidiary, Spitfire Controls (Cayman) Co. Ltd., owns all of the equity of the subsidiary, Spitfire Controls (Vietnam) Co. Ltd., and does not conduct any other operations. Spitfire Controls (Vietnam) Co. Ltd. is located in Amata Industrial Park, Bien Hoa City, Dong Nai Province, Vietnam, and is 18 miles east of Bien Hoa City. Spitfire Controls (Vietnam) Co. Ltd. was incorporated and commenced operation in 2005 and had 236 employees as of April 30, 2025.

The Company maintains an international procurement office (“IPO”) in Taipei, Taiwan which was incorporated in 1991. The total square footage of the office is 4,685 square feet. The Company has an information technology office in Taichung, Taiwan. The total square footage of the office is 1,650 square feet. The Company had 29 employees located in the Taiwan offices as of April 30, 2025.

The Company provides funds for manufacturing services such as salaries, wages, inventory purchases for certain locations, overhead and capital expenditure items as necessary to operate its Mexican, Vietnamese and Chinese subsidiaries and foreign enterprises and the IPO in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2025, resulted in net foreign currency transaction losses of $981,838 compared to net foreign currency losses of $796,315 in the prior fiscal year. In fiscal year 2025, the Company paid approximately $52,550,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The consolidated financial statements as of April 30, 2025, include the accounts and transactions of SigmaTron, its subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co., Ltd. and Wujiang SigmaTron Electronic Technology Co., Ltd., and its IPO, SigmaTron International, Inc. Taiwan Branch. The functional currency of the Company’s foreign subsidiaries operations is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements.

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

Backlog

The Company relies on binding forecasted orders and purchase orders (firm orders) from its customers to estimate backlog. The Company’s backlog of firm orders as of April 30, 2025, and April 30, 2024, was approximately $265,400,000 and $289,900,000, respectively. The Company believes a significant portion of the backlog at April 30, 2025 will ship in fiscal year 2026. Because customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future revenue. Variations in the magnitude and duration of contracts, forecasts and purchase orders received by the Company and delivery requirements generally may result in substantial fluctuations in backlog from period to period. The Company believes the decrease in backlog is largely the result of customers shortening the forecasting period as market conditions and lead times for components have improved.

Human Capital Resources

The Company employed approximately 2,500 full-time employees of which approximately 370 were located in the U.S. as of April 30, 2025. There were approximately 220 engaged in engineering or engineering-related services, 1,880 in manufacturing and 400 in administrative functions, including supply chain, accounting, management and sales and marketing.

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

SigmaTron has a labor contract with Chemical & Production Workers Union Local No. 30, AFL-CIO, covering the Company’s workers in Elk Grove Village, Illinois which expires on November 30, 2025. The Company’s Mexican subsidiary, Standard Components de Mexico S.A., has a labor contract with Sindicato De Trabajadores de la Industra Electronica, Similares y Conexos del Estado de Coahuila, C.T.M. covering the Company’s workers in Acuna, Mexico which expires on February 1, 2026. The Company’s subsidiary located in Tijuana, Mexico has a labor contract with Sindicato Mexico Moderno De Trabajadores De La, Baja California, C.R.O.C. The contract does not have an expiration date. The Company’s subsidiary located in Bien Hoa City, Vietnam, has a labor contract with CONG DOAN CO SO CONG TY TNHH Spitfire Controls Vietnam. The contract expires on April 30, 2028.

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

Information about our Executive Officers

Name	Age	Position

Gary R. Fairhead	73

Chief Executive Officer and Chairman of the Board of Directors. Gary R. Fairhead has been the Chief Executive Officer of the Company and a director since November 1993 and Chairman of the Board of Directors of the Company since August 2011. He was also President from November 1993 until October 2021 and then from August 2022 until January 2023.

John P. Sheehan	64	President since January 2023. Vice President, Director of Supply Chain, and Assistant Secretary from February 1994 until January 2023.

Frank Cesario	55

Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since November 2024. He served as Chief Executive Officer and Chief Financial Officer at Yunhong Green CTI from January 2022 until November 2024.

Hom-Ming Chang	65	Vice President, China Operations since 2007. Vice President - Hayward Materials / Test / IT from 2005 - 2007.

Merger with Transom

On July 28, 2025, Transom completed the previously announced acquisition of the Company pursuant to the Merger Agreement, whereby the Company became a wholly owned subsidiary of Parent in the Merger. On the Closing Date, each issued and outstanding share of Common Stock was converted into the right to receive $3.02 in cash, less applicable taxes and withholdings.

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

The Company experiences volatile operating results.

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

The impact of component shortages on sales of finished goods and the resulting increase in inventory levels in prior fiscal years had been unprecedented although inventory levels have decreased significantly during fiscal year 2025. The supply chain uncertainty has significantly lessened during the fiscal year, however there are still certain components that are difficult to obtain on a timely basis. The continued impact of increased inventory levels on working capital requirements materially increases our operating costs and if it continues unabated, could materially and adversely affect our business and results of operations.

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

Sales to the Company’s five largest customers accounted for an aggregate of 57.3% and 49.2% of net sales for the fiscal years ended April 30, 2025, and April 30, 2024, respectively. For the fiscal year ended April 30, 2025, the Company’s largest customer accounted for 16.8% of the Company’s net sales and 8.0% of accounts receivable. For the fiscal year ended April 30, 2024, the Company’s largest customer accounted for 13.1% of the Company’s net sales and 4.6% of accounts receivable. Significant reductions in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. If the Company cannot replace cancelled or reduced orders, sales will decline, which could have a material adverse impact on the results of operations. There can be no assurance that the Company will retain any or all of its largest customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

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

Approximately 42% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2025; 32% and 8% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2024, approximately 43% of the total assets were located in foreign jurisdictions; 31% and 10% were located in China and Mexico, respectively and 2% in other foreign locations.

There is a risk of fluctuation of various currencies integral to the Company’s operations.

The Company purchases some of its material components and funds some of its operations in foreign currencies. From time to time the currencies fluctuate against the U.S. Dollar. Such fluctuations could have a material impact on the Company’s results of operations and performance. During the past two fiscal years, the U.S. Dollar has weakened against the Mexican Peso and Chinese Renminbi, resulting in net currency translation losses of $981,838 and $796,315 for the fiscal year ended April 30, 2025 and April 30, 2024, respectively. These fluctuations are expected to continue and could have a negative impact on the Company’s results of operations. The Company has not, and does not expect to, utilize derivatives or hedge foreign currencies to reduce the risk of such fluctuations.

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

Financing and Capital Risks

If we fail to comply with our credit agreements in future periods, we may be unable to secure any necessary waivers or amendments from the lenders and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreements contain numerous financial and operating covenants with which we must comply. In August 2024, the Company was able to negotiate amendments and waivers with both J.P. Morgan Chase and TCW Asset Management Company, lenders of our revolving and term loan facilities, respectively, as a result of our failure to maintain certain covenants as of April 30, 2024 and during the first quarter of fiscal year 2025. However, even as amended, the covenants impose tight parameters under which our financial performance is measured and has increased the Company’s costs. Our continued compliance with our obligations in general and these financial covenants in particular is dependent on our financial results, which are subject to fluctuation as described elsewhere in the risk factors discussed in this Annual Report on Form 10-K. If we fail to comply with the covenants in the future and if our lenders do not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business. On July 28, 2025, pursuant to the Merger, the Company became a wholly owned subsidiary of Parent, and the Company’s obligations under the credit agreements were paid in full.

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

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements.  It has also initiated tariffs on certain foreign goods, including raw materials utilized by the Company.  Changes in U.S. trade policy could result in one or more of the U.S.’ trading partners adopting responsive trade policy making it more difficult or costly for the Company to import components from those countries.  This in turn could require us to increase material billings or prices to our customers which may reduce demand, or, if we are unable to increase material billings or prices, result in a lower margin on products sold.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and securities disclosure and compliance practices of public companies. More recently the Dodd-Frank Act has required changes to our corporate governance, compliance practices and securities disclosures, increasing the Company’s disclosure requirements. Regulations adopted (and in certain cases subsequently stayed due to ongoing legal challenges) by the SEC mandating new disclosures of environmental, social and governance information, including climate-related risks, targets and goals and their financial impact, could become effective in the future. Compliance with these rules has increased our legal, financial and accounting costs, and those costs will increase if additional requirements are imposed. These legal developments may result in the Company having difficulty in attracting and retaining qualified directors or officers. The Company’s failure to comply with present or future regulations could result in the SEC or Nasdaq levying sanctions against the Company or even moving to delist its stock. Such consequences, as well as compliance costs, could have a material impact on the Company’s business, financial condition and results of operations. On July 28, 2025, the Company closed on the merger transaction with Parent to “go private.” As a result of this event, the Company has withdrawn from Nasdaq and intends to file that it will cease filing reports with the SEC in the future.

Conflict Minerals regulations may cause the Company to incur additional expenses and could increase the cost of components contained in its products and adversely affect its inventory supply chain.

The Dodd-Frank Act, and the rules promulgated by the SEC thereunder, require the Company to attempt to determine and report annually whether any Conflict Minerals contained in our products originated from the DRC or an adjoining country. The Dodd-Frank Act and these rules could affect our ability to source components that contain Conflict Minerals at acceptable prices and could impact the availability of Conflict Minerals, since there may be only a limited number of suppliers of conflict-free Conflict Minerals. Our customers may require that our products contain only conflict-free Conflict Minerals, and our revenues and margins may be negatively impacted if we are unable to meet this requirement at a reasonable price or are unable to pass through any increased costs associated with meeting this requirement. Additionally, the Company may suffer reputational harm with our customers and other stakeholders if our products are not conflict-free. The Company could incur significant costs in the event we are unable to manufacture products that contain only conflict-free Conflict Minerals or to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. See above regarding the impact of the Company’s July 28, 2025 merger.

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

The Company currently has labor union contracts with its employees constituting approximately 45% and 46% of its workforce for fiscal years 2025 and 2024, respectively. Although the Company believes its labor relations are good, any labor disruptions, whether union-related or otherwise, could significantly impair the Company’s business, substantially increase the Company’s costs or otherwise have a material impact on the Company’s results of operations. The Company is also subject to a variety of domestic and foreign employment laws, including those related to safety, wages, discrimination, harassment, organizing, employee privacy and severance. Allegations of violations of these laws could result in defense costs, damages, settlements and fines, which could have a material impact on the Company’s results of operations.

Accounting Risks

The Company has intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

The Company has recorded identifiable intangible assets on its balance sheet as a result of operations and acquisitions. A number of factors may result in impairments to intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets. Any impairment charges could adversely affect the Company's financial condition or results of operations in the periods recognized.

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

In connection with the Company’s management evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's management has identified a material weakness in internal control over financial reporting. As a result of the material weakness, the Company's management has concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2025, as further described in “Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company's material weakness in internal controls was related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

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

Governance

The Board of Directors, directly and through the Audit Committee, actively engages in reviews of cybersecurity risks. The full Board of Directors meets with the Company’s Vice President, Information Technology and Operating Initiatives and Director of IT Infrastructure and Security at each of the Board’s regularly scheduled meetings to discuss the Company’s cybersecurity posture, including malicious activity experiences and vulnerabilities for potentially material cybersecurity threats and incidents. The results of disaster recovery exercises, penetration testing, and other external audits are also presented to the Board. The Audit Committee is responsible to review and evaluate the Company’s cybersecurity and other information technology controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to threats. In addition to being represented on the oversight committee under the Incident Response Plan, the Audit Committee meets regularly with the Company’s information technology leadership team and reviews with them any specific cybersecurity issues that could affect the adequacy of the Company’s internal and disclosure controls.

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

The Company’s information technology team is led by the Vice President, Information Technology and Operating Initiatives. He has overall responsibility for developing, implementing, and maintaining the Company’s technology strategy, systems, and operations. The current Vice President of Information Technology and Operating Initiatives has been employed in the Company’s information technology department for more than 10 years, previously as a Director of IT Development and a Business Analyst. He has a Master of Science in Information Systems Degree from DePaul University of Chicago. The leadership team also includes our Director of IT Infrastructure and Security, who is responsible for managing the Company’s cybersecurity strategy, including management of firewalls, identity and access management, endpoint protection, and backups. The current Director of IT Infrastructure and Security has been employed in the Company’s information technology department for 13 years, previously as a Technician and Network Administrator. He has a Master of Science in Information Management Degree from the University of Illinois.

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

Certain information about the Company’s manufacturing, warehouse, purchasing and design facilities is set forth below:

Location	Square Feet	Services Offered	Owned/Leased
Suzhou, China	216,950	Electronic and electromechanical manufacturing solutions	* ***
Acuna, Mexico	128,440	Electronic and electromechanical manufacturing solutions	Owned **
Elk Grove Village, IL	124,300	Corporate headquarters, electronic and electromechanical manufacturing solutions and warehousing	Leased
Chihuahua, Mexico	121,000	Electronic and electromechanical manufacturing solutions	Leased
Union City, CA	117,000	Electronic and electromechanical manufacturing solutions	Leased
Tijuana, Mexico	112,100	Electronic and electromechanical manufacturing solutions	Leased
San Diego, CA	30,240	Warehousing and distribution	Leased
Del Rio, TX	30,000	Warehousing and distribution	Leased
Del Rio, TX	28,000	Warehousing and distribution	Owned
Bien Hoa City, Vietnam	24,475	Electronic and electromechanical manufacturing solutions	Leased
El Paso, TX	18,200	Warehousing and distribution	Leased
Del Rio, TX	16,000	Warehousing and distribution	Leased
Taipei, Taiwan	4,685	International procurement office	Leased
Taichung, Taiwan	1,650	Information technology office	Leased

*The Company’s Suzhou, China buildings are owned by the Company and the land is leased from the Chinese government for a 50 year term ending on July 15, 2053.

**A portion of the facility is leased and the Company has an option to purchase it.

***Total square footage includes 70,000 square feet of dormitories.

The Union City and San Diego, California, U.S., Tijuana, Baja California and Chihuahua, Chihuahua Mexico, Bien Hoa City, Dong Nai Province, Vietnam, Del Rio and El Paso, Texas, U.S., and Elk Grove Village, Illinois, U.S. properties are occupied pursuant to leases of the premises. The lease agreement for the El Paso, Texas, U.S. property expires January 2030. The lease agreement for the Del Rio, Texas, U.S. property expires November 2025. The lease agreement for the San Diego, California, U.S. property expires December 2034. The lease agreement for the Union City, California, U.S. property expires June 2026. The lease agreement for the Elk Grove Village, Illinois, U.S. property expires December 2027. The Chihuahua, Mexico lease expires April 2026. The Tijuana, Baja California, Mexico lease expires November 2029. The lease agreement for the Bien Hoa City, Dong Nai Province, Vietnam property expires July 2028. The Company’s manufacturing facility located in Acuna, Coahuila, Mexico, is owned by the Company, except for a portion of the facility that is leased. The Company has an option to buy the leased portion of the facility in Acuna, Coahuila, Mexico. The property in Del Rio, Texas, U.S. is financed under a separate mortgage loan agreement. The Company leases the IPO office in Taipei, Taiwan to coordinate southeast Asia purchasing and logistics activities. The Company leases the information technology office in Taichung, Taiwan. The Company believes its current facilities are adequate to meet its current needs. In addition, the Company believes it can find alternative facilities to meet its needs in the future, if required.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings, claims or investigations that are incidental to the conduct of the Company’s business. In future periods, the Company could be subjected to cash cost or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of any particular claim, the Company does not expect that these legal proceedings or claims will have any material adverse impact on its future consolidated financial position or results of operations. See Note P – Litigation, for more information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock was traded on the Nasdaq Capital Market under the symbol SGMA until market close on July 28, 2025, at which time its trading was halted in connection with the Merger. Upon consummation of the Merger, the Company’s common stock was delisted from the Nasdaq Capital Market.

Holders and Dividends

As of July 28, 2025, there was one holder of record of the Company’s common stock. The Company has not paid a cash dividend and does not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In addition to historical financial information, this discussion of the business of the Company and other Items in this Annual Report on Form 10-K contain forward-looking statements concerning the Company’s business or results of operations. See the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of these forward-looking statements and the associated risks and uncertainties.

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

Sales can be a misleading indicator of the Company’s financial performance. Sales levels can vary considerably among customers and products depending on the type of services (turnkey versus consignment) rendered by the Company and the demand by customers. Consignment orders require the Company to perform manufacturing services on components and other materials supplied by a customer, and the Company charges only for its labor, overhead and manufacturing costs, plus a profit. In the case of turnkey orders, the Company provides, in addition to manufacturing services, the components and other materials used in assembly. Turnkey contracts, in general, have a higher dollar volume of sales for each given assembly, owing to inclusion of the cost of components and other materials in net sales and cost of goods sold. Variations in the number of turnkey orders compared to consignment orders can lead to significant fluctuations in the Company’s revenue and gross margin levels. Consignment orders which require the Company to perform manufacturing services on components and other materials supplied by a customer accounted for less than 1% of the Company’s revenues for each of the fiscal years ended April 30, 2025 and April 30, 2024.

The Company’s international footprint provides our customers with flexibility within the Company to manufacture in China, Mexico, Vietnam or the U.S. We believe this strategy will continue to serve the Company well as its customers continuously evaluate their supply chain strategies.

Factors Affecting Results

Supply Chain Component Shortages and Tariffs. Supply chain component shortages improved significantly during fiscal 2025. The Company believes this led customers to reduce their inventory stocking levels during fiscal 2025, resulting in lower revenue for the Company. The Company’s business, results of operations, and financial condition continue to be impacted by any supply chain issues due to world-wide component shortages. In addition, changes to tariff policies in the United States have been frequent and dramatic during the end of fiscal 2025 and into fiscal 2026. These fluctuations may slow customer investment, negatively impacting the Company’s business, results of operations, and financial condition.

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

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction (as defined in the Credit Agreements) by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of April 30, 2025.

On August 19, 2024 (the “Third Amendment Effective Date”), the Lender Parties waived the 2024 Defaults pursuant to (i) the Waiver and Amendment No. 3 to Credit Agreement (the “JPM Amendment”) between the Company and JPM, and (ii) the Waiver and Amendment No. 3 to Credit Agreement (the “TCW Amendment” and together with the JPM Amendment, the “2024 Amendments”) by and among the Company, the TCW Lenders, and the Agent. In consideration of the TCW Amendment, the Company and the Agent also entered into the Third Amendment Fee Letter to the TCW Credit Agreement (the “Fee Letter”) dated as of the Third Amendment Effective Date. The 2024 Amendments also amended the financial covenants and certain other terms of the Credit Agreements, including, among other things, that the Company will pursue and close a Replacement Transaction to pay the obligations under the Credit Agreements in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. See Waivers and Amendments No. 3 within Note H – Long-term Debt for more information. During March 2025, the Company and its lenders agreed to additional modifications designed to facilitate a Replacement Transaction. See Waivers and Amendments No. 4 within Note H – Long-term Debt for more information.

The Company has been taking steps to reduce its debt and cost structure. Most recently, since the beginning of calendar year 2024, these actions include the sale of its Elgin, Illinois property and consolidation of the Elgin operations to the Elk Grove Village, Illinois headquarters, reduction of headcounts at various operations and corporate, and inventory reduction. During December 2024, the Company executed a sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters, using the proceeds to further reduce its debt position. For further discussion of the transaction, see Note J – Sale/Leaseback.

On the Closing Date, Transom completed the previously announced acquisition of the Company pursuant to the Merger Agreement, whereby the Company became a wholly owned subsidiary of Parent in the Merger. On the Closing Date, each issued and outstanding share of Common Stock was converted into the right to receive $3.02 in cash, less applicable taxes and withholdings. Also on the Closing Date, the Company’s obligations under the Credit Agreements were repaid in full.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including amortizable intangible assets, for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360: Property, Plant and Equipment. Property, machinery and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the Company first performs an impairment review based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of its assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued

success of product lines, and future volume, revenue and expense growth rates. If the carrying value exceeds the undiscounted cash flows, the Company records an impairment, if any, for the difference between the estimated fair value of the asset group and its carrying value. The Company further conducts annual reviews of its long-lived asset groups for possible impairment.

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

During third and fourth quarters of fiscal 2025, the Company valued its contingent warrants which are classified as liabilities under authoritative accounting standards. These common stock warrants are valued using a Monte Carlo model, with level 3 inputs such as expected volatility, risk-free interest rate, and expected number of warrants ultimately utilized and term that are not observable in active markets.

The fair value of the Company’s warrant liability for fiscal 2025 is as follows:

April 30,
2025
Beginning balance	$-
Contingent warrants issuance	2,263,000
Issuance of warrants	(770,250)
Change in fair value of warrants	(544,945)
Ending balance	$947,805

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

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. Given the Company’s recent operating losses, the Company determined that it may not reasonably rely on future forecasted income to benefit its deferred tax assets. For these reasons the Company established a full valuation allowance on its deferred tax assets as of October 31, 2024, which remains effective as of April 30, 2025.

New Accounting Standards:

See Note B – Summary of Significant Accounting Policies of Item 15(a) Exhibits and Financial Statement Schedules.

Results of Operations:

FISCAL YEAR ENDED APRIL 30, 2025 COMPARED

TO FISCAL YEAR ENDED APRIL 30, 2024

The following table sets forth the percentage relationships of gross profit and expense items to net sales for the years indicated:

	Fiscal Years Ended
	April 30,
	2025	2024

Net sales	$304,716,119	$373,883,821
Costs of products sold	277,410,159	340,357,503
As a percent of net sales	91.0%	91.0%
Gross profit	27,305,960	33,526,318
As a percent of net sales	9.0%	9.0%

Selling and administrative expenses	25,534,298	26,392,403
As a percent of net sales	8.4%	7.1%
Operating income	1,771,662	7,133,915

Other income	7,582,017	466,704
Change in fair value of warrants	544,945	-
Interest expense, net	(13,841,606)	(10,362,038)
Loss before income taxes	(3,942,982)	(2,761,419)

Income tax (expense) benefit	(6,311,926)	275,262
Net loss	$(10,254,908)	$(2,486,157)

Net sales

Net sales decreased $69,167,702, or 18.5%, to $304,716,119 in fiscal 2025, compared to $373,883,821 in fiscal 2024. The decline was primarily attributable to a broad decline in customer demand in the consumer electronics, industrial electronics and medical/life science markets as compared to fiscal 2024 which we believe was driven by the return of a normalized supply chain.

Costs of products sold

Cost of products sold decreased $62,947,344, or 18.5%, to $277,410,159 (91.0% of net sales) for fiscal 2025, compared to $340,357,503 (91.0% of net sales) for the prior fiscal year. In fiscal 2025, the cost of products sold as a percentage of sales has remained consistent, compared to the prior fiscal year.

Gross profit margin

Gross profit margin was 9.0% of net sales, in fiscal year 2025 compared to 9.0% of net sales in fiscal 2024. In fiscal 2025, the gross margins as a percentage of sales has remained consistent, compared to the prior fiscal year.

Selling and administrative expenses

Selling and administrative expenses decreased $858,105, or 3.3%, to $25,534,298 (8.4% of net sales) in fiscal 2025, compared to $26,392,403 (7.1% of net sales) for the same period in the last fiscal year. The decrease in selling and administrative expenses is primarily due to a decrease in bonus expense and miscellaneous general and administrative expenses. Additional cost reductions were largely offset by increased professional services charges and the recording of warrant expense. Additional cost reductions were largely offset by increased professional services charges and the recording of warrant expense.

Other Income

Other income increased to $7,582,017 in fiscal 2025, compared to $466,704 in fiscal 2024. The increase in other income was primarily driven by the December 2024 sale/leaseback transaction for the facility located in Elk Grove Village, IL.

Change in fair value of warrants

Contingent warrants were issued at a valuation of $2,263,000 during fiscal 2025 using a Monte Carlo model with a subsequent change in the fair value of contingent warrants decreasing expense by $544,945, as well as the issuance of warrants in the amount of $770,250 for a net value as of April 30, 2025 of $947,805 in connection with the TCW Amendment which included the obligation to issue contingent warrants to purchase shares of the Company’s common stock. The valuation was based on the actual number of contingent warrants that can be issued under the TCW Amendment using the Monte Carlo model subject to remeasurement until warrants are issued, exercised or cancelled.

Interest expense, net

Interest expense, net, increased to $13,841,606 in fiscal 2025, compared to $10,362,038 for the prior fiscal year. The increase relates to additional interest for amendment fees for TCW and deferred financing costs as required by the debt modification during the second quarter of fiscal 2025.

Income tax expense

Income tax expense increased $6,587,188 to an income tax expense of $6,311,926 for fiscal 2025, compared to an income tax benefit of $275,262 for the prior fiscal year. The effective tax rate decreased to -160.1% for fiscal 2025, compared to 10% for fiscal 2024. The increase in income tax expense for fiscal 2025 compared to fiscal 2024 is primarily due to an increase in the valuation allowance recorded during fiscal 2025. The decrease in effective tax rate is due to variations in income earned by jurisdiction and the recording of valuation allowance.

Net income/loss

Net loss increased $7,768,751, to a net loss of $10,254,908 for fiscal 2025, compared to net loss of $2,486,157 for the prior fiscal year. The increase in net loss primarily relates to lower sales volumes, a warrant remeasurement, deferred financing costs related to debt modification, higher labor and other fixed manufacturing costs, severance related costs and a full valuation allowance on deferred tax assets. The increase in net loss is partially offset with the gain related to the December 2024 sale/leaseback transaction for the facility located in Elk Grove Village, IL in the amount of $7,175,191.

Liquidity and Capital Resources:

Over the past two years the Company has been in non-compliance with certain financial covenants in its credit agreements (further discussion in Note H – Long-term Debt. Accordingly, beginning in August 2024 and continuing through July 28, 2025, the Company negotiated with its secured lenders to amend the applicable credit agreements. Under the terms of those amended agreements, the Company was required to pursue and close a Replacement Transaction to pay the Obligations (as defined in the Credit Agreements) in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. Furthermore, as of April 30, 2025, there remained a risk of additional covenant failures based on the Company’s revenue levels. On the Closing Date, in connection with the Merger, the Company’s obligations under the credit agreements were repaid in full.

The Company has reduced its debt by selling assets, reducing workforce, and reducing its capital requirements to improve operating performance. During December 2024, the Company executed a sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters, using the proceeds to reduce its debt position.

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

Operating Activities

Cash flow provided by operating activities was $18,530,322 for the fiscal year ended April 30, 2025, compared to cash flow provided by operating activities of $27,760,048 for the prior fiscal year. The decrease in cash flow provided by operating activities was primarily the result of a decrease in inventory in the amount of $20,554,334, an increase in operating lease liabilities in the amount of $3,524,612 and a decrease in prepaid expenses and other assets in the amount of $2,443,120 partially offset by a decrease in customer deposits in the amount of $4,116,762.

Investing Activities

Cash provided by investing activities was $7,100,406 for fiscal 2025, compared to cash provided by investing activities of $117,112 for fiscal 2024. The increase was primarily the result of the Company’s purchases of $1,191,692 in machinery and equipment to be used in the ordinary course of business and the sale/leaseback pf the Company’s principal manufacturing facility in Elk Grove Village, Illinois in December 2024, which provided net proceeds of $8,292,098. The Company anticipates future purchases of machinery and equipment will be funded by lease transactions. However, there is no assurance that the Company will be able to obtain funding for leases at acceptable terms, if at all, in the future.

Financing Activities

Cash used in financing activities was $25,015,838 for the fiscal year ended April 30, 2025, compared to cash used in financing activities of $26,278,929 for fiscal 2024. The decrease in cash used in financing activities was primarily the result of payments under the line of credit and term loan agreements.

Financing Summary

Debt and finance lease obligations consisted of the following at April 30, 2025 and April 30, 2024:

	2025	2024

Debt:
Notes Payable - Banks	$52,915,560	$66,102,020
Notes Payable - Buildings	313,015	366,572
Notes Payable - Equipment	3,054,939	4,642,951
Unamortized deferred financing costs	(3,646,628)	(1,528,156)
Total debt	52,636,886	69,583,387
Less current maturities*	50,597,117	66,244,227
Long-term debt	$2,039,769	$3,339,160

Finance lease obligations	$3,147,447	$5,361,574
Less current maturities	1,742,412	2,214,127
Total finance lease obligations, less current portion	$1,405,035	$3,147,447

* Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of April 30, 2025.

Notes Payable – Banks

As of April 30, 2025, the Company’s primary secured credit agreements included (i) the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and between the Company and JPMorgan Chase Bank, N.A, as lender (“JPM”), which provides for a secured credit facility consisting of a revolving loan facility and, until July 2022, a term loan facility, and (ii) the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which provides for a term loan facility. The facility under the JPM Credit Agreement, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the facility is July 18, 2027.

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

In connection with the entry into the JPM Credit Agreement, Lender and TCW, as administrative agent under the Term Loan Agreement, entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by SigmaTron (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of April 30, 2025, there was $12,909,002 outstanding and $14,180,691 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. As of April 30, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $786,882 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from the TCW Lenders to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of April 30, 2025, was $40,006,558 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of April 30, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $2,859,746 and $935,492, respectively.

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

Waivers and Amendments Nos. 1 & 2

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

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of April 30, 2025.

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

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does not meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, if the Company does not meet certain financial metrics from December 2024 to September 2025 as defined in the agreement, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance. The value of Warrants issued was $770,253 as of April 30, 2025.

The Company evaluated the accounting for the warrants associated with the Fee Letter to determine whether the warrants should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. The Company concluded that the warrants shall be classified as a liability upon entering into the Fee Letter and as a result recorded a liability of $2,263,000. In subsequent periods, these warrants are subject to remeasurement. As of April 30, 2025, the warrants were valued at $947,805. The remeasurement of the warrants is recorded within the change in fair value of warrants within the Consolidated Statements of Operations.

January 2025 Amendment

On January 10, 2025, the Company and JPM entered into Amendment No. 4 to the JPM Credit Agreement to increase the maximum letter of credit exposure permitted thereunder from $1,000,000 to $2,500,000.

All other material terms of the Credit Agreements, as amended by the foregoing Amendments, remain unchanged.

Waivers and Amendments No. 4

On March 28, 2025 (the “March 2025 Amendment Effective Date”), the Company entered into (i) the Waiver and Amendment No. 5 to Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “March 2025 JPM Amendment”) between the Company and JPMorgan Chase Bank, N.A., as lender (“JPM”), to that certain Amended and Restated Credit Agreement between the Company and JPM dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”); and (ii) the Waiver and Amendment No. 4 to Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “March 2025 TCW Amendment;” together with the March 2025 JPM Amendment, the “March 2025 Amendments”) by and among the Company, the lenders identified therein (the “Lenders”) and TCW Asset Management Company LLC, as administrative agent for the Lenders (in such capacity, the “Agent;” collectively the Agent and the Lenders, the “TCW Lenders;” and collectively, JPM and the TCW Lenders, the “Lender Parties”), to that certain Credit Agreement dated as of July 18, 2022 among the Company, the Lenders and the Agent (as amended, restated, supplemented or otherwise modified from time to time, the “TCW Credit Agreement;” together with the JPM Credit Agreement, the “Credit Agreements”).

The March 2025 Amendments amended the Credit Agreements to: (A) suspend the Fixed Charge Coverage Ratio and the Total Debt to EBITDA Ratio covenants (each as defined in the Credit Agreements) until the first quarter of FY2026; (B) require that Trailing Three Month EBITDA (as defined in the March 2025 Amendments) as of each month-end be not less than $250,000; (C) replace the conditional obligation of the Company to close a Replacement Transaction to pay the Obligations (each as defined in the Credit Agreements) in full no later than September 30, 2025 with requirements that the Company deliver at least one indication of interest for a Replacement Transaction, which has been accomplished, and a signed exclusivity agreement which includes a letter of intent with terms for a Replacement Transaction by April 3, 2025, and further that it commence a tender offer for the Replacement Transaction by May 15, 2025, and close it within 45 days thereafter, with an extension of up to 30 days if the tender offer is extended under the agreement for the Replacement Transaction; (D) modify the definition of EBITDA to allow for additional adjustments for certain financial advisor and legal fees; (E) reduce the minimum required Availability (as defined in the JPM Credit Agreement) to $3.0 million; (F) apply the net proceeds of the sale and leaseback of the Company’s Elk Grove Village, Illinois, headquarters to reduce principal of the revolving line of credit under the JPM Credit Agreement; and (G) waive any noncompliance with certain covenants as of the March 2025 Amendment Effective Date.

In addition, pursuant to the March 2025 JPM Amendment, the parties agreed to (i) reduce the Revolving Commitment (as defined in the JPM Credit Agreement) to $35 million; (ii) establish a $3.7 million reserve block against Availability; and (iii) pay JPM a $25,000 amendment fee and, if a Replacement Transaction is not consummated as specified in the March 2025 JPM Amendment, an additional amendment fee.

In addition, pursuant to the March 2025 TCW Amendment, the parties agreed to (i) remove the asset coverage pre-payment ratio covenant under the TCW Term Loan; and (ii) provide the Agent with the right to require the Company to enlarge the financial advisor’s scope of services after an event of default after the March 2025 Amendment Effective Date.

All other material terms of the Credit Agreements, as amended by the March 2025 Amendments, remain unchanged. Descriptions of the material terms and conditions of the Credit Agreements were previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed on July 27, 2022, in its Form 8-K filed on May 4, 2023, in its Form 8-K filed on June 23, 2023, in its Form 8-K filed on August 22, 2024, and in subsequent Quarterly Reports on Form 10-Q, and are incorporated herein by reference.

On the Closing Date, in connection with the Merger, the Company’s obligations under the credit agreements were repaid in full.

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. The agreement has been renewed each time it expired in accordance with its terms on January 26, 2021, January 17, 2022, February 17, 2023, and March 1, 2024. On January 22, 2025, the agreement was renewed, and is scheduled to expire on January 19, 2026. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of January 31, 2025, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at April 30, 2025 and April 30, 2024, respectively.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $313,015 and $366,572 at April 30, 2025 and April 30, 2024, respectively.

Notes Payable - Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement, which had a fixed interest rate of 8.00% per annum, matured on May 1, 2023, and the final quarterly installment payment of $9,310 was paid.

The Company routinely enters into secured note agreements including with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through January 2029, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 12.00% per annum.

Other

The Company provides funds for administration and manufacturing services such as salaries, wages, overhead and capital expenditure items as necessary to operate its Mexican, Vietnamese and Chinese subsidiaries and the international procurement office in Taiwan. The Company provides funding in U.S. Dollars, which are exchanged for Pesos, Dong, Renminbi, and New Taiwan dollars. The fluctuation of currencies from time to time, without an equal or greater increase in inflation, could have a material impact on the financial results of the Company. The impact of currency fluctuations for the fiscal year ended April 30, 2025, resulted in net foreign currency transaction losses of $981,838 compared to net foreign currency losses of $796,315 in the prior year. In fiscal year 2025, the Company paid approximately $52,550,000 to its foreign subsidiaries for manufacturing services. All intercompany balances have been eliminated upon consolidation.

The Company has not changed its plans to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The cumulative amount of unremitted earnings for which U.S. income taxes have not been recorded is $17,820,000 as of April 30, 2025.

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

The impact of inflation and the continuing global supply chain disruptions in the electronic component marketplace have been challenging. The supply chain disruptions have improved during fiscal 2025. The Company anticipates the supply chain disruptions will continue to improve during fiscal 2026.

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

AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this report has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2025.

Notwithstanding the foregoing conclusion, and notwithstanding the material weakness in our internal control over financial reporting described below, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

As of April 30, 2025, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of April 30, 2025, due to a material weakness in our internal controls related to the application of appropriate accounting principles over non-standard revenue transactions. Specifically, controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions were not operating effectively.

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

Except with respect to the changes in connection with the implementation of the steps to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm because the Company is a smaller reporting company under the rules of the SEC.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 1.01.Entry into a Material Definitive Agreement.

On March 28, 2025 (the “March 2025 Amendment Effective Date”), the Company entered into (i) the Waiver and Amendment No. 5 to Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “March 2025 JPM Amendment”) between the Company and JPMorgan Chase Bank, N.A., as lender (“JPM”), to that certain Amended and Restated Credit Agreement between the Company and JPM dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”); and (ii) the Waiver and Amendment No. 4 to Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “March 2025 TCW Amendment;” together with the March 2025 JPM Amendment, the “March 2025 Amendments”) by and among the Company, the lenders identified therein (the “Lenders”) and TCW Asset Management Company LLC, as administrative agent for the Lenders (in such capacity, the “Agent;” collectively the Agent and the Lenders, the “TCW Lenders;” and collectively, JPM and the TCW Lenders, the “Lender Parties”), to that certain Credit Agreement dated as of July 18, 2022 among the Company, the Lenders and the Agent (as amended, restated, supplemented or otherwise modified from time to time, the “TCW Credit Agreement;” together with the JPM Credit Agreement, the “Credit Agreements”).

The March 2025 Amendments amended the Credit Agreements to: (A) suspend the Fixed Charge Coverage Ratio and the Total Debt to EBITDA Ratio covenants (each as defined in the Credit Agreements) until the first quarter of FY2026; (B) require that Trailing Three Month EBITDA (as defined in the March 2025 Amendments) as of each month-end be not less than $250,000; (C) replace the conditional obligation of the Company to close a Replacement Transaction to pay the Obligations (each as defined in the Credit Agreements) in full no later than September 30, 2025 with requirements that the Company deliver at least one indication of interest for a Replacement Transaction, which has been accomplished, and a signed exclusivity agreement which includes a letter of intent with terms for a Replacement Transaction by April 3, 2025, and further that it commence a tender offer for the Replacement Transaction by May 15, 2025, and close it within 45 days thereafter, with an extension of up to 30 days if the tender offer is extended under the agreement for the Replacement Transaction; (D) modify the definition of EBITDA to allow for additional adjustments for certain financial advisor and legal fees; (E) reduce the minimum required Availability (as defined in the JPM Credit Agreement) to $3.0 million; (F) apply the net proceeds of the sale and leaseback of the Company’s Elk Grove Village, Illinois, headquarters to reduce principal of the revolving line of credit under the JPM Credit Agreement; and (G) waive any noncompliance with certain covenants as of the March 2025 Amendment Effective Date.

In addition, pursuant to the March 2025 JPM Amendment, the parties agreed to (i) reduce the Revolving Commitment (as defined in the JPM Credit Agreement) to $35 million; (ii) establish a $3.7 million reserve block against Availability; and (iii) pay JPM a $25,000 amendment fee and, if a Replacement Transaction is not consummated as specified in the March 2025 JPM Amendment, an additional amendment fee.

In addition, pursuant to the March 2025 TCW Amendment, the parties agreed to (i) remove the asset coverage pre-payment ratio covenant under the TCW Term Loan; and (ii) provide the Agent with the right to require the Company to enlarge the financial advisor’s scope of services after an event of default after the March 2025 Amendment Effective Date.

All other material terms of the Credit Agreements, as amended by the March 2025 Amendments, remain unchanged. Descriptions of the material terms and conditions of the Credit Agreements were previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed on July 27, 2022, in its Form 8-K filed on May 4, 2023, in its Form 8-K filed on June 23, 2023, in its Form 8-K filed on August 22, 2024, and in subsequent Quarterly Reports on Form 10-Q, and are incorporated herein by reference.

Item 2.03.Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers

The information relating to the Company’s Executive Officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers” and is incorporated herein by reference.

Name

Gary R. Fairhead Age: 73 Director Since: 1993

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

Dilip S. Vyas Lead Independent Director Age: 77 Director Since: 1993

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

Thomas W. Rieck Independent Director Age: 80 Director Since: 1993

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

Paul J. Plante Independent Director Age: 67 Director Since: 2011 Other Public Board(s): Richardson Electronics

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

Bruce J. Mantia Independent Director Age: 78 Director Since: 2011

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

John P. Sheehan Age: 64 Director Since: 2024

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

 CORPORATE GOVERNANCE

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

Messrs. Mantia (Chairman), Plante, and Vyas are members of the Compensation Committee. The Board of Directors has determined that each of the members of the Compensation Committee is independent under the listing standards of Nasdaq. The Compensation Committee has authority to select and hire outside consultants and shall have full access to the Human Resources Department or other Company employees to assist in the evaluation of Executive Officer compensation and may approve the fees and other retention terms of any consultants hired by the Compensation Committee. The Compensation Committee may also obtain advice and assistance from legal, accounting or other advisors selected by the Compensation Committee.

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

Insider Trading, Hedging and Pledging

The Company’s Insider Trading Policy prohibits all directors, officers and employees from engaging in transactions in our common stock while in possession of material non-public information and restricts directors, officers and other designated insiders from engaging in most transactions involving the Company’s common stock during certain periods for which the Company has determined those individuals are most likely to be aware of material, non-public information. The Company’s Insider Trading Policy also requires pre-clearance from its compliance officer prior to any transactions in the Company’s securities. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Management (the “Code”). The Code applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and other employees of the Company performing similar senior financial management functions. The Code is available on the “Investors” page on the Company’s website at www.sigmatronintl.com. The Company intends to post any amendments to or waivers under the Code to its website. Upon written request, the Company will provide a copy of the Code free of charge. Requests should be directed to the Company at 2201 Landmeier Road, Elk Grove Village, Illinois 60007, Attention: Frank J. Cesario, Secretary.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended April 30, 2025 and written representations that no other reports were required, there were no late Section 16 filings during the year ended April 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The individuals listed in the following table are referred to as our “Named Executive Officers” throughout this Amendment No. 1. The following table sets forth a summary of all compensation paid by the Company for its fiscal years ended April 30, 2025, and 2024 to the Company’s Named Executive Officers:

				Option Awards ___($)___	All Other Compensation ($)	Total ($)
Name and Principal Position		Salary ($)	Bonus ($)

Gary R. Fairhead Chief Executive Officer	2025 2024	360,000 (1) 350,000 (1)	- -	- -	1,800 (3) 6,486 (3)	361,800 356,486

John P. Sheehan President	2025 2024	348,000 340,472	- -	- 67,800 (2)	2,000 (3) 2,000 (3)	350,000 410,272
Rajesh B. Upadhyaya Executive Vice President, West Coast Operations (4)	2025 2024	228,476 319,837	- -	- 67,800 (2)	1,786 (3) 12,552 (3)	230,262 400,189

(1)Although Gary R. Fairhead served as a Director in fiscal years 2025 and 2024, he did not receive any compensation for serving in such capacity as it is Company policy to compensate only non-employee Directors.

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

(4)Resigned from the Company effective April 30, 2025.

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

The Employee Plan provided for a Bonus Pool that would be calculated as a percentage of Pre-Tax Income (as defined in the Employee Plan) pursuant to the scale set forth in the Employee Plan. Pursuant to the Employee Plan, the Company’s Chief Executive Officer would submit to the Compensation Committee a recommendation (i) of target objectives for each Executive Officer and (ii) for a specified percentage or dollar allocation of the Bonus Pool for each Executive Officer and Officer, individually, and all of the Employee Participants, in the aggregate. The Compensation Committee would then review such submissions for recommendation to the Board. Awards to Executive Officers under the Employee Plan would be based, in part, on the Executive Officer achieving the Executive Officer’s specified target objectives and, in any event, would be subject to the sole discretion of the Board and contingent upon the Company’s compliance with its covenants under its credit facilities. However, because the Company had a pre-tax loss for fiscal years 2025 and 2024, no bonuses were earned by the Executive Officers under the Employee Plan for fiscal years 2025 and 2024.

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

In general, for purposes of the CIC Plan, a change in control will be deemed to have occurred when (a) the acquisition by an entity, person or group of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 20% in the aggregate of the outstanding capital stock of the Company entitled to vote for the election of directors, (b) as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who are directors of the Company before the transaction shall cease to constitute a majority of the board or the board of directors of any successor to the Company, (c) the Company becomes a party to a merger, consolidation or share exchange in which either (i) the Company will not be the surviving company or (ii) the Company will be the surviving company and any outstanding shares of common stock of the Company will be converted into shares of any other company (other than a reincorporation or the establishment of a holding company involving no change of ownership of the Company) or other securities or cash or other property (excluding payments made solely for fractional shares), (d) more than 50% of the assets and business of the Company are sold, transferred or assigned to, or otherwise acquired by, any other unrelated entity or entities, or (e) all or substantially all of the assets and business of a CIC Participant’s operation are sold, transferred or assigned to, or otherwise acquired by, any other unrelated entity or entities (“Change in Control”). In general, a CIC Participant’s employment will be deemed to have been involuntarily terminated under the CIC Plan in the event of such employee’s termination by the Company for a reason other than (w) for cause (as defined in the Plan), (x) death, (y) disability, or (z) that employee’s voluntary retirement or resignation except on account of the reasons set forth in the CIC Plan (which in general would result in a constructive discharge).

The CIC Plan provides for automatic reduction of the amounts to be paid out under the CIC Plan in the event such amounts would constitute “parachute payments” under the Internal Revenue Code. Disputes concerning the CIC Plan and benefits under the CIC Plan are subject to arbitration.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth certain information with respect to each Named Executive Officer of the Company concerning any unexercised options held as of the end of fiscal year 2025.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gary R. Fairhead	30,000	-	6.45	07/31/25(1)
	17,914	-	3.20	12/10/28(2)
	4,000	-	4.28	11/19/29(3)
	15,000	-	4.83	07/15/31(4)
	40,000	-	6.66	04/28/32(5)

John P. Sheehan	20,000	-	$6.45	07/31/25 (1)
	8,000	-	$3.20	12/10/28 (2)
	4,000	-	$4.28	11/19/29 (3)
	8,000	-	$4.83	07/15/31 (4)
	15,000	-	$6.66	04/28/32 (5)
	20,100	9,900	$3.42	07/17/33 (6)

Rajesh B. Upadhyaya	10,500	-	4.83	07/15/31(4)
	20,000	-	6.66	04/28/32(5)
	30,000	-	3.42	07/17/33(6) (7)

(1)Vesting date was August 1, 2015

(2)Vesting date was December 11, 2018

(3)Vesting date was November 20, 2019

(4)Vesting date was July 16, 2021

(5)Vesting schedule: 25% on April 29, 2022, and 25% per year for the next three years.

(6) Vesting schedule: 33% on July 18, 2023, and 33% per year for the next two years.

(7)The final vesting was changed by the Compensation Committee from July 18, 2025 to May 22, 2025, pursuant to Mr. Upadhyaya’s resignation effective April 30, 2025.

EQUITY AWARDS GRANTED IN FISCAL YEAR 2024

	Number of Option Awards	Grant Date	Fair Value of Option Awards $

John Sheehan	30,000	07/18/2023	67,800

Rajesh B. Upadhyaya	30,000	07/18/2023	67,800

No awards were granted to the named executive officers during fiscal 2025.

DEFINED CONTRIBUTION PLAN

The Company has established a tax-qualified defined contribution 401(k) retirement plan for U.S. employees, which includes our Named Executive Officers. The 401(k) Plan provides for Company matching up to 25% of 5% of the employees’ wages and is limited to $2,000 per year.

EQUITY COMPENSATION PLANS

The following table summarizes information with respect to the Company’s compensation plans under which the Company’s equity securities are authorized for issuance as of April 30, 2025:

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

COMPENSATION OF DIRECTORS

Pursuant to the Company’s non-employee director compensation program, the Company paid non-employee Directors $5,250 per month from May 2023 through September 2023. On September 1, 2023, the Compensation Committee recommended, and the Board of Directors approved, an increase of the monthly retainer amount paid to non-employee directors to $5,500 per month, effective October 2023. In addition, pursuant to the non-employee director compensation program, the Chairmen of the Audit and Compensation Committees are entitled to be paid an additional $450 and $175 per month, respectively, for such services. The Lead Independent Director is also entitled to an additional $180 per month for such services. In accordance with Company policy, directors who are also employees of the Company do not receive the remuneration described in this paragraph. In addition, non-employee Directors are awarded restricted stock pursuant to the 2021 Non-Employee Director Restricted Stock Plan (the “Director Plan”).

DIRECTOR COMPENSATION TABLE

The following table summarizes the annual compensation for our non-employee directors during our fiscal year ended April 30, 2025, pursuant to our non-employee director compensation policy.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Bruce J. Mantia	68,100	-	68,100
Paul J. Plante	66,000	-	66,000
Thomas W. Rieck	71,400	-	71,400
Dilip S. Vyas	68,160	-	68,160
Linda K. Frauendorfer………………………………………………….	44,000 (1)	-	44,000

(1)Ms. Frauendorfer resigned from the Board of Directors during December 2024

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of July 10, 2025 by (i) each Director of the Company, (ii) each Named Executive Officer of the Company, (iii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known by the Company to own beneficially more than 5% of the outstanding common stock, and (iv) all Directors and Executive Officers as a group. The address of Directors and Named Executive Officers is c/o SigmaTron International, Inc., 2201 Landmeier Road, Elk Grove Village, Illinois 60007.

Beneficial Ownership
Name	Number of Shares (1)	Percent
Beneficial Owners of more than 5% of the outstanding Capital Stock
Peter J. Abrahamson (2)	570,403	9.3%
Cyrus Tang Foundation (3)	246,537	4.0%
Tang Foundation for the Research of Traditional Chinese Medicine (3)	113,527	1.9%
Beryl Capital Management (4)	590,881	[ ]%
The TCW Group, Inc., on behalf of the TCW Business Unit (5)	770,250	[ ]%
Directors, Nominees and Named Executive Officers
Gary R. Fairhead (6)	200,217	3.2%
John P. Sheehan (6)	101,666	1.7%
Rajesh B. Upadhyaya (6)	60,500	*
Thomas W. Rieck (7)	42,000	*
Bruce J. Mantia	36,500	*
Dilip S. Vyas	32,000	*
Paul J. Plante	32,000	*

All Directors and Executive Officers as a group (8 persons) (8)	[559,883]	[8.7]%

* Less than 1 percent.

(1)Unless otherwise indicated in the footnotes to this table, the Company believes the persons named in this table have sole voting and investment power with respect to all shares of common stock reflected in this table. As of July 10, 2025, 6,119,288 shares were outstanding, not including certain options held by various Directors and Officers as noted in subsequent footnotes. This table is based on information supplied by the Company’s Executive Officers, Directors, and principal stockholders and by Schedules 13D, 13G and Section 16 filings made with the SEC.

(2)Number of shares owned by Peter J. Abrahamson is based on the number reported in Amendment No. 6 to Schedule 13G filed with the SEC on January 24, 2025. The principal business address for Peter J. Abrahamson is 24156 North Coventry Lane, Lake Barrington, IL 60010.

(3)The Cyrus Tang Foundation and Tang Foundation for the Research of Traditional Chinese Medicine are not-for-profit foundations. The entities’ combined ownership represents approximately 5.9% of the outstanding common stock. Based upon a Schedule 13D/A filed with the SEC on October 11, 2012, each respective entity holds sole voting power and sole investment power with respect to all the shares such entity indicated it owned. The principal business address for Cyrus Tang Foundation and Tang Foundation for the Research of Traditional Chinese Medicine is 8960 Spanish Ridge Avenue, Las Vegas NV 89148.

(4)Based on a Schedule 13G filed with the SEC on May 29, 2025 by Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP, and David A Witkin. According to the filing, Beryl Capital Management LLC is the investment adviser to Beryl Capital Partners II LP and other accounts; Beryl Capital Management LLC is the general partner of Beryl Capital Management LP, which is the general partner of Beryl Capital Partners II LP and other private investment funds; and Mr. Witkin is the control person of Beryl Capital Management LLC. According to the filing, total holdings represent 590,881 shares of common stock, as to which each filer disclaims beneficial ownership except to the extent of its pecuniary interest therein with Beryl Capital Management LLC and Beryl Capital Management LP each reporting shared voting and dispositive power with respect to 590,881 shares of common stock; Beryl Capital Partners reporting shared voting and dispositive power with respect to 476,138 shares of common stock; and David A. Witkin reporting shared voting and dispositive power with respect to 590,881 shares of common stock. The principal business address for Beryl Capital Management is 225 Avenue I, Suite 205, Redondo Beach, California 90277.

(5)Based on a Schedule 13G filed with the SEC on May 1, 2025 by The TCW Group, Inc. (“TCW”), on behalf of itself and its direct and indirect subsidiaries, which collectively constitute The TCW Group, Inc. business unit (the “TCW Business Unit”). TCW has shared voting and dispositive power with respect to all of the shares. The TCW Business Unit is primarily engaged in the provision of investment management services. The TCW Business Unit is managed separately and operated independently. Investment funds affiliated with The Carlyle Group, L.P. (“The Carlyle Group”) hold a minority indirect ownership interest in TCW that technically constitutes an indirect controlling interest in TCW. The principal business of The Carlyle Group is acting as a private investment firm with affiliated entities that include certain distinct specialized business units that are independently operated including the TCW Business Unit. Entities affiliated with The Carlyle Group may be deemed to share beneficial ownership of the securities reported in the filing. Information barriers are in place between the TCW Business Unit and The Carlyle Group. Therefore, in accordance with Rule 13d-4 under the Exchange Act, The Carlyle Group disclaims beneficial ownership of the shares beneficially owned by the TCW Business Unit and reported in the filing. The mailing address of TCW is 515 South Flower Street, Los Angeles, CA 90071.

(6)The number included shares issuable upon the exercise of currently exercisable stock options granted to Gary R. Fairhead 106,914; John P. Sheehan 75,100; and Rajesh B. Upadhyaya 60,500.

(7)In addition to the number of shares set forth on the Beneficial Ownership table, Mr. Rieck is a member of a family investment company, which owns 10,500 shares of the Company's common stock as of July 10, 2025. Mr. Rieck abstains from all or has no voting and investment decisions with respect to, such shares.

(8)Includes 307,414 shares issuable upon exercise of currently exercisable stock options.

EQUITY COMPENSATION PLANS

The following table summarizes information with respect to the Company’s compensation plans under which the Company’s equity securities are authorized for issuance as of April 30, 2025:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have not been any reportable related party transactions during the applicable period.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years 2025 and 2024, the Company retained BDO USA, P.C.; Chicago, Illinois; PCAOB ID#243 as its auditor to provide services as defined below. The following amounts were charged by BDO USA, P.C.; Chicago, Illinois; PCAOB ID#243 for services provided in fiscal years 2025 and 2024.

	2025	2024
Audit Fees (1)	$817,908	$637,825

(1) Fees for audit services billed in 2025 and 2024 consisted of the audit of the Company’s annual financial statements and reviews of quarterly financial statements.

There were no other fees charged by BDO USA, P.C.; Chicago, Illinois; PCAOB ID#243 in fiscal years 2025 and 2024.

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

(a)(3) and (b)

The exhibits required by Item 601 of Regulations S-K are listed in the Index to Exhibits filed as part of this Annual Report on Form 10-K beginning on Page 56.

ITEM 16. FORM 10-K SUMMARY

None.

Index to Exhibits

2.1

Agreement and Plan of Merger, dated as of May 20, 2025, by and among Transom Axis AcquireCo, LLC, Transom Axis MergerSub, Inc. and SigmaTron International, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 21, 2025.

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

10.28	Waiver and Amendment No. 5 to Credit Agreement dated March 28, 2025, by and between SigmaTron International, Inc. and JPMorgan Chase Bank, N.A. **

10.29

Waiver and Amendment No. 4 to Credit Agreement dated March 28, 2025, by and among SigmaTron International, Inc., the lenders identified therein and TCW Asset Management Company LLC, as Administrative Agent for the Lenders **

10.30	Confidentiality Agreement, dated as of December 20, 2024, by Transom Capital Group, LLC, incorporated herein by reference to Exhibit (d)(4) to the Schedule TO filed on June 26, 2025.

10.31

Exclusivity Agreement, dated as of April 1, 2025, by and between SigmaTron International, Inc. and Transom Capital Group, LLC (as amended on April 29, 2025, May 8, 2025, May 13, 2025 and May 18, 2025), incorporated herein by reference to Exhibit (d)(6) to the Schedule TOfiled on June 26, 2025.†

10.32

Form of Tender and Support Agreement, dated as of May 20, 2025, by and among Transom Axis AcquireCo, LLC, Transom Axis MergerSub, Inc. and certain stockholders of SigmaTron International, Inc., incorporated herein by reference to Exhibit A of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 21, 2025.

21.0	Subsidiaries of the Registrant.**

23.1	Consent of BDO USA, P.C.**

24.0	Power of Attorney of Directors and Executive Officers (included on the signature page of this Form 10-K for the fiscal year ended April 30, 2025).**

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

97.1	SigmaTron International, Inc. Executive Officer Clawback Policy,incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on September 3, 2024.

101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Indicates management contract or compensatory plan.

** Filed herewith.

*** Furnished herewith.

† Certain exhibits and schedules have been omitted pursuant to Instruction 1 to Item 1016 of Regulation M-A. SigmaTron hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

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

SIGMATRON INTERNATIONAL, INC.

By: /s/ Gary R. Fairhead

Gary R. Fairhead, Chief Executive Officer,
Principal Executive Officer and Director

Dated: August 27, 2025

 KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of SigmaTron International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Gary R. Fairhead and Frank Cesario, and each of them, each of their true and lawful attorneys-in fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Fairhead	Chairman of the Board of Directors,	August 27, 2025
Gary R. Fairhead	Chief Executive Officer,
(Principal Executive Officer) and Director

/s/ Frank J. Cesario	Chief Financial Officer, Vice President Finance,	August 27, 2025
Frank J. Cesario	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Russell Roenick	Director	August 27, 2025
Russell Roenick

/s/ Rob Randolph	Director	August 27, 2025
Rob Randolph

/s/ Nathan Dastic	Director	August 27, 2025
Nathan Dastic

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025 and 2024

INDEX TO FINANCIAL STATEMENTS

Page

SigmaTron International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SigmaTron International, Inc.

Elk Grove Village, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc. (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As described in Note A to the financial statements, the acquisition of the Company pursuant to the Agreement and Plan of Merger dated May 20, 2025, was completed on July 28, 2025. Our opinion is not modified with respect to this matter.

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

Inventory Obsolescence Reserve

As described in Notes B and D to the consolidated financial statements, as of April 30, 2025, the Company recorded an inventory obsolescence reserve of $2,492,692 primarily related to raw materials inventory of $87,825,681. A substantial portion of the Company’s raw materials inventory has been purchased to fulfill committed future orders for which the Company is contractually entitled to recover its costs from its customers. For the remaining raw materials inventory (“value over stock raw material inventory”), the Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.

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

•Evaluating management's conclusion by testing selected value over stock raw material inventory items, examining relevant source documents, to corroborate the expected future use of the identified raw material and the extent of any reserve required.

•Evaluating the reasonableness of management’s prior period estimates for inventory reserves by performing a retrospective comparison of prior estimates to current year write-offs.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2006.

Chicago, Illinois

August 27, 2025

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2025 and 2024

C

	April 30,	April 30,
ASSETS	2025	2024

CURRENT ASSETS
Cash and cash equivalents	$3,032,250	$2,417,360

Accounts receivable, less allowance for credit losses of
$34,837 and $59,466 at April 30, 2025 and April 30, 2024, respectively	33,376,652	32,043,985
Inventories, net	107,667,864	128,850,901
Prepaid expenses and other assets	1,817,611	1,886,701
Refundable and prepaid income taxes	1,300,740	1,716,372
VAT receivables	3,745,730	6,569,984
Other receivables	3,115,083	2,417,316

Total current assets	154,055,930	175,902,619

PROPERTY, MACHINERY AND EQUIPMENT, NET	27,708,226	33,755,078

OTHER LONG-TERM ASSETS
Intangible assets, net	654,481	979,188
Deferred income taxes	-	4,432,210
Right-of-use assets	10,872,890	7,463,301
Other assets	1,307,512	1,261,579

Total other long-term assets	12,834,883	14,136,278

TOTAL ASSETS	$194,599,039	$223,793,975

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

APRIL 30, 2025 and 2024

	April 30,	April 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2025	2024

CURRENT LIABILITIES
Trade accounts payable	$47,452,669	$50,593,099
Customer deposits	6,621,834	10,738,596
Accrued expenses	2,445,771	2,554,260
Accrued wages	5,537,300	6,746,466
Income taxes payable	1,510,160	897,847
Deferred revenue	5,735,899	3,111,062
Contingent warrants	947,805	-
Current portion of long-term debt	50,597,117	66,244,227
Current portion of finance lease obligations	1,742,412	2,214,127
Current portion of operating lease obligations	3,849,564	2,789,107

Total current liabilities	126,440,531	145,888,791

Long-term debt, less current portion	2,039,769	3,339,160
Finance lease obligations, less current portion	1,405,035	3,147,447
Operating lease obligations, less current portion	7,422,402	4,958,247
Income taxes payable	157,730	294,993
Deferred income taxes	231,591	-
Other long-term liabilities	78,254	93,084

Total long-term liabilities	11,334,781	11,832,931

Total liabilities	137,775,312	157,721,722
Commitment and contingencies (See Note R - Litigation)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 500,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 12,000,000 shares
authorized, 6,119,288 issued and
outstanding at April 30, 2025 and April 30, 2024	61,193	61,193
Capital in excess of par value	43,459,776	42,453,394
Retained earnings	13,302,758	23,557,666

Total stockholders’ equity	56,823,727	66,072,253

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$194,599,039	$223,793,975

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2025 and 2024

	2025	2024

Net sales	$304,716,119	$373,883,821

Cost of products sold	277,410,159	340,357,503

Gross profit	27,305,960	33,526,318

Selling and administrative expenses	25,534,298	26,392,403

Operating income	1,771,662	7,133,915

Other income	7,582,017	466,704
Change in fair value of warrants	544,945	-
Interest expense	(13,841,606)	(10,362,038)

Loss before income taxes	(3,942,982)	(2,761,419)

Income tax (expense) benefit	(6,311,926)	275,262

Net loss	$(10,254,908)	$(2,486,157)

Loss per common share
Basic	$(1.63)	$(0.41)

Diluted	$(1.63)	$(0.41)

Weighted-average shares of common
stock outstanding
Basic	6,278,461	6,094,914

Diluted	6,278,461	6,094,914

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2025 and 2024

			Capital in		Total
	Preferred	Common	excess of par	Retained	stockholders’
	stock	stock	value	earnings	equity
Balance at April 30, 2023	-	60,634	41,986,570	26,043,823	68,091,027

Recognition of stock-based compensation	-	-	381,034	-	381,034

Exercise of stock options	-	30	9,570	-	9,600

Restricted stock awards	-	529	76,220	-	76,749

Net loss	-	-	-	(2,486,157)	(2,486,157)

Balance at April 30, 2024	$-	$61,193	$42,453,394	$23,557,666	$66,072,253

Recognition of stock-based compensation	-	-	236,129	-	236,129

Issuance of warrants	-	-	770,253	-	770,253

Net loss	-	-	-	(10,254,908)	(10,254,908)

Balance at April 30, 2025	$-	$61,193	$43,459,776	$13,302,758	$56,823,727

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2025 and 2024

	2025	2024
Cash flows from operating activities
Net loss	$(10,254,908)	$(2,486,157)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization of property, machinery and equipment	5,641,297	5,939,172
Stock-based compensation	236,129	381,034
Restricted stock expense	-	76,749
Provision for credit losses	(24,629)	-
Provision for inventory obsolescence	628,703	582,185
Deferred income tax expense (benefit)	4,663,801	(1,791,308)
Amortization of intangible assets	324,707	331,842
Amortization of financing fees	3,122,206	589,403
Gain on the sale of building	(7,175,191)	(439,479)
Fair value adjustment of contingent warrants	947,805	-
Paid in kind interest	3,503,257	-
Loss from disposal or sale of machinery and equipment	13,247	44,270
Changes in operating assets and liabilities
Accounts receivable	(1,308,038)	14,240,833
Inventories	20,554,334	36,122,113
Prepaid expenses and other assets	2,443,120	(3,564,263)
Right-of-use assets	(3,409,589)	(237,878)
Refundable and prepaid income taxes	415,632	(936,667)
Income taxes payable	475,050	(117,156)
Trade accounts payable	(2,673,337)	(18,470,463)
Customer deposits	(4,116,762)	4,238,596
Deferred revenue	2,624,837	(4,952,135)
Operating lease liabilities	3,524,612	115,274
Accrued expenses and wages	(1,625,961)	(1,905,917)
Net cash provided by operating activities	18,530,322	27,760,048
Cash flows from investing activities
Purchases of machinery and equipment	(1,191,692)	(1,799,148)
Proceeds from insurance settlement	-	160,454
Proceeds from sale of building	8,292,098	1,755,806
Net cash provided by investing activities	7,100,406	117,112
Cash flows from financing activities
Proceeds from the exercise of common stock options	-	9,600
Proceeds under equipment note	-	2,356,575
Payments under finance lease	(2,214,127)	(1,981,813)
Payments under equipment note	(1,588,012)	(1,237,739)
Payments under building notes payable	(53,557)	(50,571)
Proceeds under term loan agreement	-	-
Payments under term loan agreement	(1,000,000)	(2,330,000)
Borrowings under revolving line of credit	320,903,345	393,285,344
Payments under revolving line of credit	(336,593,062)	(415,821,324)

SigmaTron International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Years ended April 30, 2025 and 2024

Payments of debt financing costs	(4,470,425)	(509,001)
Net cash used in financing activities	(25,015,838)	(26,278,929)

Change in cash and cash equivalents	614,890	1,598,231

Cash and cash equivalents at beginning of year	2,417,360	819,129
Cash and cash equivalents at end of year	$3,032,250	$2,417,360

	2025	2024
Supplementary disclosures of cash flow information
Cash paid for interest	$11,503,242	$10,171,456
Cash paid for income taxes	1,501,434	2,404,670
Purchase of machinery and equipment financed
under finance leases	-	3,223,950
Right-of-use assets obtained in exchange for operating
lease liabilities	6,999,942	-
Financing of insurance policy	293,476	348,681
Issuance of warrants	770,253	-

The accompanying notes are an integral part of these statements.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025 and 2024

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

As of April 30, 2025, the Company provided manufacturing services through an international network of facilities located in the United States, Mexico, China, Vietnam and Taiwan. Approximately 42% of the total assets of the Company are located in foreign jurisdictions outside the United States as of April 30, 2025; 32% and 8% of the total assets were located in Mexico and China, respectively, and 2% in other foreign locations. As of April 30, 2024, approximately 43% of the total assets were located in foreign jurisdictions; 31% and 10% were located in China and Mexico, respectively, and 2% in other foreign locations.

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

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of April 30, 2025.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE A - DESCRIPTION OF THE BUSINESS - Continued

On August 19, 2024 (the “Third Amendment Effective Date”), the Lender Parties waived the 2024 Defaults pursuant to (i) the Waiver and Amendment No. 3 to Credit Agreement (the “JPM Amendment”) between the Company and JPM, and (ii) the Waiver and Amendment No. 3 to Credit Agreement (the “TCW Amendment” and together with the JPM Amendment, the “2024 Amendments”) by and among the Company, the TCW Lenders, and the Agent. In consideration of the TCW Amendment, the Company and the Agent also entered into the Third Amendment Fee Letter to the TCW Credit Agreement (the “Fee Letter”) dated as of the Third Amendment Effective Date. The 2024 Amendments also amended the financial covenants and certain other terms of the Credit Agreements, including, among other things, that the Company will pursue and close a Replacement Transaction (as defined in the Credit Agreements) to pay the obligations under the Credit Agreements in full no later than September 30, 2025 unless the Company meets certain debt ratios for the twelve month period ending on August 31, 2025. See Waivers and Amendments No. 3 and No. 4 within Note H – Long-Term Debt for more information.

The Company is taking steps to reduce its debt and cost structure. Most recently, since the beginning of calendar year 2024, these actions include the sale of its Elgin, Illinois property and consolidation of the Elgin operations to the Elk Grove Village, Illinois headquarters, reduction of headcounts at various operations and corporate, and inventory reduction. During December 2024, the Company executed a sale/leaseback transaction with respect to its Elk Grove Village, Illinois headquarters, using the proceeds to further reduce its debt position. For further discussion of the transaction, see Note I – Sale/Leaseback.

On July 28, 2025 (the “Closing Date”), Transom Axis MergerSub, Inc., a Delaware corporation (“Purchaser”), which is a direct wholly owned subsidiary of Transom Axis AcquireCo, LLC, a Delaware limited liability company (“Parent”), which is a wholly owned subsidiary of Transom Axis TopCo, LLC, a Delaware limited liability company, which is controlled by its affiliate Transom Capital Fund IV, L.P., a Delaware limited partnership (together with its affiliates, “Transom”), completed the previously announced acquisition of the Company pursuant to the Agreement and Plan of Merger, dated as of May 20, 2025 (the “Merger Agreement”). On the Closing Date, and following the expiration of the Purchaser’s tender offer to acquire all of the issued and outstanding shares of the Company’s common stock, Purchaser merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Prior to the closing of the Merger, the Company’s common stock was traded on the Nasdaq Capital Market under the symbol “SGMA.”

The Company continues to explore other strategic initiatives and refinancing options to further reduce its debt to enable it to comply with increasingly stringent financial covenants. Delays or failure to effectively reduce debt, including due to circumstances outside of our control, could have an adverse effect on our financial position and results of operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts and transactions of SigmaTron International, Inc. (“SigmaTron”), its subsidiaries, Standard Components de Mexico, S.A., AbleMex S.A. de C.V., Digital Appliance Controls de Mexico, S.A. de C.V., Spitfire Controls (Vietnam) Co. Ltd., and Spitfire Controls (Cayman) Co. Ltd., SigmaTron International Trading Co., wholly-owned foreign enterprises Wujiang SigmaTron Electronics Co. Ltd., and Wujiang SigmaTron Electronic Technology Co., Ltd. (collectively, “SigmaTron China”), and its international procurement office, SigmaTron International Inc. Taiwan Branch. The functional currency of the Mexican, Vietnamese and Chinese subsidiaries and procurement branch is the U.S. Dollar. Intercompany transactions are eliminated in the consolidated financial statements. The impact of currency fluctuations for the fiscal year ended April 30, 2025, resulted in net foreign currency transaction losses of $981,838 compared to net foreign currency losses of

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

$796,315 in the prior year which are reflected as cost of products sold on the Company’s Consolidated Statements of Operations.

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

Financing Receivables

The Company has arrangements with various financial institutions to sell certain eligible accounts receivable balances from specific customers without recourse. The accounts receivable balances sold are at the election of the Company. The Company incurred fees for such sales, which are reflected as selling and administrative expenses on the Company’s Consolidated Statements of Operations and were not material for the fiscal years ended April 30, 2025 and 2024.  The accounts receivable balances are derecognized at the time of sale, as the Company does not have continuing involvement after the point of sale. During the years ended April 30, 2025 and April 30, 2024, the Company sold without recourse trade receivables of approximately $76,000,000 and $61,000,000, respectively. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain the Company’s long-term debt and are amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt. Deferred financing fees of $3,646,627 and $1,528,156 net of accumulated amortization of $5,352,174 and $876,524, respectively, as of April 30, 2025 and April 30, 2024, respectively, are deducted from long term debt on the Company’s Consolidated Balance Sheet.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and estimates by management about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income and/or loss. Valuation allowances are established when necessary to reduce deferred income tax assets to an amount more likely than not to be realized. Given the Company’s recent operating losses, the Company determined that it may not reasonably rely on future forecasted income to benefit its deferred tax assets. For this reason the Company has established a full valuation allowance on its deferred tax assets as of October 31, 2024, which remains effective as of April 30, 2025.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common stock equivalents such as stock options and restricted stock, had been exercised or vested. There were 626,458 and 325,577 anti-dilutive common stock equivalents at April 30, 2025 and April 30, 2024, respectively, which have been excluded from the calculation of diluted earnings per share.

	Fiscal Years Ended
	April 30,
	2025	2024

Net loss	$(10,254,908)	$(2,486,157)

Weighted-average shares
Basic	6,278,461	6,094,914
Effect of dilutive stock options	-	-

Diluted	6,278,461	6,094,914

Basic loss per share	$(1.63)	$(0.41)

Diluted loss per share	$(1.63)	$(0.41)

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company recognizes revenue when title to the goods or services are transferred to its customers, for an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s primary performance obligation to its customers is the production of finished goods electronic assembly products pursuant to purchase orders. The Company has concluded that title to the products it sells and transfers to its customers and an enforceable right to receive payment is customarily established at the point in time when the finished goods are invoiced to its customers, or in some cases delivered pursuant to the specified shipping terms of each customer arrangement. With respect to consignment arrangements, control transfers and revenue is recognized at the point in time when the goods are shipped to the customer from the consignment location or when delivered to the customer (pursuant to agreed upon shipping terms) and invoiced. In those limited instances where finished goods delivered to the customer location are stored in a segregated area which are not controlled by the customer (title transfer) until they are pulled from the segregated area and consumed by the Company’s customer, revenue is recognized upon consumption. For tooling services, the Company’s performance obligation is satisfied at the point in time when the customer takes legal possession of dies or molds, which accounted for less than 1% of the Company’s revenue. From time to time, the Company performs engineering, design, and testing services. The Company’s performance obligations for these services are satisfied over time as the respective services are rendered as its customers simultaneously derive value from the Company’s performance. None of these services were performed during fiscal 2025 and 2024. From the time that a customer purchase order is received and contract is established, the Company’s performance obligations are typically fulfilled within a few weeks after receipt of all material. The Company does not have any performance obligations that require more than 12 months to fulfill.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

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

	Fiscal Years Ended
	April 30,
	2025	2024
Contract Liability (deferred revenue) beginning of period	$3,111,062	$8,063,197
Deferred revenue recognized in period	(8,544,799)	(18,504,142)
Revenue deferred in period	11,169,636	13,552,007
Deferred revenue end of period	$5,735,899	$3,111,062

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

During fiscal year 2025, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods and no amounts were allocated to performance obligations that remain unsatisfied or partially unsatisfied at April 30, 2025. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers.” The Company had no material remaining unsatisfied performance obligations as of April 30, 2025, with an expected duration of greater than one year.

The following table presents the Company’s revenue disaggregated by the principal end-user markets it serves:

	Year Ended April 30,	Year Ended April 30,
Net sales by end-market	2025	2024
Industrial Electronics	$201,716,640	$261,411,363
Consumer Electronics	85,847,087	86,853,315
Medical / Life Sciences	17,152,392	25,619,143
Total Net Sales	$304,716,119	$373,883,821

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Shipping and Handling Costs

The Company records shipping and handling costs for goods shipped to customers as selling and administrative expenses. Customers are typically invoiced for shipping costs and such amounts are included in net sales. Shipping and handling costs were not material to the financial statements for fiscal years 2025 or 2024.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses which approximate fair value at April 30, 2025 and April 30, 2024, due to their short-term nature and are considered Level 1.  The carrying amounts of the Company’s debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market and are considered Level 2.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value Measurements Warrants

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

During fiscal 2025, the Company valued its contingent warrants which are classified as liabilities under authoritative accounting standards. These common stock warrants are valued using a Monte Carlo model, with level 3 inputs such as expected volatility, risk-free interest rate, and expected number of warrants ultimately utilized and term that are not observable in active markets.

The below table provides a summary of the fair value of the Company’s warrant liability as of April 30, 2025.

April 30,
2025
Beginning balance	$-
Contingent warrants issuance	2,263,000
Issuance of warrants	(770,250)
Change in fair value of warrants	(544,945)
Ending balance	$947,805

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE C - ALLOWANCE FOR CREDIT LOSSES

Changes in the Company’s allowance for credit losses are as follows:

	2025	2024
Beginning Balance	$59,466	$100,000
Bad debt expense	(24,629)	(40,534)
	$34,837	$59,466

NOTE D - INVENTORIES

Inventories consist of the following at April 30:

	2025	2024

Finished products	$18,349,655	$18,457,912
Work-in-process	3,985,220	4,492,609
Raw materials	87,825,681	108,224,069
	110,160,556	131,174,590
Less obsolescence reserve (1)	2,492,692	2,323,689
	$107,667,864	$128,850,901

(1)The obsolescence reserve primarily relates to raw materials.

Changes in the Company’s inventory obsolescence reserve are as follows:

	2025	2024

Beginning balance	$2,323,689	$4,566,061
Provision for obsolescence	628,703	582,185
Write-offs	(459,700)	(2,824,557)
	$2,492,692	$2,323,689

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE E - PROPERTY, MACHINERY AND EQUIPMENT, NET

Property, machinery and equipment consist of the following at April 30:

	2025	2024

Land and buildings	$13,524,794	$17,112,294
Machinery and equipment	88,843,179	86,591,310
Office equipment and software	15,630,105	15,297,251
Leasehold improvements	3,139,190	3,139,190
Equipment under finance leases	7,561,320	9,111,077
	128,698,588	131,251,122
Less accumulated depreciation and amortization,
including accumulated amortization of assets
under finance leases of $1,833,363 and $1,658,432 at April 30,
2025 and 2024, respectively	100,990,362	97,496,044

Property, machinery and
equipment, net	$27,708,226	$33,755,078

Depreciation and amortization expense of property, machinery and equipment was $5,641,297 and $5,939,172 for the fiscal years ended April 30, 2025 and April 30, 2024, respectively.

NOTE F – SEGMENT AND GEOGRAPHIC INFORMATION

SigmaTron International, Inc. (the “Company”) operates as an independent provider of electronic manufacturing services (“EMS”), including printed circuit board assemblies, electro-mechanical subassemblies, and complete box-build electronic products. The Company also provides related services such as material sourcing, engineering support, design, warehousing, distribution, and regulatory compliance. The Company’s operations are managed as a single reportable segment.

Management has determined that the Company’s operations comprise a single operating and reportable segment based on the nature of products and services, production processes, customer base, and distribution methods. Our reportable segment determination is based on our management and internal reporting structure, the nature of the products and services we offer, and the financial information evaluated regularly by the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”). The CODM reviews the Company’s consolidated financial information for purposes of allocating resources and evaluating financial performance.

The CODM uses operating income / (loss) and net income / (loss) reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of operations to manage the Company’s operations. Operating income / (loss) and net income / (loss) are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Further, the measure of segment assets is total assets as reported on the consolidated balance sheets.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE F – SEGMENT AND GEOGRAPHIC INFORMATION - Continued

Geographic Information

The Company provides manufacturing services through facilities in the United States, Mexico, China, Vietnam, and Taiwan. The majority of sales are made to U.S. based customers and denominated in USD. The following geographic data includes net sales based on the country location of the Company’s operation providing the electronic manufacturing service for the year ended April 30, 2025 and 2024:

Location	Net Sales Fiscal 2025	Net Sales Fiscal 2024

Unites States	$74,467,053	$111,520,788
Mexico	181,775,233	217,897,991
China	41,185,139	38,363,805
Vietnam	7,288,694	6,101,237
Total Net Sales	$304,716,119	$373,883,821

As of April 30, 2025, approximately 42% of total assets were located outside the United States (32% in Mexico, 8% in China, and 2% in other foreign locations).

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE G - INTANGIBLE ASSETS

Intangible Assets

Intangible assets subject to amortization are summarized as of April 30, 2025 as follows:

	April 30, 2025
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	$4,690,000	$4,035,519	$654,481

Intangible assets subject to amortization are summarized as of April 30, 2024, as follows:

	April 30, 2024
	Gross
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset Balance

Spitfire:
Non-contractual customer relationship	$4,690,000	$3,710,812	$979,188

Estimated aggregate amortization expense for the Company’s intangible assets, which become fully amortized in 2028, for the remaining fiscal years is as follows:

For the fiscal years ending April 30:
	2026	$317,728
	2027	310,900
	2028	25,853
		$654,481

Amortization expense was $324,707 and $331,842 for the years ended April 30, 2025 and April 30, 2026, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE H - LONG-TERM DEBT

Debt and finance lease obligations consisted of the following at April 30, 2025 and April 30, 2024:

	2025	2024

Debt:
Notes Payable - Banks	$52,915,560	$66,102,020
Notes Payable - Buildings	313,015	366,572
Notes Payable - Equipment	3,054,939	4,642,951
Unamortized deferred financing costs	(3,646,628)	(1,528,156)
Total debt	52,636,886	69,583,387
Less current maturities*	50,597,117	66,244,227
Long-term debt	$2,039,769	$3,339,160

Finance lease obligations	$3,147,447	$5,361,574
Less current maturities	1,742,412	2,214,127
Total finance lease obligations, less current portion	$1,405,035	$3,147,447

* Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels, the Company continues to classify this debt as current liabilities as of April 30, 2025.

Notes Payable – Secured lenders

As of April 30, 2025, the Company’s primary secured credit agreements included (i) the Amended and Restated Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”) by and between the Company and JPMorgan Chase Bank, N.A, as lender (“JPM”), which provides for a secured credit facility consisting of a revolving loan facility and, until July 2022, a term loan facility, and (ii) the Credit Agreement dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement” and together with the JPM Credit Agreement, the “Credit Agreements”) by and among the Company, the financial institutions identified therein (the “TCW Lenders”) and TCW Asset Management Company LLC, as administrative agent for the TCW Lenders (in such capacity, the “Agent,” and collectively with the TCW Lenders and JPM, the “Lender Parties”), which provides for a term loan facility. The facility under the JPM Credit Agreement, as amended, allowed the Company to borrow on a revolving basis up to the lesser of (i) $70,000,000 or (ii) an amount equal to a percentage of the eligible receivable borrowing base plus a percentage of the inventory borrowing base minus any reserves established by Lender (the “Revolving Commitment”). The maturity date of the facility is July 18, 2027.

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

In connection with the entry into the JPM Credit Agreement, Lender and TCW, as administrative agent under the Term Loan Agreement, entered into the Intercreditor Agreement, dated July 18, 2022, and acknowledged by

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE H - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders – Continued

SigmaTron (the “ICA”), to set forth and govern the lenders’ respective lien priorities, rights and remedies under the JPM Credit Agreement and the Term Loan Agreement.

The facility under the JPM Credit Agreement is secured by: (a) a first priority security interest in SigmaTron’s (i) accounts receivable and inventory (excluding Term Priority Mexican Inventory (as defined in the ICA) and certain inventory in transit, (ii) deposit accounts, (iii) proceeds of business interruption insurance that constitute ABL BI Insurance Share (as defined in the ICA), (iv) certain other property, including payment intangibles, instruments, equipment, software and hardware and similar systems, books and records, to the extent related to the foregoing, and (v) all proceeds of the foregoing, in each case, now owned or hereafter acquired (collectively, the “ABL Priority Collateral”); and (b) a second priority security interest in Term Priority Collateral (as defined below) other than (i) real estate and (ii) the equity interests of SigmaTron’s foreign subsidiaries (unless such a pledge is requested by Lender). As of April 30, 2025, there was $12,909,002 outstanding and $14,180,691 of unused availability under the revolving loan facility compared to an outstanding balance of $28,598,719 and $13,443,766 of unused availability at April 30, 2024. As of April 30, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $786,882 and $592,664, respectively.

The Term Loan Agreement provides for a term loan from the TCW Lenders to the Company in the principal amount of $40,000,000 (the “TCW Term Loan”). The TCW Term Loan bears interest at a rate per annum based on SOFR, plus the Applicable Margin of 7.50% (each as defined in the Term Loan Agreement). The TCW Term Loan has a SOFR floor of 1.00%. The maturity date of the TCW Term Loan is July 18, 2027. The amount outstanding as of April 30, 2025, was $40,006,558 compared to an outstanding balance of $37,503,301 at April 30, 2024. As of April 30, 2025 and April 30, 2024, the unamortized deferred financing amount offset against outstanding debt was $2,859,746 and $935,492, respectively.

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

Waivers and Amendments Nos. 1 & 2

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE H - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders - Continued

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

Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of April 30, 2025.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE H - LONG-TERM DEBT - Continued

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

Also on August 19, 2024, and in connection with the TCW Amendment, the Company entered into the Fee Letter, which provides for a payment to the Agent of $395,000 added to the principal amount owed under the TCW Term Loan and for certain monthly ticking fees equal to a range of percentages of the outstanding principal amount under the TCW Term Loan, provided the Company does not meet certain financial milestones by the applicable dates provided therein. In addition, pursuant to the Fee Letter, if the Company does not meet certain financial metrics from December 2024 to September 2025 as defined in the agreement, the Company has agreed to deliver to the Agent warrants to purchase shares of the Company’s common stock (the “Warrants”) in an amount equal to a percentage of the outstanding common stock of the Company on a fully diluted basis ranging from 1.25% (as of December 1, 2024) to 17.5% (as of September 1, 2025). The exercise price for the Warrants will be $0.01 per share and the Warrants would vest immediately upon issuance. The value of Warrants issued was $770,253 as of April 30, 2025.

The Company evaluated the accounting for the warrants associated with the Fee Letter to determine whether the warrants should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. The Company concluded that the warrants shall be classified as a liability upon entering into the Fee Letter and as a result recorded a liability of $2,263,000. In subsequent periods, these warrants are subject to remeasurement. As of April 30, 2025, the warrants were valued at $947,805. The remeasurement of the warrants is recorded within the change in fair value of warrants within the Consolidated Statements of Operations.

January 2025 Amendment

On January 10, 2025, the Company and JPM entered into Amendment No. 4 to the JPM Credit Agreement to increase the maximum letter of credit exposure permitted thereunder from $1,000,000 to $2,500,000.

All other material terms of the Credit Agreements, as amended by the foregoing Amendments, remain unchanged.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE H - LONG-TERM DEBT - Continued

Notes Payable – Secured lenders – Continued

Waivers and Amendments No. 4

On March 28, 2025 (the “March 2025 Amendment Effective Date”), the Company entered into (i) the Waiver and Amendment No. 5 to Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “March 2025 JPM Amendment”) between the Company and JPMorgan Chase Bank, N.A., as lender (“JPM”), to that certain Amended and Restated Credit Agreement between the Company and JPM dated as of July 18, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Credit Agreement”); and (ii) the Waiver and Amendment No. 4 to Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “March 2025 TCW Amendment;” together with the March 2025 JPM Amendment, the “March 2025 Amendments”) by and among the Company, the lenders identified therein (the “Lenders”) and TCW Asset Management Company LLC, as administrative agent for the Lenders (in such capacity, the “Agent;” collectively the Agent and the Lenders, the “TCW Lenders;” and collectively, JPM and the TCW Lenders, the “Lender Parties”), to that certain Credit Agreement dated as of July 18, 2022 among the Company, the Lenders and the Agent (as amended, restated, supplemented or otherwise modified from time to time, the “TCW Credit Agreement;” together with the JPM Credit Agreement, the “Credit Agreements”).

The March 2025 Amendments amended the Credit Agreements to: (A) suspend the Fixed Charge Coverage Ratio and the Total Debt to EBITDA Ratio covenants (each as defined in the Credit Agreements) until the first quarter of FY2026; (B) require that Trailing Three Month EBITDA (as defined in the March 2025 Amendments) as of each month-end be not less than $250,000; (C) replace the conditional obligation of the Company to close a Replacement Transaction to pay the Obligations (each as defined in the Credit Agreements) in full no later than September 30, 2025 with requirements that the Company deliver at least one indication of interest for a Replacement Transaction, which has been accomplished, and a signed exclusivity agreement which includes a letter of intent with terms for a Replacement Transaction by April 3, 2025, and further that it commence a tender offer for the Replacement Transaction by May 15, 2025, and close it within 45 days thereafter, with an extension of up to 30 days if the tender offer is extended under the agreement for the Replacement Transaction; (D) modify the definition of EBITDA to allow for additional adjustments for certain financial advisor and legal fees; (E) reduce the minimum required Availability (as defined in the JPM Credit Agreement) to $3.0 million; (F) apply the net proceeds of the sale and leaseback of the Company’s Elk Grove Village, Illinois, headquarters to reduce principal of the revolving line of credit under the JPM Credit Agreement; and (G) waive any noncompliance with certain covenants as of the March 2025 Amendment Effective Date.

In addition, pursuant to the March 2025 JPM Amendment, the parties agreed to (i) reduce the Revolving Commitment (as defined in the JPM Credit Agreement) to $35 million; (ii) establish a $3.7 million reserve block against Availability; and (iii) pay JPM a $25,000 amendment fee and, if a Replacement Transaction is not consummated as specified in the March 2025 JPM Amendment, an additional amendment fee.

In addition, pursuant to the March 2025 TCW Amendment, the parties agreed to (i) remove the asset coverage pre-payment ratio covenant under the TCW Term Loan; and (ii) provide the Agent with the right to require the Company to enlarge the financial advisor’s scope of services after an event of default after the March 2025 Amendment Effective Date.

All other material terms of the Credit Agreements, as amended by the March 2025 Amendments, remain unchanged. Descriptions of the material terms and conditions of the Credit Agreements were previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed on July 27, 2022, in its Form 8-K filed on May 4, 2023, in its Form 8-K filed on June 23, 2023, in its Form 8-K filed on August 22, 2024, and in subsequent Quarterly Reports on Form 10-Q, and are incorporated herein by reference.

On July 28, 2025, pursuant to the Merger, these lenders were paid in full.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE H - LONG-TERM DEBT – Continued

China Construction Bank

On March 15, 2019, the Company’s wholly-owned foreign enterprise, Wujiang SigmaTron Electronic Technology Co., Ltd., entered into a credit facility with China Construction Bank. The agreement has been renewed each time it expired in accordance with its terms on January 26, 2021, January 17, 2022, February 17, 2023, and March 1, 2024. On January 22, 2025, the agreement was renewed, and is scheduled to expire on January 19, 2026. Under the agreement Wujiang SigmaTron Electronic Technology Co., Ltd. can borrow up to 10,000,000 Renminbi, approximately $1,400,000 as of January 31, 2025, and the facility is collateralized by Wujiang SigmaTron Electronics Co., Ltd.’s manufacturing building. Interest is payable monthly and the facility bears a fixed interest rate of 3.15% per annum. There was no outstanding balance under the facility at April 30, 2025 and April 30, 2024, respectively.

Notes Payable – Buildings

The Company entered into a mortgage agreement on March 3, 2020, in the amount of $556,000, with The Bank and Trust SSB to finance the purchase of the property that serves as the Company’s warehousing and distribution center in Del Rio, Texas. The note requires the Company to pay monthly installment payments in the amount of $6,103. Interest accrues at a fixed rate of 5.75% per year until March 3, 2025, and adjusts thereafter, on an annual basis, equal to 1.0% over the Prime Rate as published by The Wall Street Journal. The note is payable over a 120 month period. The outstanding balance was $313,015 and $366,572 at April 30, 2025 and April 30, 2024, respectively.

Notes Payable - Equipment

The Company routinely entered into secured note agreements with Engencap Fin S.A. DE C.V. to finance the purchase of equipment. The terms of the outstanding secured note agreement, which had a fixed interest rate of 8.00% per annum, matured on May 1, 2023, and the final quarterly installment payment of $9,310 was paid.

The Company routinely enters into secured note agreements, including with FGI Equipment Finance LLC to finance the purchase of equipment. The terms of the outstanding secured note agreements mature from March 2025 through January 2029, with quarterly installment payments ranging from $10,723 to $69,439 and a fixed interest rate ranging from 8.25% to 12.00% per annum.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE H - LONG-TERM DEBT – Continued

Notes Payable – Equipment - Continued

Annual maturities of the Company’s debt, net of deferred financing fees for each of the next five years and thereafter, as of April 30, 2025, are as follows:

Fiscal Year	Bank	Building	Equipment	Total

2026	$49,268,932	$56,719	$1,271,466	$50,597,117
2027	-	60,068	774,490	834,558
2028	-	63,614	609,617	673,231
2029	-	67,370	399,366	466,736
2030	-	65,244	-	65,244
Thereafter	-	-	-	-
	$49,268,932	$313,015	$3,054,939	$52,636,886

*Due to the 2024 Covenant Defaults, the facilities under the Credit Agreements were classified as current liabilities on the Consolidated Balance Sheet at July 31, 2024 and April 30, 2024. In addition, due to the lender demand of a Replacement Transaction by September 2025 and the risk of additional covenant compliance failures based on current revenue levels the Company continues to classify this debt as current liabilities as of April 30, 2025.

Finance Lease Obligations

The Company enters into various finance lease agreements. The terms of the outstanding lease agreements mature through March 1, 2028, with monthly installment payments ranging from $12,940 to $33,706 and a fixed interest rate ranging from 8.73% to 12.09% per annum.

Annual future minimum obligations under outstanding finance leases agreements for each of the next three fiscal years and thereafter, as of April 30, 2025, are as follows:

Fiscal Year	Total

2026	$1,990,280
2027	1,160,336
2028	362,983
Total minimum lease payments	3,513,599
Less: Amounts representing interest	366,152
Present value of net minimum lease payments	$3,147,447

Other Long-Term Liabilities

As of April 30, 2025 and April 30, 2024 the Company had recorded $78,254 and $93,084, respectively, for seniority premiums of which none were for retirement accounts related to benefits for employees of the Company’s foreign subsidiaries.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE I - ACCRUED EXPENSES AND WAGES

Accrued expenses consist of the following at April 30:

	2025	2024

Interest	$174,581	$343,652
Commissions	125,445	78,481
Professional fees	334,005	184,067
Other - Purchases	353,403	287,929
Other	1,458,337	1,660,131

	$2,445,771	$2,554,260

Accrued wages consist of the following at April 30:

	2025	2024

Domestic wages	$1,994,150	$2,337,695
Bonuses	-	215,658
Foreign wages	3,543,150	4,193,113

	$5,537,300	$6,746,466

NOTE J – SALE/LEASEBACK

During December 2024, the Company executed a sale/leaseback transaction for its principal facility in Elk Grove Village, Illinois.  The sale price was $9,500,000.  Net proceeds were $8,292,098 and the Company recorded a pretax gain of $7,175,191 on the sale, which is reflected under Other income on the Consolidated Statements of Operations.

In connection with this transaction, the Company entered into a lease for the building. The lease is for a three year term with two, one-year tenant (Company) options. The lease is classified as operating and was recorded as a right-of-use asset with a balance of $2,427,223, a current operating lease obligation with a balance of $812,083 and a long-term operating lease obligation with a balance of $1,628,577 as of April 30, 2025.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE K - INCOME TAX

U.S. and foreign income before income (loss) tax expense for the fiscal years ended April 30 are as follows:

	2025	2024

Domestic	$(8,746,167)	$(8,990,544)
Foreign	4,803,185	6,229,125

	$(3,942,982)	$(2,761,419)

Income Tax Provision

The income tax expense (benefit) for the fiscal years ended April 30 consists of the following:

	2025	2024

Current
Federal	$193,173	$(50,378)
State	(1,723)	(158,524)
Foreign	1,456,675	1,724,948
Total Current	1,648,125	1,516,046

Deferred
Federal	3,375,508	(1,360,349)
State	535,930	(156,142)
Foreign	752,363	(274,817)
Total Deferred	4,663,801	(1,791,308)

Income tax expense (benefit)	$6,311,926	$(275,262)

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE K - INCOME TAX - Continued

Income Tax Provision - Continued

The difference between the income tax expense and the amounts computed by applying the statutory Federal income tax rates to income from continuing operations before tax expense for the fiscal years ended April 30 are as follows:

	2025	2024

U.S Federal Provision:
At statutory rate	$(828,026)	$(579,898)
State taxes	(244,293)	(345,697)
Change in valuation allowance	6,028,404	88,319
Foreign tax differential	264,156	462,543
Impact of state tax rate change	-	271,321
Global intangible low tax inclusion	357,322	408,536
Foreign valuation allowance	717,131	(60,157)
Impact of foreign permanent items other non deductible items	28,628	57,374
Investment in subsidiary	-	27,548
Tax credits and other permanent differences	(227,522)	(460,755)
Foreign currency exchange (gain)/loss in local jurisdiction	340,498	(194,352)
Foreign inflation adjustment	(149,577)	(118,271)
Stock-based compensation	25,205	168,227

Provision for income taxes (benefit)	$6,311,926	$(275,262)

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:

	2025	2024

Deferred Tax Assets
Federal, foreign & state NOL carryforwards	$2,861,742	$1,616,789
Research and other credits	78,100	78,100
Other intangibles - US	567,971	351,663
Reserves and accruals	867,026	940,443
Stock-based compensation	559,499	517,612
Capital loss carryforward	5,857,112	5,866,835
Inventory	1,957,968	2,156,641
Interest expense carryforward	1,467,608	1,919,424
Lease liabilities	2,827,974	2,139,779
Allowance for credit losses	8,511	14,528
Investment in subsidiary	1,362,469	1,359,628
Other	-	-
Capitalized R&D	39,565	134,648
Capitalized interest	1,351,494	477,660
Total gross deferred tax assets	19,807,039	17,573,750
Less: valuation allowance	14,225,298	7,302,639

Net deferred tax assets	$5,581,741	$10,271,111

Deferred Tax Liabilities
Property, machinery & equipment	$(2,817,333)	$(3,462,824)
Prepaids	(403,034)	(235,964)
Operating Lease right-of-use assets	(2,592,965)	(2,027,568)
Federal benefit of state taxes		(112,545)
Total deferred tax liabilities	$(5,813,332)	$(5,838,901)

Deferred tax asset	$-	$4,432,210
Deferred tax liability	(231,591)	-
Net deferred tax asset	$(231,591)	$4,432,210

The Company has a U.S. Federal NOL carryforward of approximately $11,044,000 as of April 30, 2025. The U.S. Federal NOL does not expire and is limited to 80% of taxable income each year. The Company has a total tax effected NOL carryforward of $2,861,742. This includes state tax effected NOLs of $542,457.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Given the Company’s recent operating losses, the Company determined that it may not reasonably rely on future forecasted income to benefit its deferred tax assets. For this reason the Company has established a full valuation allowance on its deferred tax assets as of October 31, 2024, which remains effective as of April 30, 2025.

Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Absent meeting an exception, unrepatriated foreign earnings generally remain subject to local country withholding taxes upon repatriation. The Company continues to apply its permanent reinvestment assertion on the cumulative amount of unremitted earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of undistributed earnings of approximately $17,820,000 at April 30, 2025.

Unrecognized Tax Benefits

As of April 30, 2025, gross unrecognized tax benefits totaled approximately $138,000 and accrued interest and penalties totaled $20,000 for an aggregate gross amount of $158,000. The entire balance of $158,000 of unrecognized tax benefits if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	April 30,	April 30,
	2025	2024
Beginning gross unrealized tax benefits	$146,000	$-
Changes in balances related to tax positions during prior periods	12,000	146,000
Changes in balances related to tax positions during current periods	-	-
Settlements and effective settlements with tax authorities	-	-
Ending gross unrecognized tax benefits	$158,000	$146,000

The Company accrues potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. For the fiscal year ended April 30, 2025, the Company recognized a net increase of approximately $20,000 in potential interest associated with uncertain tax positions.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE K - INCOME TAX - Continued

Deferred Tax Assets and Liabilities - Continued

Other

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the Company’s Consolidated Statements of Operations. For the fiscal years ended April 30, 2025 and April 30, 2024, the amount included in the Company’s Consolidated Balance Sheet for such liabilities was $121 and $8,000, respectively.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before fiscal year 2021.

NOTE L - 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) retirement savings plan, which is available to all U.S. employees. The Company matches 25.0% of the first 5.0% of a non-union participant’s compensation contributed to the plan up to $2,000 per non-union participant annually. The Company also matches 100% of a union participant’s contributions up to $300 per union participant annually. The Company contributed $189,617 and $217,591 to the plan during the fiscal years ended April 30, 2025 and April 30, 2024, respectively. The Company incurred total expenses of $18,769 and $18,637 for the fiscal years ended April 30, 2025 and April 30, 2024, respectively, relating to costs associated with the administration of the plan.

NOTE M - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of uncollateralized accounts receivable. For the fiscal year ended April 30, 2025, the Company’s largest customer accounted for 16.8% of the Company’s net sales and 8.0% of accounts receivable. For the fiscal year ended April 30, 2024, the Company’s largest customer accounted for 13.1% of the Company’s net sales and 4.6% of accounts receivable. Further, the Company has $1,681,912 in cash in China as of April 30, 2025. Effective May 1, 2015, China implemented a deposit insurance program to insure up to approximately $81,000 in deposits under certain circumstances. Funds above this amount are not insured by a guaranteed deposit insurance system. Under the Federal Deposit Insurance Corporation (“FDIC”) program, deposit insurance insures up to $250,000 held in participating U.S. banks.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE N - LEASES – Continued

The following table presents lease assets and liabilities and their balance sheet classification:

		April 30,	April 30,
	Classification	2025	2024
Operating Leases:
Right-of-use Assets	Right-of-use assets	$10,872,890	$7,463,301
Operating lease current liabilities	Current portion of operating lease obligations	3,849,564	2,789,107
Operating lease noncurrent liabilities	Operating lease obligations, less current portion	7,422,402	4,958,247
Finance Leases:
Right-of-use Assets	Property, machinery and equipment	5,727,957	6,959,660
Finance lease current liabilities	Current portion of finance lease obligations	1,742,412	2,214,127
Finance lease noncurrent liabilities	Finance lease obligations, less current portion	1,405,035	3,147,447

The components of lease expense for the fiscal years ended April 30, 2025 and 2024 are as follows:

		April 30,	April 30,
	Classification	2025	2024
Operating Leases:
Operating lease cost	Cost of products sold	4,261,627	3,597,855
Variable lease cost	Cost of products sold	207,504	213,754
Short term lease cost	Cost of products sold	11,400	11,400
Finance Leases:
Amortization of right-of-use assets	Cost of products sold	2,648,459	2,766,438
Interest expense	Interest expense, net	496,921	528,613
Total		7,625,911	7,118,060

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE N - LEASES – Continued

The weighted average lease term and discount rates for the fiscal years ended April 30, 2025 and 2024 are as follows:

	April 30,	April 30,
	2025	2024
Operating Leases:
Weighted average remaining lease term (months)	58.6	42.3
Weighted average discount rate	7.6%	4.8%
Finance Leases:
Weighted average remaining lease term (months)	23.58	31.92
Weighted average discount rate	10.4%	10.2%

Future payments due under leases reconciled to lease liabilities are as follows:

	Operating Leases	Finance Leases
For the fiscal years ending April 30:
2026	4,550,209	1,990,280
2027	2,483,536	1,160,336
2028	1,908,102	362,983
2029	1,224,528	-
2030	954,769	-
Thereafter	2,640,549	-
Total undiscounted lease payments	13,761,693	3,513,599
Present value discount, less interest	2,489,727	366,152
Lease liability	$11,271,966	$3,147,447

Supplemental disclosures of cash flow information related to leases as of fiscal years ended April 30, 2025 and 2024 are as follows:

	April 30,	April 30,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	496,921	528,613
Operating cash flows from operating leases	666,137	285,081
Financing cash flows from finance leases	2,214,127	1,981,813
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	3,223,950
Right-of-use assets obtained in exchange for operating lease liabilities	6,999,942	3,183,899

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS

The Company has stock option plans (“Option Plans”) under which certain employees may acquire shares of SigmaTron’s common stock. All Option Plans have been approved by SigmaTron’s stockholders. At April 30, 2025, the Company has 32,588 shares available for future issuance to employees under the employee plans. The Option Plans are interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. The maximum term of options granted under the Option Plans is generally 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Each option under the Option Plans is exercisable for one share of stock. Options forfeited under the Option Plans are available for reissuance. Options granted under these plans are granted at an exercise price equal to the fair market value of a share of SigmaTron’s common stock on the date of grant using the Black-Scholes option pricing model.

The Company granted 30,000 options for shares of SigmaTron’s common stock to an employee in the third quarter of fiscal year 2025, of which 25% vest within six months in the first quarter of fiscal year 2026, 25% vest in the third quarter of fiscal year 2026, 25% vest in the third quarter of fiscal year 2027, and the balance will vest in the third quarter of fiscal year 2028. The Company recognized approximately $15,582 in compensation expense in fiscal year 2025. There was $46,746 of unrecognized compensation expense as of April 30, 2025.

The Company estimated the fair value of these stock options on the date of the grant using the Black-Sholes option pricing model with the following assumptions:

2021 Option Plan
Fiscal 2025 Awards
Expected volatility	81.0%
Risk-free interest rate	4.21%
Expected life of options (in years)	6
Grant date fair value	$2.93

Expected volatility was based on the monthly changes in SigmaTron’s historical common stock prices over the expected life of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life of the options. The expected life of options is based on the terms of the options.

The Company granted 177,000 options for shares of SigmaTron’s common stock to employees in the first quarter of fiscal year 2024, of which 33% vested immediately, 33% vested in the first quarter of fiscal year 2025 and the balance will vest in the first quarter of fiscal year 2026. There were 12,000 and 0 forfeited options for shares in fiscal year 2025 and 2024, respectively. The Company recognized approximately $114,096 and $230,443 in compensation expense in fiscal year 2025 and 2024, respectively. There was $27,192 of unrecognized compensation expense as of April 30, 2025.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

The Company authorized 400,000 shares under the Option Plans in fiscal year 2022. The Company granted 362,500 options for shares of SigmaTron’s common stock to employees in the fourth quarter of fiscal year 2022, of which 25% vested immediately, 25% vested during the fourth quarter of fiscal year 2023, 25% vested during the fourth quarter of fiscal year 2024 and 25% vested during the fourth quarter of fiscal year 2025. There were 10,625 and 16,250 forfeited options for shares in fiscal year 2025 and 2024, respectively. The Company recognized $106,450 and $150,591 in compensation expense in fiscal year 2025 and 2024, respectively. There was $0 and $150,590 of unrecognized compensation expense as of April 30, 2025 and April 30, 2024, respectively.

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

The Company has a restricted stock plan under which non-employee directors may acquire shares of SigmaTron’s common stock.  The restricted stock plan has been approved by SigmaTron’s stockholders.  At April 30, 2025, the Company has 15,000 shares available for future issuance under the non-employee director plan.  The restricted stock plan is interpreted and administered by the Compensation Committee of SigmaTron’s Board of Directors. All awarded stock under the plan vests in six months from the date of grant. Awarded stock under this plan is granted at the closing price of SigmaTron’s common stock on the date of grant.

There were no shares of restricted SigmaTron common stock issued during fiscal year 2025.

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

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE O - STOCK COMPENSATION AND EQUITY TRANSACTIONS – Continued

The table below summarizes option activity through April 30, 2025:

	Number of		Number of
	securities to be	Weighted-	options
	issued upon	average	exercisable
	exercise of	exercise	at end
	outstanding options	price	of year
Outstanding at April 30, 2023	641,644	5.70	552,894
Options exercised during 2024	(3,000)	3.20
Options cancelled during 2024	(12,813)	4.24
Options forfeited during 2024	(16,250)	6.66
Options granted during 2024	177,000	3.42
Outstanding at April 30, 2024	786,581	5.20	632,331
Options forfeited during 2025	(10,625)	6.66
Options forfeited during 2025	(12,000)	3.42
Options granted during 2025	30,000	2.93
Outstanding at April 30, 2025	793,956	$5.10	716,956

Intrinsic value is calculated as the positive difference between the market price of SigmaTron’s common stock and the exercise price of the underlying options. As of April 30, 2025 and April 30, 2024, the aggregate intrinsic value of options exercised was $0 and $3,120, respectively. As of April 30, 2025 and April 30, 2024, the aggregate intrinsic value of the options outstanding was $0 and $226,432, respectively. As of April 30, 2025, the difference between the market price of the Company’s common stock and the exercise price of the underlying options was negative.

Information with respect to stock options outstanding and exercisable at April 30, 2025 is as follows:

	Options outstanding and exercisable

	Number	Weighted-average	Weighted-
	outstanding at	remaining	average
	April 30, 2025	contract life	exercise price
Range of exercise prices

$ 3.20-6.66	716,956	4.84 years	$5.32

	716,956		$5.32

There were 77,000 and 154,250 non-vested stock options as of April 30, 2025 and April 30, 2024, respectively.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE P - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal year 2025:

	First	Second	Third	Fourth
2025	Quarter	Quarter	Quarter	Quarter

Net sales	$84,776,978	$74,719,360	$71,067,863	$74,151,918

Gross profit (1)	6,405,194	6,904,204	5,553,063	8,443,499

Income (loss) before income	(2,486,947)	(4,793,415)	4,546,831	(1,209,451)
taxes (1)

Net income (loss)	(3,289,160)	(9,466,669)	3,883,611	(1,382,690)

Earnings (loss) per share	$(0.54)	$(1.55)	$0.63	$(0.21)
Basic

Earnings (loss) per share	$(0.54)	$(1.55)	$0.63	$(0.21)
Diluted

Weighted average shares- Basic	6,119,288	6,119,288	6,205,704	6,682,746

Weighted average shares- Diluted	6,119,288	6,119,288	6,205,704	6,682,746

1)In the fourth quarter of fiscal year 2025 physical inventory results were completed resulting in an increase in income before taxes of approximately $2,670,000.

SigmaTron International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

April 30, 2025 and 2024

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

The following is a summary of unaudited quarterly financial data for fiscal year 2024:

	First	Second	Third	Fourth
2024	Quarter	Quarter	Quarter	Quarter

Net sales (1)	$98,130,356	$98,691,684	$95,919,888	$81,141,893

Gross profit (2)	9,651,220	9,687,755	9,926,960	4,260,383

Income before income	107,964	371,928	676,742	(3,918,053)
taxes (2)

Net income (loss)	262,099	28,262	599,006	(3,375,524)

Earnings (loss) per share	$0.04	$0.00	$0.10	$(0.55)
Basic

Earnings (loss) per share	$0.04	$0.00	$0.10	$(0.55)
Diluted

Weighted average shares- Basic	6,091,288	6,091,331	6,094,288	6,099,955

Weighted average shares- Diluted	6,100,284	6,190,696	6,120,317	6,099,955

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